Form 10-Q
period 2015-03-27
TYCO INTERNATIONAL plc
filed 2015-04-24
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of ordinary shares outstanding as of April 17, 2015 was 421,032,334.

TYCO INTERNATIONAL PLC

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
    TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Revenue from product sales	$1,458	$1,464	$2,946	$2,930
Service revenue	972	1,016	1,962	2,039
Net revenue	2,430	2,480	4,908	4,969
Cost of product sales	999	1,003	2,021	2,001
Cost of services	550	575	1,097	1,150
Selling, general and administrative expenses	648	635	1,300	1,205
Separation costs (see Note 2)	—	1	—	1
Restructuring and asset impairment charges, net (see Note 4)	12	7	70	10
Operating income	221	259	420	602
Interest income	4	3	7	6
Interest expense	(25)	(25)	(49)	(49)
Other (expense) income, net	(1)	(1)	3	(2)
Income from continuing operations before income taxes	199	236	381	557
Income tax expense	(18)	(39)	(37)	(109)
Equity loss in earnings of unconsolidated subsidiaries	—	(5)	—	(9)
Income from continuing operations	181	192	344	439
(Loss) income from discontinued operations, net of income taxes	(16)	15	(18)	40
Net income	165	207	326	479
Less: noncontrolling interest in subsidiaries net (loss) income	(2)	—	(3)	2
Net income attributable to Tyco ordinary shareholders	$167	$207	$329	$477
Amounts attributable to Tyco ordinary shareholders:
Income from continuing operations	$183	$192	$347	$437
(Loss) income from discontinued operations	(16)	15	(18)	40
Net income attributable to Tyco ordinary shareholders	$167	$207	$329	$477
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.44	$0.41	$0.83	$0.94
(Loss) income from discontinued operations	(0.04)	0.04	(0.05)	0.09
Net income attributable to Tyco ordinary shareholders	$0.40	$0.45	$0.78	$1.03
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.43	$0.41	$0.81	$0.93
(Loss) income from discontinued operations	(0.04)	0.03	(0.04)	0.08
Net income attributable to Tyco ordinary shareholders	$0.39	$0.44	$0.77	$1.01
Weighted average number of shares outstanding:
Basic	420	461	420	462
Diluted	427	469	427	470
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in millions)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income	$165	$207	$326	$479
Other comprehensive loss, net of tax
Foreign currency translation	(176)	(15)	(374)	(52)
Defined benefit and post retirement plans	4	4	9	7
Total other comprehensive loss, net of tax	(172)	(11)	(365)	(45)
Comprehensive (loss) income	(7)	196	(39)	434
Less: comprehensive (loss) income attributable to noncontrolling interests	(2)	—	(3)	2
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(5)	$196	$(36)	$432
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	March 27, 2015	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$432	$892
Accounts receivable, less allowance for doubtful accounts of $74 and $67, respectively	1,643	1,734
Inventories	677	625
Prepaid expenses and other current assets	867	1,051
Deferred income taxes	304	304
Assets held for sale	155	180
Total Current Assets	4,078	4,786
Property, plant and equipment, net	1,216	1,262
Goodwill	4,265	4,122
Intangible assets, net	908	712
Other assets	1,228	927
Total Assets	$11,695	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$278	$20
Accounts payable	735	825
Accrued and other current liabilities	1,959	2,114
Deferred revenue	405	400
Liabilities held for sale	102	118
Total Current Liabilities	3,479	3,477
Long-term debt	1,732	1,443
Deferred revenue	315	335
Other liabilities	1,927	1,871
Total Liabilities	7,453	7,126
Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest in businesses held for sale	12	13
Tyco Shareholders' Equity:
Ordinary shares, $0.01 and CHF 0.50 par value, 1,000,000,000 and 825,222,070 shares authorized, and 420,872,396 and 486,363,050 shares issued as March 27, 2015 and September 26, 2014, respectively	4	208
Preference shares $0.01 par value, 100,000,000 shares authorized, none outstanding as of March 27, 2015	—	—
Ordinary shares held in treasury, nil and 59,460,486 shares as of March 27, 2015 and September 26, 2014, respectively	—	(2,515)
Additional paid in capital	565	3,306
Accumulated earnings	5,202	4,873
Accumulated other comprehensive loss	(1,590)	(1,225)
Total Tyco Shareholders' Equity	4,181	4,647
Nonredeemable noncontrolling interest	49	23
Total Equity	4,230	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,695	$11,809
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Six Months Ended
	March 27, 2015	March 28, 2014
Cash Flows From Operating Activities:
Net income attributable to Tyco ordinary shareholders	$329	$477
Noncontrolling interest in subsidiaries net (loss) income	(3)	2
Income (loss) from discontinued operations, net of income taxes	18	(40)
Income from continuing operations	344	439
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	171	180
Non-cash compensation expense	30	31
Deferred income taxes	(29)	56
Provision for losses on accounts receivable and inventory	34	23
Legacy legal matters (see Note 11)	—	(92)
Other non-cash items	23	17
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	22	36
Contracts in progress	(30)	(5)
Inventories	(64)	(24)
Prepaid expenses and other assets	(44)	(40)
Accounts payable	(87)	(48)
Accrued and other liabilities	(64)	(220)
Deferred revenue	4	11
Other	(48)	2
Net cash provided by operating activities	262	366
Net cash provided by discontinued operating activities	3	77
Cash Flows From Investing Activities:
Capital expenditures	(123)	(135)
Proceeds from disposal of assets	3	6
Acquisition of businesses, net of cash acquired	(525)	(54)
Acquisition of dealer generated customer accounts and bulk account purchases	(8)	(16)
Divestiture of business, net of cash divested	(1)	—
Sales and maturities of investments	279	141
Purchases of investments	(288)	(40)
(Increase) decrease in restricted cash	(39)	6
Other	(1)	—
Net cash used in investing activities	(703)	(92)
Net cash used in discontinued investing activities	(15)	(57)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	715
Repayment of short-term debt	(1)	(715)
Proceeds from issuance of long-term debt	567	—
Proceeds from exercise of share options	57	62
Dividends paid	(151)	(148)
Repurchase of ordinary shares	(417)	(250)
Transfer (to) from discontinued operations	(12)	20
Payment of contingent consideration	(23)	—
Other	(23)	(10)
Net cash used in financing activities	(3)	(326)
Net cash provided by (used in) discontinued financing activities	12	(20)
Effect of currency translation on cash	(16)	(16)
Net decrease in cash and cash equivalents	(460)	(68)
Cash and cash equivalents at beginning of period	892	563
Cash and cash equivalents at end of period	$432	$495
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended March 27, 2015 and March 28, 2014
(in millions)

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					477		477	2	479
Other comprehensive loss, net of tax						(45)	(45)		(45)
Dividends declared				(332)			(332)		(332)
Shares issued from treasury for vesting of share based equity awards	5		182	(120)			62		62
Repurchase of ordinary shares	(7)		(250)				(250)		(250)
Compensation expense				32			32		32
Other			(11)				(11)		(11)
Balance as of March 28, 2014	461	$208	$(991)	$3,334	$3,512	$(1,032)	$5,031	$25	$5,056

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 26, 2014	427	$208	$(2,515)	$3,306	$4,873	$(1,225)	$4,647	$23	$4,670
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					329		329	(3)	326
Other comprehensive loss, net of tax						(365)	(365)		(365)
Cancellation of treasury shares		(34)	2,878	(2,844)			—		—
Dividends declared				(84)			(84)		(84)
Conversion of Tyco International Ltd. common shares to Tyco International plc ordinary shares		(170)		170			—		—
Shares issued for vesting of share based equity awards	4		67	(10)			57		57
Repurchase of ordinary shares	(10)		(417)				(417)		(417)
Compensation expense				30			30		30
Noncontrolling interest related to acquisitions							—	29	29
Other			(13)	(3)			(16)		(16)
Balance as of March 27, 2015	421	$4	$—	$565	$5,202	$(1,590)	$4,181	$49	$4,230
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
References to 2015 and 2014 are to Tyco's fiscal quarters ending March 27, 2015 and March 28, 2014, respectively, unless otherwise indicated. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015 and 2014 are both 52-week years.
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
Reclassifications - Certain prior period amounts have been reclassified to conform with current period presentation. The Company has reclassified several businesses in the Rest of World ("ROW") Installation & Services segment to (Loss) income from discontinued operations in the Consolidated Statements of Operations and the assets and liabilities as held for sale within the Consolidated Balance Sheets for all periods presented as they satisfied the criteria to be presented as discontinued operations. In addition, the Company has reclassified the assets and liabilities of several businesses in the ROW Installation & Services segment as held for sale during the quarter ended March 27, 2015. One of these businesses satisfied the criteria to be presented as discontinued operations and has been reflected as such in the Consolidated Statements of Operations for all periods presented. See Note 3.
Recently Adopted Accounting Pronouncements - In March 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to resolve diversity in practice on the accounting for the cumulative translation adjustment ("CTA") when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any CTA into net income when the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity which results in a substantially complete liquidation of the foreign entity; when the sale of an investment in a foreign entity results in the loss of a controlling financial interest; or where an acquirer obtains control of an acquiree in which it had an equity interest immediately before the acquisition date. The guidance does not change the requirement to release a pro rata portion of the CTA into net income upon a partial sale of an equity method investment that is a foreign entity. The guidance became effective for Tyco in the first quarter of fiscal 2015. The adoption of this guidance, which was applied on a prospective basis, did not have a material impact on the Company's financial position, results of operations or cash flows.
In July 2013, the FASB issued authoritative guidance for the presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward. If the NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance does not require any additional recurring disclosures and became effective for Tyco during the first fiscal quarter of fiscal 2015. The adoption of this guidance, which was applied on a prospective basis, did not have a material impact on the Company's financial position, results of operations or cash flows.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements - In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for Tyco in the first quarter of fiscal 2016, with early adoption permitted only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company is currently assessing the impact, if any, the guidance will have upon adoption.
In May 2014, the FASB issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. This guidance will be effective for Tyco in the first quarter of fiscal 2018, with early adoption not permitted. The Company is currently assessing the impact the guidance will have upon adoption.
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
In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") within continuing operations of nil and $16 million during the quarters ended March 27, 2015 and March 28, 2014, respectively, and $2 million and $31 million for the six months ended March 27, 2015 and March 28, 2014, respectively. In addition, the Company incurred pre-tax charges within discontinued operations of nil and $1 million for both the quarters and six months ended March 27, 2015 and March 28, 2014, respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The Company received associated tax benefits of nil and $5 million during the quarters ended March 27, 2015 and March 28, 2014, respectively, and $1 million and $11 million for the six months ended March 27, 2015 and March 28, 2014, respectively. The Company does not expect to incur material separation charges relating to activities taken to complete the 2012 Separation in future periods.
3.    Divestitures
The Company continually assesses the strategic fit of its various businesses and from time to time divests businesses which do not align with its long-term strategy.
During the quarter ended March 27, 2015, the Company concluded that several businesses in the ROW Installation & Services segment which it intends to sell met the criteria to be classified as held for sale. The Company expects to complete the sale of these businesses during the remainder of fiscal 2015. In addition, during fiscal 2014, the Company concluded that several other businesses in the ROW Installation & Services segment which it intends to sell met the criteria to be classified as held for sale. The Company expects to complete the sale of these businesses by the end of the third quarter of fiscal 2015.
The businesses described above are accounted for as held for sale on the Consolidated Balance Sheets as of March 27, 2015 and September 26, 2014. To the extent the criteria required to be presented as a discontinued operation have been satisfied, the businesses results of operations have been presented as such on the Consolidated Statements of Operations during the quarters and six months ended March 27, 2015 and March 28, 2014.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations
The components of (loss) income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net revenue	$5	$152	$10	$310
Pre-tax (loss) income from discontinued operations	(6)	20	(9)	52
Pre-tax separation loss included within discontinued operations (See Note 2)	—	(1)	—	(1)
Pre-tax (loss) gain on sale of discontinued operations	—	(4)	1	(4)
Income tax expense	(10)	—	(10)	(7)
(Loss) income from discontinued operations, net of income taxes	$(16)	$15	$(18)	$40
Balance sheet information for the discontinued operations as of March 27, 2015 and September 26, 2014 was as follows ($ in millions):

	As of
	March 27, 2015	September 26, 2014
Accounts receivable, net	$20	$26
Inventories	6	7
Prepaid expenses and other current assets	95	107
Deferred income taxes	3	3
Property, plant and equipment, net	6	6
Goodwill	3	3
Intangible assets, net	21	25
Other assets	1	3
Total assets	$155	$180
Accounts payable	38	48
Accrued and other current liabilities	55	62
Deferred revenue	2	2
Other liabilities	7	6
Total liabilities	$102	$118
Because the Company utilizes a centralized approach to cash management and the financing of its operations, all cash that is generated by discontinued operations is routinely transferred to the Company's financing subsidiaries in continuing operations. As a result, Transfers from discontinued operations on the Company's Consolidated Statement of Cash Flows reflects the net cash movements from discontinued operations to continuing operations that have occurred during the period.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Restructuring and Asset Impairment Charges, Net
During fiscal 2015, the Company identified and pursued additional opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges in the range of $75 million to $100 million in fiscal 2015, which does not include repositioning charges as described below.
The Company recorded restructuring and asset impairment charges by action as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
2015 actions	$9	$—	$58	$—
2014 actions	4	8	10	9
2013 and prior actions	(1)	(1)	2	1
Total	$12	$7	$70	$10
2015 Actions

Restructuring and asset impairment charges, net, during the quarter and six months ended March 27, 2015 related to the 2015 actions are as follows ($ in millions):

For the Quarter Ended March 27, 2015
Employee Severance and Benefits
NA Installation & Services	$4
ROW Installation & Services	4
Global Products	1
Total	$9

	For the Six Months Ended March 27, 2015
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$26	$—	$26
ROW Installation & Services	14	5	19
Global Products	3	—	3
Corporate and Other	10	—	10
Total	$53	$5	$58
The rollforward of the reserves from September 26, 2014 to March 27, 2015 is as follows ($ in millions):

Balance as of September 26, 2014	$—
Charges	60
Reversals	(2)
Utilization	(25)
Currency translation	(1)
Balance as of March 27, 2015	$32

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014 Actions

Restructuring and asset impairment charges, net, during the quarters and six months ended March 27, 2015 and March 28, 2014 related to the 2014 actions are as follows ($ in millions):

	For the Quarter Ended March 27, 2015	For the Quarter Ended March 28, 2014
	Employee Severance and Benefits	Employee Severance and Benefits
NA Installation & Services	$—	$3
ROW Installation & Services	—	4
Global Products	4	1
Total	$4	$8

	For the Six Months Ended March 27, 2015	For the Six Months Ended March 28, 2014
	Employee Severance and Benefits	Employee Severance and Benefits
NA Installation & Services	$1	$3
ROW Installation & Services	—	5
Global Products	9	1
Total	$10	$9

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2014 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Installation & Services	$17	$—	$—	$17
ROW Installation & Services	18	5	—	23
Global Products	12	—	2	14
Total	$47	$5	$2	$54
The rollforward of the reserves from September 26, 2014 to March 27, 2015 is as follows ($ in millions):

Balance as of September 26, 2014	$29
Charges	10
Utilization	(14)
Currency translation	(2)
Balance as of March 27, 2015	$23
2013 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2014. The total amount of these reserves was $50 million and $70 million as of March 27, 2015 and September 26, 2014, respectively. The Company incurred $2 million and $4 million of restructuring charges, $3 million and $5 million of reversals, and utilized $6 million and $17 million for the quarters ended March 27, 2015 and March 28, 2014, respectively, related to 2013 and prior actions. The Company incurred $5 million and $14 million of restructuring charges, $3 million and $13 million of reversals, and utilized $15 million and $41 million for the six months ended March 27, 2015 and March 28, 2014, respectively, related to 2013 and prior actions. The remaining change in reserve during the quarters and six months ended March 27, 2015 and March 28, 2014 relates to currency translation. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total Restructuring Reserves
As of March 27, 2015 and September 26, 2014, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	March 27, 2015	September 26, 2014
Accrued and other current liabilities	$90	$83
Other liabilities	15	16
Total	$105	$99
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarters ended March 27, 2015 and March 28, 2014, the Company recorded repositioning charges of $17 million and $9 million, respectively, and $34 million and $15 million for the six months ended March 27, 2015 and March 28, 2014, respectively, primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations.
5.    Acquisitions
During the quarter ended March 27, 2015, total consideration paid, net of $6 million of cash acquired and $5 million of holdback liability, for six acquisitions included in continuing operations was $373 million. Current quarter activity is primarily related to the acquisition of Industrial Safety Technologies International ("IST"), a global leader in gas and flame detection with operations in Europe, the Middle East, China, and the U.S., for total consideration paid, net of $5 million of cash acquired, of $327 million. The purchase price for IST was allocated to $70 million of assets, $134 million of goodwill, $143 million of intangible assets and the assumption of $15 million of liabilities. IST is being integrated into the Global Products segment. The remaining $46 million in purchase price relates to five acquisitions that will be integrated into the ROW Installation & Services and Global Products segments and working capital adjustments related to prior year acquisitions.
During the six months ended March 27, 2015, total consideration paid, net of $26 million of cash acquired and $8 million of holdback liability, for 11 acquisitions included in continuing operations was $525 million. This includes working capital adjustments described above. In addition to the acquisition of IST within the Global Products segment, the Company made 10 acquisitions during the six months ended March 27, 2015.
The determination of fair value for certain assets and liabilities relating to the acquisitions made during the quarter ended December 27, 2014 has been finalized, which did not result in a material adjustment. The final determination of fair value for certain assets and liabilities relating to several of the acquisitions made during the quarter ended March 27, 2015 remains subject to change based on final valuations of the assets acquired and liabilities assumed. The Company does not expect the finalization of these matters, which is expected to be completed within fiscal 2015, to have a material effect on the purchase price allocation.
During the quarter ended March 28, 2014, the Company did not complete any acquisitions. During the six months ended March 28, 2014, total consideration paid, net of $1 million cash acquired, and $1 million of contingent consideration, for acquisitions included in continuing operations was $54 million, This was entirely related to the acquisition of Westfire, Inc. ("Westfire") on November 8, 2013. Westfire, a fire protection services company with operations in the United States, Chile and Peru, provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and has been integrated into the NA Installation & Services and ROW Installation & Services segments.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended March 27, 2015.
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
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of March 27, 2015, Tyco recorded deferred tax assets of approximately $349 million, which is comprised of $2.4 billion gross deferred tax assets net of $2.0 billion valuation allowances.
Tax Sharing Agreement and Other Income Tax Matters
In connection with the 2012 and 2007 Separations, Tyco entered into the 2012 and 2007 Tax Sharing Agreements, respectively, that govern the respective rights, responsibilities, and obligations of (i) Tyco, Pentair and ADT after the 2012 Separation and (ii) Tyco, Medtronic (formerly Covidien plc) and TE Connectivity after the 2007 Separation, with respect to taxes. Specifically, this includes taxes in the ordinary course of business and taxes, if any, incurred as a result of any failure of the respective distributions to qualify tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.
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
Under the 2007 Tax Sharing Agreement, Tyco shares responsibility for certain of Tyco's, Medtronic's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Medtronic's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the 2007 Tax Sharing Agreement, Tyco established a net receivable from Medtronic and TE Connectivity representing the amount Tyco expected to receive for pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). Tyco also established liabilities representing the fair market value of its share of Medtronic's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the 2007 Tax Sharing Agreement.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tyco assesses the shared tax liabilities and related guaranteed liabilities related to both the 2012 and 2007 Tax Sharing Agreements at each reporting period. Tyco will provide payment to Pentair and ADT under the 2012 Tax Sharing Agreement and Medtronic and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the tax audit and legal processes are completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of future payments under the 2012 and 2007 Tax Sharing Agreements is not known. Such cash payments, when they occur, will reduce the guarantor liability as they represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2012 and 2007 Tax Sharing Agreements guarantee liabilities on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made exceed the recorded balance.
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
In addition to dealing with tax liabilities for periods prior to the respective Separations, the 2012 and 2007 Tax Sharing Agreements contain sharing provisions to address the contingencies that the 2012 or 2007 Separations, or internal transactions related thereto, may be deemed taxable by U.S. or non U.S. taxing authorities. In the event the 2012 Separation is determined to be taxable and such determination was the result of actions taken after the 2012 Separations by Tyco, ADT or Pentair, the party responsible for such failure would be responsible for all taxes imposed on each company as a result thereof. If such determination is not the result of actions taken by Tyco, ADT or Pentair after the 2012 Separation, then Tyco, ADT and Pentair would be responsible for any taxes imposed on any of the companies as a result of such determination in the same manner and

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the same proportions as described above. Similar provisions exist in the 2007 Tax Sharing Agreement. If either of the 2007 or 2012 Separation, or internal transactions taken in anticipation thereof, were deemed taxable, the associated liability could be significant. Tyco is responsible for all of its own taxes that are not shared pursuant to the 2012 and 2007 Tax Sharing Agreements' sharing formulas. In addition, Pentair and ADT, and Medtronic and TE Connectivity are responsible for their tax liabilities that are not subject to the 2012 or 2007 Tax Sharing Agreements' sharing formula.
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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of March 27, 2015 and September 26, 2014, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	March 27, 2015	September 26, 2014	March 27, 2015	September 26, 2014
Tax sharing agreement related receivables:
Prepaid expenses and other current assets	$—	$—	$3	$3
Other assets	—	—	24	23
	—	—	27	26
Tax sharing agreement related liabilities:
Accrued and other current liabilities	—	—	(21)	(21)
Other liabilities	(46)	(46)	(194)	(194)
	(46)	(46)	(215)	(215)
Net liability	$(46)	$(46)	$(188)	$(189)
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco ordinary shareholders are as follows (in millions, except per share data):

	For the Quarter Ended March 27, 2015			For the Quarter Ended March 28, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$183	420	$0.44	$192	461	$0.41
Share options and restricted share awards	—	7		—	8
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$183	427	$0.43	$192	469	$0.41

	For the Six Months Ended March 27, 2015			For the Six Months Ended March 28, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$347	420	$0.83	$437	462	$0.94
Share options and restricted share awards	—	7		—	8
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$347	427	$0.81	$437	470	$0.93
The computation of diluted earnings per share for the quarter and six months ended March 27, 2015 excludes the effect of the potential exercise of share options to purchase approximately 3 million shares for both periods and excludes restricted stock units of approximately 1 million shares for both periods because the effect would be anti-dilutive.
The computation of diluted earnings per share for the quarter and six months ended March 28, 2014 excludes the effect of the potential exercise of share options to purchase approximately 2 million shares for both periods and excludes restricted stock units of approximately 2 million shares for both periods because the effect would be anti-dilutive.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total

Gross goodwill	$2,104	$1,991	$1,824	$5,919
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 27, 2013	1,978	923	1,257	4,158
2014 activity:
Acquisitions/ purchase accounting adjustments	10	15	(4)	21
Currency translation	(12)	(34)	(11)	(57)

Gross goodwill	$2,102	$1,972	$1,809	$5,883
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 26, 2014	1,976	904	1,242	4,122
2015 activity:
Acquisitions / purchase accounting adjustments	15	34	275	324
Currency translation	(20)	(128)	(33)	(181)

Gross goodwill	$2,097	$1,878	$2,051	$6,026
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of March 27, 2015	$1,971	$810	$1,484	$4,265
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of March 27, 2015 and September 26, 2014 ($ in millions):

	As of
	March 27, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,377	$1,040	$1,400	$1,113
Intellectual property	768	497	608	487
Other	10	7	29	15
Total	$2,155	$1,544	$2,037	$1,615
Non-Amortizable:
Intellectual property	$212		$214
Franchise rights	76		76
Other	9		—
Total	$297		$290
Intangible asset amortization expense for the quarters ended March 27, 2015 and March 28, 2014 was $21 million and $23 million, respectively. Intangible asset amortization expense for the six months ended March 27, 2015 and March 28, 2014 was $41 million and $46 million, respectively.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $40 million for the remainder of 2015, $88 million for 2016, $79 million for 2017, $74 million for 2018, and $330 million for 2019 and thereafter.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Debt
Debt as of March 27, 2015 and September 26, 2014 is as follows ($ in millions):

	As of
	March 27, 2015	September 26, 2014
3.375% public notes due 2015 (1)	$258	$258
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	245	245
6.875% public notes due 2021	465	465
4.625% public notes due 2023	42	42
1.375% public notes due 2025	548	—
Other (2)	21	22
Total debt	2,010	1,463
Less current portion	278	20
Long-term debt	$1,732	$1,443
_______________________________________________________________________________
(1) $258 million of 3.375% public notes due October 2015 is included in the current portion of debt as of March 27, 2015.
(2) $20 million of the amount shown as other is included in the current portion of the Company's total debt as of both March 27, 2015 and September 26, 2014.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of March 27, 2015 and September 26, 2014 was $1,989 million and $1,441 million, respectively. The Company has determined the fair value of such debt to be $2,198 million and $1,670 million as of March 27, 2015 and September 26, 2014, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of March 27, 2015 and September 26, 2014, $1,989 million and $1,441 million, respectively, of the Company's debt, which is actively traded and subject to the fair value disclosure requirements, is classified as Level 1 in the fair value hierarchy.
Commercial Paper
From time to time, the Company's wholly-owned subsidiary, Tyco International Finance S.A. ("TIFSA") may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued on a private placement basis under the commercial paper program is $1 billion as of March 27, 2015. As of March 27, 2015 and September 26, 2014, TIFSA had no commercial paper outstanding.
Credit Facilities
The Company's committed revolving credit facility totaled $1 billion as of March 27, 2015. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of March 27, 2015 and September 26, 2014, there were no amounts drawn under the Company's revolving credit facility. Interest under the revolving credit facility is variable and is calculated by reference to LIBOR or an alternate base rate.
Debt Issuance/Repayment
On February 25, 2015, TIFSA issued €500 million aggregate principal amount of 1.375% Notes due February 25, 2025 (the "Notes"), which are fully and unconditionally guaranteed by each of the Company and Tyco Fire & Security Finance S.C.A. TIFSA received total net proceeds of approximately $563 million after deducting debt issuance costs of approximately $5 million and a debt discount of approximately $1 million. The net proceeds, were made available for general corporate

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purposes. The Notes are TIFSA’s senior unsecured obligations and rank equally in right of payment with all of its existing and future senior debt, and senior to any subordinated indebtedness that TIFSA may incur. The Notes were designated as a net investment hedge. See Note 10.
10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, time deposits, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, time deposits, accounts receivable, and accounts payable approximated book value as of March 27, 2015 and September 26, 2014. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.
Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the six months ended March 27, 2015, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. During the quarter, the Company designated its €500 million of 1.375% public notes due February 2025 as a net investment hedge of the Company’s investments in certain of its international subsidiaries that use the Euro as their functional currency and intercompany permanent loans in order to reduce the volatility caused by changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. During the quarter ended March 27, 2015, the change in the carrying value due to remeasurement of the Euro denominated 2025 Notes resulted in a $20 million gain reported in Accumulated other comprehensive loss on the Consolidated Balance Sheets. This hedge did not result in any hedge ineffectiveness for the quarter and six months ended March 27, 2015. During the quarter ended March 28, 2014, the Company did not have hedging instruments that were designated and qualified as hedging instruments for accounting purposes.
As of March 27, 2015 and September 26, 2014, the total gross notional amount of the Company's foreign exchange contracts was $298 million and $258 million, respectively. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of March 27, 2015 and September 26, 2014 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters and six months ended March 27, 2015 and March 28, 2014.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
Investments may primarily include marketable securities such as U.S. government obligations, U.S. government agency and corporate debt securities, equity securities, exchange traded funds or time deposits with banks.
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company's hierarchy for its assets measured at fair value on a recurring basis as of March 27, 2015 and September 26, 2014 ($ in millions):

				Consolidated Balance Sheet Classification
	As of March 27, 2015			Prepaids and Other Current Assets	Other Assets
Investment Assets:	Level 1	Level 2	Total
Available-for-sale securities:
Exchange traded funds (fixed income) (1)	$198	$—	$198	$—	$198
Exchange traded funds (equity) (1)	84	—	84	—	84
Trading securities:
Exchange traded funds (equity)	63	—	63	63	—
	$345	$—	$345	$63	$282
(1) Classified as restricted investments. See Note 11.

				Consolidated Balance Sheet Classification
	As of September 26, 2014			Prepaids and Other Current Assets
Investment Assets:	Level 1	Level 2	Total
Time deposits	$275	$—	$275	$275
Trading Securities:
Exchange traded funds (equity)	62	—	62	62
	$337	$—	$337	$337
During the quarter and six months ended March 27, 2015, the Company did not have any significant transfers between levels within the fair value hierarchy.
Unrealized gains and losses related to trading securities are recorded in Other (expense) income, net in the Consolidated Statements of Operations. Unrealized gains and losses related to available for sale securities are recorded in Other comprehensive income.
Other
The Company had $1.4 billion and $1.5 billion of intercompany loans designated as permanent in nature as of March 27, 2015 and September 26, 2014, respectively. Additionally, for the quarters ended March 27, 2015 and March 28, 2014, the Company recorded $75 million and $7 million of a cumulative translation loss, respectively, through Accumulated other comprehensive loss related to these loans.
For the six months ended March 27, 2015 and March 28, 2014, the Company recorded $145 million of a cumulative translation loss and $4 million of a cumulative translation gain, respectively, through Accumulated other comprehensive loss related to these loans.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingencies
Legacy Matters Related to Former Management
In recent years, the Company has settled several lawsuits involving disputes with former management. With respect to Dennis Kozlowski, the Company's former chief executive officer, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements. As a result, in the first quarter of fiscal 2014, the Company reversed a non-cash net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Pursuant to the settlement agreement, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain.
With respect to Mark Swartz, the Company's former chief financial officer, in November 2014, the parties reached a definitive agreement to resolve all outstanding disputes, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. In the first quarter of fiscal 2015, the Company also received approximately $12 million in cash from Mr. Swartz, $5 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $7 million for the Company, which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The cash received has been classified as restricted.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 27, 2015, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $29 million to $72 million. As of March 27, 2015, Tyco concluded that the best estimate within this range is approximately $33 million, of which $15 million is included in Accrued and other current liabilities and $18 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of March 27, 2015, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $19 million to $46 million. The Company's best estimate within that range is approximately $22 million, of which $10 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 27, 2015, the Company has determined that there were approximately 5,900 claims pending against it, which includes approximately 3,200 claims pending against Yarway. This amount reflects the Company's current estimate of the number of viable claims made against it and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. Additionally, as a result of the Yarway bankruptcy filing described below, claims against Yarway have been stayed since April 2013.
As of March 27, 2015, the Company's estimated net liability, including Yarway, recorded within the Company's Consolidated Balance Sheet is $319 million. The net liability is comprised of a liability for pending and future claims and related defense costs of $846 million, of which $349 million is recorded in Accrued and other current liabilities, and $497 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets of $527 million, of which $43 million is recorded in Prepaid expenses and other current assets, and $484 million is recorded in Other assets. Assets include $22 million of cash and $282 million of investments, which have all been designated as restricted. The Company believes that the asbestos related liabilities and insurance related assets as of March 27, 2015 are appropriate. As of September 26, 2014, the Company's estimated net liability, including Yarway, of $608 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $853 million, and separately as an asset for insurance recoveries of $245 million.
Yarway
As previously disclosed, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). As a result of this filing, the continuation or commencement of asbestos-related litigation against Yarway has been enjoined by the automatic stay imposed by the U.S. Bankruptcy Code. Yarway's goal has been to negotiate, obtain approval of, and consummate a plan of reorganization that establishes a trust to fairly and equitably value and pay current and future Yarway asbestos claims, and that, in exchange for funding of the trust by the Company and/or its subsidiaries, provides permanent injunctive relief protecting the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) from any further asbestos claims based on products manufactured, sold, and/or distributed by Yarway. On October 9, 2014, the Company reached an agreement in principle with Yarway, the Official Committee of Asbestos Claimants (“ACC”) appointed in the Yarway Chapter 11 case as the representative of current Yarway asbestos claimants, and the Future Claimants Representative (“FCR”) appointed in the Yarway Chapter 11 case as the representative of future Yarway asbestos claimants, to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. The agreement in principle will be implemented through a Chapter 11 plan of reorganization for Yarway, and is intended to resolve the potential liability of the Company Protected Parties for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). Under the Chapter 11 plan, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of approximately $325 million in cash (“Settlement Consideration”), which includes approximately $100 million relating to the settlement of intercompany amounts allegedly due to Yarway. In exchange for the Settlement Consideration, each of the Company Protected Parties will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. On April 8, 2015, following the approval of the Plan by the required number of Yarway's current asbestos claimants, the Bankruptcy Court issued an order confirming the Plan. As a result, the Plan has been filed with the United States District Court for the District of Delaware ("District Court") and is awaiting affirmation by the District Court. There have been no objections filed with respect to the Plan. Upon the District Court's affirmation of the Plan, Yarway and the Plan proponents will schedule an effective date for the Plan, which is anticipated to occur during the Company's third fiscal quarter.
On the effective date of the Plan, the Company and Yarway will pay the Settlement Consideration and Yarway Asbestos Claims against the Company Protected Parties will be permanently enjoined. Yarway is anticipated to become a wholly-owned subsidiary of the Yarway Trust and, accordingly, would no longer be owned by or be part of a consolidated group with the

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company. As a result of the agreement in principle to settle, the Company recorded a charge of $225 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the fourth fiscal quarter of 2014.
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
During the fourth quarter of fiscal 2014, the Company concluded that an unfavorable trend had developed in actual claim filing activity compared to projected claim filing activity established during the Company’s most recent valuation. Accordingly, the Company, with the assistance of independent actuarial service providers, performed a revised valuation of its asbestos-related liabilities and corresponding insurance assets. As part of the revised valuation, the Company assessed whether a change in its look-forward period was appropriate, taking into consideration its more extensive history and experience with asbestos-related claims and litigation (including its experience with Yarway), and determined that it was possible to make a reasonable estimate of the actuarially determined ultimate risk of loss for pending and unasserted potential future asbestos-related claims through 2056. In connection with the revised valuation, the Company considered a recent settlement with one of its insurers calling for the establishment of a qualified settlement fund, and the results of a separate independent actuarial consulting firm report conducted in the fourth quarter to assist the Company in obtaining insurance to fully fund all estimable asbestos-related claims (excluding Yarway claims) incurred through 2056.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.
In connection with the foregoing, during the third quarter of fiscal 2014, the Company resolved disputes with certain of its historical insurers and agreed that certain insurance proceeds would be used to establish and fund a qualified settlement fund (“QSF”), within the meaning of the Internal Revenue Code, which would be used for the resolution primarily of Grinnell asbestos liabilities of the Company. It is intended that the QSF will receive future insurance payments and proceeds from third party insurers and, in addition, will fund and manage liabilities for certain historical operations of the Company. On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a dedicated structure pursuant to which a subsidiary of the Company acquired the assets of Grinnell and transferred cash and other assets totaling approximately $278 million (not including $22 million received by the QSF during the quarter ended December 26, 2014 from historic third-party insurers in settlement of coverage disputes) to the structure. As part of the restructuring, subsidiaries in the structure assumed certain liabilities related to historic Grinnell, Scott and Figgie operations, including all historical Grinnell asbestos liabilities, and such subsidiaries purchased additional insurance by, through or from a wholly-owned subsidiary in the structure in order to supplement and enhance existing insurance assets. The structure and the QSF fully fund all historic Grinnell asbestos liabilities and provide for the efficient and streamlined management of claims related thereto.

The Company consolidates the qualified settlement fund and related entities that were established for the purpose of managing and resolving the liabilities described above. Although the entities in the dedicated structure serve the specific purpose of managing certain liabilities, each entity in the structure is a wholly-owned indirect subsidiary of the Company, and therefore is required to be consolidated under U.S. generally accepted accounting principles.

Tax Matters

Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of a tax sharing agreement entered in 2007 with Medtronic and TE Connectivity (the "2007 Tax Sharing Agreement") under which Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Medtronic's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million has been asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.
See Note 6 for additional information related to income tax matters.
Other Matters
As previously disclosed, SimplexGrinnell LP (“SG”), a subsidiary of the Company in the North America Installation & Services segment, has been named as a defendant in lawsuits in several jurisdictions seeking damages for SG’s alleged failure to pay prevailing wages and for other pay-related claims. Through the first quarter of fiscal 2015, the Company had recorded a total of approximately $17 million in charges related to these lawsuits, which was recorded in the Cost of services within the Consolidated Statement of Operations. During the quarter ended March 27, 2015, the Company agreed in principle to settle all outstanding lawsuits for a total of approximately $14 million.
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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Service cost	$2	$2	$4	$4
Interest cost	9	9	18	18
Expected return on plan assets	(14)	(12)	(28)	(24)
Amortization of net actuarial loss	2	2	4	4
Net periodic benefit cost	$(1)	$1	$(2)	$2

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Service cost	$3	$2	$5	$5
Interest cost	13	14	26	28
Expected return on plan assets	(19)	(18)	(39)	(37)
Amortization of net actuarial loss	3	3	7	6
Net periodic benefit cost	$—	$1	$(1)	$2
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
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time to time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2015 of $13 million for U.S. plans and $23 million for non-U.S. plans. During the quarter ended March 27, 2015, the Company made required contributions of $3 million to its U.S. pension plans and $4 million to its non-U.S. pension plans. During the six months ended March 27, 2015, the Company made required contributions of $4 million to its U.S. pension plans and $9 million to its non-U.S. pension plans.
Postretirement Benefit Plans—Net periodic postretirement benefit cost was not material for both periods.
13.    Equity and Comprehensive Income
Authorized Share Capital
As a result of the Merger, the Company’s authorized share capital changed. The authorized share capital of Tyco Ireland is $11,000,000 and €40,000, divided into 1,000,000,000 ordinary shares with a par value of $0.01 per share, 100,000,000 preferred shares with a par value of $0.01 per share and 40,000 ordinary A shares with a par value of €1.00 per share. The authorized share capital includes 40,000 ordinary A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies. Tyco Ireland may issue shares subject to the maximum prescribed by its authorized share capital contained in its memorandum of association. In connection with the Merger, Tyco Ireland canceled all the outstanding treasury shares, including shares held by subsidiaries, with an offsetting reduction in Additional paid in capital.
Issued Share Capital
Tyco Ireland issued one ordinary share in exchange for each common share of Tyco Switzerland to the former shareholders of Tyco Switzerland. All Tyco Ireland ordinary shares issued at the effective time of the Merger were issued as fully paid-up and non-assessable.
Dividends
On March 4, 2015, the Board of Directors approved a quarterly dividend of $0.205 per share payable on May 20, 2015 to shareholders of record on April 24, 2015.
On March 5, 2014, the Company's shareholders approved an annual cash dividend of $0.72 per ordinary share. Payment of the dividend was made in four quarterly installments of $0.18 from May 2014 through February 2015. As a result, during the quarter ended March 28, 2014, the Company recorded an accrued dividend of $332 million within Accrued and other current liabilities and a corresponding reduction to Additional paid in capital on the Company's Consolidated Balance Sheet.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Share Repurchase Program
The Company's Board of Directors approved $1.75 billion and $1 billion share repurchase programs in March 2014 and September 2014, respectively. During the quarter ended December 26, 2014, the Company repurchased a total of approximately 10 million shares for approximately $417 million which completed the $1.75 billion share repurchase program. No shares were repurchased during the quarter ended March 27, 2015. As of March 27, 2015, a total of approximately $1 billion in share repurchase authority remained outstanding.
Comprehensive (Loss) Income
Comprehensive (loss) income is comprised of the following ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income	$165	$207	$326	$479
Foreign currency translation (1)	(176)	(15)	(374)	(52)
Amortization of net actuarial losses (2)	5	5	11	10
Income tax expense	(1)	(1)	(2)	(3)
Defined benefit and post retirement plans, net of tax	4	4	9	7
Total other comprehensive loss, net of tax	(172)	(11)	(365)	(45)
Comprehensive (loss) income	(7)	196	(39)	434
Less: comprehensive (loss) income attributable to noncontrolling interests	(2)	—	(3)	2
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(5)	$196	$(36)	$432
(1) Includes $20 million related to the net investment hedge for the quarter and six months ended March 27, 2015
(2) Reclassified to net periodic benefit cost. See Note 12 Retirement Plans for additional information.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in each component of Accumulated other comprehensive loss, net of tax, for the six months ended March 27, 2015 and March 28, 2014 are as follows ($ in millions):

	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 26, 2014	$(693)	$(532)	$(1,225)
Other comprehensive loss before reclassifications, net of tax	(374)	—	(374)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	9	9
Balance as of March 27, 2015	$(1,067)	$(523)	$(1,590)

	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 27, 2013	$(519)	$(468)	$(987)
Other comprehensive loss before reclassifications, net of tax	(52)	—	(52)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	7	7
Balance as of March 28, 2014	$(571)	$(461)	$(1,032)

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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Consolidated Segment Data
Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net revenue(1):
NA Installation & Services	$944	$939	$1,895	$1,896
ROW Installation & Services	847	936	1,763	1,903
Global Products	639	605	1,250	1,170
	$2,430	$2,480	$4,908	$4,969
_____________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Operating income (loss):
NA Installation & Services	$119	$99	$224	$216
ROW Installation & Services (1)	60	114	130	208
Global Products	110	107	208	193
Corporate and Other (2)	(68)	(61)	(142)	(15)
	$221	$259	$420	$602
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

16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	March 27, 2015	September 26, 2014
Purchased materials and manufactured parts	$181	$159
Work in process	91	85
Finished goods	405	381
Inventories	$677	$625
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	March 27, 2015	September 26, 2014
Land	$33	$36
Buildings	408	411
Subscriber systems	2,044	2,210
Machinery and equipment	1,253	1,265
Construction in progress	93	90
Accumulated depreciation	(2,615)	(2,750)
Property, plant and equipment, net	$1,216	$1,262
18.    Guarantees
Certain of the Company's subsidiaries at the business segment level have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions and would typically be triggered in the event of nonperformance. Performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.
There are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and Tax Sharing Agreements. These guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreements. See Note 6.
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Medtronic, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Medtronic, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both March 27, 2015 and September 26, 2014, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both March 27, 2015 and September 26, 2014, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
In disposing of assets or businesses, the Company or its subsidiaries often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that these contingencies, if realized, would have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11.
In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of the Company's warranty accrual from September 26, 2014 to March 27, 2015 were as follows ($ million):

Balance as of September 26, 2014	$28
Warranties issued	12
Changes in estimates	1
Settlements	(6)
Currency translation	(1)
Balance as of March 27, 2015	$34
Warranty accruals for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
19.    Guarantor Financial Statements
TIFSA, a 100% owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco and by Tyco Fire & Security Finance SCA ("TIFSCA"), a wholly owned subsidiary of Tyco and parent company of TIFSA. The following tables present condensed consolidating financial information for Tyco, TIFSCA, TIFSA and all other subsidiaries. Condensed financial information for Tyco, TIFSCA and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 27, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$2,430	$—	$2,430
Cost of product sales	—	—	—	999	—	999
Cost of services	—	—	—	550	—	550
Selling, general and administrative expenses	2	—	—	646	—	648
Restructuring and asset impairment charges, net	—	—	—	12	—	12
Operating (loss) income	(2)	—	—	223	—	221
Interest income	—	—	—	4	—	4
Interest expense	—	—	(24)	(1)	—	(25)
Other (expense) income, net	—	—	(2)	1	—	(1)
Equity in net income of subsidiaries	152	158	160	—	(470)	—
Intercompany interest and fees	17	—	24	(41)	—	—
Income from continuing operations before income taxes	167	158	158	186	(470)	199
Income tax expense	—	—	—	(18)	—	(18)
Income from continuing operations	167	158	158	168	(470)	181
Loss from discontinued operations, net of income taxes	—	—	—	(16)	—	(16)
Net income	167	158	158	152	(470)	165
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(2)	—	(2)
Net income attributable to Tyco ordinary shareholders	$167	$158	$158	$154	$(470)	$167

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended March 27, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$167	$158	$158	$152	$(470)	$165
Other comprehensive (loss) income, net of tax
Foreign currency translation	(176)	—	16	(192)	176	(176)
Defined benefit and post retirement plans	4	—	—	4	(4)	4
Total other comprehensive (loss) income net of tax	(172)	—	16	(188)	172	(172)
Comprehensive (loss) income	(5)	158	174	(36)	(298)	(7)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(5)	$158	$174	$(34)	$(298)	$(5)

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,480	$—	$2,480
Cost of product sales	—	—	1,003	—	1,003
Cost of services	—	—	575	—	575
Selling, general and administrative expenses	—	1	634	—	635
Separation costs	—	—	1	—	1
Restructuring and asset impairment charges, net	—	—	7	—	7
Operating (loss) income	—	(1)	260	—	259
Interest income	—	—	3	—	3
Interest expense	—	(24)	(1)	—	(25)
Other (expense) income, net	(2)	—	1	—	(1)
Equity in net income of subsidiaries	199	227	—	(426)	—
Intercompany interest and fees	12	8	(20)	—	—
Income from continuing operations before income taxes	209	210	243	(426)	236
Income tax expense	—	—	(39)	—	(39)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(5)	—	(5)
Income from continuing operations	209	210	199	(426)	192
(Loss) income from discontinued operations, net of income taxes	(2)	—	17	—	15
Net income	207	210	216	(426)	207
Net income attributable to Tyco ordinary shareholders	$207	$210	$216	$(426)	$207

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$207	$210	$216	$(426)	$207
Other comprehensive (loss) income, net of tax
Foreign currency translation	(15)	—	(15)	15	(15)
Defined benefit and post retirement plans	4	—	4	(4)	4
Total other comprehensive loss, net of tax	(11)	—	(11)	11	(11)
Comprehensive income	196	210	205	(415)	196
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Tyco ordinary shareholders	$196	$210	$205	$(415)	$196

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 27, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$4,908	$—	$4,908
Cost of product sales	—	—	—	2,021	—	2,021
Cost of services	—	—	—	1,097	—	1,097
Selling, general and administrative expenses	5	—	1	1,294	—	1,300
Restructuring and asset impairment charges, net	—	—	—	70	—	70
Operating (loss) income	(5)	—	(1)	426	—	420
Interest income	—	—	—	7	—	7
Interest expense	—	—	(48)	(1)	—	(49)
Other income, net	—	—	2	1	—	3
Equity in net income of subsidiaries	295	291	287	—	(873)	—
Intercompany interest and fees	39	—	51	(90)	—	—
Income from continuing operations before income taxes	329	291	291	343	(873)	381
Income tax expense	—	—	—	(37)	—	(37)
Income from continuing operations	329	291	291	306	(873)	344
Loss from discontinued operations, net of income taxes	—	—	—	(18)	—	(18)
Net income	329	291	291	288	(873)	326
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(3)	—	(3)
Net income attributable to Tyco ordinary shareholders	$329	$291	$291	$291	$(873)	$329

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended March 27, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$329	$291	$291	$288	$(873)	$326
Other comprehensive (loss) income, net of tax
Foreign currency translation	(374)	—	15	(389)	374	(374)
Defined benefit and post retirement plans	9	—	—	9	(9)	9
Total other comprehensive (loss) income, net of tax	(365)	—	15	(380)	365	(365)
Comprehensive (loss) income	(36)	291	306	(92)	(508)	(39)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(36)	$291	$306	$(89)	$(508)	$(36)

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$4,969	$—	$4,969
Cost of product sales	—	—	2,001	—	2,001
Cost of services	—	—	1,150	—	1,150
Selling, general and administrative expenses	(13)	2	1,216	—	1,205
Separation costs	—	—	1	—	1
Restructuring and asset impairment charges, net	—	—	10	—	10
Operating income (loss)	13	(2)	591	—	602
Interest income	—	—	6	—	6
Interest expense	—	(48)	(1)	—	(49)
Other (expense) income, net	(3)	—	1	—	(2)
Equity in net income of subsidiaries	467	511	—	(978)	—
Intercompany interest and fees	2	17	(19)	—	—
Income from continuing operations before income taxes	479	478	578	(978)	557
Income tax expense	—	—	(109)	—	(109)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(9)	—	(9)
Income from continuing operations	479	478	460	(978)	439
(Loss) income from discontinued operations, net of income taxes	(2)	—	42	—	40
Net income	477	478	502	(978)	479
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2
Net income attributable to Tyco ordinary shareholders	$477	$478	$500	$(978)	$477

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$477	$478	$502	$(978)	$479
Other comprehensive (loss) income, net of tax
Foreign currency translation	(52)	—	(52)	52	(52)
Defined benefit and post retirement plans	7	—	7	(7)	7
Total other comprehensive loss, net of tax	(45)	—	(45)	45	(45)
Comprehensive income	432	478	457	(933)	434
Less: comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Tyco ordinary shareholders	$432	$478	$455	$(933)	$432

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 27, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$432	$—	$432
Accounts receivable, net	—	—	—	1,643	—	1,643
Inventories	—	—	—	677	—	677
Intercompany receivables	35	—	302	7,369	(7,706)	—
Prepaid expenses and other current assets	1	—	71	795	—	867
Deferred income taxes	—	—	—	304	—	304
Assets held for sale	—	—	—	155	—	155
Total current assets	36	—	373	11,375	(7,706)	4,078
Property, plant and equipment, net	—	—	—	1,216	—	1,216
Goodwill	—	—	—	4,265	—	4,265
Intangible assets, net	—	—	—	908	—	908
Investment in subsidiaries	10,846	11,053	15,805	—	(37,704)	—
Intercompany loans receivable	—	—	2,958	5,050	(8,008)	—
Other assets	1	—	32	1,195	—	1,228
Total Assets	$10,883	$11,053	$19,168	$24,009	$(53,418)	$11,695
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$258	$20	$—	$278
Accounts payable	—	—	—	735	—	735
Accrued and other current liabilities	93	—	66	1,800	—	1,959
Deferred revenue	—	—	—	405	—	405
Intercompany payables	3,463	—	3,909	334	(7,706)	—
Liabilities held for sale	—	—	—	102	—	102
Total current liabilities	3,556	—	4,233	3,396	(7,706)	3,479
Long-term debt	—	—	1,731	1	—	1,732
Intercompany loans payable	3,146	—	1,904	2,958	(8,008)	—
Deferred revenue	—	—	—	315	—	315
Other liabilities	—	—	247	1,680	—	1,927
Total Liabilities	6,702	—	8,115	8,350	(15,714)	7,453
Redeemable noncontrolling interest	—	—	—	12	—	12
Tyco Shareholders' Equity:
Ordinary shares	4	—	—	—	—	4
Other shareholders' equity	4,177	11,053	11,053	15,598	(37,704)	4,177
Total Tyco Shareholders' Equity	4,181	11,053	11,053	15,598	(37,704)	4,181
Nonredeemable noncontrolling interest	—	—	—	49	—	49
Total Equity	4,181	11,053	11,053	15,647	(37,704)	4,230
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,883	$11,053	$19,168	$24,009	$(53,418)	$11,695

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$892	$—	$892
Accounts receivable, net	—	—	1,734	—	1,734
Inventories	—	—	625	—	625
Intercompany receivables	18	245	8,102	(8,365)	—
Prepaid expenses and other current assets	7	62	982	—	1,051
Deferred income taxes	—	—	304	—	304
Assets held for sale	—	—	180	—	180
Total current assets	25	307	12,819	(8,365)	4,786
Property, plant and equipment, net	—	—	1,262	—	1,262
Goodwill	—	—	4,122	—	4,122
Intangible assets, net	—	—	712	—	712
Investment in subsidiaries	12,738	16,209	—	(28,947)	—
Intercompany loans receivable	—	3,693	5,346	(9,039)	—
Other assets	26	4	897	—	927
Total Assets	$12,789	$20,213	$25,158	$(46,351)	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	1	—	824	—	825
Accrued and other current liabilities	191	23	1,900	—	2,114
Deferred revenue	—	—	400	—	400
Intercompany payables	3,517	4,593	255	(8,365)	—
Liabilities held for sale	—	—	118	—	118
Total current liabilities	3,709	4,616	3,517	(8,365)	3,477
Long-term debt	—	1,441	2	—	1,443
Intercompany loans payable	4,180	1,888	2,971	(9,039)	—
Deferred revenue	—	—	335	—	335
Other liabilities	253	—	1,618	—	1,871
Total Liabilities	8,142	7,945	8,443	(17,404)	7,126
Redeemable noncontrolling interest	—	—	13	—	13
Tyco Shareholders' Equity:
Ordinary shares	208	—	—	—	208
Ordinary shares held in treasury	—	—	(2,515)	—	(2,515)
Other shareholders' equity	4,439	12,268	19,194	(28,947)	6,954
Total Tyco Shareholders' Equity	4,647	12,268	16,679	(28,947)	4,647
Nonredeemable noncontrolling interest	—	—	23	—	23
Total Equity	4,647	12,268	16,702	(28,947)	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,789	$20,213	$25,158	$(46,351)	$11,809

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 27, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$20	$—	$(504)	$746	$—	$262
Net cash provided by discontinued operating activities	—	—	—	3	—	3
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(123)	—	(123)
Proceeds from disposal of assets	—	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	—	(525)	—	(525)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	—	(8)	—	(8)
Divestiture of businesses, net of cash divested	—	—	—	(1)	—	(1)
Net increase in intercompany loans	—	—	(59)	—	59	—
Sales and maturities of investments	—	—	—	279	—	279
Purchases of investments	—	—	—	(288)	—	(288)
Increase in restricted cash	—	—	—	(39)	—	(39)
Other	—	—	—	(1)	—	(1)
Net cash used in investing activities	—	—	(59)	(703)	59	(703)
Net cash used in discontinued investing activities	—	—	—	(15)	—	(15)
Cash Flows From Financing Activities:
Repayment of short-term debt	—	—	—	(1)	—	(1)
Proceeds from issuance of long-term debt	—	—	567	—	—	567
Proceeds from exercise of share options	50	—	—	7	—	57
Dividends paid	(151)	—	—	—	—	(151)
Repurchase of ordinary shares by treasury	—	—	—	(417)	—	(417)
Net intercompany loan borrowings	83	—	—	(24)	(59)	—
Transfer to discontinued operations	—	—	—	(12)	—	(12)
Payment of contingent consideration	—	—	—	(23)	—	(23)
Other	(2)	—	(4)	(17)	—	(23)
Net cash (used in) provided by financing activities	(20)	—	563	(487)	(59)	(3)
Net cash provided by discontinued financing activities	—	—	—	12	—	12
Effect of currency translation on cash	—	—	—	(16)	—	(16)
Net decrease in cash and cash equivalents	—	—	—	(460)	—	(460)
Cash and cash equivalents at beginning of period	—	—	—	892	—	892
Cash and cash equivalents at end of period	$—	$—	$—	$432	$—	$432

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 28, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(20)	$215	$171	$—	$366
Net cash provided by discontinued operating activities	—	—	77	—	77
Cash Flows From Investing Activities:
Capital expenditures	—	—	(135)	—	(135)
Proceeds from disposal of assets	—	—	6	—	6
Acquisition of businesses, net of cash acquired	—	—	(54)	—	(54)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(16)	—	(16)
Net increase in intercompany loans	—	(206)	—	206	—
Increase in investment in subsidiaries	—	(9)	—	9	—
Sales and maturities of investments	—	—	141	—	141
Purchases of investments	—	—	(40)	—	(40)
Decrease in restricted cash	—	—	6	—	6
Other	—	—	—	—	—
Net cash used in investing activities	—	(215)	(92)	215	(92)
Net cash used in discontinued investing activities	—	—	(57)	—	(57)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	715	—	—	715
Repayment of short-term debt	—	(715)	—	—	(715)
Proceeds from exercise of share options	—	—	62	—	62
Dividends paid	(148)	—	—	—	(148)
Repurchase of ordinary shares by treasury	—	—	(250)	—	(250)
Net intercompany loan borrowings	168	—	38	(206)	—
Increase in equity from parent	—	—	9	(9)	—
Transfer from discontinued operations	—	—	20	—	20
Other	—	—	(10)	—	(10)
Net cash provided by (used in) financing activities	20	—	(131)	(215)	(326)
Net cash used in discontinued financing activities	—	—	(20)	—	(20)
Effect of currency translation on cash	—	—	(16)	—	(16)
Net decrease in cash and cash equivalents	—	—	(68)	—	(68)
Cash and cash equivalents at beginning of period	—	—	563	—	563
Cash and cash equivalents at end of period	$—	$—	$495	$—	$495

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
References to 2015 and 2014 are to Tyco's fiscal quarters ending March 27, 2015 and March 28, 2014, respectively, unless otherwise indicated. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015 and 2014 are both 52-week years.
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
Certain prior period amounts have been reclassified to conform with current period presentation. The Company has reclassified several businesses in the Rest of World ("ROW") Installation & Services segment to Income from discontinued operations in the Consolidated Statements of Operations and the assets and liabilities as held for sale within the Consolidated Balance Sheets for all periods presented as they satisfied the criteria to be presented as discontinued operations. The Company expects to complete the sale of these businesses by the end of the third quarter of fiscal 2015. In addition, the Company has reclassified the assets and liabilities of several businesses in the ROW Installation & Services segment as held for sale during the quarter ended March 27, 2015, and the Company expects to complete the sale of these businesses during the remainder of fiscal 2015. One of these businesses satisfied the criteria to be presented as discontinued operations and has been reflected as such in the Consolidated Statements of Operations for all periods presented. See Note 3 to our unaudited Consolidated Financial Statements.

Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of approximately 900 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our net revenue by geographic area for the six months ended March 27, 2015.
Six Months Ended March 27, 2015
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
Because we are a global business, with approximately 50% of our revenue generated outside the United States, and because our financial statements are prepared in U.S. Dollars, our results of operations are impacted by changes in foreign currency exchange rates. In recent months, the U.S. Dollar has continued to strengthen against the currencies of most of the significant non-U.S. jurisdictions where we operate. The most significant drop has been in the Euro, which decreased to a recent low of approximately EUR 1.05 per 1.00 U.S. Dollar from approximately EUR 1.26 at the beginning of our fiscal year. The significant strengthening of the U.S. Dollar has negatively impacted our revenue and operating income during the first six months of fiscal 2015 and is expected to continue to do so during the second half of fiscal 2015. In addition, the Company sells its products and services into the petrochemical, oil and gas market. Revenue from this market vertical is spread across each of the Company’s segments, with the most significant exposure in the United Kingdom in the ROW Installation & Services segment and in the Fire Protection Products business in the Global Products segment. As a result of recent declines in oil prices, this market vertical has seen significant changes in spending patterns, in particular with respect to capital expenditures. Based on activity in the second fiscal quarter, the Company expects the revenue tied to this market vertical to be negatively impacted during the fiscal year.
Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net revenue	$2,430	$2,480	$4,908	$4,969
Net revenue decline	(2.0)%	N/A	(1.2)%	N/A
Organic revenue growth	2.3%	N/A	2.4%	N/A
Operating income	$221	$259	$420	$602
Operating margin	9.1%	10.4%	8.6%	12.1%
Interest income	$4	$3	$7	$6
Interest expense	(25)	(25)	(49)	(49)
Other (expense) income, net	(1)	(1)	3	(2)
Income tax expense	(18)	(39)	(37)	(109)
Equity loss in earnings of unconsolidated subsidiaries	—	(5)	—	(9)
Income from continuing operations attributable to Tyco ordinary shareholders	183	192	347	437
Net Revenue
Net revenue for the quarter ended March 27, 2015 decreased by $50 million, or 2.0%, to $2,430 million as compared to net revenue of $2,480 million for the quarter ended March 28, 2014. Changes in foreign currency exchange rates had an unfavorable impact of $149 million, or 6.0%, on net revenue, primarily in our ROW Installation & Services segment, and to a lesser extent, in our Global Products segment. On an organic basis, net revenue grew by $58 million, or 2.3%, year over year, primarily as a result of revenue growth in our Global Products segment, and to a lesser extent, in our NA Installation & Services segment. Organic revenue for our ROW Installation & Services segment was flat. Net revenue was favorably impacted by acquisitions that contributed $41 million, or 1.7%, primarily within our Global Products and ROW Installation & Services segment.
Net revenue for the six months ended March 27, 2015 decreased by $61 million, or 1.2%, to $4,908 million as compared to net revenue of $4,969 million for the six months ended March 28, 2014. Changes in foreign currency exchange rates had an unfavorable impact of $238 million, or 4.8%, on net revenue, primarily in our ROW Installation & Services segment, and to a lesser extent, in our Global Products and NA Installation & Services segments. Net revenue was also unfavorably impacted by divestitures of $13 million, or 0.3%, in our ROW Installation & Services segment, but was partially offset by the favorable impact of acquisitions, which contributed $70 million, or 1.4%, within our ROW Installation & Services and Global Products segments. On an organic basis, net revenue grew by $120 million, or 2.4%, year over year, primarily as a result of revenue growth in our Global Products segment.
Operating Income
Operating income for the quarter ended March 27, 2015 decreased by $38 million, or 14.7%, to $221 million, as compared to operating income of $259 million for the quarter ended March 28, 2014. This decline is primarily due to a non-recurring $21 million insurance recovery which occurred in the comparable period. Operating income was also unfavorably impacted by a $21 million increase in loss on divestitures which primarily related to the sale of a joint venture interest in our ROW Installation & Services segment, and a $13 million increase in restructuring and repositioning charges as compared to the comparable period. In addition, changes in foreign currency exchange rates had an unfavorable impact on operating income of $16 million. These items were offset by a $16 million decrease in separation costs and benefits from sourcing, productivity and restructuring activities.
Operating income for the six months ended March 27, 2015 decreased by $182 million, or 30.2%, to $420 million, as compared to operating income of $602 million for the six months ended March 28, 2014. Most of this decline is due to a reversal of a compensation reserve of $92 million for the settlement of legacy litigation with former management, and a gain of $16 million related to a legal settlement with CIT Group in the comparable period. Operating income was also unfavorably impacted by a $79 million increase in restructuring and repositioning charges, as well as a $25 million increase in loss on divestitures. In addition, changes in foreign currency exchange rates had an unfavorable impact on operating income of $25 million. These items were offset by a $29 million decrease in separation costs and benefits from sourcing, productivity and restructuring activities.
Key items impacting operating income for the quarters and six months ended March 27, 2015 and March 28, 2014, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Legacy legal gains	$—	$—	$(7)	$(92)
CIT settlement gain	—	—	—	(16)
Separation costs	—	16	2	31
Loss on sale of investment	—	—	—	7
Restructuring, repositioning and asset impairment charges, net	29	16	104	25
Loss (gain) on divestitures	22	1	23	(2)
China insurance recovery	—	(21)	—	(21)
Impact of foreign currency	16	5	25	10
We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, we initiated certain global actions designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. The Company expects to incur approximately $150 million of restructuring and repositioning charges in fiscal 2015. See Note 4 to our unaudited Consolidated Financial Statements.
Interest Income and Expense
Interest income was $4 million and $3 million for the quarters ended March 27, 2015 and March 28, 2014. Interest income was $7 million and $6 million for the six months ended March 27, 2015 and March 28, 2014, respectively.
Interest expense was $25 million for both quarters ended March 27, 2015 and March 28, 2014. Interest expense was $49 million for both the six months ended March 27, 2015 and March 28, 2014.

Other (Expense) Income, net
Other expense of $1 million for both quarters ended March 27, 2015 and March 28, 2014 primarily related to a net loss related to the 2012 Tax Sharing Agreement between the Company, ADT and Pentair.
Other income of $3 million for the six months ended March 27, 2015 primarily related to an unrealized gain on trading securities, partially offset by a net loss related to the 2012 Tax Sharing Agreement. Other expense of $2 million for the six months ended March 28, 2014 primarily related to a net loss on the 2012 Tax Sharing Agreement activity.
Effective Income Tax Rate
Our effective income tax rate was 9.0% and 16.5% during the quarters ended March 27, 2015 and March 28, 2014, respectively. The decrease in our effective tax rate in the current period was primarily due to a decrease in valuation allowances on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized as a result of the impact of restructuring actions and tax law changes in a non-U.S. jurisdiction.
Our effective income tax rate was 9.7% and 19.6% during the six months ended March 27, 2015 and March 28, 2014, respectively. The decrease in our effective tax rate in the current period was primarily due to a decrease in valuation allowances on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized resulting from the impact of restructuring actions and tax law changes in a non-U.S. jurisdiction, and income from a non-recurring reversal of a compensation reserve established in respect of legacy litigation with former management that generated increased tax expense during the prior period.
The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.  The Company has operations and a taxable presence in nearly 60 countries outside the U.S.  All of these countries have a tax rate that is lower than the rate in the U.S.  The countries in which the Company has a material presence that have lower tax rates compared to the U.S. include Canada, Australia, Ireland, Germany, Switzerland and the United Kingdom.  The Company's ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates and tax laws in these countries.  Based on the dispersion of the Company's non-U.S. income and management’s assessment of the likelihood and magnitude of any potential change to statutory tax rates or tax laws affecting the Company, any such changes are not expected to materially affect the Company's income tax provision or net income, aside from any one-time adjustment to reflect the impact of the change in the tax rate to the Company's deferred tax balances.
Equity Loss in Earnings of Unconsolidated Subsidiaries
Equity loss in earnings of unconsolidated subsidiaries of $5 million and $9 million for the quarter and six months ended March 28, 2014, respectively, reflects our share of Atkore International Group Inc.'s ("Atkore") net gain or loss, which was accounted for under the equity method of accounting. On April 9, 2014, Atkore redeemed all of our common equity stake in Atkore.

Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarters and six months ended March 27, 2015 and March 28, 2014, respectively.
The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Installation & Services
Financial information for NA Installation & Services for the quarters and six months ended March 27, 2015 and March 28, 2014 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net revenue	$944	$939	$1,895	$1,896
Net revenue growth (decline)	0.5%	N/A	(0.1)%	N/A
Organic revenue growth	1.6%	N/A	0.7%	N/A
Operating income	$119	$99	$224	$216
Operating margin	12.6%	10.5%	11.8%	11.4%

Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2015 Compared to Second Quarter Fiscal 2014	Year to Date Fiscal 2015 Compared to Year to Date Fiscal 2014
Organic revenue growth	$15	$14
Acquisitions	2	6
Impact of foreign currency	(12)	(21)
Total change	$5	$(1)
Net revenue increased $5 million, or 0.5%, to $944 million for the quarter ended March 27, 2015 as compared to $939 million for the quarter ended March 28, 2014. On an organic basis, net revenue grew by 1.6% from the comparable quarter, with increases in both service and installation revenue. Net revenue was also favorably impacted by $2 million, or 0.2%, due to several small acquisitions made during the quarter ended March 27, 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $12 million, or 1.3%.
Net revenue decreased $1 million, or 0.1%, to $1,895 million for the six months ended March 27, 2015 as compared to $1,896 million for the six months ended March 28, 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $21 million, or 1.1%. On an organic basis, net revenue grew by 0.7% from the comparable period, as increased service revenue was partially offset by a decline in installation revenue. Net revenue was favorably impacted by $6 million, or 0.3%, due to the acquisition of Westfire in the first quarter of fiscal 2014 and several small acquisitions made during the first six months of fiscal 2015.
Operating Income
Operating income for the quarter ended March 27, 2015 increased $20 million, or 20.2%, to $119 million, as compared to operating income of $99 million for the quarter ended March 28, 2014. This increase was primarily due to a $15 million decline in separation costs and the benefit of previous productivity and restructuring actions.
Operating income for the six months ended March 27, 2015 increased $8 million, or 3.7%, to $224 million, as compared to operating income of $216 million for the six months ended March 28, 2014. The benefits of previous productivity and restructuring actions and a $27 million decline in separation costs was partially offset by an increase of $29 million in restructuring and repositioning activities.
Key items impacting operating income for the quarters and six months ended March 27, 2015 and March 28, 2014, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Separation costs	$—	$15	$2	$29
Restructuring, repositioning and asset impairment charges, net	6	3	30	1

ROW Installation & Services
Financial information for ROW Installation & Services for the quarters and six months ended March 27, 2015 and March 28, 2014 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net revenue	$847	$936	$1,763	$1,903
Net revenue decline	(9.5)%	N/A	(7.4)%	N/A
Organic revenue (decline) growth	(0.2)%	N/A	0.2%	N/A
Operating income	$60	$114	$130	$208
Operating margin	7.1%	12.2%	7.4%	10.9%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2015 Compared to Second Quarter Fiscal 2014	Year to Date Fiscal 2015 Compared to Year to Date Fiscal 2014
Organic revenue (decline) growth	$(2)	$3
Acquisitions	13	33
Divestitures	—	(13)
Impact of foreign currency	(100)	(163)
Total change	$(89)	$(140)
Net revenue decreased $89 million, or 9.5%, to $847 million for the quarter ended March 27, 2015 as compared to $936 million for the quarter ended March 28, 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $100 million, or 10.7%. On an organic basis, net revenue was relatively unchanged, as growth in services was offset by a decline in installation revenue. Net revenue was favorably impacted by $13 million, or 1.4%, due to acquisitions within growth markets, Continental Europe and the United Kingdom.
Net revenue decreased $140 million, or 7.4%, to $1,763 million for the six months ended March 27, 2015 as compared to $1,903 million for the six months ended March 28, 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $163 million, or 8.6%. Net revenue was also unfavorably impacted by $13 million, or 0.7%, due to the divestiture of our Armourguard business in New Zealand and fire and security business in Fiji in the first quarter of fiscal 2014. On an organic basis, revenue was relatively unchanged, as growth in growth markets and to a lesser extent, Asia and Continental Europe, was offset by declines in our Pacific region and the United Kingdom. Net revenue was favorably impacted by $33 million, or 1.7%, primarily due to acquisitions within growth markets, continental Europe and the United Kingdom.
Operating Income
Operating income for the quarter ended March 27, 2015 decreased $54 million, or 47.4%, to $60 million as compared to operating income of $114 million for the quarter ended March 28, 2014. Operating income was unfavorably impacted by a $22 million anticipated loss on disposal of a joint venture interest in China during the quarter ended March 27, 2015, the unfavorable impact of $9 million relating to changes in foreign currency exchange rates, and a slightly lower mix of high-margin service revenue. Operating income also declined due to a $21 million insurance recovery in the comparable quarter.
Operating income for the six months ended March 27, 2015 decreased $78 million, or 37.5%, to $130 million as compared to operating income of $208 million for the six months ended March 28, 2014. Operating income was unfavorably impacted by a $22 million increase in restructuring and repositioning charges during the six months ended March 27, 2015, a $23 million increase in loss on divestitures, and a slightly lower mix of high-margin service revenue. Operating income for the six months ended March 27, 2015 was also unfavorably impacted by $15 million related to changes in foreign currency exchange rates and $21 million related to the insurance recovery noted above. Additionally, the comparable period of fiscal 2014 included a $7 million loss on the sale of an investment.

Key items impacting operating income for the quarters and six months ended March 27, 2015 and March 28, 2014, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Loss on sale of investment	$—	$—	$—	$7
Restructuring, repositioning and asset impairment charges, net	7	4	26	4
Loss on divestitures	22	—	23	—
China insurance recovery	—	(21)	—	(21)
Impact of foreign currency	9	4	15	8
Global Products
Financial information for Global Products for the quarters and six months ended March 27, 2015 and March 28, 2014 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net revenue	$639	$605	$1,250	$1,170
Net revenue growth	5.6%	N/A	6.8%	N/A
Organic revenue growth	7.4%	N/A	8.8%	N/A
Operating income	$110	$107	$208	$193
Operating margin	17.2%	17.7%	16.6%	16.5%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2015 Compared to Second Quarter Fiscal 2014	Year to Date Fiscal 2015 Compared to Year to Date Fiscal 2014
Organic revenue growth	$45	$103
Acquisitions	26	31
Impact of foreign currency	(37)	(54)
Total change	$34	$80
Net revenue increased $34 million, or 5.6%, to $639 million for the quarter ended March 27, 2015 as compared to $605 million for the quarter ended March 28, 2014. On an organic basis, net revenue growth was primarily driven by our life safety business and security products businesses. Within life safety, revenue in the comparable period of fiscal 2014 was negatively impacted by industry-wide approval delays of new standards related to self-contained breathing apparatuses. Net revenue was favorably impacted by $26 million, or 4.3%, from acquisitions during the quarter ended March 27, 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $37 million, or 6.1%.
Net revenue increased $80 million, or 6.8%, to $1,250 million for the six months ended March 27, 2015 as compared to $1,170 million for the six months ended March 28, 2014. On an organic basis, net revenue growth was driven by growth across all three businesses, predominantly in our life safety business. Within life safety, revenue in the comparable period of fiscal 2014 was negatively impacted by industry-wide approval delays of new standards related to self-contained breathing apparatuses. Net revenue was favorably impacted by $31 million, or 2.6%, from acquisitions during the first half of fiscal 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $54 million, or 4.6%.

Operating Income
Operating income for the quarter ended March 27, 2015 increased by $3 million, or 2.8% to $110 million, as compared to operating income of $107 million for the quarter ended March 28, 2014. Operating income increased due to net revenue growth for the quarter ended March 27, 2015, as well as the benefit of productivity and restructuring initiatives. These were partially offset by additional investments in research and development and sales and marketing costs. In addition, changes in foreign currency exchange rates had an unfavorable impact on operating income of $6 million.
Operating income for the six months ended March 27, 2015 increased by $15 million, or 7.8% to $208 million, as compared to operating income of $193 million for the six months ended March 28, 2014. Operating income increased due to net revenue growth for the six months ended March 27, 2015, as well as the benefit of productivity and restructuring initiatives. These were partially offset by a $5 million increase in restructuring and repositioning charges, and additional investments in research and development and sales and marketing costs. In addition, changes in foreign currency exchange rates had an unfavorable impact on operating income of $8 million.
Key items impacting operating income for the quarters and six months ended March 27, 2015 and March 28, 2014, respectively, are as follows:

	For the Quarter Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Restructuring, repositioning and asset impairment charges, net	$4	$2	$11	$6
Impact of foreign currency	6	—	8	—
Corporate and Other
Corporate expense was $68 million for the quarter ended March 27, 2015 compared to $61 million for the quarter ended March 28, 2014. The increase in expense was primarily due to a $5 million increase in restructuring and repositioning charges compared to the quarter ended March 28, 2014.
Corporate expense was $142 million for the six months ended March 27, 2015 compared to $15 million for the six months ended March 28, 2014. The increase in expense was primarily due to the reversal of a compensation reserve of $92 million for the settlement of legacy litigation with former management, and a gain of $16 million related to a legal settlement with CIT Group, for the six months ended March 28, 2014. In addition, restructuring and repositioning charges increased by $23 million compared to the six months ended March 28, 2014.
Key items included in corporate expense for the quarters and six months ended March 27, 2015 and March 28, 2014, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Legacy legal gains	$—	$—	$(7)	$(92)
CIT settlement gain	—	—	—	(16)
Restructuring, repositioning and asset impairment charges, net	12	7	37	14
Critical Accounting Policies and Estimates
The preparation of the unaudited Consolidated Financial Statements in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for depreciation and amortization methods of security monitoring-related assets, revenue recognition, loss contingencies, income taxes, goodwill and indefinite-lived intangible assets, long-lived assets and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2015, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K filed with the SEC on November 14, 2014 for the fiscal year ended September 26, 2014.

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
As of March 27, 2015 and September 26, 2014, our cash and cash equivalents, total debt and Tyco shareholders' equity are as follows:

	As of
($ in millions)	March 27, 2015	September 26, 2014
Cash and cash equivalents	$432	$892
Total debt	2,010	1,463
Total Tyco shareholders' equity	4,181	4,647
Total debt as a % of total capital (1)	32.5%	23.9%
(1) Total capital represents the aggregate amount of total debt and total Tyco Shareholders' equity which was $6,191 million and $6,110 million as of March 27, 2015 and September 26, 2014, respectively.

Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the six months ended March 27, 2015 and March 28, 2014 are summarized below:

	For the Six Months Ended
($ in millions)	March 27, 2015	March 28, 2014
Net cash provided by operating activities	$262	$366
Net cash used in investing activities	(703)	(92)
Net cash used in financing activities	(3)	(326)
On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a structure dedicated to resolving certain historic Grinnell asbestos liabilities. Pursuant to this transaction, a subsidiary of the Company acquired certain assets of Grinnell and transferred cash and other assets totaling approximately $278 million to the structure.  The cash and assets transferred to the structure have been designated as restricted by the Company. In addition, on the effective date of Yarway’s Chapter 11 plan of reorganization, which is anticipated to occur in the third fiscal quarter of 2015, the Company expects to contribute approximately $325 million to an asbestos settlement trust that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code.  See Note 11 to our unaudited Consolidated Financial Statements.
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, asbestos related liabilities, pension funding, income taxes and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $311 million in the six months ended March 27, 2015. The significant changes in working capital included an $87 million decrease in accounts payable, a $64 million decrease in accrued and other liabilities, a $64 million increase in inventories, a $44 million increase in prepaid expenses and other current assets, and a $30 million increase in contracts in process.
The net change in working capital decreased operating cash flow by $288 million in the six months ended March 28, 2014. The significant changes in working capital included a $220 million decrease in accrued and other liabilities, a $48 million decrease in accounts payable, a $40 million increase in prepaid expenses and other current assets and a $24 million increase in inventories, partially offset by a $36 million decrease in accounts receivable.
During the six months ended March 27, 2015 and March 28, 2014, we paid approximately $55 million and $41 million, respectively, in cash related to restructuring activities.
In connection with the 2012 Separation, we paid $2 million and $31 million in separation costs during the six months ended March 27, 2015 and March 28, 2014, respectively.
During the six months ended March 27, 2015 and March 28, 2014, we made net payments related to asbestos liabilities of $8 million and $7 million, respectively.
During the six months ended March 27, 2015 and March 28, 2014, we made payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $8 million and $54 million respectively.
During the six months ended March 28, 2014, Tyco settled a tax dispute with CIT Group, a former subsidiary. Under the terms of the settlement agreement, Tyco received $60 million of which $25 million and $19 million was subsequently paid during fiscal 2014 to Medtronic and TE Connectivity, respectively, under the terms of the 2007 Tax Sharing Agreement.
During the six months ended March 27, 2015 and March 28, 2014, we made required contributions of $4 million and $7 million, respectively, to our U.S. pension plans and $9 million and $16 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute at least the minimum required to our pension plans in 2015 of $13 million for our U.S. plans and $23 million for our non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $65 million and $47 million during the six months ended March 27, 2015 and March 28, 2014, respectively.
Net interest paid related to continuing operations was $42 million and $43 million for the six months ended March 27, 2015 and March 28, 2014, respectively.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures, acquisitions, proceeds derived from divestitures of businesses, assets and the purchase and sales and maturities of investments.
We made capital expenditures of $123 million and $135 million for the six months ended March 27, 2015 and March 28, 2014, respectively. The level of capital expenditures in fiscal 2015 is expected to be in line with the spending levels in fiscal 2014.
During the six months ended March 27, 2015, we paid cash for acquisitions included in continuing operations totaling $525 million, net of cash acquired of $26 million, which primarily related to acquisitions in our ROW Installation & Services and Global Products segments. During the six months ended March 28, 2014, we paid cash for acquisitions included in continuing operations totaling $54 million, net of $1 million cash acquired, which related to an acquisition included in our NA Installation & Services segment and ROW Installation & Services segments.
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
During the six months ended March 27, 2015, our time deposits of $275 million matured, and we made purchases of $288 million of investments, primarily consisting of exchange traded equity and fixed income funds, which are classified as available-for-sale investments and are restricted as to use.
During the six months ended March 27, 2015, our restricted cash increased by $39 million. This increase was primarily driven by an increase of $14 million related to the asbestos-related qualified settlement fund, $13 million of restricted cash related to an acquisition, and $12 million of cash received from Mr. Swartz.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.

On February 25, 2015, TIFSA issued €500 million aggregate principal amount of public notes due 2025, which resulted in proceeds of $567 million.
As of March 27, 2015 and September 26, 2014, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of March 27, 2015.
As of March 27, 2015 and September 26, 2014, there were no amounts drawn under the Company's revolving credit facility.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the six months ended March 27, 2015, we repurchased approximately 10 million ordinary shares for approximately $417 million. During the six months ended March 28, 2014, we repurchased approximately 7 million ordinary shares for approximately $250 million.
On March 4, 2015, the Board of Directors approved a quarterly dividend of $0.205 per share payable on May 20, 2015 to shareholders of record on April 24, 2015. On March 5, 2014, our shareholders approved a cash dividend of $0.72 per ordinary share payable to shareholders in four quarterly installments of $0.18 in May 2014, August 2014, November 2014 and February 2015. During the six months ended March 27, 2015 and March 28, 2014, we paid cash dividends of approximately $151 million and $148 million, respectively.
Included in cash flows from financing activities for the six months ended March 27, 2015 is payment of contingent consideration of $23 million related to the acquisition of a business during fiscal year 2014.
Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future, including capital expenditures, quarterly dividend payments, share repurchases, asbestos-related and other expenses.
Commitments and Contingencies
For a detailed discussion of contingencies related to tax and litigation matters, see Notes 6 and 11 to our unaudited Consolidated Financial Statements.
Backlog
We had a backlog of unfilled orders of $4,715 million and $4,857 million as of March 27, 2015 and September 26, 2014, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Installation & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 26, 2014
Backlog	$992	$997	$181	$2,170
Recurring revenue in force	1,243	1,140	—	2,383
Deferred revenue	266	38	—	304
Total Backlog	$2,501	$2,175	$181	$4,857
As of March 27, 2015
Backlog	$1,017	$903	$200	$2,120
Recurring revenue in force	1,231	1,080	—	2,311
Deferred revenue	249	35	—	284
Total Backlog	$2,497	$2,018	$200	$4,715
Backlog decreased $142 million, or 2.9%, to $4,715 million as of March 27, 2015 compared to $4,857 million as of September 26, 2014. Acquisitions primarily in our Global Products business contributed $14 million to backlog while changes in foreign currency had an unfavorable impact of $226 million, or 4.7%, primarily in our ROW Installation & Services segment. The remaining change in backlog was driven by growth across all of our segments, which is comprised of $30 million in NA Installation & Services, $24 million in ROW Installation & Services, and $16 million in Global Products.
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
There are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 Separation and Distribution Agreements and the Tax Sharing Agreements. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Sharing Agreements. At the time of the 2007 and 2012 Separations, we recorded liabilities necessary to recognize the fair value of such guarantees and indemnifications. See Note 6 to the unaudited Consolidated Financial Statements. In addition, prior to the 2007 and 2012 Separations we provided support in the form of financial and/or performance guarantees to various Medtronic, TE Connectivity, ADT and Tyco Flow Control operating entities. To the extent these guarantees were not assigned in connection with the 2007 and 2012 Separations, we remained as the guarantor, but were typically indemnified by the former subsidiary. See Note 18 to the unaudited Consolidated Financial Statements.
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
Quarter Ended March 27, 2015

	Net Revenue for the Quarter Ended March 28, 2014	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2014 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Quarter Ended March 27, 2015
	($ in millions)
NA Installation & Services	$939	$—	$939	$(12)	$2	$15	1.6%	$944
ROW Installation & Services	936	—	936	(100)	13	(2)	(0.2)%	847
Global Products	605	—	605	(37)	26	45	7.4%	639
Total Net Revenue	$2,480	$—	$2,480	$(149)	$41	$58	2.3%	$2,430
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2014 base revenue.

Six Months Ended March 27, 2015

	Net Revenue for the Quarter Ended March 28, 2014	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2014 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Six Months Ended March 27, 2015
	($ in millions)
NA Installation & Services	$1,896	$—	$1,896	$(21)	$6	$14	0.7%	$1,895
ROW Installation & Services	1,903	(13)	1,890	(163)	33	3	0.2%	1,763
Global Products	1,170	—	1,170	(54)	31	103	8.8%	1,250
Total Net Revenue	$4,969	$(13)	$4,956	$(238)	$70	$120	2.4%	$4,908

(1)	Organic revenue growth percentage based on adjusted fiscal 2014 base revenue.

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

•	the outcome of litigation, arbitrations and governmental proceedings;

•	effect of income tax audits, litigation, settlements and appeals;

•	our ability to repay or refinance our outstanding indebtedness as it matures;

•	our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	interest rate fluctuations and other changes in borrowing costs, or other consequences of volatility in the capital or credit markets;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	changes affecting customers or suppliers;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	our ability to achieve anticipated cost savings;

•	our ability to execute our portfolio refinement and acquisition strategies, including successfully integrating acquired operations;

•	potential impairment of our goodwill, intangibles and/or our long-lived assets;

•	our ability to realize the intended benefits of the 2012 Separation, including the integration of our commercial security and fire protection businesses;

•	other risks associated with the 2012 Separation, for example the risk that we may be liable for certain contingent liabilities of the spun-off entities if they were to become insolvent;

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2014 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the six months ended March 27, 2015, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
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
Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Legacy Matters Related to Former Management
In recent years, the Company has settled several lawsuits involving disputes with former management. With respect to Dennis Kozlowski, the Company's former chief executive officer, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements. As a result, in the first quarter of fiscal 2014, the Company reversed a non-cash net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Pursuant to the settlement agreement, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain.
With respect to Mark Swartz, the Company's former chief financial officer, in November 2014 the parties reached a definitive agreement to resolve all outstanding disputes, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. In the first quarter of fiscal 2015, the Company also received approximately $12 million in cash from Mr. Swartz, $5 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $7 million for the Company, which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The cash received has been classified as restricted.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 27, 2015, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $29 million to $72 million. As of March 27, 2015, Tyco concluded that the best estimate within this range is approximately $33 million, of which $15 million is included in Accrued and other current liabilities and $18 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of March 27, 2015, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $19 million to $46 million. The Company's best estimate within that range is approximately $22 million, of which $10 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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
As of March 27, 2015, the Company has determined that there were approximately 5,900 claims pending against it, which includes approximately 3,200 claims pending against Yarway. This amount reflects the Company's current estimate of the number of viable claims made against it and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. Additionally, as a result of the Yarway bankruptcy filing described below, claims against Yarway have been stayed since April 2013.
As of March 27, 2015, the Company's estimated net liability, including Yarway, recorded within the Company's Consolidated Balance Sheet is $319 million. The net liability is comprised of a liability for pending and future claims and related defense costs of $846 million, of which $349 million is recorded in Accrued and other current liabilities, and $497 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets of $527 million, of which $43 million is recorded in Prepaid expenses and other current assets, and $484 million is recorded in Other assets. Assets include $22 million of cash and $282 million of investments which, have all been designated as restricted. The Company believes that the asbestos related liabilities and insurance related assets as of March 27, 2015 are appropriate. As of September 26, 2014, the Company's estimated net liability, including Yarway, of $608 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $853 million, and separately as an asset for insurance recoveries of $245 million.
Yarway
As previously disclosed, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). As a result of this filing, the continuation or commencement of asbestos-related litigation against Yarway has been enjoined by the automatic stay imposed by the U.S. Bankruptcy Code. Yarway's goal has been to negotiate, obtain approval of, and consummate a plan of reorganization that establishes a trust to fairly and equitably value and pay current and future Yarway asbestos claims, and that, in exchange for funding of the trust by the Company and/or its subsidiaries, provides permanent injunctive relief protecting the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) from any further asbestos claims based on products manufactured, sold, and/or distributed by Yarway. On October 9, 2014, the Company reached an agreement in principle with Yarway, the Official Committee of Asbestos Claimants (“ACC”) appointed in the Yarway Chapter 11 case as the representative of current Yarway asbestos claimants, and the Future Claimants Representative (“FCR”) appointed in the Yarway Chapter 11 case as the representative of future Yarway asbestos claimants, to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. The agreement in principle will be implemented through a Chapter 11 plan of reorganization for Yarway, and is intended to resolve the potential liability of the Company Protected Parties for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). Under the Chapter 11 plan, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of approximately $325 million in cash (“Settlement Consideration”), which includes approximately $100 million relating to the settlement of intercompany amounts allegedly due to Yarway. In exchange for the Settlement Consideration, each of the Company Protected Parties will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. On April 8, 2015, following the approval of the Plan by the required number of Yarway's current asbestos claimants, the Bankruptcy Court issued an order confirming the Plan. As a result, the Plan has been filed with the United States District Court for the District of Delaware ("District Court") and is awaiting affirmation by the District Court. There have been no objections filed with respect to the Plan. Upon the District Court's affirmation of the Plan, Yarway and the Plan proponents will schedule an effective date for the Plan, which is anticipated to occur during the Company's third fiscal quarter.
On the effective date of the Plan, the Company and Yarway will pay the Settlement Consideration and Yarway Asbestos Claims against the Company Protected Parties will be permanently enjoined. Yarway is anticipated to become a wholly-owned subsidiary of the Yarway Trust and, accordingly, would no longer be owned by or be part of a consolidated group with the Company. As a result of the agreement in principle to settle, the Company recorded a charge of $225 million in Selling, general and administrative expenses in the Consolidated Statement of Operations during the fourth fiscal quarter of 2014.

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
During the fourth quarter of fiscal 2014, the Company concluded that an unfavorable trend had developed in actual claim filing activity compared to projected claim filing activity established during the Company’s most recent valuation. Accordingly, the Company, with the assistance of independent actuarial service providers, performed a revised valuation of its asbestos-related liabilities and corresponding insurance assets. As part of the revised valuation, the Company assessed whether a change in its look-forward period was appropriate, taking into consideration its more extensive history and experience with asbestos-related claims and litigation (including its experience with Yarway), and determined that it was possible to make a reasonable estimate of the actuarially determined ultimate risk of loss for pending and unasserted potential future asbestos-related claims through 2056. In connection with the revised valuation, the Company considered a recent settlement with one of its insurers calling for the establishment of a qualified settlement fund, and the results of a separate independent actuarial consulting firm report conducted in the fourth quarter to assist the Company in obtaining insurance to fully fund all estimable asbestos-related claims (excluding Yarway claims) incurred through 2056.
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
In connection with the foregoing, during the third quarter of fiscal 2014, the Company resolved disputes with certain of its historical insurers and agreed that certain insurance proceeds would be used to establish and fund a qualified settlement fund (“QSF”), within the meaning of the Internal Revenue Code, which would be used for the resolution primarily of Grinnell asbestos liabilities of the Company. It is intended that the QSF will receive future insurance payments and proceeds from third party insurers and, in addition, will fund and manage liabilities for certain historical operations  of the Company. On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a dedicated structure pursuant to which a subsidiary of the Company acquired the assets of Grinnell and transferred cash and other assets totaling approximately $278 million (not including $22 million received by the QSF from historic third-party insurers in settlement of coverage disputes) to the structure. As part of the restructuring, subsidiaries in the structure assumed certain liabilities related to historic Grinnell, Scott and Figgie operations, including all historical Grinnell asbestos liabilities, and such subsidiaries purchased additional insurance by, through or from a wholly-owned subsidiary in the structure in order to supplement and enhance existing insurance assets. The structure and the QSF fully fund all historic Grinnell asbestos liabilities and provide for the efficient and streamlined management of claims related thereto.

The Company consolidates the qualified settlement fund and related entities that were established for the purpose of managing and resolving the liabilities described above. Although the entities in the dedicated structure serve the specific purpose of managing certain liabilities, each entity in the structure is a wholly-owned indirect subsidiary of the Company, and therefore is required to be consolidated under U.S. generally accepted accounting principles.
Tax Matters
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of a tax sharing agreement entered in 2007 with Medtronic and TE Connectivity (the "2007 Tax Sharing Agreement") under which Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Medtronic's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million has been asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
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
Other Matters
As previously disclosed, SimplexGrinnell LP (“SG”), a subsidiary of the Company in the North America Installation & Services segment, has been named as a defendant in lawsuits in several jurisdictions seeking damages for SG’s alleged failure to pay prevailing wages and for other pay-related claims. Through the first quarter of fiscal 2015, the Company had recorded a total of approximately $17 million in charges related to these lawsuits which was recorded in the Cost of services within the

Consolidated Statement of Operations. During the quarter ended March 27, 2015, the Company agreed in principle to settle all outstanding lawsuits for a total of approximately $14 million.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the quarter ended March 27, 2015, no ordinary shares were repurchased on the New York Stock Exchange. In addition, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material during the quarter ended March 27, 2015.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.   Exhibits

Exhibit Number	Exhibit
4.1
Indenture, dated as of February 25, 2015 (the "2015 Indenture"), among Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A., and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Tyco International plc current report on Form 8-K filed on February 25, 2015).

4.2
First Supplemental Indenture to the 2015 Indenture, dated as of February 25, 2015, among Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A., Deutsche Bank Trust Company Americas as trustee and as paying agent and Deutsche Bank Luxembourg S.A., as security registrar, transfer agent and authenticating agent (incorporated by reference to Exhibit 4.2 to Tyco International plc current report on Form 8-K filed on February 25, 2015).

10.1
Underwriting Agreement, dated February 20, 2015, by and among Tyco International Finance S.A., Tyco International plc and Tyco Fire & Security Finance S.C.A., and Citigroup Global Markets Limited, J.P Morgan Securities plc, Merrill Lynch International, Barclays Bank PLC, BNP Paribas, Credit Suisse Securities (Europe) Limited, Deutsche Bank AG, London Branch, Goldman, Sachs & Co., Morgan Stanley & Co. International plc and UBS Limited (incorporated by reference to Exhibit 10.1 to Tyco International plc current report on Form 8-K filed on February 25, 2015).

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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International plc. for the quarter ended March 27, 2015 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL PLC
By:	/s/ ARUN NAYAR
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 24, 2015