Form 10-Q
period 2015-06-26
TYCO INTERNATIONAL plc
filed 2015-07-31
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of ordinary shares outstanding as of July 24, 2015 was 421,516,093.

TYCO INTERNATIONAL PLC

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
  TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue from product sales	$1,511	$1,620	$4,457	$4,550
Service revenue	978	1,040	2,940	3,079
Net revenue	2,489	2,660	7,397	7,629
Cost of product sales	1,025	1,104	3,046	3,105
Cost of services	548	571	1,645	1,721
Selling, general and administrative expenses	625	671	1,925	1,876
Separation costs (see Note 2)	—	—	—	1
Restructuring and asset impairment charges, net (see Note 4)	38	17	108	27
Operating income	253	297	673	899
Interest income	4	4	11	10
Interest expense	(26)	(24)	(75)	(73)
Other income (expense), net	6	—	9	(2)
Income from continuing operations before income taxes	237	277	618	834
Income tax expense	(49)	(55)	(86)	(164)
Equity income in earnings of unconsolidated subsidiaries	—	215	—	206
Income from continuing operations	188	437	532	876
(Loss) income from discontinued operations, net of income taxes	(32)	1,015	(50)	1,055
Net income	156	1,452	482	1,931
Less: noncontrolling interest in subsidiaries net income (loss)	—	2	(3)	4
Net income attributable to Tyco ordinary shareholders	$156	$1,450	$485	$1,927
Amounts attributable to Tyco ordinary shareholders:
Income from continuing operations	$188	$435	$535	$872
(Loss) income from discontinued operations	(32)	1,015	(50)	1,055
Net income attributable to Tyco ordinary shareholders	$156	$1,450	$485	$1,927
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.45	$0.95	$1.27	$1.89
(Loss) income from discontinued operations	(0.08)	2.22	(0.12)	2.29
Net income attributable to Tyco ordinary shareholders	$0.37	$3.17	$1.15	$4.18
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.44	$0.93	$1.25	$1.86
(Loss) income from discontinued operations	(0.07)	2.18	(0.11)	2.25
Net income attributable to Tyco ordinary shareholders	$0.37	$3.11	$1.14	$4.11
Weighted average number of shares outstanding:
Basic	421	458	421	461
Diluted	427	466	427	469

See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income	$156	$1,452	$482	$1,931
Other comprehensive income (loss), net of tax
Foreign currency translation	28	28	(346)	(24)
Defined benefit and post retirement plans	4	9	13	16
Unrealized loss on marketable securities and derivative instruments, net of tax	(4)	—	(4)	—
Total other comprehensive income (loss), net of tax	28	37	(337)	(8)
Comprehensive income	184	1,489	145	1,923
Less: comprehensive income (loss) attributable to noncontrolling interests	—	2	(3)	4
Comprehensive income attributable to Tyco ordinary shareholders	$184	$1,487	$148	$1,919
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	June 26, 2015	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$531	$892
Accounts receivable, less allowance for doubtful accounts of $70 and $67, respectively	1,775	1,734
Inventories	690	625
Prepaid expenses and other current assets	820	1,051
Deferred income taxes	304	304
Assets held for sale	13	180
Total Current Assets	4,133	4,786
Property, plant and equipment, net	1,215	1,262
Goodwill	4,291	4,122
Intangible assets, net	890	712
Other assets	1,191	927
Total Assets	$11,720	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$277	$20
Accounts payable	744	825
Accrued and other current liabilities	1,996	2,114
Deferred revenue	403	400
Liabilities held for sale	6	118
Total Current Liabilities	3,426	3,477
Long-term debt	1,744	1,443
Deferred revenue	313	335
Other liabilities	1,898	1,871
Total Liabilities	7,381	7,126
Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest in businesses held for sale	—	13
Tyco Shareholders' Equity:
Ordinary shares, $0.01 and CHF 0.50 par value, 1,000,000,000 and 825,222,070 shares authorized, and 421,432,902 and 486,363,050 shares issued as of June 26, 2015 and September 26, 2014, respectively	4	208
Preference shares $0.01 par value, 100,000,000 shares authorized, none outstanding as of June 26, 2015	—	—
Ordinary shares held in treasury, nil and 59,460,486 shares as of June 26, 2015 and September 26, 2014, respectively	—	(2,515)
Additional paid in capital	504	3,306
Accumulated earnings	5,358	4,873
Accumulated other comprehensive loss	(1,562)	(1,225)
Total Tyco Shareholders' Equity	4,304	4,647
Nonredeemable noncontrolling interest	35	23
Total Equity	4,339	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,720	$11,809
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Nine Months Ended
	June 26, 2015	June 27, 2014
Cash Flows From Operating Activities:
Net income attributable to Tyco ordinary shareholders	$485	$1,927
Noncontrolling interest in subsidiaries net (loss) income	(3)	4
Income (loss) from discontinued operations, net of income taxes	50	(1,055)
Income from continuing operations	532	876
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	257	268
Non-cash compensation expense	44	48
Deferred income taxes	(1)	85
Provision for losses on accounts receivable and inventory	37	32
Legacy legal matters (see Note 11)	—	(92)
Gain on investments	(15)	(214)
Other non-cash items	29	18
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(104)	(41)
Contracts in progress	8	(50)
Inventories	(72)	(14)
Prepaid expenses and other assets	(25)	(39)
Accounts payable	(78)	16
Accrued and other liabilities	(50)	(361)
Deferred revenue	(6)	(12)
Other	(45)	(2)
Net cash provided by operating activities	511	518
Net cash (used in) provided by discontinued operating activities	(1)	102
Cash Flows From Investing Activities:
Capital expenditures	(183)	(210)
Proceeds from disposal of assets	4	7
Acquisition of businesses, net of cash acquired	(525)	(63)
Acquisition of dealer generated customer accounts and bulk account purchases	(13)	(20)
Divestiture of business, net of cash divested	(1)	—
Sales and maturities of investments	283	283
Purchases of investments	(290)	(332)
Sale of equity investment	—	250
(Increase) decrease in restricted cash	(27)	1
Other	—	1
Net cash used in investing activities	(752)	(83)
Net cash (used in) provided by discontinued investing activities	(37)	1,789
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	258	830
Repayment of short-term debt	(259)	(831)
Proceeds from issuance of long-term debt	570	—
Proceeds from exercise of share options	70	79
Dividends paid	(237)	(231)
Repurchase of ordinary shares	(417)	(806)
Transfer (to) from discontinued operations	(38)	1,891
Payment of contingent consideration	(23)	—
Other	(26)	(10)
Net cash (used in) provided by financing activities	(102)	922
Net cash provided by (used in) discontinued financing activities	38	(1,891)
Effect of currency translation on cash	(18)	(8)
Net (decrease) increase in cash and cash equivalents	(361)	1,349
Cash and cash equivalents at beginning of period	892	563
Cash and cash equivalents at end of period	$531	$1,912
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended June 26, 2015 and June 27, 2014
(in millions)

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					1,927		1,927	3	1,930
Other comprehensive loss, net of tax						(8)	(8)		(8)
Dividends declared				(325)			(325)		(325)
Shares issued from treasury for vesting of share based equity awards	6		215	(137)			78		78
Repurchase of ordinary shares	(20)		(806)				(806)		(806)
Compensation expense				48			48		48
Other			(10)				(10)		(10)
Balance as of June 27, 2014	449	$208	$(1,513)	$3,340	$4,962	$(995)	$6,002	$26	$6,028

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 26, 2014	427	$208	$(2,515)	$3,306	$4,873	$(1,225)	$4,647	$23	$4,670
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					485		485	(3)	482
Other comprehensive loss, net of tax						(337)	(337)		(337)
Cancellation of treasury shares		(34)	2,878	(2,844)			—		—
Dividends declared				(170)			(170)		(170)
Conversion of Tyco International Ltd. common shares to Tyco International plc ordinary shares		(170)		170			—		—
Shares issued for vesting of share based equity awards	4		67	3			70		70
Repurchase of ordinary shares	(10)		(417)				(417)		(417)
Compensation expense				44			44		44
Noncontrolling interest related to acquisitions and divestitures							—	16	16
Other			(13)	(5)			(18)	(1)	(19)
Balance as of June 26, 2015	421	$4	$—	$504	$5,358	$(1,562)	$4,304	$35	$4,339
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
References to 2015 and 2014 are to Tyco's fiscal quarters ending June 26, 2015 and June 27, 2014, respectively, unless otherwise indicated. The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015 and 2014 are both 52-week years.
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
Reclassifications - Certain prior period amounts have been reclassified to conform with current period presentation. During the quarter ended June 26, 2015, the Company sold three businesses in the Rest of World ("ROW") Installation & Services segment. The assets and liabilities related to these businesses were classified as held for sale of as September 26, 2014, and the results of operations of two of these businesses are included in discontinued operations for all periods presented, as the criteria to be presented as a discontinued operation were not satisfied for the third business. The Company expects to complete the sale of another of its ROW Installation & Services businesses during the first half of fiscal 2016. The assets and liabilities of this business are classified as held for sale, and its results of operations are presented as discontinued operations for all periods presented. See Note 3.
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
In May 2014, the FASB issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. In July 2015, the FASB issued a deferral of the effective date of this guidance, which for Tyco will be the first quarter of fiscal 2019, with early adoption permitted beginning the first quarter of fiscal 2018. The Company is currently assessing the impact the guidance will have upon adoption.
In May 2015, the FASB issued authoritative guidance which is intended to improve the existing disclosure requirements for short-duration contracts for insurance entities that issue such contracts. The guidance requires additional information to be disclosed about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates made in measuring those liabilities. This guidance is effective for Tyco in the first quarter of fiscal 2017, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.
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
In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation Charges") within continuing operations of nil and $11 million during the quarters ended June 26, 2015 and June 27, 2014, respectively, and $2 million and $42 million during the nine months ended June 26, 2015 and June 27, 2014, respectively. In addition, the Company incurred pre-tax charges within discontinued operations of nil and $1 million during the quarters ended June 26, 2015 and June 27, 2014, respectively, and nil and $2 million during the nine months ended June 26, 2015 and June 27, 2014, respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. In addition to pre-tax charges, the Company incurred tax-related charges of nil and $9 million during the quarters ended June 26, 2015 and June 27, 2014, respectively, and nil and $9 million during the nine months ended June 26, 2015 and June 27, 2014, respectively. The Company received associated tax benefits of nil during both quarters ended June 26, 2015 and June 27, 2014 and nil and $11 million during the nine months ended June 26, 2015 and June 27, 2014, respectively. The Company does not expect to incur material separation charges relating to activities taken to complete the 2012 Separation in future periods.
3.    Divestitures
The Company continually assesses the strategic fit of its various businesses and from time to time divests businesses which do not align with its long-term strategy.
During fiscal 2014, the Company announced that it intended to sell several businesses in the ROW Installation & Services segment. The Company completed the sale of these businesses during the quarter ended June 26, 2015, and recorded a loss on

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale of $29 million and $28 million in (Loss) income from discontinued operations, net of taxes on the Consolidated Statements of Operations for the quarter and nine months ended June 26, 2015, respectively. These businesses were accounted for as held for sale on the Consolidated Balance Sheets as of September 26, 2014 and their results of operations have been presented within discontinued operations on the Consolidated Statements of Operations during the quarters and nine months ended June 26, 2015 and June 27, 2014.
In addition, during the quarter ended June 26, 2015, the Company completed the sale of a business in the ROW Installation & Services segment. The Company recorded $22 million in Selling, general and administrative expenses on the Consolidated Statements of Operations for an anticipated loss on disposal during the quarter ended March 27, 2015. This business was presented as held for sale as of September 26, 2014; however, it did not meet the criteria to be classified as a discontinued operation, and thus its results of operations were included in continuing operations in the Consolidated Financial Statements.
During the quarter ended March 27, 2015, the Company concluded that a business in the ROW Installation & Services segment which it intends to sell met the criteria to be classified as held for sale. This business is accounted for as held for sale on the Consolidated Balance Sheets as of June 26, 2015 and September 26, 2014, and its results of operations have been presented as discontinued operations on the Consolidated Statements of Operations during the quarters and nine months ended June 26, 2015 and June 27, 2014. The Company expects to complete the sale of this business during the first half of fiscal 2016.
Discontinued Operations
The components of (loss) income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net revenue	$5	$87	$15	$397
Pre-tax (loss) income from discontinued operations	(3)	8	(12)	59
Pre-tax separation loss included within discontinued operations (See Note 2)	—	(1)	—	(2)
Pre-tax (loss) gain on sale of discontinued operations	(29)	1,179	(28)	1,175
Income tax expense	—	(171)	(10)	(177)
(Loss) income from discontinued operations, net of income taxes	$(32)	$1,015	$(50)	$1,055
Balance sheet information for the assets and liabilities of businesses classified as held for sale as of June 26, 2015 and September 26, 2014 was as follows ($ in millions):

	As of
	June 26, 2015	September 26, 2014
Accounts receivable, net	$1	$26
Inventories	—	7
Prepaid expenses and other current assets	1	107
Deferred income taxes	1	3
Property, plant and equipment, net	1	6
Goodwill	1	3
Intangible assets, net	8	25
Other assets	—	3
Total assets	$13	$180
Accounts payable	1	48
Accrued and other current liabilities	2	62
Deferred revenue	—	2
Other liabilities	3	6
Total liabilities	$6	$118

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
4.    Restructuring and Asset Impairment Charges, Net
During fiscal 2015, the Company identified and pursued additional opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges of approximately $125 million in fiscal 2015, which does not include repositioning charges as described below.
The Company recorded restructuring and asset impairment charges by action as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
2015 actions	$39	$—	$97	$—
2014 actions	1	19	11	28
2013 and prior actions	(2)	(2)	—	(1)
Total	$38	$17	$108	$27
2015 Actions
Restructuring and asset impairment charges, net, during the quarter and nine months ended June 26, 2015 related to the 2015 actions are as follows ($ in millions):

	For the Quarter Ended June 26, 2015
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$1	$—	$1
ROW Installation & Services	34	1	35
Global Products	1	—	1
Corporate and other	2	—	2
Total	$38	$1	$39

	For the Nine Months Ended June 26, 2015
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$27	$—	$27
ROW Installation & Services	48	6	54
Global Products	4	—	4
Corporate and Other	12	—	12
Total	$91	$6	$97

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The rollforward of the reserves from September 26, 2014 to June 26, 2015 is as follows ($ in millions):

Balance as of September 26, 2014	$—
Charges	99
Reversals	(2)
Utilization	(40)
Currency translation	(1)
Balance as of June 26, 2015	$56
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2014 Actions
Restructuring and asset impairment charges, net, during the quarters and nine months ended June 26, 2015 and June 27, 2014 related to the 2014 actions are as follows ($ in millions):

	For the Quarter Ended June 26, 2015	For the Quarter Ended June 27, 2014
	Employee Severance and Benefits	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$(1)	$7	$—	$7
ROW Installation & Services	—	7	3	10
Global Products	2	2	—	2
Total	$1	$16	$3	$19

	For the Nine Months Ended June 26, 2015	For the Nine Months Ended June 27, 2014
	Employee Severance and Benefits	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Installation & Services	$—	$10	$—	$10
ROW Installation & Services	—	12	3	15
Global Products	11	3	—	3
Total	$11	$25	$3	$28

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2014 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Installation & Services	$16	$—	$—	$16
ROW Installation & Services	18	5	—	23
Global Products	14	—	2	16
Total	$48	$5	$2	$55

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The rollforward of the reserves from September 26, 2014 to June 26, 2015 is as follows ($ in millions):

Balance as of September 26, 2014	$29
Charges	13
Reversals	(2)
Utilization	(17)
Currency translation	(3)
Balance as of June 26, 2015	$20
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2013 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2014. The total amount of these reserves was $44 million and $70 million as of June 26, 2015 and September 26, 2014, respectively. The Company incurred nil and $3 million of restructuring charges, $2 million and $5 million of reversals, and utilized $6 million and $10 million for the quarters ended June 26, 2015 and June 27, 2014, respectively, related to 2013 and prior actions. The Company incurred $5 million and $17 million of restructuring charges, $5 million and $18 million of reversals, and utilized $21 million and $51 million for the nine months ended June 26, 2015 and June 27, 2014, respectively, related to 2013 and prior actions. The remaining change in reserve during the quarters and nine months ended June 26, 2015 and June 27, 2014 relates to currency translation. The aggregate remaining reserves primarily relate to facility exit costs for long-term non-cancelable lease obligations primarily within the Company's ROW Installation & Services segment.
Total Restructuring Reserves
As of June 26, 2015 and September 26, 2014, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	June 26, 2015	September 26, 2014
Accrued and other current liabilities	$106	$83
Other liabilities	14	16
Total	$120	$99
Restructuring reserves for businesses that are included within Liabilities held for sale on the Consolidated Balance Sheets are excluded from the table above. See Note 3.
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarters ended June 26, 2015 and June 27, 2014, the Company recorded repositioning charges of $27 million and $13 million, respectively, and $61 million and $28 million for the nine months ended June 26, 2015 and June 27, 2014, respectively, primarily related to professional fees which have been reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations.
5.    Acquisitions
During the quarter ended June 26, 2015 the Company did not complete any acquisitions. During the nine months ended June 26, 2015, total consideration paid, net of $26 million of cash acquired and $8 million of a holdback liability, for 11 acquisitions included in continuing operations was $525 million. The largest of these was the acquisition of Industrial Safety Technologies International ("IST"), a global leader in gas and flame detection with operations in Europe, the Middle East, China, and the U.S., for total consideration paid, net of $5 million of cash acquired, of $327 million. The purchase price for IST was allocated as follows: $68 million of assets, $136 million of goodwill, $143 million of intangible assets and the assumption of $15 million of liabilities. IST is being integrated into the Global Products segment. The remaining 10 acquisitions are being integrated into the ROW Installation & Services and Global Products segments.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The determination of fair value for certain assets and liabilities relating to the acquisitions made during the quarters ended December 27, 2014 and March 27, 2015 has been finalized, with no material adjustment to the purchase price allocation.
During the quarter ended June 27, 2014, cash paid for acquisitions included in continuing operations totaled $9 million, which was related to an acquisition within the Company's ROW Installation & Services segment.
During the nine months ended June 27, 2014, total consideration paid was $67 million, which in addition to the acquisition within ROW Installation & Services segment described above, is comprised of $54 million, net of $1 million cash acquired, and $1 million of contingent consideration. This was entirely related to the acquisition of Westfire, Inc. ("Westfire") on November 8, 2013. Westfire, a fire protection services company with operations in the United States, Chile and Peru, provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and has been integrated into the NA Installation & Services and ROW Installation & Services segments.
6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended June 26, 2015.
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
Based on the current status of its income tax audits, Tyco believes that it is reasonably possible that between nil and $2 million in unrecognized tax benefits may be resolved in the next twelve months.
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 26, 2015, Tyco recorded deferred tax assets of approximately $329 million, which is comprised of $2.3 billion gross deferred tax assets net of $2.0 billion valuation allowances.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. A trial date has been set for October 2016. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of June 26, 2015 and September 26, 2014, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	June 26, 2015	September 26, 2014	June 26, 2015	September 26, 2014
Tax sharing agreement related receivables:
Prepaid expenses and other current assets	$—	$—	$2	$3
Other assets	—	—	24	23
	—	—	26	26
Tax sharing agreement related liabilities:
Accrued and other current liabilities	—	—	(21)	(21)
Other liabilities	(46)	(46)	(194)	(194)
	(46)	(46)	(215)	(215)
Net liability	$(46)	$(46)	$(189)	$(189)
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco ordinary shareholders are as follows (in millions, except per share data):

	For the Quarter Ended June 26, 2015			For the Quarter Ended June 27, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$188	421	$0.45	$435	458	$0.95
Share options and restricted share awards	—	6		—	8
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$188	427	$0.44	$435	466	$0.93

	For the Nine Months Ended June 26, 2015			For the Nine Months Ended June 27, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$535	421	$1.27	$872	461	$1.89
Share options and restricted share awards	—	6		—	8
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$535	427	$1.25	$872	469	$1.86
The computation of diluted earnings per share for the quarter and nine months ended June 26, 2015 excludes the effect of the potential exercise of share options to purchase approximately 3 million shares for both periods and excludes restricted stock units of approximately 1 million and 2 million shares, respectively, for the quarter and nine months ended June 26, 2015 because the effect would be anti-dilutive.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total

Gross goodwill	$2,104	$1,991	$1,824	$5,919
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 27, 2013	1,978	923	1,257	4,158
2014 activity:
Acquisitions/ purchase accounting adjustments	10	15	(4)	21
Currency translation	(12)	(34)	(11)	(57)

Gross goodwill	$2,102	$1,972	$1,809	$5,883
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 26, 2014	1,976	904	1,242	4,122
2015 activity:
Acquisitions / purchase accounting adjustments	15	30	276	321
Currency translation	(18)	(110)	(24)	(152)

Gross goodwill	$2,099	$1,892	$2,061	$6,052
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of June 26, 2015	$1,973	$824	$1,494	$4,291
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of June 26, 2015 and September 26, 2014 ($ in millions):

	As of
	June 26, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,361	$1,047	$1,400	$1,113
Intellectual property	770	505	608	487
Other	11	8	29	15
Total	$2,142	$1,560	$2,037	$1,615
Non-Amortizable:
Intellectual property	$212		$214
Franchise rights	76		76
In-process research and development	20		—
Total	$308		$290
Intangible asset amortization expense for the quarters ended June 26, 2015 and June 27, 2014 was $24 million and $22 million, respectively. Intangible asset amortization expense for the nine months ended June 26, 2015 and June 27, 2014 was $65 million and $68 million, respectively.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $22 million for the remainder of 2015, $87 million for 2016, $78 million for 2017, $73 million for 2018, and $322 million for 2019 and thereafter.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Debt
Debt as of June 26, 2015 and September 26, 2014 is as follows ($ in millions):

	As of
	June 26, 2015	September 26, 2014
3.375% public notes due 2015 (1)	$258	$258
3.75% public notes due 2018	67	67
8.5% public notes due 2019	364	364
7.0% public notes due 2019	245	245
6.875% public notes due 2021	465	465
4.625% public notes due 2023	42	42
1.375% public notes due 2025	559	—
Other (2)	21	22
Total debt	2,021	1,463
Less current portion	277	20
Long-term debt	$1,744	$1,443
_______________________________________________________________________________
(1) $258 million of 3.375% public notes due October 2015 is included in the current portion of debt as of June 26, 2015.
(2) $19 million and $20 million, respectively, of the amount shown as other is included in the current portion of the Company's total debt as of June 26, 2015 and September 26, 2014.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of June 26, 2015 and September 26, 2014 was $2,000 million and $1,441 million, respectively. The Company has determined the fair value of such debt to be $2,177 million and $1,670 million as of June 26, 2015 and September 26, 2014, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of June 26, 2015 and September 26, 2014, $2,000 million and $1,441 million, respectively, of the Company's debt, which is actively traded and subject to the fair value disclosure requirements, is classified as Level 1 in the fair value hierarchy.
Commercial Paper
From time to time, the Company's wholly-owned subsidiary, Tyco International Finance S.A. ("TIFSA") may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued on a private placement basis under the commercial paper program is $1 billion as of June 26, 2015. As of June 26, 2015 and September 26, 2014, TIFSA had no commercial paper outstanding.
Credit Facilities
The Company's committed revolving credit facility totaled $1 billion as of June 26, 2015. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of June 26, 2015 and September 26, 2014, there were no amounts drawn under the Company's revolving credit facility. Interest under the revolving credit facility is variable and is calculated by reference to LIBOR or an alternate base rate.
Debt Issuance/Repayment
On February 25, 2015, TIFSA issued €500 million aggregate principal amount of 1.375% Notes due February 25, 2025 (the "Notes"), which are fully and unconditionally guaranteed by each of the Company and Tyco Fire & Security Finance S.C.A. TIFSA received total net proceeds of approximately $563 million after deducting debt issuance costs of approximately $5 million and a debt discount of approximately $1 million. The net proceeds were made available for general corporate purposes. The Notes are TIFSA’s senior unsecured obligations and rank equally in right of payment with all of its existing and

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

future senior debt, and senior to any subordinated indebtedness that TIFSA may incur. The Notes were designated as a net investment hedge. See Note 10.
10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, time deposits, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, time deposits, accounts receivable, and accounts payable approximated book value as of June 26, 2015 and September 26, 2014. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of investments and Note 9 for the fair value of debt.
Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the nine months ended June 26, 2015, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. During the quarter ended March 27, 2015, the Company designated its €500 million of 1.375% public notes due February 2025 as a net investment hedge of the Company’s investments in certain of its international subsidiaries that use the Euro as their functional currency and intercompany permanent loans in order to reduce the volatility caused by changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. During the quarter and nine months ended June 26, 2015, the change in the carrying value due to remeasurement of the Euro denominated 2025 Notes resulted in a $12 million loss and an $8 million gain, respectively, reported in Accumulated other comprehensive loss on the Consolidated Balance Sheets. This hedge did not result in any hedge ineffectiveness for the quarter and nine months ended June 26, 2015. During the quarter and nine months ended June 27, 2014, the Company did not have hedging instruments that were designated and qualified as hedging instruments for accounting purposes.
As of June 26, 2015 and September 26, 2014, the total gross notional amount of the Company's foreign exchange contracts was $400 million and $258 million, respectively. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of June 26, 2015 and September 26, 2014 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters and nine months ended June 26, 2015 and June 27, 2014.
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
Cash Equivalents and Investments
The fair value of cash equivalents approximates carrying value and are included in Level 1.
Investments may include marketable securities such as U.S. government obligations, U.S. government agency and corporate debt securities, equity securities, exchange traded funds or time deposits with banks.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company's hierarchy for its assets measured at fair value on a recurring basis as of June 26, 2015 and September 26, 2014 ($ in millions):

				Consolidated Balance Sheet Classification
	As of June 26, 2015			Cash and Cash Equivalents	Prepaids and Other Current Assets	Other Assets
Investment Assets:	Level 1	Level 2	Total
Cash equivalents	$91	$—	$91	$91	$—	$—
Available-for-sale securities:
Exchange traded funds (fixed income) (1)	190	—	190	—	15	175
Exchange traded funds (equity) (1)	85	—	85	—	—	85
Trading securities:
Exchange traded funds (equity)	64	—	64	—	64	—
	$430	$—	$430	$91	$79	$260
(1) Classified as restricted investments. See Note 11.

				Consolidated Balance Sheet Classification
	As of September 26, 2014			Cash and Cash Equivalents	Prepaids and Other Current Assets
Investment Assets:	Level 1	Level 2	Total
Cash equivalents	$223	$—	$223	$223	$—
Time deposits	275	—	275	—	275
Trading securities:
Exchange traded funds (equity)	62	—	62	—	62
	$560	$—	$560	$223	$337
During the quarter and nine months ended June 26, 2015, the Company did not have any significant transfers between levels within the fair value hierarchy.
Unrealized gains and losses related to trading securities are recorded in Other (expense) income, net in the Consolidated Statements of Operations. The Company recorded gains of $1 million and $5 million for the quarter and nine months ended June 26, 2015, respectively. The Company did not hold these investments during the quarter and nine months ended June 27, 2014. Unrealized gains and losses related to available for sale securities are recorded in Other comprehensive income. The Company recorded losses of $6 million for both the quarter and nine months ended June 26, 2015, and losses of $1 million for both the quarter and nine months ended June 27, 2014.
Other
The Company had $1.4 billion and $1.5 billion of intercompany loans designated as permanent in nature as of June 26, 2015 and September 26, 2014, respectively. Additionally, for the quarters ended June 26, 2015 and June 27, 2014, the Company recorded $40 million of a cumulative translation gain and $3 million of a cumulative translation loss, respectively, through Accumulated other comprehensive loss related to these loans.
For the nine months ended June 26, 2015 and June 27, 2014, the Company recorded $105 million of a cumulative translation loss and $1 million of a cumulative translation gain, respectively, through Accumulated other comprehensive loss related to these loans.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingencies
Legacy Matters Related to Former Management
In recent years, the Company has settled several lawsuits involving disputes with former management. With respect to Dennis Kozlowski, the Company's former chief executive officer, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements. As a result, in the first quarter of fiscal 2014, the Company reversed a non-cash net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Pursuant to the settlement agreement, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain. During the quarter ended June 26, 2015, the Company received approximately $4 million in cash from the sale of property owned by Mr. Kozlowski, $2 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $2 million for the Company, which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The cash received has been classified as restricted.
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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 26, 2015, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $29 million to $72 million. As of June 26, 2015, Tyco concluded that the best estimate within this range is approximately $33 million, of which $15 million is included in Accrued and other current liabilities and $18 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of June 26, 2015, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $20 million to $47 million. The Company's best estimate within that range is approximately $23 million, of which $11 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.

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
As of June 26, 2015, the Company has determined that there were approximately 3,400 claims pending against it. This amount reflects the Company's current estimate of the number of viable claims made against it, excludes any claims against Yarway, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. As a result of the Yarway bankruptcy filing described below, claims against Yarway have been stayed since April 2013.
As of June 26, 2015, the Company's estimated net liability, including Yarway, recorded within the Company's Consolidated Balance Sheet is $331 million. The net liability is comprised of a liability for pending and future claims and related defense costs of $838 million, of which $344 million is recorded in Accrued and other current liabilities, and $494 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets of $507 million, of which $44 million is recorded in Prepaid expenses and other current assets, and $463 million is recorded in Other assets. Assets include $16 million of cash and $275 million of investments, which have all been designated as restricted. The Company believes that the asbestos related liabilities and insurance related assets as of June 26, 2015 are appropriate. As of September 26, 2014, the Company's estimated net liability, including Yarway, of $608 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $853 million, and separately as an asset for insurance recoveries of $245 million.
Yarway
As previously disclosed, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). As a result of this filing, the continuation or commencement of asbestos-related litigation against Yarway has been enjoined by the automatic stay imposed by the U.S. Bankruptcy Code. Yarway's goal has been to negotiate, obtain approval of, and consummate a plan of reorganization that establishes a trust to fairly and equitably value and pay current and future Yarway asbestos claims, and that, in exchange for funding of the trust by the Company and/or its subsidiaries, provides permanent injunctive relief protecting the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) from any further asbestos claims based on products manufactured, sold, and/or distributed by Yarway. On October 9, 2014, the Company reached an agreement in principle with Yarway, the Official Committee of Asbestos Claimants (“ACC”) appointed in the Yarway Chapter 11 case as the representative of current Yarway asbestos claimants, and the Future Claimants Representative (“FCR”) appointed in the Yarway Chapter 11 case as the representative of future Yarway asbestos claimants, to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. The agreement in principle will be implemented through a Chapter 11 plan of reorganization for Yarway, and is intended to resolve the potential liability of the Company Protected Parties for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). Under the Chapter 11 plan, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of approximately $325 million in cash (“Settlement Consideration”), which includes approximately $100 million relating to the settlement of intercompany amounts allegedly due to Yarway. In exchange for the Settlement Consideration, each of the Company Protected Parties will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. On April 8, 2015, following the approval of the Plan by the required number of Yarway's current asbestos claimants, the Bankruptcy Court issued an order confirming the Plan, and on July 14, 2015, the United States District Court for the District of Delaware affirmed the Plan. Yarway expects to schedule an effective date for the Plan in August 2015.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. A trial date has been set for October 2016. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the first quarter of fiscal 2015, the Company received and responded to inquiries from the U.S. Department of the Navy regarding the formulation of certain aqueous film forming foam ("AFFF") concentrates. The Company investigated such matters and ceased selling certain AFFF and other foam products pending the outcome of its investigation. During the course of the investigation, three AFFF products were removed from the Navy’s Qualified Products List ("QPL"); one AFFF product remains on the QPL. The Company has shared the results of its investigation with appropriate governmental authorities and is also communicating with the government regarding the re-qualification of these products. The government has confirmed that it considers the Company to be “presently responsible,” and that no suspension or debarment is warranted. At this time, we cannot predict the outcome of these inquiries and whether this will result in further action by the Navy or other governmental authorities, but it is possible that the Company could be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants.

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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Service cost	$2	$2	$6	$6
Interest cost	9	10	27	28
Expected return on plan assets	(14)	(14)	(42)	(38)
Amortization of net actuarial loss	3	3	7	7
Net periodic benefit cost	$—	$1	$(2)	$3

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Service cost	$2	$2	$7	$7
Interest cost	14	13	40	41
Expected return on plan assets	(19)	(17)	(58)	(55)
Amortization of net actuarial loss	3	3	10	9
Net periodic benefit cost	$—	$1	$(1)	$2
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
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time to time. The Company anticipates that it will contribute at least the minimum required to its pension plans in fiscal year 2015 of $13 million for U.S. plans and $23 million for non-U.S. plans. During the quarter ended June 26, 2015, the Company made required contributions of $5 million to its U.S. pension plans and $4 million to its non-U.S. pension plans. During the nine months ended June 26, 2015, the Company made required contributions of $9 million to its U.S. pension plans and $13 million to its non-U.S. pension plans.
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
Dividends
On June 4, 2015, the Company declared a quarterly dividend of $0.205 per share, payable on August 19, 2015 to shareholders of record on July 24, 2015. On March 4, 2015, the Company declared a quarterly dividend of $0.205 per share payable on May 20, 2015 to shareholders of record on April 24, 2015.
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
Share Repurchase Program
The Company's Board of Directors approved $1.75 billion and $1 billion share repurchase programs in March 2014 and September 2014, respectively. During the nine months ended June 26, 2015, the Company repurchased a total of approximately 10 million shares for approximately $417 million which completed the $1.75 billion share repurchase program, all of which occurred during the quarter ended December 26, 2014. As of June 26, 2015, a total of approximately $1 billion in share repurchase authority remained outstanding.
During the quarter ended June 27, 2014, the Company repurchased a total of approximately 13 million shares for approximately $556 million. During the nine months ended June 27, 2014, the Company repurchased a total of approximately 20 million shares for approximately $806 million.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of the following ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income	$156	$1,452	$482	$1,931
Foreign currency translation (1)	25	68	(349)	16
Liquidation of foreign entities (2)	3	(40)	3	(40)
Foreign currency translation	28	28	(346)	(24)
Amortization of net actuarial losses (3)	6	11	17	21
Income tax expense	(2)	(2)	(4)	(5)
Defined benefit and post retirement plans, net of tax	4	9	13	16
Unrealized loss on marketable securities and derivative instruments (4)	(6)	(1)	(6)	(1)
Income tax benefit	2	1	2	1
Unrealized loss on marketable securities and derivative instruments, net of tax	(4)	—	(4)	—
Total other comprehensive income (loss), net of tax	28	37	(337)	(8)
Comprehensive income	184	1,489	145	1,923
Less: comprehensive income (loss) attributable to noncontrolling interests	—	2	(3)	4
Comprehensive income attributable to Tyco ordinary shareholders	$184	$1,487	$148	$1,919
(1) Includes a $12 million loss and $8 million gain related to the net investment hedge for the quarter and nine months ended June 26, 2015, respectively. The Company did not hold this net investment hedge in fiscal year 2014.
(2) During both the quarter and nine months ended June 26, 2015, $3 million of cumulative translation losses were transferred from foreign currency translation and included in (Loss) income from discontinued operations in the Consolidated Statements of Operations as a result of the sale of foreign entities. During both the quarter and nine months ended June 27, 2014, $40 million of cumulative translation gains were transferred from foreign currency translation and included in (Loss) income from discontinued operations in the Consolidated Statements of Operations as a result of the sale of foreign entities.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Reclassified to net periodic benefit cost. See Note 12 Retirement Plans for additional information. During the quarter ended June 27, 2014, $5 million of net actuarial losses were transferred from amortization of net actuarial losses and included in (Loss) income from discontinued operations in the Consolidated Statements of Operations as a result of the sale of foreign entities. There was no transfer in fiscal 2015.
(4) Reclassified realized gain (loss) on marketable securities and derivative instruments to Other income (expense), net.
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax, for the nine months ended June 26, 2015 and June 27, 2014 are as follows ($ in millions):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 26, 2014	$(693)	$—	$(532)	$(1,225)
Other comprehensive loss before reclassifications	(349)	—	—	(349)
Amounts reclassified from accumulated other comprehensive income, net of tax	3	(4)	13	12
Balance as of June 26, 2015	$(1,039)	$(4)	$(519)	$(1,562)

	Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 27, 2013	$(519)	$—	$(468)	$(987)
Other comprehensive income before reclassifications	16	—	—	16
Amounts reclassified from accumulated other comprehensive income, net of tax	(40)	—	16	(24)
Balance as of June 27, 2014	$(543)	$—	$(452)	$(995)
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Consolidated Segment Data
Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net revenue(1):
NA Installation & Services	$972	$968	$2,867	$2,864
ROW Installation & Services	842	999	2,605	2,902
Global Products	675	693	1,925	1,863
	$2,489	$2,660	$7,397	$7,629
_____________________________________________________________________________

(1)	Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Operating income (loss):
NA Installation & Services	$160	$117	$384	$333
ROW Installation & Services (1)	57	102	187	310
Global Products	108	136	316	329
Corporate and Other (2)	(72)	(58)	(214)	(73)
	$253	$297	$673	$899
_____________________________________________________________________________

(1)
Operating income for the nine months ended June 27, 2014 includes $21 million of an insurance recovery related to the improper recording of revenue in China that was previously disclosed in the fourth quarter of fiscal 2012.

(2)
Operating loss for the nine months ended June 27, 2014 includes $96 million of income related to the settlement of a legacy legal matter with former management and $16 million of income related to the CIT settlement.

16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	June 26, 2015	September 26, 2014
Purchased materials and manufactured parts	$184	$159
Work in process	85	85
Finished goods	421	381
Inventories	$690	$625
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	June 26, 2015	September 26, 2014
Land	$33	$36
Buildings	416	411
Subscriber systems	2,008	2,210
Machinery and equipment	1,280	1,265
Construction in progress	94	90
Accumulated depreciation	(2,616)	(2,750)
Property, plant and equipment, net	$1,215	$1,262
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
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Medtronic, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Medtronic, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both June 26, 2015 and September 26, 2014, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities on the Company's Consolidated Balance Sheets as of both June 26, 2015 and September 26, 2014, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of the Company's warranty accrual from September 26, 2014 to June 26, 2015 were as follows ($ million):

Balance as of September 26, 2014	$28
Warranties issued	14
Changes in estimates	1
Settlements	(11)
Currency translation	(1)
Balance as of June 26, 2015	$31
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$2,489	$—	$2,489
Cost of product sales	—	—	—	1,025	—	1,025
Cost of services	—	—	—	548	—	548
Selling, general and administrative expenses	1	—	—	624	—	625
Restructuring and asset impairment charges, net	—	—	—	38	—	38
Operating (loss) income	(1)	—	—	254	—	253
Interest income	—	—	—	4	—	4
Interest expense	—	—	(25)	(1)	—	(26)
Other income, net	—	—	1	5	—	6
Equity in net income of subsidiaries	145	165	166	—	(476)	—
Intercompany interest and fees	12	—	23	(35)	—	—
Income from continuing operations before income taxes	156	165	165	227	(476)	237
Income tax expense	—	—	—	(49)	—	(49)
Income from continuing operations	156	165	165	178	(476)	188
Loss from discontinued operations, net of income taxes	—	—	—	(32)	—	(32)
Net income	156	165	165	146	(476)	156
Net income attributable to Tyco ordinary shareholders	$156	$165	$165	$146	$(476)	$156

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$156	$165	$165	$146	$(476)	$156
Other comprehensive (loss) income, net of tax
Foreign currency translation	28	—	(12)	40	(28)	28
Defined benefit and post retirement plans	4	—	—	4	(4)	4
Unrealized gain on marketable securities and derivative instruments	(4)	—	—	(4)	4	(4)
Total other comprehensive loss, net of tax	28	—	(12)	40	(28)	28
Comprehensive income	184	165	153	186	(504)	184
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income attributable to Tyco ordinary shareholders	$184	$165	$153	$186	$(504)	$184

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$2,660	$—	$2,660
Cost of product sales	—	—	1,104	—	1,104
Cost of services	—	—	571	—	571
Selling, general and administrative expenses	5	1	665	—	671
Separation costs	—	—	—	—	—
Restructuring and asset impairment charges, net	—	—	17	—	17
Operating (loss) income	(5)	(1)	303	—	297
Interest income	—	—	4	—	4
Interest expense	—	(23)	(1)	—	(24)
Other (expense) income, net	(1)	—	1	—	—
Equity in net income of subsidiaries	1,468	1,479	—	(2,947)	—
Intercompany interest and fees	(13)	14	(1)	—	—
Income from continuing operations before income taxes	1,449	1,469	306	(2,947)	277
Income tax benefit (expense)	1	(1)	(55)	—	(55)
Equity income in earnings of unconsolidated subsidiaries	—	—	215	—	215
Income from continuing operations	1,450	1,468	466	(2,947)	437
Income from discontinued operations, net of income taxes	—	—	1,015	—	1,015
Net income	1,450	1,468	1,481	(2,947)	1,452
Less: noncontrolling interest in subsidiaries net income	—	—	2	—	2
Net income attributable to Tyco ordinary shareholders	$1,450	$1,468	$1,479	$(2,947)	$1,450

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$1,450	$1,468	$1,481	$(2,947)	$1,452
Other comprehensive income, net of tax
Foreign currency translation	28	—	28	(28)	28
Defined benefit and post retirement plans	9	—	9	(9)	9
Total other comprehensive income, net of tax	37	—	37	(37)	37
Comprehensive income	1,487	1,468	1,518	(2,984)	1,489
Less: comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Tyco ordinary shareholders	$1,487	$1,468	$1,516	$(2,984)	$1,487

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$7,397	$—	$7,397
Cost of product sales	—	—	—	3,046	—	3,046
Cost of services	—	—	—	1,645	—	1,645
Selling, general and administrative expenses	6	—	1	1,918	—	1,925
Restructuring and asset impairment charges, net	—	—	—	108	—	108
Operating (loss) income	(6)	—	(1)	680	—	673
Interest income	—	—	—	11	—	11
Interest expense	—	—	(73)	(2)	—	(75)
Other income, net	—	—	3	6	—	9
Equity in net income of subsidiaries	440	456	453	—	(1,349)	—
Intercompany interest and fees	51	—	74	(125)	—	—
Income from continuing operations before income taxes	485	456	456	570	(1,349)	618
Income tax expense	—	—	—	(86)	—	(86)
Income from continuing operations	485	456	456	484	(1,349)	532
Loss from discontinued operations, net of income taxes	—	—	—	(50)	—	(50)
Net income	485	456	456	434	(1,349)	482
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(3)	—	(3)
Net income attributable to Tyco ordinary shareholders	$485	$456	$456	$437	$(1,349)	$485

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$485	$456	$456	$434	$(1,349)	$482
Other comprehensive (loss) income, net of tax
Foreign currency translation	(346)	—	3	(349)	346	(346)
Defined benefit and post retirement plans	13	—	—	13	(13)	13
Unrealized gain on marketable securities and derivative instruments	(4)	—	—	(4)	4	(4)
Total other comprehensive (loss) income, net of tax	(337)	—	3	(340)	337	(337)
Comprehensive income	148	456	459	94	(1,012)	145
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Comprehensive income attributable to Tyco ordinary shareholders	$148	$456	$459	$97	$(1,012)	$148

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$7,629	$—	$7,629
Cost of product sales	—	—	3,105	—	3,105
Cost of services	—	—	1,721	—	1,721
Selling, general and administrative expenses	(8)	3	1,881	—	1,876
Separation costs	—	—	1	—	1
Restructuring and asset impairment charges, net	—	—	27	—	27
Operating income (loss)	8	(3)	894	—	899
Interest income	—	—	10	—	10
Interest expense	—	(71)	(2)	—	(73)
Other (expense) income, net	(4)	—	2	—	(2)
Equity in net income of subsidiaries	1,935	1,990	—	(3,925)	—
Intercompany interest and fees	(11)	31	(20)	—	—
Income from continuing operations before income taxes	1,928	1,947	884	(3,925)	834
Income tax benefit (expense)	1	(1)	(164)	—	(164)
Equity income in earnings of unconsolidated subsidiaries	—	—	206	—	206
Income from continuing operations	1,929	1,946	926	(3,925)	876
Income from discontinued operations, net of income taxes	(2)	—	1,057	—	1,055
Net income	1,927	1,946	1,983	(3,925)	1,931
Less: noncontrolling interest in subsidiaries net income	—	—	4	—	4
Net income attributable to Tyco ordinary shareholders	$1,927	$1,946	$1,979	$(3,925)	$1,927

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$1,927	$1,946	$1,983	$(3,925)	$1,931
Other comprehensive (loss) income, net of tax
Foreign currency translation	(24)	—	(24)	24	(24)
Defined benefit and post retirement plans	16	—	16	(16)	16
Total other comprehensive loss, net of tax	(8)	—	(8)	8	(8)
Comprehensive income	1,919	1,946	1,975	(3,917)	1,923
Less: comprehensive income attributable to noncontrolling interests	—	—	4	—	4
Comprehensive income attributable to Tyco ordinary shareholders	$1,919	$1,946	$1,971	$(3,917)	$1,919

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$531	$—	$531
Accounts receivable, net	—	—	—	1,775	—	1,775
Inventories	—	—	—	690	—	690
Intercompany receivables	17	—	348	7,430	(7,795)	—
Prepaid expenses and other current assets	1	—	72	747	—	820
Deferred income taxes	—	—	—	304	—	304
Assets held for sale	—	—	—	13	—	13
Total current assets	18	—	420	11,490	(7,795)	4,133
Property, plant and equipment, net	—	—	—	1,215	—	1,215
Goodwill	—	—	—	4,291	—	4,291
Intangible assets, net	—	—	—	890	—	890
Investment in subsidiaries	11,033	11,275	16,040	—	(38,348)	—
Intercompany loans receivable	—	—	2,947	5,062	(8,009)	—
Other assets	1	—	32	1,158	—	1,191
Total Assets	$11,052	$11,275	$19,439	$24,106	$(54,152)	$11,720
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$258	$19	$—	$277
Accounts payable	1	—	—	743	—	744
Accrued and other current liabilities	88	—	79	1,829	—	1,996
Deferred revenue	—	—	—	403	—	403
Intercompany payables	3,508	—	3,928	359	(7,795)	—
Liabilities held for sale	—	—	—	6	—	6
Total current liabilities	3,597	—	4,265	3,359	(7,795)	3,426
Long-term debt	—	—	1,742	2	—	1,744
Intercompany loans payable	3,151	—	1,911	2,947	(8,009)	—
Deferred revenue	—	—	—	313	—	313
Other liabilities	—	—	246	1,652	—	1,898
Total Liabilities	6,748	—	8,164	8,273	(15,804)	7,381
Redeemable noncontrolling interest	—	—	—	—	—	—
Tyco Shareholders' Equity:
Ordinary shares	4	—	—	—	—	4
Other shareholders' equity	4,300	11,275	11,275	15,798	(38,348)	4,300
Total Tyco Shareholders' Equity	4,304	11,275	11,275	15,798	(38,348)	4,304
Nonredeemable noncontrolling interest	—	—	—	35	—	35
Total Equity	4,304	11,275	11,275	15,833	(38,348)	4,339
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$11,052	$11,275	$19,439	$24,106	$(54,152)	$11,720

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$892	$—	$892
Accounts receivable, net	—	—	1,734	—	1,734
Inventories	—	—	625	—	625
Intercompany receivables	18	245	8,102	(8,365)	—
Prepaid expenses and other current assets	7	62	982	—	1,051
Deferred income taxes	—	—	304	—	304
Assets held for sale	—	—	180	—	180
Total current assets	25	307	12,819	(8,365)	4,786
Property, plant and equipment, net	—	—	1,262	—	1,262
Goodwill	—	—	4,122	—	4,122
Intangible assets, net	—	—	712	—	712
Investment in subsidiaries	12,738	16,207	—	(28,945)	—
Intercompany loans receivable	—	3,693	5,346	(9,039)	—
Other assets	26	4	897	—	927
Total Assets	$12,789	$20,211	$25,158	$(46,349)	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	1	—	824	—	825
Accrued and other current liabilities	191	23	1,900	—	2,114
Deferred revenue	—	—	400	—	400
Intercompany payables	3,517	4,593	255	(8,365)	—
Liabilities held for sale	—	—	118	—	118
Total current liabilities	3,709	4,616	3,517	(8,365)	3,477
Long-term debt	—	1,441	2	—	1,443
Intercompany loans payable	4,180	1,888	2,971	(9,039)	—
Deferred revenue	—	—	335	—	335
Other liabilities	253	—	1,618	—	1,871
Total Liabilities	8,142	7,945	8,443	(17,404)	7,126
Redeemable noncontrolling interest	—	—	13	—	13
Tyco Shareholders' Equity:
Ordinary shares	208	—	—	—	208
Ordinary shares held in treasury	—	—	(2,515)	—	(2,515)
Other shareholders' equity	4,439	12,266	19,194	(28,945)	6,954
Total Tyco Shareholders' Equity	4,647	12,266	16,679	(28,945)	4,647
Nonredeemable noncontrolling interest	—	—	23	—	23
Total Equity	4,647	12,266	16,702	(28,945)	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,789	$20,211	$25,158	$(46,349)	$11,809

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$94	$—	$(525)	$942	$—	$511
Net cash used in discontinued operating activities	—	—	—	(1)	—	(1)
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(183)	—	(183)
Proceeds from disposal of assets	—	—	—	4	—	4
Acquisition of businesses, net of cash acquired	—	—	—	(525)	—	(525)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	—	(13)	—	(13)
Divestiture of businesses, net of cash divested	—	—	—	(1)	—	(1)
Net increase in intercompany loans	—	—	(41)	—	41	—
Sales and maturities of investments	—	—	4	279	—	283
Purchases of investments	—	—	(1)	(289)	—	(290)
Increase in restricted cash	—	—	—	(27)	—	(27)
Net cash used in investing activities	—	—	(38)	(755)	41	(752)
Net cash used in discontinued investing activities	—	—	—	(37)	—	(37)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	—	258	—	—	258
Repayment of short-term debt	—	—	(258)	(1)	—	(259)
Proceeds from issuance of long-term debt	—	—	567	3	—	570
Proceeds from exercise of share options	63	—	—	7	—	70
Dividends paid	(237)	—	—	—	—	(237)
Repurchase of ordinary shares by treasury	—	—	—	(417)	—	(417)
Net intercompany loan borrowings	83	—	—	(42)	(41)	—
Transfer to discontinued operations	—	—	—	(38)	—	(38)
Payment of contingent consideration	—	—	—	(23)	—	(23)
Other	(3)	—	(4)	(19)	—	(26)
Net cash (used in) provided by financing activities	(94)	—	563	(530)	(41)	(102)
Net cash provided by discontinued financing activities	—	—	—	38	—	38
Effect of currency translation on cash	—	—	—	(18)	—	(18)
Net decrease in cash and cash equivalents	—	—	—	(361)	—	(361)
Cash and cash equivalents at beginning of period	—	—	—	892	—	892
Cash and cash equivalents at end of period	$—	$—	$—	$531	$—	$531

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 27, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(184)	$455	$247	$—	$518
Net cash provided by discontinued operating activities	—	—	102	—	102
Cash Flows From Investing Activities:
Capital expenditures	—	—	(210)	—	(210)
Proceeds from disposal of assets	—	—	7	—	7
Acquisition of businesses, net of cash acquired	—	—	(63)	—	(63)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(20)	—	(20)
Net increase in intercompany loans	—	(446)	—	446	—
Increase in investment in subsidiaries	(4)	(9)	4	9	—
Sales and maturities of investments	—	—	283	—	283
Purchases of investments	—	—	(332)	—	(332)
Sale of equity investment	—	—	250	—	250
Decrease in restricted cash	—	—	1	—	1
Other	—	—	1	—	1
Net cash used in investing activities	(4)	(455)	(79)	455	(83)
Net cash provided by discontinued investing activities	—	—	1,789	—	1,789
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	830	—	—	830
Repayment of short-term debt	—	(830)	(1)	—	(831)
Proceeds from exercise of share options	—	—	79	—	79
Dividends paid	(231)	—	—	—	(231)
Repurchase of ordinary shares by treasury	—	—	(806)	—	(806)
Net intercompany loan borrowings	419	—	27	(446)	—
Increase in equity from parent	—	—	9	(9)	—
Transfer from discontinued operations	—	—	1,891	—	1,891
Other	—	—	(10)	—	(10)
Net cash provided by financing activities	188	—	1,189	(455)	922
Net cash used in discontinued financing activities	—	—	(1,891)	—	(1,891)
Effect of currency translation on cash	—	—	(8)	—	(8)
Net decrease in cash and cash equivalents	—	—	1,349	—	1,349
Cash and cash equivalents at beginning of period	—	—	563	—	563
Cash and cash equivalents at end of period	$—	$—	$1,912	$—	$1,912
20.    Subsequent Events
On July 20, 2015, the Company acquired FootFall, a global retail intelligence company, from Experian, plc, for approximately $60 million. FootFall provides retailers and retail property owners with technology, services and analytic solutions related to customer traffic in their stores, and has operations in Europe, Asia Pacific and North America. FootFall will be integrated with the NA Installation & Services and ROW Installation & Services segments.

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
References to 2015 and 2014 are to Tyco's fiscal quarters ending June 26, 2015 and June 27, 2014, respectively, unless otherwise indicated. The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015 and 2014 are both 52-week years.
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
Certain prior period amounts have been reclassified to conform with current period presentation. During the quarter ended June 26, 2015, the Company sold three businesses in the Rest of World ("ROW") Installation & Services segment. The assets and liabilities related to these businesses were classified as held for sale of as September 26, 2014, and the results of operations of two of these businesses are included in discontinued operations for all periods presented, as the criteria to be presented as a discontinued operation were not satisfied for the third business. The Company expects to complete the sale of another of its ROW Installation & Services businesses during the first half of fiscal 2016. The assets and liabilities of this business are classified as held for sale, and its results of operations are presented as discontinued operations for all periods presented. See Note 3 to our unaudited Consolidated Financial Statements.

Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of approximately 900 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our net revenue by geographic area for the nine months ended June 26, 2015.
Nine Months Ended June 26, 2015
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
Because we are a global business, with approximately 50% of our revenue generated outside the United States, and because our financial statements are prepared in U.S. Dollars, our results of operations are impacted by changes in foreign currency exchange rates. In recent months, the U.S. Dollar has remained strong against the currencies of most of the significant non-U.S. jurisdictions where we operate. The most significant drop has been in the Euro, which decreased to a recent low of approximately EUR 1.05 per 1.00 U.S. Dollar from approximately EUR 1.26 at the beginning of our fiscal year. The significant strengthening of the U.S. Dollar has negatively impacted our revenue and operating income during the first nine months of fiscal 2015 and is expected to continue to do so during the remainder of fiscal 2015. In addition, the Company sells its products and services into the petrochemical, oil and gas market. Revenue from this market vertical is spread across each of the Company’s segments, with the most significant exposure in the United Kingdom in the ROW Installation & Services segment and in the Fire Protection Products business in the Global Products segment. As a result of recent declines in oil prices, this market vertical has seen significant changes in spending patterns, in particular with respect to capital expenditures. Based on activity in the second and third fiscal quarters, the Company expects the revenue tied to this market vertical to be negatively impacted during the fiscal year.
Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net revenue	$2,489	$2,660	$7,397	$7,629
Net revenue decline	(6.4)%	N/A	(3.0)%	N/A
Organic revenue (decline) growth	(1.1)%	N/A	1.2%	N/A
Operating income	$253	$297	$673	$899
Operating margin	10.2%	11.2%	9.1%	11.8%
Interest income	$4	$4	$11	$10
Interest expense	(26)	(24)	(75)	(73)
Other income (expense), net	6	—	9	(2)
Income tax expense	(49)	(55)	(86)	(164)
Equity income in earnings of unconsolidated subsidiaries	—	215	—	206
Income from continuing operations attributable to Tyco ordinary shareholders	188	435	535	872
Net Revenue
Net revenue for the quarter ended June 26, 2015 decreased by $171 million, or 6.4%, to $2,489 million as compared to net revenue of $2,660 million for the quarter ended June 27, 2014. Changes in foreign currency exchange rates had an unfavorable impact of $183 million, or 6.9%, on net revenue, primarily in our ROW Installation & Services segment, and to a lesser extent, in our Global Products segment. On an organic basis, net revenue declined by $30 million, or 1.1%, year over year, primarily as a result of declines in our Global Products and ROW Installation & Services segments, partially offset by revenue growth in our NA Installation & Services segment. Net revenue was favorably impacted by acquisitions that contributed $63 million, or 2.4%, primarily within our Global Products and ROW Installation & Services segment.
Net revenue for the nine months ended June 26, 2015 decreased by $232 million, or 3.0%, to $7,397 million as compared to net revenue of $7,629 million for the nine months ended June 27, 2014. Changes in foreign currency exchange rates had an unfavorable impact of $421 million, or 5.5%, on net revenue, primarily in our ROW Installation & Services segment, and to a lesser extent, in our Global Products and NA Installation & Services segments. Net revenue was also unfavorably impacted by divestitures of $34 million, or 0.4%, in our ROW Installation & Services segment, but was partially offset by the favorable impact of acquisitions, which contributed $133 million, or 1.7%, within our ROW Installation & Services and Global Products segments. On an organic basis, net revenue grew by $90 million, or 1.2%, year over year, primarily as a result of revenue growth in our Global Products segment.
Cost of Revenue
The significant components of cost of product sales include material costs, labor and overhead costs, product shipping and warehousing costs. The significant components of cost of services include labor and employee related costs, depreciation expense, costs associated with our equipment and fleet of vehicles, telecommunication costs and material costs. The significant components of SG&A include compensation and compensation related costs, facility and maintenance expenses and professional fees.
Operating Income
Operating income for the quarter ended June 26, 2015 decreased by $44 million, or 14.8%, to $253 million, as compared to operating income of $297 million for the quarter ended June 27, 2014. This decline is primarily due to a $35 million increase in restructuring and repositioning charges as compared to the prior year period. In addition, changes in foreign currency exchange rates had an unfavorable impact on operating income of $10 million. These items were offset by benefits from sourcing, productivity and restructuring activities as well as an $11 million decrease in separation costs.
Operating income for the nine months ended June 26, 2015 decreased by $226 million, or 25.1%, to $673 million, as compared to operating income of $899 million for the nine months ended June 27, 2014. This decline is primarily due to a reversal of a compensation reserve of $92 million for the settlement of legacy litigation with former management, a non-recurring $21 million insurance recovery, and a gain of $16 million related to a legal settlement with CIT Group in the comparable period. Operating income was also unfavorably impacted by a $114 million increase in restructuring and repositioning charges, as well as a $21 million increase in loss on divestitures. In addition, changes in foreign currency exchange rates had an unfavorable impact on operating income of $34 million. These items were offset by benefits from sourcing, productivity and cost-containment initiatives, and restructuring activities as well as a $40 million decrease in separation costs.
Key items impacting operating income for the quarters and nine months ended June 26, 2015 and June 27, 2014, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Legacy legal gains	$(2)	$(4)	$(8)	$(96)
CIT settlement gain	—	—	—	(16)
Separation costs	—	11	2	42
Loss on sale of investment	—	—	—	7
Restructuring and repositioning charges, net	65	30	169	55
(Gain) loss on divestitures	(4)	—	19	(2)
China insurance recovery	—	—	—	(21)
Asbestos related charges (gains)	1	(6)	7	(5)
Impact of foreign currency	10	2	34	11
We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, we initiated certain global actions designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. The Company expects to incur approximately $225 million of restructuring and repositioning charges in fiscal 2015. See Note 4 to our unaudited Consolidated Financial Statements.

Interest Income and Expense
Interest income was $4 million for both quarters ended June 26, 2015 and June 27, 2014. Interest income was $11 million and $10 million for the nine months ended June 26, 2015 and June 27, 2014, respectively.
Interest expense was $26 million and $24 million for the quarters ended June 26, 2015 and June 27, 2014, respectively. Interest expense was $75 million and $73 million for the nine months ended June 26, 2015 and June 27, 2014, respectively.
Other Income (Expense), net
Other income of $6 million for the quarter ended June 26, 2015 was primarily comprised of a $5 million gain related to the sale of assets, as well as an unrealized gain on trading securities. Other income was nil for the quarter ended June 27, 2014.
Other income of $9 million for the nine months ended June 26, 2015 was primarily comprised of a $5 million gain related to the sale of assets, as well as an unrealized gain on trading securities, partially offset by a net loss related to the 2012 Tax Sharing Agreement. Other expense of $2 million for the nine months ended June 27, 2014 primarily related to a net loss on the 2012 Tax Sharing Agreement activity.
Effective Income Tax Rate
Our effective income tax rate was 20.7% and 19.9% during the quarters ended June 26, 2015 and June 27, 2014, respectively. The current period rate represents the Company's geographic mix of income and non-recurring tax charges.
Our effective income tax rate was 13.9% and 19.7% during the nine months ended June 26, 2015 and June 27, 2014, respectively. The decrease in our effective tax rate in the current period was primarily due to a decrease in valuation allowances on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized resulting from the impact of restructuring actions and tax law changes in a non-U.S. jurisdiction. In addition, income from a non-recurring reversal of a compensation reserve established in respect of legacy litigation with former management generated increased tax expense during the prior period.
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
Equity Gain in Earnings of Unconsolidated Subsidiaries
Equity gain in earnings of unconsolidated subsidiaries of $215 million and $206 million for the quarter and nine months ended June 27, 2014, respectively, reflects our share of Atkore International Group Inc.'s ("Atkore") net gain or loss, which was accounted for under the equity method of accounting. On April 9, 2014, Atkore redeemed all of our common equity stake in Atkore.

Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarters and nine months ended June 26, 2015 and June 27, 2014, respectively.
The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Installation & Services
Financial information for NA Installation & Services for the quarters and nine months ended June 26, 2015 and June 27, 2014 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net revenue	$972	$968	$2,867	$2,864
Net revenue growth	0.4%	N/A	0.1%	N/A
Organic revenue growth	1.3%	N/A	0.9%	N/A
Operating income	$160	$117	$384	$333
Operating margin	16.5%	12.1%	13.4%	11.6%

Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2015 Compared to Third Quarter Fiscal 2014	Year to Date Fiscal 2015 Compared to Year to Date Fiscal 2014
Organic revenue growth	$13	$27
Acquisitions	3	9
Impact of foreign currency	(12)	(33)
Total change	$4	$3
Net revenue increased $4 million, or 0.4%, to $972 million for the quarter ended June 26, 2015 as compared to $968 million for the quarter ended June 27, 2014. On an organic basis, net revenue grew by 1.3% from the comparable quarter, with growth in installation revenue, while service revenue remained unchanged. Net revenue was also favorably impacted by $3 million, or 0.3%, due to several small acquisitions made during the first six months of fiscal 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $12 million, or 1.2%.
Net revenue increased $3 million, or 0.1%, to $2,867 million for the nine months ended June 26, 2015 as compared to $2,864 million for the nine months ended June 27, 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $33 million, or 1.2%. On an organic basis, net revenue grew by 0.9% from the comparable period, as service revenue increased and installation revenue was flat. Net revenue was favorably impacted by $9 million, or 0.3%, due to the acquisition of Westfire in the first quarter of fiscal 2014 and several small acquisitions made during the first six months of fiscal 2015.
Operating Income
Operating income for the quarter ended June 26, 2015 increased $43 million, or 36.8%, to $160 million, as compared to operating income of $117 million for the quarter ended June 27, 2014. This increase was primarily due to an $11 million decline in separation costs, a decline of $9 million in restructuring and repositioning activities, and cost-containment initiatives during the quarter. Operating income for the quarter also benefited from previous productivity and restructuring actions.
Operating income for the nine months ended June 26, 2015 increased $51 million, or 15.3%, to $384 million, as compared to operating income of $333 million for the nine months ended June 27, 2014. The benefits of previous productivity and restructuring actions and a $38 million decline in separation costs was partially offset by an increase of $20 million in restructuring and repositioning activities.
Key items impacting operating income for the quarters and nine months ended June 26, 2015 and June 27, 2014, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Separation costs	$—	$11	$2	$40
Restructuring and repositioning (gains) charges, net	(3)	6	27	7

ROW Installation & Services
Financial information for ROW Installation & Services for the quarters and nine months ended June 26, 2015 and June 27, 2014 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net revenue	$842	$999	$2,605	$2,902
Net revenue decline	(15.7)%	N/A	(10.2)%	N/A
Organic revenue decline	(2.1)%	N/A	(0.6)%	N/A
Operating income	$57	$102	$187	$310
Operating margin	6.8%	10.2%	7.2%	10.7%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2015 Compared to Third Quarter Fiscal 2014	Year to Date Fiscal 2015 Compared to Year to Date Fiscal 2014
Organic revenue decline	$(21)	$(18)
Acquisitions	11	44
Divestitures	(21)	(34)
Impact of foreign currency	(126)	(289)
Total change	$(157)	$(297)
Net revenue decreased $157 million, or 15.7%, to $842 million for the quarter ended June 26, 2015 as compared to $999 million for the quarter ended June 27, 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $126 million, or 12.6%. On an organic basis, net revenue declined by $21 million, or 2.1%, primarily in the United Kingdom and the Pacific region as a result of pressure within the oil and gas and mining industries. These declines were partially offset by growth in our growth markets and to a lesser extent, Continental Europe. Net revenue was favorably impacted by $11 million, or 1.1%, due to acquisitions within growth markets, Continental Europe and the United Kingdom.
Net revenue decreased $297 million, or 10.2%, to $2,605 million for the nine months ended June 26, 2015 as compared to $2,902 million for the nine months ended June 27, 2014. Changes in foreign currency exchange rates unfavorably impacted net revenue by $289 million, or 10.0%. Net revenue was also unfavorably impacted by $34 million, or 1.2%, due to the divestiture of our Armourguard business in New Zealand and fire and security business in Fiji in the first quarter of fiscal 2014. On an organic basis, revenue decreased by $18 million, or 0.6%, as declines in the United Kingdom and our Pacific region, due to pressure within the oil and gas and mining industries, were partially offset by growth in growth markets and to a lesser extent, Continental Europe. Net revenue was favorably impacted by $44 million, or 1.5%, primarily due to acquisitions within growth markets, Continental Europe, and the United Kingdom.
Operating Income
Operating income for the quarter ended June 26, 2015 decreased $45 million, or 44.1%, to $57 million as compared to operating income of $102 million for the quarter ended June 27, 2014. Operating income was unfavorably impacted by a $29 million increase in restructuring and repositioning charges, and a slightly lower mix of high-margin service revenue offset by the benefits of cost-containment initiatives and previous productivity and restructuring actions.
Operating income for the nine months ended June 26, 2015 decreased $123 million, or 39.7%, to $187 million as compared to operating income of $310 million for the nine months ended June 27, 2014. Operating income was unfavorably impacted by a $51 million increase in restructuring and repositioning charges during the nine months ended June 26, 2015, a $17 million increase in loss on divestitures, and a slightly lower mix of high-margin service revenue. Operating income for the nine months ended June 26, 2015 was also unfavorably impacted by $20 million related to changes in foreign currency exchange rates and a non-recurring $21 million insurance recovery recorded in the prior comparable period. These unfavorable impacts were offset by the benefits of cost-containment initiatives and previous productivity and restructuring actions.

Key items impacting operating income for the quarters and nine months ended June 26, 2015 and June 27, 2014, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Loss on sale of investment	$—	$—	$—	$7
Restructuring and repositioning charges, net	40	11	66	15
(Gain) loss on divestitures	(5)	—	18	1
China insurance recovery	—	—	—	(21)
Impact of foreign currency	5	2	20	9
Global Products
Financial information for Global Products for the quarters and nine months ended June 26, 2015 and June 27, 2014 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net revenue	$675	$693	$1,925	$1,863
Net revenue (decline) growth	(2.6)%	N/A	3.3%	N/A
Organic revenue (decline) growth	(3.2)%	N/A	4.3%	N/A
Operating income	$108	$136	$316	$329
Operating margin	16.0%	19.6%	16.4%	17.7%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2015 Compared to Third Quarter Fiscal 2014	Year to Date Fiscal 2015 Compared to Year to Date Fiscal 2014
Organic revenue (decline) growth	$(22)	$81
Acquisitions	49	80
Impact of foreign currency	(45)	(99)
Total change	$(18)	$62
Net revenue decreased $18 million, or 2.6%, to $675 million for the quarter ended June 26, 2015 as compared to $693 million for the quarter ended June 27, 2014. On an organic basis, net revenue declined by $22 million, or 3.2%, primarily driven by our fire products and life safety businesses, partially offset by growth in our security products business. Net revenue was favorably impacted by $49 million, or 7.1%, from acquisitions during the quarter ended June 26, 2015. Net revenue was unfavorably impacted by changes in foreign currency exchange rates of $45 million, or 6.5% as well as increased Scott Air-Pak shipments during the comparable quarter in the prior year.
Net revenue increased $62 million, or 3.3%, to $1,925 million for the nine months ended June 26, 2015 as compared to $1,863 million for the nine months ended June 27, 2014. On an organic basis, net revenue growth of $81 million, or 4.3%, was driven by growth in our security products and life safety businesses, while our fire products business was roughly flat. Acquisitions favorably impacted net revenue by $80 million, or 4.3%. Changes in foreign currency exchange rates unfavorably impacted net revenue by $99 million, or 5.3%.
Operating Income
Operating income for the quarter ended June 26, 2015 decreased by $28 million, or 20.6% to $108 million, as compared to operating income of $136 million for the quarter ended June 27, 2014. Operating income was unfavorably impacted by the decline in net revenue and additional investments in research and development for the quarter ended June 26, 2015. These impacts were partially offset by the benefit of cost-containment initiatives and prior productivity and restructuring actions.

Operating income for the nine months ended June 26, 2015 decreased by $13 million, or 4.0% to $316 million, as compared to operating income of $329 million for the nine months ended June 27, 2014. The decrease was primarily due to an unfavorable impact of foreign currency exchange rates of $11 million, a $7 million increase in restructuring and repositioning charges, and additional investments in research and development. These were partially offset by increases due to net revenue growth for the nine months ended June 26, 2015, as well as the benefit of cost-containment initiatives and prior productivity and restructuring actions.
Key items impacting operating income for the quarters and nine months ended June 26, 2015 and June 27, 2014, respectively, are as follows:

	For the Quarter Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Restructuring and repositioning charges, net	$5	$3	$16	$9
Impact of foreign currency	4	(1)	11	(1)
Corporate and Other
Corporate expense was $72 million for the quarter ended June 26, 2015 compared to $58 million for the quarter ended June 27, 2014. The increase in expense was primarily due to a $13 million increase in restructuring and repositioning charges compared to the quarter ended June 27, 2014 as well as a $7 million unfavorable change in asbestos related charges as a result of gains recorded in the prior comparable quarter for insurance recoveries.
Corporate expense was $214 million for the nine months ended June 26, 2015 compared to $73 million for the nine months ended June 27, 2014. The increase in expense was primarily due to the reversal of a compensation reserve of $92 million for the settlement of legacy litigation with former management, and a gain of $16 million related to a legal settlement with CIT Group, for the nine months ended June 27, 2014. In addition, restructuring and repositioning charges increased by $36 million compared to the nine months ended June 27, 2014 as well as a $12 million unfavorable change in asbestos related charges as a result of gains recorded in the prior comparable period for insurance recoveries.
Key items included in corporate expense for the quarters and nine months ended June 26, 2015 and June 27, 2014, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Legacy legal gains	$(2)	$(4)	$(9)	$(96)
CIT settlement gain	—	—	—	(16)
Restructuring and repositioning charges, net	23	10	60	24
Asbestos related charges (gains)	1	(6)	7	(5)
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
The primary source of funds to finance our operations and capital expenditures is cash generated by operations. In addition, we maintain a commercial paper program, have access to a $1 billion committed revolving credit facility, and have access to equity and debt capital from public and private sources. We continue to balance our operating, investing, and financing uses of cash through investments and acquisitions in our core businesses, dividends, and share repurchases. In addition, we believe our available cash, amounts available under our credit facility, commercial paper program and cash provided by operating activities will be adequate to cover our operational, capital and other business needs in the foreseeable future. To the extent it is necessary for us to finance our cash needs through the issuance of commercial paper, by accessing our committed revolving credit facility, or through other public or private sources, our cost of funding may increase depending on market conditions at the time of such borrowing.
As of June 26, 2015 and September 26, 2014, our cash and cash and cash equivalents, total debt, available amounts under committed credit facilities, and Tyco shareholders’ equity were as follows:

	As of		Credit Availability as of
($ in millions)	June 26, 2015	September 26, 2014	June 26, 2015
Cash and cash equivalents	$531	$892	$—
Total debt (excluding revolving credit facility)	2,021	1,463	—
Revolving credit facility	—	—	1,000
Total Tyco shareholders' equity	4,304	4,647	—
Total debt as a % of total capital (1)	32.0%	23.9%	NA
(1) Total capital represents the aggregate amount of total debt and total Tyco Shareholders' equity which was $6,325 million and $6,110 million as of June 26, 2015 and September 26, 2014, respectively.
Significant uses of capital that are expected in the near- to mid-term include expenditures for (i) capital expenditures and dealer investments in annual amounts expected to approximate 3% to 3.5% of total revenues, (ii) the funding of a Yarway asbestos trust in the amount of approximately $325 million during the fourth quarter of fiscal 2015 (see Note 11 to our unaudited Consolidated Financial Statements), (iii) the funding of potential tax liabilities or settlements (see Notes 6 and 11 to our unaudited Consolidated Financial Statements), including with respect to the divestiture of our ADT South Korea business, with respect to which the amounts and timing are uncertain, (iv) repayment of $258 million in principal amount of 3.375% public notes due in October 2015, and (v) dividend payments in an annual amount of approximately $345 million as of March 27, 2015, $86 million of which had been paid as of June 26, 2015. The Company intends to fund these capital uses through a combination of available cash, cash generated from operations, borrowing in the commercial paper market or under its revolving credit facility, and borrowing in public or private markets for debt securities. In addition, the Company intends, in its discretion, to pursue strategically important acquisitions, may repurchase its shares from time to time and may engage in other capital market activities (such as refinancing of outstanding debt), in each case depending on a number of factors, including the Company’s strategic priorities, its financial condition and results of operations, the capital requirements of the Company’s businesses, industry and capital markets factors and other relevant factors.
Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the nine months ended June 26, 2015 and June 27, 2014 are summarized below:

	For the Nine Months Ended
($ in millions)	June 26, 2015	June 27, 2014
Net cash provided by operating activities	$511	$518
Net cash used in investing activities	(752)	(83)
Net cash (used in) provided by financing activities	(102)	922

On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a structure dedicated to resolving certain historic Grinnell asbestos liabilities. Pursuant to this transaction, a subsidiary of the Company acquired certain assets of Grinnell and transferred cash and other assets totaling approximately $278 million to the structure.  The cash and assets transferred to the structure have been designated as restricted by the Company. In addition, on the effective date of Yarway’s Chapter 11 plan of reorganization, which is anticipated to occur in the fourth fiscal quarter of 2015, the Company expects to contribute approximately $325 million to an asbestos settlement trust that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code.  See Note 11 to our unaudited Consolidated Financial Statements.
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, asbestos related liabilities, pension funding, income taxes and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $372 million in the nine months ended June 26, 2015. The significant changes in working capital included a $104 million increase in accounts receivable, a $78 million decrease in accounts payable, a $72 million increase in inventories, a $50 million decrease in accrued and other liabilities, and a $25 million increase in prepaid expenses and other current assets.
The net change in working capital decreased operating cash flow by $503 million in the nine months ended June 27, 2014. The significant changes in working capital included a $361 million decrease in accrued and other liabilities, a $50 million increase in contracts in progress, $41 million increase in accounts receivable and a $39 million increase in prepaid expenses.
During the nine months ended June 26, 2015 and June 27, 2014, we paid approximately $78 million and $57 million, respectively, in cash related to restructuring activities.
In connection with the 2012 Separation, we paid $2 million and $48 million in separation costs during the nine months ended June 26, 2015 and June 27, 2014, respectively.
During the nine months ended June 26, 2015 and June 27, 2014, we made net payments related to asbestos liabilities of $8 million and $3 million, respectively.
During the nine months ended June 26, 2015 and June 27, 2014, we made net payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $7 million and $60 million, respectively.
During the nine months ended June 27, 2014, Tyco made a net cash payment of $155 million to Medtronic under the terms of the 2007 Tax Sharing Agreement. The cash exchanged was a reimbursement between the parties for various payments made to the IRS for federal income taxes related to the audit of fiscal years 2005 through 2007. During the nine months ended June 26, 2015, we did not pay or receive cash under the terms of the Tax Sharing Agreements.
During the nine months ended June 27, 2014, Tyco settled a tax dispute with CIT Group, a former subsidiary. Under the terms of the settlement agreement, Tyco received $60 million, of which $25 million and $19 million was subsequently paid during fiscal 2014 to Medtronic and TE Connectivity, respectively, under the terms of the 2007 Tax Sharing Agreement.
During the nine months ended June 26, 2015 and June 27, 2014, we made required contributions of $9 million and $17 million, respectively, to our U.S. pension plans and $13 million and $20 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute at least the minimum required to our pension plans in 2015 of $13 million for our U.S. plans and $23 million for our non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $84 million and $74 million during the nine months ended June 26, 2015 and June 27, 2014, respectively.
Net interest paid related to continuing operations was $52 million and $53 million for the nine months ended June 26, 2015 and June 27, 2014, respectively.

Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures, acquisitions, proceeds derived from divestitures of businesses, assets and the purchase and sales and maturities of investments.
We made capital expenditures of $183 million and $210 million for the nine months ended June 26, 2015 and June 27, 2014, respectively. The level of capital expenditures in fiscal 2015 is expected to be in line with the spending levels in fiscal 2014.
During the nine months ended June 26, 2015, we paid cash for acquisitions included in continuing operations totaling $525 million, net of cash acquired of $26 million, which primarily related to acquisitions in our ROW Installation & Services and Global Products segments. During the nine months ended June 27, 2014, we paid cash for acquisitions included in continuing operations totaling $63 million, net of $1 million cash acquired, which related to acquisitions included in our NA Installation & Services and ROW Installation & Services segments.
We maintain captive insurance companies to manage certain of our insurable liabilities. The captive insurance companies held certain investment accounts for the purposes of providing collateral for our insurable liabilities. During fiscal 2014, the portfolio of investments was liquidated and we now provide letters of credit as collateral. During the nine months ended June 27, 2014, our captive insurance companies made net sales of approximately $283 million. See Note 10 to our unaudited Consolidated Financial Statements.
During the nine months ended June 27, 2014, we purchased investments of $332 million, which was primarily comprised of time deposits of $277 million. During the nine months ended June 26, 2015, our time deposits of $275 million matured, and we made purchases of $290 million of investments, primarily consisting of exchange traded equity and fixed income funds, which are classified as available-for-sale investments. These investments are classified as restricted, as the Company plans to use them to fund the Yarway Trust during the fourth quarter of fiscal 2015.
During the nine months ended June 26, 2015, our restricted cash increased by $27 million. This increase was primarily driven by an increase of $7 million related to the asbestos-related liabilities, $16 million of recoveries from Mr. Swartz and Mr. Kozlowski, and $4 million of restricted cash related to an acquisition.
During the nine months ended June 27, 2014, we generated $250 million in proceeds from the sale of our equity method investment in Atkore, as described in Note 3 to our unaudited Consolidated Financial Statements.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.
Proceeds from issuance of long-term debt primarily related to proceeds of $567 million from the issuance in February 2015 of €500 million aggregate principal amount of public notes due 2025. See Note 9 to our unaudited Consolidated Financial Statements.
As of June 26, 2015 and September 26, 2014, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1 billion as of June 26, 2015.
As of June 26, 2015 and September 26, 2014, there were no amounts drawn under the Company's revolving credit facility.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the nine months ended June 26, 2015, we repurchased approximately 10 million ordinary shares for approximately $417 million. During the nine months ended June 27, 2014, we repurchased approximately 20 million ordinary shares for approximately $806 million.
On March 4, 2015, the Board of Directors approved a quarterly dividend of $0.205 per share payable on May 20, 2015 to shareholders of record on April 24, 2015. On March 5, 2014, our shareholders approved a cash dividend of $0.72 per ordinary share payable to shareholders in four quarterly installments of $0.18 in May 2014, August 2014, November 2014 and February 2015. During the nine months ended June 26, 2015 and June 27, 2014, we paid cash dividends of approximately $237 million and $231 million, respectively.

Included in cash flows from financing activities for the nine months ended June 26, 2015 is payment of contingent consideration of $23 million related to the acquisition of a business during fiscal year 2014.
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
Backlog
We had a backlog of unfilled orders of $4,709 million and $4,857 million as of June 26, 2015 and September 26, 2014, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Installation & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Installation & Services	ROW Installation & Services	Global Products	Total
As of September 26, 2014
Backlog	$992	$997	$181	$2,170
Recurring revenue in force	1,243	1,140	—	2,383
Deferred revenue	266	38	—	304
Total Backlog	$2,501	$2,175	$181	$4,857
As of June 26, 2015
Backlog	$1,075	$824	$215	$2,114
Recurring revenue in force	1,228	1,087	—	2,315
Deferred revenue	244	36	—	280
Total Backlog	$2,547	$1,947	$215	$4,709
Backlog decreased $148 million, or 3.0%, to $4,709 million as of June 26, 2015 compared to $4,857 million as of September 26, 2014. Changes in foreign currency had an unfavorable impact of $210 million, or 4.3%, primarily in our ROW Installation & Services segment. In addition, a divestiture of a business in our ROW Installation & Services segment had an unfavorable impact of $104 million, or 2.1%. These impacts were partially offset by acquisitions primarily in our Global Products segment, which contributed $16 million, or 0.3%, to backlog.
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

In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax and other liabilities related to periods prior to disposition. We have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows. We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11 to the unaudited Consolidated Financial Statements.
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
Quarter Ended June 26, 2015

	Net Revenue for the Quarter Ended June 27, 2014	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2014 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Quarter Ended June 26, 2015
	($ in millions)
NA Installation & Services	$968	$—	$968	$(12)	$3	$13	1.3%	$972
ROW Installation & Services	999	(21)	978	(126)	11	(21)	(2.1)%	842
Global Products	693	—	693	(45)	49	(22)	(3.2)%	675
Total Net Revenue	$2,660	$(21)	$2,639	$(183)	$63	$(30)	(1.1)%	$2,489

(1)	Organic revenue growth percentage based on adjusted fiscal 2014 base revenue.

Nine Months Ended June 26, 2015

	Net Revenue for the Nine Months Ended June 27, 2014	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2014 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue(1)	Organic Growth Percentage	Net Revenue for the Nine Months Ended June 26, 2015
	($ in millions)
NA Installation & Services	$2,864	$—	$2,864	$(33)	$9	$27	0.9%	$2,867
ROW Installation & Services	2,902	(34)	2,868	(289)	44	(18)	(0.6)%	2,605
Global Products	1,863	—	1,863	(99)	80	81	4.3%	1,925
Total Net Revenue	$7,629	$(34)	$7,595	$(421)	$133	$90	1.2%	$7,397

(1)	Organic revenue growth percentage based on adjusted fiscal 2014 base revenue.

Forward-Looking Information
Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In many cases forward-looking statements are identified by words, and variations of words, such as “anticipate,” “estimate,” “believe,” “commit,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “positioned,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to future events, including sales, earnings, cash flows, operating and tax efficiencies, product line and technology expansion, backlog, the consummation and benefits of acquisitions and divestitures, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

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

•	the outcome of litigation, arbitrations and governmental proceedings;

•	effect of income tax audits, litigation, settlements and appeals;

•	our ability to repay or refinance our outstanding indebtedness as it matures;

•	our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	interest rate fluctuations and other changes in borrowing costs, or other consequences of volatility in the capital or credit markets;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	changes affecting customers or suppliers;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	our ability to achieve anticipated cost savings;

•	our ability to predict end-user demand for new or enhanced product or service offerings;

•	our ability to execute our portfolio refinement and acquisition strategies, including successfully integrating acquired operations;

•	potential impairment of our goodwill, intangibles and/or our long-lived assets;

•	our ability to realize the intended benefits of the 2012 Separation, including the integration of our commercial security and fire protection businesses;

•	other risks associated with the 2012 Separation, for example the risk that we may be liable for certain contingent liabilities of the spun-off entities if they were to become insolvent;

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2014 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the nine months ended June 26, 2015, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
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
Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended June 26, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Legacy Matters Related to Former Management
In recent years, the Company has settled several lawsuits involving disputes with former management. With respect to Dennis Kozlowski, the Company's former chief executive officer, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements. As a result, in the first quarter of fiscal 2014, the Company reversed a non-cash net liability of approximately $92 million which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the amounts allegedly due to him. Pursuant to the settlement agreement, Tyco will be entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain. During the quarter ended June 26, 2015, the Company received approximately $4 million in cash from the sale of property owned by Mr. Kozlowski, $2 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $2 million for the Company, which was recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The cash received has been classified as restricted.
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
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 26, 2015, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $29 million to $72 million. As of June 26, 2015, Tyco concluded that the best estimate within this range is approximately $33 million, of which $15 million is included in Accrued and other current liabilities and $18 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of June 26, 2015, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $20 million to $47 million. The Company's best estimate within that range is approximately $23 million, of which $11 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities in the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.

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
As of June 26, 2015, the Company has determined that there were approximately 3,400 claims pending against it. This amount reflects the Company's current estimate of the number of viable claims made against it, excludes any claims against Yarway, and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. As a result of the Yarway bankruptcy filing described below, claims against Yarway have been stayed since April 2013.
As of June 26, 2015, the Company's estimated net liability, including Yarway, recorded within the Company's Consolidated Balance Sheet is $331 million. The net liability is comprised of a liability for pending and future claims and related defense costs of $838 million, of which $344 million is recorded in Accrued and other current liabilities, and $494 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets of $507 million, of which $44 million is recorded in Prepaid expenses and other current assets, and $463 million is recorded in Other assets. Assets include $16 million of cash and $275 million of investments, which have all been designated as restricted. The Company believes that the asbestos related liabilities and insurance related assets as of June 26, 2015 are appropriate. As of September 26, 2014, the Company's estimated net liability, including Yarway, of $608 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $853 million, and separately as an asset for insurance recoveries of $245 million.
Yarway
As previously disclosed, on April 22, 2013 Yarway filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). As a result of this filing, the continuation or commencement of asbestos-related litigation against Yarway has been enjoined by the automatic stay imposed by the U.S. Bankruptcy Code. Yarway's goal has been to negotiate, obtain approval of, and consummate a plan of reorganization that establishes a trust to fairly and equitably value and pay current and future Yarway asbestos claims, and that, in exchange for funding of the trust by the Company and/or its subsidiaries, provides permanent injunctive relief protecting the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) from any further asbestos claims based on products manufactured, sold, and/or distributed by Yarway. On October 9, 2014, the Company reached an agreement in principle with Yarway, the Official Committee of Asbestos Claimants (“ACC”) appointed in the Yarway Chapter 11 case as the representative of current Yarway asbestos claimants, and the Future Claimants Representative (“FCR”) appointed in the Yarway Chapter 11 case as the representative of future Yarway asbestos claimants, to fund a section 524(g) trust for the resolution and payment of current and future Yarway asbestos claims. The agreement in principle will be implemented through a Chapter 11 plan of reorganization for Yarway, and is intended to resolve the potential liability of the Company Protected Parties for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). Under the Chapter 11 plan, an asbestos settlement trust (the “Yarway Trust”) that conforms to the provisions of Section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, the Company and Yarway will contribute to the Yarway Trust a total of approximately $325 million in cash (“Settlement Consideration”), which includes approximately $100 million relating to the settlement of intercompany amounts allegedly due to Yarway. In exchange for the Settlement Consideration, each of the Company Protected Parties will receive the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. On April 8, 2015, following the approval of the Plan by the required number of Yarway's current asbestos claimants, the Bankruptcy Court issued an order confirming the Plan, and on July 14, 2015, the United States District Court for the District of Delaware affirmed the Plan. Yarway expects to schedule an effective date for the Plan in August 2015.
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
The IRS asserted in the Notices of Deficiency that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. Tyco strongly disagrees with the IRS position and has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. A trial date has been set for October 2016. Tyco believes that it has meritorious defenses for its tax filings, that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate.
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
During the first quarter of fiscal 2015, the Company received and responded to inquiries from the U.S. Department of the Navy regarding the formulation of certain aqueous film forming foam ("AFFF") concentrates. The Company investigated such matters and ceased selling certain AFFF and other foam products pending the outcome of its investigation. During the course of the investigation, three AFFF products were removed from the Navy’s Qualified Products List ("QPL"); one AFFF product remains on the QPL. The Company has shared the results of its investigation with appropriate governmental authorities and is also communicating with the government regarding the re-qualification of these products. The government has confirmed that it considers the Company to be “presently responsible,” and that no suspension or debarment is warranted. At this time, we cannot predict the outcome of these inquiries and whether this will result in further action by the Navy or other governmental authorities, but it is possible that the Company could be required to pay material fines, consent to injunctions on future conduct, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the quarter ended June 26, 2015, no ordinary shares were repurchased on the New York Stock Exchange. In addition, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material during the quarter ended June 26, 2015.
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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International plc. for the quarter ended June 26, 2015 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL PLC
By:	/s/ ARUN NAYAR
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2015