Form 10-K
period 2015-09-25
TYCO INTERNATIONAL plc
filed 2015-11-13
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Commission File Number) 333-196049
______________________________________________________________________________________________________

TYCO INTERNATIONAL PLC
(Exact Name of Registrant as Specified in its Charter)

Ireland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
Unit 1202 Building 1000 City Gate
Mahon, Cork, Ireland
(Address of registrant's principal executive office)

353-21-423-5000
(Registrant's telephone number)
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒ The aggregate market value of voting ordinary shares held by non-affiliates of the registrant as of March 27, 2015 was approximately $17,741,657,194.
The number of ordinary shares outstanding as of November 6, 2015 was 422,755,899.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2016 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
See page 59 to 61 for the exhibit index.

Part I
Item 1.    Business

General
Tyco International plc (hereinafter referred to as "we," the "Company" or "Tyco") is a leading global provider of security products and services, fire detection and suppression products and services and life safety products. Our broad portfolio of products and services, sold under well-known brands such as Tyco, SimplexGrinnell, Sensormatic, Wormald, Ansul, Simplex, Scott and ADT (other than the U.S., Canada and Korea) serve security, fire detection and suppression and life safety needs across commercial, industrial, retail, small business, institutional and governmental markets, as well as non-U.S. residential markets. We hold market-leading positions in large, fragmented industries and we believe that we are well positioned to leverage our global footprint, deep industry experience, strong customer relationships and innovative technologies to expand our business in both developed and emerging markets.
During the fourth quarter of fiscal 2015, the Company changed the name of its North America Installation & Services and Rest of World Installation & Services segments to North America Integrated Solutions & Services and Rest of World Integrated Solutions & Services, respectively. The segment reporting structure is consistent with how management reviews the businesses, makes investing and resource decisions and assesses operating performance. The name changes better reflect the Company's focus on providing technology solutions that encompass a mix of products, services and consultation that is tailored to the unique needs of each customer. No changes were made to the current segment structure or underlying financial data that comprise each segment as a result of the name changes and there was no impact to previously disclosed segment information.
We operate and report financial and operating information in the following three operating segments:

•
North America Integrated Solutions & Services ("NA Integrated Solutions & Services") designs, sells, installs, services and monitors integrated electronic security systems and integrated fire detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in North America.

•
Rest of World ("ROW") Integrated Solutions & Services ("ROW Integrated Solutions & Services") designs, sells, installs, services and monitors integrated electronic security systems and integrated fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the ROW regions.

•
Global Products designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Integrated Solutions & Services segments.

We also provide general corporate services to our segments and these costs are reported as Corporate and Other.
Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has reclassified the operations of several businesses in the ROW Integrated Solutions & Services segment to (Loss) income from discontinued operations within the Consolidated Statements of Operations and the assets and liabilities as held for sale within the Consolidated Balance Sheets as they satisfied the criteria to be presented as discontinued operations. See Note 3 to the Consolidated Financial Statements.
Net revenue by segment for 2015 is as follows ($ in millions):

	Net Revenue	Percent of Total Net Revenue	Key Brands
NA Integrated Solutions & Services	$3,879	39%	Tyco Fire & Security, Tyco Integrated Security, SimplexGrinnell, Sensormatic
ROW Integrated Solutions & Services	3,432	35%	Tyco Fire & Security, Wormald, Sensormatic, ADT
Global Products	2,591	26%	Tyco, Simplex, Ansul, DSC, Scott, American Dynamics, Software House, Visonic, Chemguard, Exacq
	$9,902	100%
Unless otherwise indicated, references in this Annual Report to 2015, 2014 and 2013 are to Tyco's fiscal years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively. The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2015, 2014, and 2013 were 52-week years. Fiscal 2016 will be a 53-week year which will end on September 30, 2016.
For a detailed discussion of revenue, operating income and total assets by segment for fiscal years 2015, 2014 and 2013 see Item 7. Management's Discussion and Analysis and Note 16 to the Consolidated Financial Statements.
History and Development
Tyco International plc
Tyco International plc is a Company organized under the laws of Ireland. The Company was created as a result of the July 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited, a public company organized under the laws of Bermuda, at which time ADT Limited changed its name to Tyco International Ltd. On November 17, 2014, the Company completed its change of jurisdiction of incorporation from Switzerland to Ireland by merging with its subsidiary, Tyco International plc, a public limited company incorporated under the laws of Ireland.
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
Effective June 29, 2007, the Company completed the spin-offs of Covidien (subsequently acquired by Medtronic plc) and TE Connectivity, formerly our Healthcare and Electronics businesses of Tyco, respectively, into separate, public traded companies (the "2007 Separation") in the form of a tax-free distribution to Tyco shareholders.
Tyco's registered and principal office is located at Unit 1202 Building 1000 City Gate, Mahon, Cork Ireland. Its management office in the United States is located at 9 Roszel Road, Princeton, New Jersey 08540.
Segments
Each of our three segments serves a highly diverse customer base and none is dependent upon a single customer or group of customers. For fiscal year 2015, no customer accounted for more than 10% of our revenues, and approximately 44% of our revenues were derived from customers outside of North America.
Our end-use customers, to whom we may sell directly or through wholesalers, distributors, commercial builders or contractors, can generally be grouped in the following categories:

•	Commercial customers, including residential and commercial property developers, financial institutions, food service businesses and commercial enterprises;

•	Industrial customers, including companies in the oil and gas, power generation, mining, petrochemical and other industries;

•	Retail and small business customers, including international, regional and local consumer outlets;

•	Institutional customers, including a broad range of healthcare facilities, academic institutions, museums and foundations;

•
Governmental customers, including federal, state and local governments, defense installations, mass transportation networks, public utilities and other government-affiliated entities and applications; and

•	Residential customers outside of North America, including owners of single-family homes and local providers of a wide range of goods and services.
As discussed under "Competition" below, the markets in which we compete are generally highly fragmented. We therefore compete with many other businesses in markets throughout the world, including other large global businesses, significant regional businesses and many smaller local businesses.

Integrated Solutions & Services
NA Integrated Solutions & Services and ROW Integrated Solutions & Services (collectively, "Integrated Solutions & Services") design, sell, install, service and monitor electronic security and fire detection and suppression systems for retail, small business, commercial, industrial, governmental and institutional customers around the world. Additionally, ROW Integrated Solutions & Services has the right to design, sell, install, service and monitor security systems for residential customers under the ADT brand name in jurisdictions other than the U.S., Canada and Korea.
Security Services
Our Integrated Solutions & Services segments design, sell, install and service security systems to detect intrusion, control access and react to movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These electronic security systems include detection devices that are usually connected to a monitoring center that receives and records alarm signals where security monitoring specialists verify alarm conditions and initiate a range of response scenarios. For most systems, control panels identify the nature of the alarm and the areas where a sensor was triggered. Our other security solutions include access control systems for sensitive areas such as government facilities and banks; video surveillance systems designed to deter theft and fraud and help protect employees and customers; and asset protection and security management systems designed to monitor and protect physical assets as well as proprietary electronic data. Our offerings also include anti-theft systems utilizing acousto-magnetic and radio frequency identification tags and labels in the retail industry as well as store performance solutions to enhance retailer performance. Many of the world's leading retailers use our Sensormatic anti-theft systems to help protect against shoplifting and employee theft. Many of the products that we install for our Integrated Solutions & Services security customers are designed and manufactured by our Global Products segment. Additionally, our deep experience in designing, integrating, deploying and maintaining large-scale security systems—including, for example, centrally managed security systems that span large commercial and institutional campuses—allows us to install and/or service products manufactured by third parties.
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
Our ROW Integrated Solutions & Services segment is a leading provider of monitored residential and small business security systems. In addition to traditional burglar alarm and fire detection systems, installation and monitoring services, ROW Integrated Solutions & Services provides patrol and response services in select geographies, including South Africa. Our ROW Integrated Solutions & Services segment continues to expand its offering of value-added residential services worldwide, such as an interactive services platform. The interactive services platform allows for remote management of the home security system, as well as lifestyle applications, which currently include remote video, lighting control, and energy management.
Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition of coverage.
Fire Protection Services
Our Integrated Solutions & Services segments design, sell, install and service fire detection and fire suppression systems in both new and existing facilities. Commercial construction as well as legislation mandating the installation and service of fire detection and suppression systems are significant drivers of demand for our products. Our Integrated Solutions & Services segments offer a wide range of fire detection and suppression systems, including those designed and manufactured by our Global Products segment and those designed by third parties. These detection systems include fire alarm control panels, advanced fire alarm monitoring systems, smoke and flame detection systems, heat and carbon monoxide detectors and voice evacuation systems. Our Integrated Solutions & Services segments also offer a wide range of standard water-based sprinkler and chemical suppression systems and custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases in addition to spill control products designed to absorb, neutralize and solidify spills of hazardous materials. These systems are often especially suited to fire suppression in industrial and commercial applications, including oil and gas, power generation, mining, petrochemical, manufacturing, transportation, data processing, telecommunications, commercial food preparation and marine applications. Our Integrated Solutions & Services segments continue to focus on system maintenance and inspection, which have become increasingly important parts of our business.

Customers
Our Integrated Solutions & Services customers range from Fortune 500 companies with diverse worldwide operations who look to us to provide integrated, global solutions for their fire and security needs, to single location commercial customers and individual homeowners. Our Integrated Solutions & Services customer relationships generally are in the market for new construction or retrofit projects, which represented 47% of Integrated Solutions & Services fiscal 2015 net revenue, and the market for aftermarket products and services, which accounted for the remaining 53% of Integrated Solutions & Services fiscal 2015 net revenue. New construction projects are inherently long-lead in nature and we strive to become involved in the planning process for these projects as early as possible. We believe that by actively participating in the preliminary design stages of a new construction project and by offering our design services that combine our global expertise and knowledge of local codes and standards, we can increase our value to customers relative to many smaller local and regional competitors. With respect to fire detection and suppression installations, we prefer to become involved at the time an architectural or engineering design firm is selected. With respect to security system design and installation, we generally become involved in the later stages of a construction project or as tenants take occupancy.
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
Fire Protection Products
Fire Protection Products designs, manufactures, distributes and sells fire alarm and fire detection systems, automatic fire sprinkler systems and special hazard suppression systems, including many of the fire protection products that our Integrated Solutions & Services segments install and service. Fire Protection Products also manufactures and sells grooved products for the rapid joining of piping in both the fire and non-fire markets. Fire Protection Products are marketed under various leading trade names, including Simplex, Wormald, Ansul and Tyco and include fire alarm control panels, advanced fire alarm monitoring systems, smoke, heat and carbon monoxide detectors and voice evacuation systems. Fire Protection Products also offers a wide range of water-based sprinkler systems and custom designed special hazard suppression systems, which incorporate specialized extinguishing agents such as foams, dry chemicals and gases. These systems are often especially suited to fire suppression in industrial and commercial applications, including oil and gas, power generation, mining, petrochemical, manufacturing, transportation, data processing, telecommunications, commercial food preparation and marine applications.
Fire Protection Products' systems often are purchased or specified by facility owners through general and subcontractors in the fire protection field. In recent years, retrofitting of existing buildings has increased as a result of legislation mandating the installation of fire detection and fire suppression systems, especially in hotels, restaurants, healthcare facilities and educational establishments. The 2009 through 2015 editions of the International Residential Code, developed by the International Code Council, a non-profit association that develops model codes that are the predominant building and fire safety regulations followed by state and local jurisdictions in the United States, continue to require sprinkler systems in new one and two-family homes and townhouses since January 2011. This national code is not binding on state and local jurisdictions and must be adopted locally before it becomes mandatory for new homes being built in these areas. Fire Protection Products continues to advocate for the adoption of these requirements to reduce the future loss of life due to residential fires. The timing and extent of adoption, if at all, will vary by jurisdiction. However, we believe that this development may offer opportunities to expand our residential fire suppression business in the United States.
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

Security Products manufactures many of the security products that our Integrated Solutions & Services business installs and services.
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
Customers
Global Products sells products through our Integrated Solutions & Service segments and indirect distribution channels around the world. Some of Global Products' channel business partners act as dealers selling to smaller fire and security contractors that install fire detection and suppression, security and theft protection systems, whereas others act as integrators that install the products themselves. Builders, contractors and developers are customers for our sprinkler products. End customers for our breathing apparatus and related products include fire departments, municipal and state governments and military forces as well as major companies in the industrial sector.
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

Research and Development
We are engaged in research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of our existing products and to expand the applications for which the uses of our products are appropriate. For example, in order to position ourselves to participate in and lead the development of residential interactive platforms, enterprise-wide integrated access control platforms and transition IP video platforms, we have made significant investments in our security products portfolio. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment. Our research and development expense was $212 million in 2015, $193 million in 2014 and $172 million in 2013 related to new product development.
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
Environmental Matters
We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 25, 2015, we concluded that it was probable that we would incur remedial costs in the range of approximately $23 million to $72 million. As of September 25, 2015, Tyco concluded that the best estimate within this range is approximately $33 million, of which $11 million is included in Accrued and other current liabilities and $22 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of September 25, 2015, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $14 million to $46 million. The Company's best estimate within that range is approximately $23 million, of which $9 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the years ended September 25, 2015, September 26, 2014, and September 27, 2013, the Company recorded charges of nil, nil, and $100 million, respectively, in Selling, general and administrative expenses within the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Employees
As of September 25, 2015, we employed approximately 57,000 people worldwide, of which approximately 19,000 were employed in the United States and approximately 38,000 were outside the United States. Approximately 9,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.
Available Information
Tyco is required to file annual, quarterly and special reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Investors may read and copy any document that Tyco files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Tyco's SEC filings.
Our Internet website is www.tyco.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the "About" heading. The annual report to shareholders, charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.
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
Our operating results have been and may in the future be adversely affected by general economic conditions and the cyclical pattern of certain markets that we serve. Demand for our services and products is significantly affected by the level of commercial and residential construction, capital expenditures for expansions and maintenance of industrial facilities, and the amount of discretionary business and consumer spending, each of which historically has displayed significant cyclicality. Even if demand for our products is not negatively affected, the liquidity and financial position of our customers could impact their ability to pay in full and/or on a timely basis.
Much of the demand for installation of security products and fire detection and suppression solutions is driven by commercial and residential construction and industrial facility expansion and maintenance projects. Commercial and residential construction projects are heavily dependent on general economic conditions, localized demand for commercial and residential real estate and availability of credit. Commercial and residential real estate markets are prone to significant fluctuations in supply and demand. In addition, most commercial and residential real estate developers rely heavily on project financing in order to initiate and complete projects. Declines in real estate values could lead to significant reductions in the availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors could in turn hamper demand for new fire detection and suppression and security installations.
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

The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies, mining and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries historically have tended to delay major capital projects, including greenfield construction, expensive maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy and commodity prices and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services. Although our industrial customers tend to be less dependent on project financing than real estate developers, disruptions in financial markets and banking systems could make credit and capital markets difficult for our customers to access, and could raise the cost of new debt for our customers to prohibitive levels. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during periods of favorable end-market conditions.
Many of our customers outside of the industrial and commercial sectors, including governmental and institutional customers, have experienced budgetary constraints as sources of revenue have been negatively impacted by adverse economic conditions. These budgetary constraints have in the past and may in the future reduce demand for our products and services among governmental and institutional customers.
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
We operate in competitive local and international markets and compete with many highly competitive manufacturers and service providers, both locally and on a global basis. Our manufacturing businesses face competition from lower cost manufacturers in Asia and elsewhere and our service businesses face competition from alternative service providers around the world. Currently, key components of our competitive position are our ability to bring to market industry-leading products and services, to adapt to changing competitive environments and to manage expenses successfully. These factors require continuous management focus on maintaining our competitive position through technological innovation, cost reduction, productivity improvement and a regular appraisal of our asset portfolio. If we are unable to maintain our position as a market leader, or to achieve appropriate levels of scalability or cost-effectiveness, or if we are otherwise unable to manage and react to changes in the global marketplace, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Our future growth is dependent upon our ability to continue to adapt our products, services and organization to meet the demands of local markets in both developed and emerging economies.
Our businesses operate in global markets that are characterized by evolving industry standards. Although many of our largest competitors are also global industrial companies, we compete with thousands of smaller regional and local companies that may be positioned to offer products and services at lower cost than ours, particularly in emerging markets, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate in a cost effective manner. We have found that in several emerging markets potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses.
Accordingly, our future success depends upon a number of factors, including our ability to adapt our products, services, organization, workforce and sales strategies to fit localities throughout the world, particularly in high growth emerging markets and to identify emerging technological and other trends in our target end-markets. Adapting our businesses to serve more local markets will require us to invest considerable resources in building our distribution channels and engineering and manufacturing capabilities in those markets to ensure that we can address local customer demand. Even when we invest in growing our business in local markets, we may not be successful for any number of reasons, including competitive pressure from regional and local businesses that may have superior local capabilities or products that are produced more locally at lower cost. As a result, the failure to effectively adapt our products and services to the needs of local markets could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Our future growth is dependent upon our ability to develop or acquire new technologies that achieve market acceptance with acceptable margins.
Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products, we may be unable to detect and correct defects in the design of a product or in its application to a specified use, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, the markets for our products and services may not develop or grow as we anticipate. As a result, the failure of our technology, products or services to gain market acceptance, the potential for product defects, product quality issues, or the obsolescence of our products and services could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.
We rely on our global direct installation channel for a significant portion of our revenue. Failure to maintain and grow the installed base resulting from direct channel sales could adversely affect our business.
Unlike many of our competitors, we rely on a direct sales channel for a substantial portion of our revenue. The direct channel provides for the installation of fire and security solutions, often using products manufactured by our global products segment. This represents a significant distribution channel for our global products segment, creates a large installed base of Tyco fire and security solutions, and creates opportunities for longer term service and monitoring revenue. If we are unable to maintain or grow this installation business, whether due to changes in economic conditions, a failure to anticipate changing customer needs, a failure to introduce innovative or technologically advanced solutions, or for any other reason, our installation revenue could decline, which could in turn adversely impact our global product pull through and our ability to grow service and monitoring revenue.
We are exposed to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses.
If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or a security or fire system failure, he or she may pursue legal action against us, and the cost of defending the legal action and of any judgment could be substantial. In particular, because our products and services are intended to protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other products and services. We could face liability for failure to respond adequately to alarm activations or failure of our fire protection systems to operate as expected. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. In an attempt to reduce this risk, our installation, service and monitoring agreements and other contracts contain provisions limiting our liability in such circumstances, and we typically maintain product liability insurance to mitigate the risk that our products and services fail to operate as expected. However, in the event of litigation, it is possible that contract limitations may be deemed not applicable or unenforceable, that our insurance coverage is not adequate, or that insurance carriers deny coverage of our claims. As a result, such employee acts or omissions or system failures could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face risks relating to doing business internationally that could adversely affect our business.
Our business operates and serves consumers worldwide. There are certain risks inherent in doing business internationally, including:

•	economic volatility and the impact of economic conditions in various regions;

•	the difficulty of enforcing agreements, collecting receivables and protecting assets, especially our intellectual property rights, through non-U.S. legal systems;

•	possibility of unfavorable circumstances from local country laws, regulations or licensing requirements;

•	fluctuations in revenues, operating margins and other financial measures due to currency exchange rate fluctuations and restrictions on currency and earnings repatriation;

•	trade protection measures, import or export restrictions, licensing requirements and differing local fire and security codes and standards;

•	increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	potentially adverse tax developments;

•	longer payment cycles;

•	changes in the general political, social and economic conditions in the countries where we operate, particularly in emerging markets;

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
A significant portion of our revenue and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. Foreign currencies to which we have exposure regularly fluctuate in value relative to the U.S. dollar, which can have the effect of reducing the value of local monetary assets, reduce the U.S. dollar value of local cash flows and potentially reduce the U.S. dollar value of future local net income. Although we routinely enter into forward exchange contracts to economically hedge some of the risks associated with transactions denominated in certain foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.
In addition, we are a large buyer of metals and other non-metal commodities, including fossil fuels for our manufacturing operations and our vehicle fleet, the prices of which have fluctuated significantly in recent years. Increases in the prices of some of these commodities could increase the costs of manufacturing our products and providing our services. We may not be able to pass on these costs to our customers or otherwise effectively manage price volatility and this could have a material adverse effect on our financial condition, results of operations or cash flows. Further, in a declining price environment, our operating margins may contract because we account for inventory primarily using the first-in, first-out method.
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
We will continue to analyze and evaluate the acquisition of strategic businesses, product lines or technologies with the potential to strengthen our industry position or enhance our existing set of product and services offerings. These acquisitions are likely to include businesses in emerging markets, which are often riskier than acquisitions in developed markets. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.
Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships, or key customers of acquired companies or from our existing businesses;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and

•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities.
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
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In the normal course of our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees, including video and other customer data obtained in connection with monitoring and analytical services. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us. In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure can create system disruptions and shutdowns that could result in disruptions to our operations. Increasingly, our products and services make use of wireless technologies and are accessed through the Internet, and security breaches in connection with the delivery of our services wirelessly or via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services.
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
We employ approximately 57,000 people worldwide. Approximately 16% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.
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
Following the spin-offs of our former North American residential and small business security business and flow control businesses in September 2012, we began implementing a multi-year strategy focused on transitioning the Company from a holding company to an operating company emphasizing growth through innovation. In connection with this strategic shift, we anticipated certain financial, operational, managerial and other benefits to Tyco, including certain productivity and other strategic initiatives intended to reduce complexity, restructure operations and leverage Tyco’s scale in certain areas such as sourcing. We may not be able to achieve the anticipated results of these actions on the scale that we expected, and the anticipated benefits of the productivity and other strategic initiatives may not be fully realized.
We do not own the right to use the ADT® brand name in the United States and Canada.
As a result of the 2012 Separation, we own the ADT® brand name in jurisdictions outside of the United States and Canada, and The ADT Corporation owns the brand name in the United States and Canada. Although we have entered agreements with ADT designed to protect the value of the ADT® brand, we cannot assure you that actions taken by ADT will not negatively impact the value of the brand outside of the United States and Canada. These factors expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including ADT's business conduct in the United States and Canada. Any of these factors may materially and adversely affect our business, financial condition, results of operations and cash flows.
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
We may fail to satisfy international trade compliance regulations, which could adversely affect us.
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
We and certain of our subsidiaries, including Grinnell LLC (“Grinnell”), along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. Substantially all of the cases pending against affiliates of the Company have been filed against Grinnell, and have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components.
During the fourth quarter of fiscal 2014, the Company performed a revised valuation of its asbestos-related liabilities and corresponding insurance assets and recorded a net charge of $240 million. Although the Company’s methodology established a range of estimates of reasonably possible outcomes, the Company recorded its best estimate within such range based upon information known at the time. As of September 25, 2015, the Company's estimated gross asbestos liability of $515 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs, and separately as an asset for insurance recoveries of $487 million. The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants, the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results. If actual liabilities are significantly higher than those recorded, the cost of resolving such liabilities claims could have a material adverse effect on our financial position, results of operations or cash flows.
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
The Company’s customers include many U.S. Federal, state and local government authorities. Doing business with the United States government and state and local authorities subjects the Company to unusual risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for the Company's failure to perform under the applicable contract. The Company is subject to government investigations of business practices and compliance with government procurement and security regulations, which can be expensive and burdensome. If the Company were charged with wrongdoing as a result of an investigation, it could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company's results of operations.
Risks Related to Our Liquidity and Financial Markets
Disruptions in the financial markets could have adverse effects on us, our customers and our suppliers, by increasing our funding costs or reducing the availability of credit.
In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of ordinary shares, capital expenditures and investments in our subsidiaries. Although we believe we have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets. In 2009 and 2010, credit markets experienced significant dislocations and liquidity disruptions, and similar disruptions in the credit markets could make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse effects. Based on these conditions, our profitability and our ability to execute our business strategy may be adversely affected.
Covenants in our debt instruments may adversely affect us.
Our revolving bank credit agreement contains customary financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and limits on incurrence of liens and subsidiary debt. In addition, the indentures governing our bonds contain customary covenants including limits on negative pledges, subsidiary debt and sale-leaseback transactions.
Although we believe none of these covenants are restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreement or indentures. Upon the occurrence of an event of default under any of our credit facility or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of credit facility lenders, terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse affect on our financial condition.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.
We estimate that our available cash, our cash flow from operations and amounts available to us under our credit facility will be adequate to fund our operations and service our debt for the foreseeable future. However, material adverse legal judgments, fines, penalties or settlements arising from litigation and similar contingencies could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Such an outcome could have important consequences on our financial results and liquidity. For example, it could:

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
We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of additional capital stock, the terms of the debt or capital stock issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.
Risks Relating to Tax Matters
Examinations and audits by tax authorities, including the IRS, could result in additional tax payments for prior periods.
Tyco’s and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular, with respect to tax years preceding the 2007 Separation. We previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. In particular, we have been unable to resolve with the IRS matters related to the treatment of certain intercompany debt transactions in existence prior to the 2007 Separation. As a result, on June 20, 2013, we received Notices of Deficiency from the IRS asserting that several of our former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, we received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million was asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct. In addition, the adjustments proposed by the IRS are subject to the sharing provisions of a tax sharing agreement entered in 2007 with Medtronic (formerly Covidien plc) and TE Connectivity (the "2007 Tax Sharing Agreement") under which Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Medtronic's and TE Connectivity's U.S. and certain non-U.S. income tax returns. If any party to the 2007 Tax Sharing Agreement were to default in its obligation to another party to pay its share of taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2007 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Medtronic's and TE Connectivity's tax liabilities.

The IRS asserted in the Notices of Deficiency that substantially all of Tyco’s intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and disallowed interest and related deductions recognized on U.S. income tax returns totaling approximately $2.9 billion. We strongly disagree with the IRS position and have filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments. A trial date has been set for October 2016. We believe that we have meritorious defenses for our tax filings, that the IRS positions with regard to these matters is inconsistent with the applicable tax laws and existing Treasury regulations, and that the previously reported taxes for the years in question are appropriate. Furthermore, we believe that Tyco’s income tax reserves and the liabilities recorded within the Consolidated Balance Sheet for the tax sharing arrangements are appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a materially adverse impact on our financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.
We share responsibility for certain of our, Pentair's and ADT's income tax liabilities for tax periods prior to and including September 28, 2012.
In connection with the 2012 Separation, we entered into the 2012 Tax Sharing Agreement with Pentair and ADT that is separate from the 2007 Tax Sharing Agreement and which governs the rights and obligations of Tyco, ADT and Pentair for certain tax liabilities before the Distributions, including Tyco's obligations under the 2007 Tax Sharing Agreement. Under the 2012 Tax Sharing Agreement Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's U.S., Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5% 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million. All costs and expenses associated with the management of these shared tax liabilities will generally be shared 20%, 27.5%, and 52.5% by Pentair, ADT and Tyco, respectively. As of September 28, 2012, Tyco established liabilities representing the fair market value of its obligations under the 2012 Tax Sharing Arrangement which was recorded in Other liabilities within the Company's Consolidated Balance Sheet with an offset to Tyco shareholders' equity. In addition, we entered into a non-income tax sharing agreement with ADT in connection with the ADT Distribution. To the extent we are responsible for any liability under these agreements, there could be a material adverse impact on our financial position, results of operations, cash flows or our effective tax rate in future reporting periods.
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
Risks Relating to Our Jurisdiction of Incorporation
Legislative action in the United States could materially and adversely affect us.
Tax-Related Legislation
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the United States imposes on our worldwide operations. Such changes could have a material adverse effect on our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding or limiting our ability, as an Irish company, to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.
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
As an Irish company, Tyco is governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Tyco International plc securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Our effective tax rate may increase.
There is uncertainty regarding the tax policies of the jurisdictions where we operate, including the potential legislative actions described in these risk factors, which if enacted could result in an increase in our effective tax rate. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material increase in our effective tax rate.
Transfers of Tyco ordinary shares may be subject to Irish stamp duty.
For the majority of transfers of Tyco ordinary shares, there is no Irish stamp duty. However, Irish stamp duty is payable in respect of certain share transfers. A transfer of Tyco ordinary shares from a seller who holds shares beneficially (i.e. through the Depository Trust Company ("DTC")) to a buyer who holds the acquired shares beneficially is not subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of Tyco ordinary shares by a seller who holds shares directly (i.e. not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to Tyco transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and, at the time of the transfer, there is no agreement in place for a sale of the shares.
We currently intend to pay, or cause one of our affiliates to pay, stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases Tyco may, in its absolute discretion, pay or cause one of its affiliates to pay any stamp duty. Tyco Memorandum and Articles of Association provide that, in the event of any such payment, Tyco (i) may seek reimbursement from the buyer, (ii) may have a lien against the Tyco ordinary shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in Tyco ordinary shares has been paid unless one or both of such parties is otherwise notified by Tyco.
Dividends you receive may be subject to Irish dividend withholding tax.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Whether Tyco is required to deduct Irish dividend withholding tax from dividends paid to a shareholder depends largely on whether that shareholder is resident for tax purposes in a “relevant territory.” A list of the “relevant territories” is included as Annex C to the proxy statement/prospectus related to the re-domicile to Ireland.
Dividends received by you could be subject to Irish income tax.
Dividends paid in respect of Tyco ordinary shares generally are not subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Tyco.
Tyco shareholders who receive their dividends subject to Irish dividend withholding tax generally will have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Tyco.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our locations include research and development facilities, manufacturing facilities, warehouse and distribution centers, sales and service offices and corporate offices. Additionally, our locations include approximately 40 monitoring call centers located around the world. All of our monitoring facilities operate 24 hours a day on a year-round basis. Incoming alarm signals are routed via an internal communications network to the next available operator. Operators are quickly updated with information including the name and location of the customer and site, and the nature of the alarm signal. Depending upon the type of service specified by the customer contract, operators respond to emergency-related alarms by calling the customer by telephone (for verification purposes) and relaying information to local fire or police departments, as necessary. Additional action may be taken by the operators as needed, depending on the specific situation.
We operate from approximately 900 locations in about 50 countries. These properties total approximately 14 million square feet, of which 10 million square feet are leased and 4 million square feet are owned.
NA Integrated Solutions & Services operates through a network of offices, warehouse and distribution centers, and service and manufacturing facilities located in North America. The group occupies approximately 5 million square feet, of which 4 million square feet are leased and 1 million square feet are owned.
ROW Integrated Solutions & Services operates through a network of offices, warehouse and distribution centers, and service and manufacturing facilities located in Central America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. The group occupies approximately 4 million square feet, of which 3 million square feet are leased and 1 million square feet are owned.
Global Products has manufacturing facilities, network of offices, and warehouses and distribution centers throughout North America, Central America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. The group occupies approximately 5 million square feet, of which 3 million square feet are leased and 2 million square feet are owned.
In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the Consolidated Financial Statements for a description of our operating lease obligations.
Item 3.    Legal Proceedings
Legacy Matters Related to Former Management
In recent years, the Company has settled several lawsuits involving disputes with former management. With respect to Dennis Kozlowski, the Company's former chief executive officer, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, and with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements. As a result, in the first quarter of fiscal 2014, the Company reversed a non-cash net liability of approximately $92 million, which was recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations for the amounts allegedly due to him. Pursuant to the settlement agreement, Tyco is entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain. During the quarter ended June 27, 2014, the Company received a $6 million recovery from the sale of property owned by Mr. Kozlowski, $2 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $4 million for the Company, which was recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations. During the quarter ended June 26, 2015, the Company received approximately $4 million in cash from the sale of property owned by Mr. Kozlowski, $2 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $2 million for the Company, which was recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations. The cash received has been classified as restricted.
With respect to Mark Swartz, the Company's former chief financial officer, in November 2014, the parties reached a definitive agreement to resolve all outstanding disputes, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. In the first quarter of fiscal 2015, the Company also received approximately $12 million in cash from Mr. Swartz, $5 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $7 million for the Company, which was recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations. The cash received has been classified as restricted.

Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 25, 2015, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $23 million to $72 million. As of September 25, 2015, Tyco concluded that the best estimate within this range is approximately $33 million, of which $11 million is included in Accrued and other current liabilities and $22 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of September 25, 2015, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $14 million to $46 million. The Company's best estimate within that range is approximately $23 million, of which $9 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the years ended September 25, 2015, September 26, 2014, and September 27, 2013, the Company recorded charges of nil, nil, and $100 million, respectively, in Selling, general and administrative expenses within the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries, including Grinnell LLC (“Grinnell”), along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. Substantially all cases pending against affiliates of the Company have been filed against Grinnell, and have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components.
During the third quarter of fiscal 2014, the Company, through Grinnell, resolved disputes with certain of its historical insurers and agreed that certain insurance proceeds would be used to establish and fund a qualified settlement fund (“QSF”), within the meaning of the Internal Revenue Code, which would be used for the resolution primarily of Grinnell asbestos liabilities. It is intended that the QSF will receive future insurance payments and proceeds from third party insurers and, in addition, will fund and manage liabilities for certain historical operations of the Company, primarily related to Grinnell. On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a dedicated structure pursuant to which a subsidiary of the Company acquired the assets of Grinnell and transferred cash and other assets totaling approximately $278 million (not including $22 million received by the QSF during the quarter ended December 26, 2014 from historic third-party insurers in settlement of coverage disputes) to the structure. As part of the restructuring, subsidiaries in the structure assumed certain liabilities related to historic Grinnell, Scott and Figgie operations, including all historical Grinnell asbestos liabilities, and such subsidiaries purchased additional insurance by, through or from a wholly-owned subsidiary in the structure in order to supplement and enhance existing insurance assets. The structure and the QSF fully fund all historic Grinnell asbestos liabilities and provide for the efficient and streamlined management of claims related thereto.

The Company consolidates the qualified settlement fund and related entities that were established for the purpose of managing and resolving the liabilities described above. Although the entities in the dedicated structure serve the specific purpose of managing certain liabilities, each entity in the structure is a wholly-owned indirect subsidiary of the Company, and therefore is required to be consolidated under GAAP.

As of September 25, 2015, the Company has determined that there were approximately 3,300 claims pending against its subsidiaries, primarily Grinnell. This amount reflects the Company's current estimate of the number of viable claims made against Grinnell and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. As a result of the conclusion of the Yarway bankruptcy, addressed separately below, Yarway Corporation is no longer a subsidiary of the Company and, as of August 2015, is no longer consolidated.
As of September 25, 2015, the Company's estimated asbestos related net liability recorded within the Company's Consolidated Balance Sheet is $28 million. The net liability within the Consolidated Balance Sheet is comprised of a liability for pending and future claims and related defense costs of $515 million, of which $23 million is recorded in Accrued and other current liabilities, and $492 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets within the Consolidated Balance Sheet of $487 million, of which $38 million is recorded in Prepaid expenses and other current assets, and $449 million is recorded in Other assets. Assets include $11 million of cash and $263 million of investments, which have all been designated as restricted. The Company believes that the asbestos related liabilities and insurance related assets as of September 25, 2015 are appropriate. As of September 26, 2014, the Company's estimated net liability, which included claims against the Company's former Yarway subsidiary, of $608 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $853 million, and separately as an asset for insurance recoveries of $245 million.
The Company periodically assesses the sufficiency of its estimated liability for pending and future asbestos claims and defense costs. On a periodic basis, the Company, through the dedicated structure referred to above, evaluates actual experience regarding asbestos claims filed, settled and dismissed, amounts paid in settlements, and the recoverability of its insurance assets. If and when data from actual experience demonstrate a significant unfavorable discernible trend, the Company performs a valuation of its asbestos related liabilities and corresponding insurance assets including a comprehensive review of the underlying assumptions. In addition, the Company evaluates its ability to reasonably estimate claim activity beyond its current look-forward period (through 2056) in order to assess whether such period continues to be appropriate. In addition to claims and litigation experience, the Company considers additional qualitative and quantitative factors such as changes in legislation, the legal environment, the Company’s strategy in managing claims and obtaining insurance, including its defense strategy, and health related trends in the overall population of individuals potentially exposed to asbestos. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance assets is warranted.
During the fourth quarter of fiscal 2014, the Company concluded that an unfavorable trend had developed in actual claim filing activity compared to projected claim filing activity established during the Company’s then most recent valuation. Accordingly, the Company, with the assistance of independent actuarial service providers, performed a revised valuation of its asbestos-related liabilities and corresponding insurance assets. As part of the revised valuation, the Company assessed whether a change in its look-forward period was appropriate, taking into consideration its more extensive history and experience with asbestos-related claims and litigation, and determined that it was possible to make a reasonable estimate of the actuarially determined ultimate risk of loss for pending and unasserted potential future asbestos-related claims through 2056. In connection with the revised valuation, the Company considered a recent settlement with one of its insurers calling for the establishment of a qualified settlement fund, and the results of a separate independent actuarial consulting firm report conducted in the fourth quarter to assist the Company in obtaining insurance to fully fund all estimable asbestos-related claims (excluding Yarway claims) incurred through 2056.
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
During fiscal 2014, in conjunction with determining the total estimated liability, the Company retained an independent third party to assist it in valuing its insurance assets responsive to asbestos-related claims, excluding Yarway claims. These insurance assets represent amounts due to the Company for previously settled claims and the probable reimbursements relating to its total liability for pending and unasserted potential future asbestos claims and defense costs. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims and defense costs described above, and it also considered the amount of insurance available, the solvency risk with respect to the Company's insurance carriers, resolution of insurance coverage issues, gaps in coverage, allocation methodologies, and the terms of existing settlement agreements with insurance carriers.
As a result of the activity described above, the Company recorded a net charge of $240 million in Selling, general and administrative expenses within the Consolidated Statement of Operations during the quarter ended September 26, 2014. Although the Company’s methodology established a range of estimates of reasonably possible outcomes, the Company recorded its best estimate within such range based upon currently known information. The Company's estimated gross asbestos liability of $538 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs, and separately as an asset for insurance recoveries of $245 million. The aforementioned total estimated liability is on a pre-tax basis, not discounted for the time-value of money, and includes defense costs, which is consistent with the Company’s historical accounting practices.
The effect of the change in the look-forward period reduced income from continuing operations before income taxes and net income in fiscal 2014 by approximately $116 million and $71 million, respectively. In addition, the effect of the change decreased the Company's basic income from continuing operations and net income by $0.16 per share, and decreased the Company's diluted income from continuing operations and net income by $0.15 per share.
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
Yarway
As previously disclosed, on April 22, 2013, Yarway Corporation, a former indirect wholly-owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On October 9, 2014, the Company reached an agreement with Yarway and various representatives of asbestos claimants that held or purported to hold asbestos-related claims against Yarway to fund a section 524(g) trust (the “Yarway Trust”) for the resolution and payment of current and future Yarway asbestos claims and to resolve the potential liability of the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). As a result of the agreement to settle, the Company recorded a charge of $225 million in Selling, general and administrative expenses in the fourth quarter of fiscal 2014. On April 8, 2015, the Bankruptcy Court issued an order confirming Yarway’s Chapter 11 plan, and on July 14, 2015, the United States District Court for the District of Delaware affirmed the Bankruptcy Court's confirmation order. On August 19, 2015, the Chapter 11 plan became effective, the Company contributed approximately $325 million in cash to the Yarway Trust and each of the Company Protected Parties received the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. As a result of the effectiveness of Chapter 11 plan, ownership of the Yarway Corporation was transferred to the Yarway Trust and it is no longer a consolidated subsidiary of the Company.
As a result of the voluntary bankruptcy petition during the third quarter of fiscal 2013, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway Chapter 11 filing, which represented the Company's best estimate of loss at the time. Upon deconsolidation, the Company recorded an additional $4 million loss, which is included in Selling, general and administrative expenses within the Company's Consolidated Statement of Operations during the year ended September 25, 2015.
Tax Matters
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of a tax sharing agreement entered in 2007 with Medtronic and TE Connectivity (the "2007 Tax Sharing Agreement") under which Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Medtronic's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Tyco has previously disclosed that in connection with U.S. federal tax audits, the

IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million was asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
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
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded within the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a material impact on Tyco's financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS. See Note 6 to the Consolidated Financial Statements.
Other Matters
As previously disclosed, SimplexGrinnell LP (“SG”), a subsidiary of the Company in the North America Integrated Solutions & Services segment, has been named as a defendant in lawsuits in several jurisdictions seeking damages for SG’s alleged failure to pay prevailing wages and for other pay-related claims. Through the first quarter of fiscal 2015, the Company had recorded a total of approximately $17 million in charges related to these lawsuits, which was recorded in Cost of services within the Consolidated Statement of Operations. During the quarter ended March 27, 2015, the Company agreed in principle to settle all outstanding lawsuits for a total of approximately $14 million.
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

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The number of registered holders of Tyco's ordinary shares as of November 6, 2015 was 18,940.
Tyco ordinary shares are listed and traded on the NYSE under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco ordinary shares as reported by the NYSE, and the dividends declared on Tyco ordinary shares, for the quarterly periods presented below.

	Year Ended September 25, 2015			Year Ended September 26, 2014
	Market Price Range			Market Price Range
			Dividends Declared Per Ordinary Share(1)			Dividends Declared Per ordinary Share(1)
Quarter	High	Low		High	Low
First	$44.70	$38.93	$0.18	$41.21	$34.20	$0.16
Second	44.57	40.81	0.18	43.82	39.40	0.16
Third	43.46	39.05	0.205	46.46	40.61	0.18
Fourth	38.84	34.22	0.205	45.95	42.70	0.18
			$0.77			$0.68
(1) On June 4, 2015, the Company declared a quarterly dividend of $0.205 per share, payable on August 19, 2015 to shareholders of record on July 24, 2015. On March 4, 2015, the Company declared a quarterly dividend of $0.205 per share payable on May 20, 2015 to shareholders of record on April 24, 2015. Shareholders approved an annual cash dividend of $0.72 at the Company's annual general meeting on March 5, 2014, covering quarterly dividend payments from May 2014 through February 2015. Shareholders approved an annual cash dividend of $0.64 at the Company's annual general meeting on March 6, 2013, covering quarterly dividend payments from May 2013 through February 2014.
Dividend Policy
The authority to declare and pay dividends is vested in the Board of Directors. The timing, declaration and payment of future dividends to holders of our ordinary shares will be determined by the Company's Board of Directors and will depend upon many factors, including the Company's financial condition and results of operations, the capital requirements of the Company's businesses, industry practice and any other relevant factors.
Future dividends on our ordinary shares or reductions of share capital for distribution to shareholders, if any, must be approved by our board of directors for payment out of distributable reserves on our statutory balance sheet. We are not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a GAAP reported amount (e.g., retained earnings). On December 18, 2014, the Irish High Court approved Tyco International plc's conversion of approximately $17.7 billion of share premium to distributable reserves. Following the approval of the Irish High Court, we made the required filing of Tyco International plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Tyco International plc's distributable reserves. As of September 25, 2015, our distributable reserve balance was approximately $17.5 billion.

Performance Graph
Set forth below is a graph comparing the cumulative total shareholder return on Tyco's ordinary shares against the cumulative return on the S&P 500 Index and the S&P 500 Industrials Index, assuming investment of $100 on September 24, 2010 including the reinvestment of dividends. The graph shows the cumulative total return as of the fiscal years ended September 30, 2011, September 28, 2012, September 27, 2013, September 26, 2014 and September 25, 2015.
Comparison of Cumulative Five Year Total Return
Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ended
Company/Index	9/11	9/12	9/13	9/14	9/15
Tyco International plc	8.06%	40.85%	26.95%	28.66%	(20.57)%
S&P 500 Index	0.49	30.20	20.06	19.64	(0.59)
S&P 500 Industrials Index	(5.28)	29.60	29.29	15.42	(4.20)

	9/10	9/11	9/12	9/13	9/14	9/15
Tyco International plc	$100	$108.06	$152.20	$193.22	$248.60	$197.47
S&P 500 Index	100	100.49	130.84	157.08	187.93	186.83
S&P 500 Industrials Index	100	94.72	122.76	158.72	183.20	175.52

Equity Compensation Plan Information
The following table provides information as of September 25, 2015 with respect to Tyco's ordinary shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2012 Share and Incentive Plan(1)	8,904,117	$34.24	31,717,476
2004 Share and Incentive Plan(2)	6,478,199	19.24	—
ESPP(3)	—		2,919,845
	15,382,316		34,637,321
Equity compensation plans not approved by shareholders:
Broadview Security Plans(4)	19,526	12.00	—
	19,526		—
Total	15,401,842		34,637,321

(1)
The Tyco International plc 2012 Share and Incentive Plan ("2012 Plan") provides for the award of share options, restricted share units, performance share units and other equity and equity-based awards to members of the Board of Directors, officers and non-officer employees. The amount in column (a) consists of:

6,336,552	Shares that may be issued upon the exercise of share options;
1,554,242	Shares that may be issued upon the vesting of restricted share units;
1,009,230	Shares that may be issued upon the vesting of performance share units; and
4,093	Dividend equivalents earned on deferred share units ("DSU") granted under the Company’s Long Term Incentive Plan ("LTIP I") and its 2004 Share and Incentive Plan ("2004 Plan").
8,904,117	Total

The amount in column (c) includes the aggregate shares available under the 2012 Plan and includes shares that were subject to awards under the 2004 Plan that were outstanding between September 27, 2014 and September 25, 2015, but which had been forfeited for any reason as of September 25, 2015 (other than by reason of exercise or settlement of the awards).

(2)
The 2004 Plan provided for the award of share options, restricted share units, performance share units and other equity and equity-based awards to members of the Board of Directors, officers and non-officer employees. The amount in column (a) consists of:

6,179,399	Shares that may be issued upon the exercise of share options;
225,902	Shares that may be issued upon the vesting of restricted share units; and
72,898	DSUs and dividend equivalents earned on DSUs.
6,478,199	Total

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

(4)
In connection with the acquisition of Broadview Security in May 2010, options outstanding under the Brink's Home Security Holdings, Inc. 2008 Equity Incentive Plan and the Brink's Home Security Holdings, Inc. Non-Employee Director's Equity Plan were converted into options to purchase Tyco ordinary shares.

Issuer Purchases of Equity Securities
During the quarter ended September 25, 2015, no ordinary shares were repurchased on the New York Stock Exchange. In addition, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material during the quarter ended September 25, 2015.
As of September 25, 2015, approximately $1.0 billion in share repurchase authority remained outstanding.
Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's Consolidated Financial Statements for the years ended September 25, 2015, September 26, 2014, September 27, 2013, September 28, 2012, and September 30, 2011, respectively. Tyco has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015, 2014, 2013, and 2012 were all 52-week years, while fiscal 2011 was a 53-week year. Fiscal 2016 will be a 53-week year which will end on September 30, 2016.
Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified several businesses in the ROW Integrated Solutions & Services segment to (Loss) income from discontinued operations within the Consolidated Statements of Operations as they satisfied the criteria to be presented as discontinued operations. See Note 3 to the Consolidated Financial Statements.

	2015(3)	2014	2013	2012(4)(5)	2011
Consolidated Statements of Operations Data:
Net revenue	$9,902	$10,332	$10,058	$9,875	$10,069
Income (loss) from continuing operations attributable to Tyco ordinary shareholders(1)	617	797	446	(411)	551
Net income attributable to Tyco ordinary shareholders(2)	551	1,838	536	472	1,719
Basic earnings per share attributable to Tyco ordinary shareholders:
Income (loss) from continuing operations	1.47	1.75	0.96	(0.89)	1.16
Net income	1.31	4.04	1.15	1.02	3.63
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income (loss) from continuing operations	1.44	1.72	0.94	(0.89)	1.15
Net income	1.29	3.97	1.14	1.02	3.59
Cash dividends per share	0.77	0.68	0.62	0.90	0.99
Consolidated Balance Sheet Data (End of Year):
Total assets	$12,321	$11,809	$12,176	$12,365	$26,702
Long-term debt	2,159	1,443	1,443	1,481	4,105
Total Tyco shareholders' equity	4,041	4,647	5,098	4,994	14,149
___________________________________________________________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to Tyco ordinary shareholders for fiscal year 2015 includes an $81 million loss on extinguishment of debt. Fiscal years 2014 and 2012 include asbestos related charges of $462 million and $111 million, respectively. Fiscal 2014 also includes a net gain of $216 million relating to the sale of our common equity stake in Atkore and $96 million of legacy legal reversal and recoveries. In addition, fiscal 2013 includes $100 million in environmental remediation costs related to our Marinette facility. See Note 9 and Note 12 to the Consolidated Financial Statements.

(2)
Net income attributable to Tyco ordinary shareholders for the fiscal year 2014 includes a gain on divestiture of approximately $1.0 billion related to the sale of ADT Korea which is presented in (Loss) income from discontinued operations. Net income attributable to Tyco ordinary shareholders for the fiscal years 2012 and 2011 also includes income from discontinued operations of $804 million and $1,102 million, respectively, which is related to ADT and Tyco Flow Control. See Note 3 to the Consolidated Financial Statements.

(3)
The increase in long-term debt was due to the issuance of approximately $2.1 billion of debt, partially offset by the redemption of the $364 million aggregate principal of 8.5% notes due 2019. In addition, the Company announced the October 2015 redemption of its outstanding $242 million aggregate principal amount of 7.0% notes due 2019 and $462 million aggregate principal amount of 6.875% notes due 2021, which were classified as current as of September 25, 2015. See Notes 9 and 21 to the Consolidated Financial Statements.

(4)	The decrease in total assets and total Tyco shareholders' equity in fiscal 2012 is due to the distribution of ADT and Tyco Flow Control.

(5)	The decrease in long-term debt is due to the $2.6 billion redemption of various debt securities in connection with the 2012 Separation.

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
Organization
The Consolidated Financial Statements include the consolidated results of Tyco International plc and its subsidiaries (hereinafter collectively referred to as "we", the "Company", "Tyco Ireland" or "Tyco"). The financial statements have been prepared in United States dollars ("USD"), in accordance with GAAP.
During the fourth quarter of fiscal 2015, the Company changed the name of its North America Installation & Services and Rest of World Installation & Services segments to North America Integrated Solutions & Services and Rest of World Integrated Solutions & Services, respectively. The segment reporting structure is consistent with how management reviews the businesses, makes investing and resource decisions and assesses operating performance. The name changes better reflect the Company's focus on providing technology solutions that encompass a mix of products, services and consultation that is tailored to the unique needs of each customer. No changes were made to the current segment structure or underlying financial data that comprise each segment as a result of the name changes and there was no impact to previously disclosed segment information.
We operate and report financial and operating information in the following three segments:

•
North America Integrated Solutions & Services ("NA Integrated Solutions & Services") designs, sells, installs, services and monitors integrated electronic security systems and integrated fire detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in North America.

•
Rest of World Integrated Solutions & Services ("ROW Integrated Solutions & Services") designs, sells, installs, services and monitors integrated electronic security systems and integrated fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the Rest of World ("ROW") regions.

•
Global Products designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Integrated Solutions & Services segments.

We also provide general corporate services to our segments which is reported as a fourth, non-operating segment, Corporate and Other. References to the segment data are to the Company's continuing operations.
Certain prior period amounts have been reclassified to conform with current period presentation. We completed the sale of several ROW Integrated Solutions & Services businesses during the third quarter of fiscal 2015. The assets and liabilities related to these ROW Integrated Solutions & Services businesses were classified as held for sale as of September 26, 2014, and the results of operations of two of these businesses are included in discontinued operations for all periods presented. The criteria to be presented as a discontinued operation were not satisfied for the third business.
The Company expects to complete the sale of another of its ROW Integrated Solutions & Services businesses during the first half of fiscal 2016. The assets and liabilities of this business are classified as held for sale and its results of operations are presented as discontinued operations for all periods presented. See Note 3 to the Consolidated Financial Statements.

Recent Transactions
Following the completion of the 2012 Separation, the Company began the implementation of a planned transition from a holding company structure to a more focused operating company structure. In connection with this transition, the Company has identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. It has also initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions. These actions are collectively referred to as restructuring and repositioning actions. During the fiscal years ended September 25, 2015, September 26, 2014, and September 27, 2013, the Company recorded restructuring and repositioning charges of $289 million, $93 million, and $131 million, respectively. As the Company has substantially completed many of the actions it expected to take in connection with the transition, it now expects to incur future restructuring and repositioning charges that are significantly less than the amounts recorded in fiscal 2015. Based on its current outlook for end market economic conditions, the Company expects to incur between $75 million and $100 million of restructuring and repositioning charges in fiscal 2016. See Note 4 to the Consolidated Financial Statements.
During fiscal 2014, the Company incurred net charges of approximately $462 million related to the asbestos claims primarily against its Yarway and Grinnell subsidiaries.  With respect to Grinnell, during the second quarter of fiscal 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a structure dedicated to resolving certain historic Grinnell asbestos liabilities. Pursuant to this transaction, a subsidiary of the Company acquired certain assets of Grinnell and transferred cash and other assets totaling approximately $278 million to the structure, and subsidiaries in the structure assumed certain liabilities related to historic Grinnell, Scott and Figgie operations, including all historical Grinnell asbestos liabilities.  With respect to Yarway, in the fourth quarter of fiscal 2015, the Bankruptcy Court overseeing Yarway’s previously disclosed Chapter 11 Bankruptcy proceeding issued an order confirming Yarway’s Chapter 11 plan, and on August 19, 2015, the Chapter 11 plan became effective, at which time a subsidiary of the Company contributed approximately $325 million in cash to the 524(g) trust established for Yarway and the Company and certain other parties received the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway asbestos claims against those parties. As a result of the effectiveness of Chapter 11 plan, ownership of Yarway was transferred to the Yarway trust and it is no longer a consolidated subsidiary of the Company. See Note 12 to the Consolidated Financial Statements for further details on asbestos.
In the second quarter of fiscal 2015, Tyco’s finance subsidiary, Tyco International Finance S.A. (“TIFSA”), issued €500 million aggregate principal amount of 1.375% notes due February 25, 2025 (the "2025 Euro notes"), which are fully and unconditionally guaranteed by the Company and Tyco Fire & Security Finance S.C.A. (“TIFSCA”). TIFSA received total net proceeds of approximately $563 million, which were made available for general corporate purposes. In addition, on September 14, 2015, TIFSA issued $750 million aggregate principal amount of 3.9% notes due on February 14, 2026 (the "2026 notes") and $750 million aggregate principal amount of 5.125% notes due on September 14, 2045 (the "2045 notes"), which are fully and unconditionally guaranteed by the Company and TIFSCA. TIFSA received total net proceeds of approximately $1,477 million. In September and October 2015, all of the net proceeds of the 2026 notes and 2045 notes were used to fund the redemption of the Company's outstanding 8.5% notes due 2019, 7.0% notes due 2019 and 6.875% notes due 2021, which aggregated $1,068 million in principal amount, to make the associated make-whole payments for early redemption of these notes, and to contribute to the repayment of $258 million in principal amount of 3.375% notes that matured in October 2015. As a result of the redemption of the 8.5% notes, which occurred during fiscal 2015, the Company recorded a charge to Other expense, net within the Consolidated Statement of Operations as a loss on extinguishment of debt of $81 million during the fourth quarter of fiscal 2015. The Company will record a charge of $168 million as a loss on extinguishment of debt within the Consolidated Statements of Operations related to the early extinguishment of the 7.0% notes due 2019 and 6.875% notes due 2021 in the first quarter of fiscal 2016. As a result of the issuance of debt and redemptions described above, the Company’s outstanding long-term debt as of October 15, 2015 was $2,159 million with a weighted average annual interest rate of 3.7% compared to $1,443 million with a weighted average annual interest rate of 6.5% as of September 26, 2014. See Note 9 to the Consolidated Financial Statements.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of approximately 900 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our fiscal 2015 net revenue by geographic area.

Fiscal 2015 Net Revenue by Geographic Area
Our end-use customers, to whom we may sell directly or through wholesalers, distributors, commercial builders or contractors, are also broadly diversified and include:

•	Commercial customers, including residential and commercial property developers, financial institutions, food service businesses and commercial enterprises;

•	Industrial customers, including companies in the oil and gas, power generation, mining, petrochemical and other industries;

•	Retail and small business customers, including international, regional and local consumer outlets, from national chains to specialty stores;

•	Institutional customers, including a broad range of healthcare facilities, academic institutions, museums and foundations;

•
Governmental customers, including federal, state and local governments, defense installations, mass transportation networks, public utilities and other government-affiliated entities and applications; and

•	Residential customers outside of North America, including owners of single family homes and local providers of a wide range of goods and services.
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

Because we are a global business, with approximately 51% of our revenue generated outside the United States, and because our financial statements are prepared in U.S. Dollars, our results of operations are impacted by changes in foreign currency exchange rates. During the year, the U.S. Dollar has remained strong against the currencies of most of the significant non-U.S. jurisdictions where we operate. The most significant impact on our results has been due to the strengthening of the U.S. Dollar as compared to the Euro which has unfavorably impacted our revenue and operating income during fiscal 2015. The average U.S. Dollar to Euro exchange rate in fiscal 2015 was 1.15 as compared to 1.36 in fiscal 2014. Assuming that the exchange rates for our principal non-U.S. currencies (the Euro, British Pound, and the Canadian and Australian dollars) remain at current levels throughout 2016, we expect foreign currency exchange rates to unfavorably impact our GAAP reported revenue and operating income during fiscal 2016.
In addition, the Company sells its products and services into the petrochemical, oil and gas market. Revenue from this market vertical is spread across each of the Company’s segments, with the most significant exposure in the United Kingdom in the ROW Integrated Solutions & Services segment and in the Fire Protection Products business in the Global Products segment. As a result of volatility in oil prices during the year, this market vertical has seen significant changes in spending patterns, in particular with respect to capital expenditures. The revenue tied to this market vertical has been unfavorably impacted during fiscal 2015, and we expect weakness in this sector to continue in fiscal 2016.
Results of Operations
Consolidated financial information is as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Net revenue	$9,902	$10,332	$10,058
Net revenue (decline) growth	(4.2)%	2.7%	NA
Organic revenue growth	0.6%	2.6%	NA
Operating income	$884	$700	$712
Operating margin	8.9%	6.8%	7.1%
Interest income	$15	$14	$16
Interest expense	102	97	100
Other expense, net	82	1	29
Income tax expense	100	24	108
Equity income (loss) in earnings of unconsolidated subsidiaries	—	206	(48)
Income from continuing operations attributable to Tyco ordinary shareholders	617	797	446
Net Revenue:
Net revenue for the year ended September 25, 2015 decreased by $430 million, or 4.2%, to $9,902 million as compared to net revenue of $10,332 million for the year ended September 26, 2014. Changes in foreign currency exchange rates had an unfavorable impact of $622 million, or 6.0%, on net revenue. Net revenue growth was also unfavorably impacted by divestitures of $67 million, or 0.6%, in our ROW Integrated Solutions & Services segment. These declines were partially offset by the impact of acquisitions, which contributed $199 million, or 1.9%. On an organic basis, net revenue grew by $60 million, or 0.6%, year over year as a result of growth in our Global Products, and to a lesser extent, NA Integrated Solutions & Services segments, partially offset by a decline in our ROW Integrated Solutions & Services segment.
Net revenue for the year ended September 26, 2014 increased by $274 million, or 2.7%, to $10,332 million as compared to net revenue of $10,058 million for the year ended September 27, 2013. On an organic basis, net revenue grew by $262 million, or 2.6%, year over year, as a result of growth in all three segments, led primarily by Global Products, and to lesser extent, ROW and NA Integrated Solutions and Services. Net revenue was favorably impacted by acquisitions, which contributed $201 million, or 2.0%, primarily within our ROW Integrated Solutions & Services and Global Products segments. Net revenue growth was unfavorably impacted by divestitures of $107 million, or 1.1%, in our ROW and NA Integrated Solutions & Services segments. Changes in foreign currency exchange rates, primarily in our ROW Integrated Solutions & Services segment, also unfavorably impacted net revenue by $82 million, or 0.8%.

Cost of Revenue and Selling, General & Administrative ("SG&A")
The significant components of cost of product sales include material costs, labor and overhead costs, product shipping and warehousing costs. The significant components of cost of services include labor and employee related costs, depreciation expense, costs associated with our equipment and fleet of vehicles, telecommunication costs and material costs. The significant components of SG&A include compensation and compensation related costs, facility and maintenance expenses and professional fees.
Operating Income:
Operating income for the year ended September 25, 2015 increased $184 million, or 26.3%, to $884 million, as compared to operating income of $700 million for the year ended September 26, 2014. This increase is primarily due to the $452 million decline in asbestos-related charges, as well as a $51 million reduction in separation costs during the year ended September 25, 2015. In addition, improved execution, the benefits from cost-containment, and previous restructuring and productivity initiatives had a favorable impact on operating income. These items were partially offset by a $196 million increase in restructuring and repositioning charges as compared to the prior year, an $88 million decrease in legacy legal gains, and a $33 million increase in loss on divestitures. Foreign currency exchange rates had an unfavorable impact of $47 million. In addition, a $21 million insurance recovery related to China operations, and a $16 million gain related to a settlement with a former subsidiary (CIT) in fiscal year 2014 did not recur in fiscal year 2015.
Operating income for the year ended September 26, 2014 decreased $12 million, or 1.7%, to $700 million, as compared to operating income of $712 million for the year ended September 27, 2013. Operating income for the year ended September 26, 2014 was unfavorably impacted by asbestos related charges of $225 million relating to Yarway, a subsidiary of the Company at the time, and $240 million as a result of other asbestos related claims. Operating income for the year ended September 26, 2014 was favorably impacted by the reversal of a compensation reserve of $92 million established in respect of legacy litigation with former management, a gain of $16 million relating to a settlement with CIT, and a $21 million insurance recovery related to China operations. In addition, the year ended September 26, 2014 was also favorably impacted by a $100 million decline in environmental remediation costs related to our Global Products facility in Marinette, Wisconsin and a decrease in restructuring and repositioning charges of $38 million. See Note 12 to the Consolidated Financial Statements for further details on asbestos, environmental and legacy legal matters.
Items impacting operating income for fiscal 2015, 2014 and 2013 are as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Restructuring, repositioning and asset impairment charges, net	$289	$93	$131
Environmental remediation costs - Marinette	—	—	100
Asbestos related charges	10	462	12
Losses (gains) on divestitures	31	(2)	20
Separation costs	2	53	69
Legacy legal (gains) charges	(8)	(96)	27
China insurance recovery	—	(21)	—
CIT settlement gain	—	(16)	—
Impact of foreign currency	47	13	14

We continue to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across our businesses. Additionally, we initiated certain global actions designed to reduce our cost structure and improve future profitability by streamlining operations and better aligning functions, which we refer to as repositioning actions. Based on its current outlook for end market economic conditions, the Company expects to incur between $75 million and $100 million of restructuring and repositioning charges in fiscal 2016. See Note 4 to the Consolidated Financial Statements.
Income (loss) from continuing operations attributable to Tyco ordinary shareholders:
Interest Income and Expense
Interest income was $15 million in 2015, as compared to $14 million and $16 million in 2014 and 2013, respectively.
Interest expense was $102 million in 2015, as compared to $97 million and $100 million in 2014 and 2013, respectively. The weighted-average interest rate on total debt outstanding was 4.38% for fiscal 2015, and 6.5% for both fiscal 2014 and 2013. The increase in interest expense for fiscal 2015 was primarily due to the net increase in debt during fiscal 2015 resulting from the various debt transactions in February and September as described above. See Note 9 to the Consolidated Financial Statements. As a result of the debt refinancing, the Company expects its weighted average interest rate to be 3.7% for 2016 on approximately $2.2 billion of long-term debt. See Note 21 to our Consolidated Financial Statements.
Other Expense, Net
Significant components of other expense, net for fiscal 2015, 2014 and 2013 are as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Loss on extinguishment of debt (see Note 9 to the Consolidated Financial Statements)	$(81)	$—	$—
2012 Tax Sharing Agreement (loss) income (see Note 6 to the Consolidated Financial Statements)	(2)	15	(32)
2007 Tax Sharing Agreement loss (see Note 6 to the Consolidated Financial Statements)	(5)	(21)	—
Other	6	5	3
	$(82)	$(1)	$(29)
Effective Income Tax Rate
Our effective income tax rate was 14.0% during the year ended September 25, 2015. Our effective tax rate is affected by the mix of jurisdictions in which income is earned. Our effective tax rate for the year was unfavorably impacted by an increase in valuation allowance when the Company determined that it was more-likely-than not that a portion of our state deferred tax assets would not be realized, partially offset by a reversal of valuation allowance when a tax law change in a non-US jurisdiction affected the Company’s ability to determine that it was more-likely-than-not that our deferred tax assets would be realized. The year was favorably impacted by the increase in non-recurring repositioning and restructuring expenses described above, which were primarily incurred in high tax jurisdictions.

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
Our effective income tax rate was 18.0% during the year ended September 27, 2013. Our effective tax rate for the year was favorably impacted by taxes on the environmental remediation charges incurred during the second quarter of 2013, partially offset by Tax Sharing Agreement adjustments incurred throughout the year and enacted tax law changes in the fourth quarter of 2013.
The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as the geographic mix of income before taxes.  The Company has operations and a taxable presence in nearly 60 countries outside the U.S.  All of these countries have a tax rate that is lower than the rate in the U.S.  The countries in which the Company has a material presence that have lower tax rates compared to the U.S. include Canada, Australia, Ireland, Germany, Switzerland and the United Kingdom.  The Company's ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates and tax laws in these countries.  Based on the dispersion of the Company's non-U.S. income and management’s current assessment of the likelihood and magnitude of any potential change to statutory tax rates or tax laws affecting the Company, any such changes are not expected to materially affect the Company's income tax provision or net income, aside from any one-time adjustment to reflect the impact of the change in the tax rate to the Company's deferred tax balances.
The valuation allowance for deferred tax assets of $2.0 billion as of both September 25, 2015 and September 26, 2014, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. Specifically, the valuation allowance as of September 25, 2015 and September 26, 2014 includes separation related charges associated with the early extinguishment of debt which further increased a net operating loss carryforward which the Company does not expect to realize in future periods. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets within the Company's Consolidated Balance Sheets.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Substantially all of these potential tax liabilities are recorded in Other liabilities within the Consolidated Balance Sheets as payment is not expected within one year.
Equity Income (Loss) in Earnings of Unconsolidated Subsidiaries
Equity income (loss) in earnings of unconsolidated subsidiaries was nil in fiscal 2015. Fiscal 2014 and 2013 reflect our share of Atkore's net income or loss, which was accounted for under the equity method of accounting. Equity income (loss) in earnings of unconsolidated subsidiaries during the years ended September 26, 2014 and September 27, 2013 was a gain of $206 million and loss of $48 million, respectively.
On April 9, 2014, Atkore redeemed all of our remaining common equity stake in it for aggregate cash proceeds of $250 million. We recognized a net gain of $216 million related to this transaction, which was comprised of a $227 million gain on the sale of the equity investment, partially offset by an $11 million loss, which was our share of loss on Atkore's debt extinguishment undertaken in connection with the redemption. See Note 3 to the Consolidated Financial Statements.
Segment Results
The following chart reflects our net revenue by segment, as well as the percent of net revenue by segment, for the years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively.

The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Integrated Solutions & Services
NA Integrated Solutions & Services designs, sells, installs, services and monitors integrated electronic security systems and integrated fire detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in North America.
Financial information for NA Integrated Solutions & Services for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 were as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Net revenue	$3,879	$3,876	$3,891
Net revenue growth (decline)	0.1%	(0.4)%	NA
Organic revenue growth	1.1%	1.0%	NA
Operating income	$542	$450	$388
Operating margin	14.0%	11.6%	10.0%
Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2015 Compared to Fiscal 2014	Fiscal 2014 Compared to Fiscal 2013
Organic revenue growth	$44	$37
Acquisitions	11	19
Divestitures	—	(42)
Impact of foreign currency	(52)	(29)
Total change	$3	$(15)
Net revenue increased $3 million to $3,879 million for the year ended September 25, 2015 as compared to $3,876 million for the year ended September 26, 2014. On an organic basis, net revenue grew by $44 million, or 1.1%, driven by increases in both integrated solutions and service revenue. Net revenue was also favorably impacted by $11 million, or 0.3%, due to acquisitions made during fiscal 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $52 million, or 1.3%.
Net revenue decreased $15 million, or 0.4% to $3,876 million for the year ended September 26, 2014 as compared to $3,891 million for the year ended September 27, 2013. On an organic basis, net revenue grew by $37 million, or 1.0%, due to increases in both integrated solutions and service revenue. The impact of acquisitions was $19 million, or 0.5%, due to the acquisition of Westfire, Inc. ("Westfire"), a fire protection services company, in the first quarter of fiscal 2014, which was integrated into the NA Integrated Solutions & Services and ROW Integrated Solutions and Services segments. Net revenue was unfavorably impacted by $42 million, or 1.1%, primarily due to the divestiture of our North America guarding business in the third quarter of fiscal 2013.
Operating Income
Operating income for the year ended September 25, 2015 increased $92 million, or 20.4%, to $542 million, as compared to operating income of $450 million for the year ended September 26, 2014. Operating income for the year ended September 25, 2015 increased due to a $49 million decline in separation costs. In addition, improved execution, cost containment, and the benefits from previous restructuring and productivity initiatives had a favorable impact on operating income during the fiscal year. These items were partially offset by a $36 million increase in restructuring and repositioning charges.
Operating income for the year ended September 26, 2014 increased $62 million, or 16.0%, to $450 million, as compared to operating income of $388 million for the year ended September 27, 2013. Operating income for the year ended September 26, 2014 increased due to a higher mix of service revenue, improved execution, lower restructuring and repositioning charges, and savings realized from restructuring activities and productivity initiatives.

Key items impacting operating income for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 were as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Separation costs	$2	$51	$49
Restructuring, repositioning and asset impairment charges, net	49	13	36
ROW Integrated Solutions & Services:
ROW Integrated Solutions & Services designs, sells, installs, services and monitors integrated electronic security systems and integrated fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in our Continental Europe, United Kingdom, Asia, Pacific and Growth Markets regions, which are collectively our ROW regions.
Financial information for ROW Integrated Solutions & Services for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 were as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Net revenue	$3,432	$3,912	$3,828
Net revenue (decline) growth	(12.3)%	2.2%	NA
Organic revenue (decline) growth	(1.3)%	2.1%	NA
Operating income	$243	$412	$336
Operating margin	7.1%	10.5%	8.8%
Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2015 Compared to Fiscal 2014	Fiscal 2014 Compared to Fiscal 2013
Organic revenue (decline) growth	$(51)	$78
Acquisitions	60	119
Divestitures	(67)	(67)
Impact of foreign currency	(422)	(46)
Total change	$(480)	$84
Net revenue decreased $480 million, or 12.3%, to $3,432 million for the year ended September 25, 2015 as compared to $3,912 million for the year ended September 26, 2014. Changes in foreign currency exchanges rates unfavorably impacted net revenue by $422 million, or 10.8%. Net revenue was also unfavorably impacted by $67 million, or 1.7% due to divestitures in the Asia and Pacific regions. On an organic basis, net revenue declined by $51 million, or 1.3%, primarily in the United Kingdom and Pacific regions as a result of pressure within the oil and gas and mining industries, respectively, which were partially offset by an increase within Growth Markets. Net revenue was favorably impacted by $60 million, or 1.5%, primarily due to the acquisitions within Growth Markets and the United Kingdom.
Net revenue increased $84 million, or 2.2%, to $3,912 million for the year ended September 26, 2014 as compared to $3,828 million for the year ended September 27, 2013. On an organic basis, net revenue grew by $78 million, or 2.1%, and was driven by integrated solutions and service growth in Growth Markets and integrated solutions growth in Asia. Growth in these regions were offset by declines in both integrated solutions and service revenue in our Pacific, and to a lesser extent, Continental Europe regions. Net revenue was favorably impacted by $119 million, or 3.1%, primarily due to the acquisitions within the Growth Markets and our Pacific regions during fiscal 2014 and 2013. Net revenue was unfavorably impacted by $67 million, or 1.8% due to divestitures in the Pacific region. Changes in foreign currency exchanges rates unfavorably impacted net revenue by $46 million, or 1.2%.

Operating Income
Operating income for the year ended September 25, 2015 decreased $169 million, or 41.0%, to $243 million, as compared to operating income of $412 million for the year ended September 26, 2014. Operating income was unfavorably impacted by a $73 million increase in restructuring and repositioning charges and a $13 million increase in loss on divestitures. Foreign currency exchange rates had an unfavorable impact of $27 million. In addition, operating income for fiscal 2014 included a China insurance recovery of $21 million which did not recur in fiscal 2015. The impact of lower revenue was partially offset by the benefits of cost-containment initiatives and previous productivity and restructuring actions.
Operating income for the year ended September 26, 2014 increased $76 million, or 22.6%, to $412 million, as compared to operating income of $336 million for the year ended September 27, 2013. Operating income for the year ended September 26, 2014 was favorably impacted by a decrease in restructuring and repositioning charges and loss on divestitures, a $21 million insurance recovery related to China and the benefit of ongoing productivity initiatives, partially offset by a lower mix of high-margin service revenue in the Pacific region.
Key items impacting operating income for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 were as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Restructuring, repositioning and asset impairment charges, net	$104	$31	$64
China insurance recovery	—	(21)	—
Loss on divestitures	14	1	14
Impact of foreign currency	27	10	12
Global Products:
Global Products designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Integrated Solutions & Services segments.
Financial information for Global Products for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 were as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Net revenue	$2,591	$2,544	$2,339
Net revenue growth	1.8%	8.8%	NA
Organic revenue growth	2.6%	6.3%	NA
Operating income	$405	$458	$307
Operating margin	15.6%	18.0%	13.1%
Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Fiscal 2015 Compared to Fiscal 2014	Fiscal 2014 Compared to Fiscal 2013
Organic revenue growth	$67	$147
Acquisitions	128	63
Impact of foreign currency	(148)	(7)
Other	—	2
Total change	$47	$205

Net revenue increased $47 million, or 1.8%, to $2,591 million for the year ended September 25, 2015 as compared to $2,544 million for the year ended September 26, 2014. On an organic basis, net revenue grew by $67 million, or 2.6%, primarily driven by our security products and life safety businesses. Net revenue was favorably impacted by $128 million, or 5.0% from acquisitions across all three businesses, primarily in our life safety and fire products businesses. Changes in foreign currency exchange rates unfavorably impacted net revenue by $148 million, or 5.8%.
Net revenue increased $205 million, or 8.8%, to $2,544 million for the year ended September 26, 2014 as compared to $2,339 million for the year ended September 27, 2013. On an organic basis, net revenue grew by $147 million, or 6.3%, driven by increases across all three of our product platforms, primarily in security products. The impact of acquisitions was $63 million, or 2.7%, primarily due to the acquisition of Exacq Technologies, a developer of open architecture video management systems for security and surveillance applications, during 2013.
Operating Income
Operating income for the year ended September 25, 2015 decreased $53 million, or 11.6%, to $405 million, as compared to operating income of $458 million for the year ended September 26, 2014. The decrease was driven mainly by a $21 million increase in restructuring and repositioning charges, a $17 million loss on divestiture and additional investments in research and development. Foreign currency exchange rates had an unfavorable impact of $16 million. These items were partially offset by net revenue growth, as well as the benefit of cost-containment initiatives and previous productivity and restructuring actions.
Operating income for the year ended September 26, 2014 increased $151 million, or 49.2%, to $458 million, as compared to operating income of $307 million for the year ended September 27, 2013. The increase was driven by net revenue growth in fiscal 2014 and the unfavorable impact of an environmental remediation charge in fiscal 2013, partially offset by additional investments in research and development and sales and marketing costs. See Note 12 to the Consolidated Financial Statements.
Key items impacting operating income for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 were as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Environmental remediation costs - Marinette	$—	$—	$100
Restructuring, repositioning and asset impairment charges, net	33	12	12
Loss on divestitures	17	—	—
Impact of foreign currency	16	—	1
Corporate and Other
Corporate expense decreased $314 million, or 50.6%, to $306 million for the year ended September 25, 2015 as compared to $620 million for the year ended September 26, 2014. The decrease in expense was primarily due to a reduction of $452 million in asbestos-related charges as compared to the prior period. This was partially offset by a $66 million increase in restructuring and repositioning charges, an $87 million decrease in legacy legal gains, and to a lesser extent, a $16 million gain related to a settlement with a former subsidiary which did not recur in fiscal 2015.
Corporate expense increased $301 million, or 94.4%, to $620 million for the year ended September 26, 2014 as compared to $319 million for the year ended September 27, 2013. The increase in Corporate expense for the year ended September 26, 2014 was primarily due to asbestos related charges of $225 million relating to Yarway, and $240 million related to other asbestos related claims. The increase in expense was also due to higher restructuring, repositioning and asset impairment charges, partially offset by a $96 million reversal and recoveries from settlements with former management. The increase in expense was also partially offset to a lesser extent by lower separation costs and a gain related to a legal settlement with CIT. See Note 12 to the Consolidated Financial Statements.

Key items included in corporate expense for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 were as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Legacy legal (gains) charges	$(9)	$(96)	$27
Separation costs	—	2	20
Restructuring, repositioning and asset impairment charges, net	103	37	19
Asbestos related charges	10	462	12
CIT settlement gain	—	(16)	—
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
Asbestos-Related Contingencies and Insurance Receivables—We and certain of our subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. We estimate the liability and corresponding insurance recovery for pending and future claims and defense costs based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2056 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Periodically, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on a periodic basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
In connection with the recognition of liabilities for asbestos-related matters, we record asbestos-related insurance recoveries that are probable. The estimate of asbestos-related insurance recoveries represents estimated amounts due to us for previously paid and settled claims and the probable reimbursements relating to estimated liability for pending and future claims. In determining the amount of insurance recoverable, we consider available insurance, allocation methodologies, solvency and creditworthiness of the insurers. See Note 12 to the Consolidated Financial Statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.
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
When testing for goodwill impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. Based upon our most recent annual impairment test completed as of June 29, 2015, it is more likely than not that the fair value of each reporting unit was in excess of its carrying value.
We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed during the fourth quarter of fiscal 2015.
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
Pension and Postretirement Benefits—Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions resulting in actuarial gains and losses. For active plans, such actuarial gains and losses will be amortized over the average expected service period of the participants and in the case of inactive plans over the average remaining life expectancy of participants. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase the present value of pension obligations by approximately $86 million and increase our annual pension expense by approximately $1 million. We consider the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions in determining the expected long-term return on plan assets. A 25 basis point decrease in the expected long-term return on plan assets would increase our annual pension expense by approximately $5 million.
Liquidity and Capital Resources
A fundamental objective of the Company is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of its core businesses around the world.
The primary source of funds to finance our operations and capital expenditures is cash generated by operations. In addition, we maintain a $1.5 billion commercial paper program, backed up by a committed revolving credit facility, and have access to equity and debt capital from public and private sources. We continue to balance our operating, investing, and financing uses of cash through investments and acquisitions in our core businesses, dividends, and share repurchases. In addition, we believe our available cash, amounts available under our credit facility, commercial paper program and cash provided by operating activities will be adequate to cover our operational, capital and other business needs in the foreseeable future. To the extent it is necessary for us to finance our cash needs through the issuance of commercial paper, by accessing our committed revolving credit facility, or through other public or private sources, our cost of funding may increase depending on market conditions at the time of such borrowing.
As of September 25, 2015 and September 26, 2014, our cash and cash equivalents, short- and long-term debt at carrying value, and Tyco shareholder's equity are as follows:

	As of		Credit Availability as of
($ in millions)	September 25, 2015	September 26, 2014	September 25, 2015
Cash and cash equivalents	$1,401	$892	$—
Total debt (excluding revolving credit facility) (1)	3,146	1,463	—
Revolving credit facility	—	—	1,500
Total Tyco shareholders' equity	4,041	4,647	—
Total debt as a % of total capital (2)	43.8%	23.9%	NA
(1) On October 14, 2015, the Company redeemed its outstanding $242 million aggregate principal amount 7.0% notes due 2019 and $462 million aggregate principal amount 6.875% notes due 2021, which were classified as current as of September 25, 2015. On October 15, 2015, the Company repaid $258 million aggregate principal amount of 3.375% notes due 2015, which matured on such date. See Note 21 to the Consolidated Financial Statements. After such repayments, the Company's total debt and total debt as a percentage of total capital were $2,178 million and 35.0%, respectively.
(2) Total capital represents the aggregate amount of total debt and total shareholders' equity which was $7,187 million and $6,110 million as of September 25, 2015 and September 26, 2014, respectively.
Significant uses of capital that are expected in the near- to mid-term include expenditures for (i) capital expenditures and dealer investments in annual amounts expected to approximate 3% to 3.5% of total revenues, (ii) the funding of potential tax liabilities or settlements (see Note 6 to the Consolidated Financial Statements), including with respect to the divestiture of our ADT Korea business (see Note 3 to the Consolidated Financial Statements), with respect to which the amounts and timing are uncertain, (iii) estimated restructuring payments, of which $145 million has been accrued as a current liability as of September 25, 2015 (see Note 4 to the Consolidated Financial Statements) and (iv) quarterly dividend payments, of which $87 million has been accrued as of September 25, 2015 (see Note 14 to the Consolidated Financial Statements). The Company intends to fund these capital uses through a combination of available cash, cash generated from operations, borrowing in the commercial paper market or under its revolving credit facility, and borrowing in public or private markets for debt securities. In addition, the Company intends, in its discretion, to pursue strategically important acquisitions, may repurchase its shares from time to time and may engage in other capital market activities, in each case depending on a number of factors, including the Company’s strategic priorities, its financial condition and results of operations, the capital requirements of the Company’s businesses, industry and capital markets factors and other relevant factors.

Sources and uses of cash
In summary, our cash flows from operating, investing, and financing from continuing operations for fiscal 2015, 2014 and 2013 were as follows:

	For the Years Ended
($ in millions)	September 25, 2015	September 26, 2014	September 27, 2013
Net cash provided by operating activities	$542	$829	$701
Net cash used in investing activities	(862)	(221)	(544)
Net cash provided by (used in) financing activities	862	(259)	(427)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes, asbestos liabilities and other items impact reported cash flow.
The net change in working capital reduced operating cash flow by $671 million in fiscal 2015. The significant changes in working capital included a $338 million decrease in the gross asbestos liabilities, a $149 million increase in accounts receivable, a $44 million increase in inventories, a $33 million increase in prepaid expenses and other current assets, and a $32 million decrease in deferred revenue, partially offset by a $32 million decrease in asbestos insurance assets.
On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a structure dedicated to resolving certain historic Grinnell asbestos liabilities. Pursuant to this transaction, a subsidiary of the Company acquired certain assets of Grinnell and transferred cash and other assets totaling approximately $278 million to the structure. The cash and other assets transferred to the structure have been designated as restricted by the Company. In addition, on the effective date of Yarway’s Chapter 11 plan of reorganization, which occurred in August 2015, the Company contributed approximately $325 million to an asbestos settlement trust that conformed to the provisions of Section 524(g) of the U.S. Bankruptcy Code. See Note 12 to the Consolidated Financial Statements for information regarding asbestos.
The net change in working capital reduced operating cash flow by $56 million in fiscal 2014. The significant changes in working capital included a $327 million decrease in accrued expenses and other liabilities, a $99 million increase in contracts in progress, a $96 million increase in accounts receivable, and a $93 million increase in asbestos insurance assets, partially offset by a $532 million increase in gross asbestos liabilities, and a $54 million increase in accounts payable.
The net change in working capital reduced operating cash flow by $384 million in fiscal 2013. The significant changes in working capital included a $141 million decrease in accrued and other liabilities, an $80 million decrease gross asbestos liabilities, a $73 million increase in accounts receivable, a $61 million increase in prepaid expenses and other assets, a $36 million increase in inventories, and a $33 million decrease in deferred revenue, partially offset by a $94 million decrease in asbestos insurance assets.
During fiscal 2015, 2014 and 2013, we paid approximately $101 million, $74 million and $81 million, respectively, in cash related to restructuring activities. See Note 4 to the Consolidated Financial Statements.
In connection with the 2012 Separation, we paid $2 million, $58 million and $165 million in separation costs during fiscal 2015, 2014 and 2013, respectively.
During fiscal 2015, 2014 and 2013, we made environmental remediation payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $7 million, $63 million and $51 million, respectively.
During fiscal 2015, 2014 and 2013, we made required contributions of $34 million, $54 million and $50 million, respectively, to our U.S. and non-U.S. pension plans. We also made voluntary contributions of nil during the years ended September 25, 2015, September 26, 2014 and September 27, 2013 to our U.S. plans. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2016 of $3 million for the U.S. plans and $26 million for non-U.S. plans.
Income taxes paid, net of refunds, related to continuing operations were $98 million, $102 million and $134 million in fiscal 2015, 2014 and 2013, respectively.
Interest paid, net of interest received, related to continuing operations was $87 million, $84 million and $80 million in fiscal 2015, 2014 and 2013, respectively.

Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures and acquisitions, proceeds derived from divestitures of businesses and assets and the purchase and sales and maturities of investments.
We made capital expenditures of $246 million, $288 million and $269 million during fiscal 2015, 2014 and 2013, respectively. The level of capital expenditures in fiscal year 2016 is expected to exceed the spending levels in fiscal year 2015 and is also expected to exceed depreciation expense.
During fiscal 2015, we paid cash for acquisitions totaling $583 million, net of $28 million cash acquired and $5 million of contingent consideration, for 12 acquisitions. The largest acquisition was Industrial Safety Technologies ("IST") for $327 million, net of $5 million cash acquired, which is being integrated into the Global Products segment. During 2014, we paid cash for acquisitions totaling $65 million, net of $1 million cash acquired, which was related to acquisitions included in our NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments. During 2013, we paid cash for acquisitions totaling $229 million, net of $9 million cash acquired, which primarily related to the acquisition of Exacq Technologies within our Global Products segment. See Note 5 to the Consolidated Financial Statements.
During fiscal 2015, 2014 and 2013, we received cash proceeds, net of cash divested, of $3 million, $1 million and $17 million, respectively, for divestitures. See Note 3 to the Consolidated Financial Statements.
During fiscal 2015, we made net purchases of investments of $2 million. This represented the purchase of $290 million of investments primarily consisting of exchange traded equity and fixed income funds, which are classified as available-for-sale investments. These investments were classified as restricted as they related to funding for asbestos matters. See Note 12 to the Consolidated Financial Statements for further details on asbestos. The purchases were partially offset by $288 million of receipts, primarily related to the maturity of time deposits. During fiscal 2014, we made net purchases of investments of $103 million. This primarily related to the purchase of time deposits of $275 million and $62 million of trading securities which serve to partially offset changes in the market value of liabilities for an unfunded non-qualified defined contribution pension plan. These purchases were partially offset by the liquidation of the portfolio of investments held by our captive insurance companies which served as collateral for our insurable liabilities. We now provide letters of credit as collateral. During fiscal 2013, we made net purchases of investments of $45 million.
During fiscal 2014, we also generated $250 million in proceeds from the sale of our equity method investment in Atkore. See Note 3 to our Consolidated Financial Statements.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock, and make dividend payments to shareholders.
During 2015, TIFSA issued €500 million aggregate principal amount of 1.375% notes due 2025, $750 million aggregate principal amount of 3.9% notes due 2026, and $750 million aggregate principal amount of 5.125% notes due 2045, which were fully and unconditionally guaranteed by the Company and TIFSCA. TIFSA received proceeds before issuance costs of approximately $2,059 million. During 2015, the Company used the net proceeds of the aforementioned offering and paid cash of $445 million to redeem the $364 million aggregate principal amount of 8.5% notes due 2019, resulting in a loss on extinguishment of debt of $81 million. This loss represents the make-whole premium related to the 2019 notes and was recorded in Other expense, net within the Consolidated Statements of Operations. See Note 9 to the Consolidated Financial Statements. In addition and subsequent to fiscal year end, on October 14, 2015, the Company redeemed its outstanding $242 million aggregate principal amount 7.0% notes due 2019 and $462 million aggregate principal amount 6.875% notes due 2021, which were classified as current as of September 25, 2015. Also, on October 15, 2015, the Company repaid $258 million aggregate principal amount of 3.375% notes due 2015, which matured on such date. See Note 21 to the Consolidated Financial Statements.
On August 7, 2015, TIFSA entered into an Amended and Restated Five-Year Senior Unsecured Credit Agreement in the aggregate amount of $1.5 billion (the “2015 Credit Agreement”). The 2015 Credit Agreement amends and restates TIFSA's existing Five-Year Senior Unsecured Credit Agreement, dated June 22, 2012 (the “2012 Credit Agreement”), which provided for revolving credit commitments in the aggregate amount of $1.0 billion, and which was scheduled to expire on June 22, 2017. As of September 25, 2015 and September 26, 2014, there were no amounts drawn under our revolving credit facilities. See Note 9 to the Consolidated Financial Statements.
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
As of September 25, 2015 and September 26, 2014, TIFSA had no commercial paper outstanding. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program was $1.5 billion as of September 25, 2015.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. In January 2013, the Company's Board of Directors approved a $600 million share repurchase program. In March 2014, and September 2014, the Company's Board of Directors authorized an additional $1.75 billion and $1 billion in share repurchases, respectively. During the year ended September 25, 2015, we repurchased approximately 10 million ordinary shares for $417 million. During the year ended September 26, 2014, we repurchased approximately 42 million ordinary shares for $1.8 billion. During the year ended September 27, 2013, we repurchased approximately 10 million ordinary shares for $300 million. See Note 14 to the Consolidated Financial Statements.
During fiscal years 2015, 2014 and 2013, we paid cash dividends of approximately $324 million, $311 million and $288 million, respectively. See Note 14 to the Consolidated Financial Statements.
During fiscal 2014, we paid $66 million in cash to purchase the remaining ownership interest of a joint venture in Brazil, which is part of the Company's ROW Integrated Solutions & Services segment. During both fiscal years 2015 and 2013, we paid cash of nil relating to purchases of ownership interests in joint ventures.
During fiscal year 2015, we paid contingent consideration of $24 million, $23 million of which related to the successful transfer of a business license in China to Tyco.
Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future.
Commitments and Contingencies
For a detailed discussion of contingencies related to tax and litigation matters and governmental investigations, see Notes 6 and 12 to the Consolidated Financial Statements.
Contractual Obligations
Contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and purchase obligations as of September 25, 2015 are as follows ($ in millions):

	Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
Debt principal(1)(3)	$962	$—	$67	$—	$—	$2,101	$3,130
Interest payments(2)(3)	270	80	79	77	77	1,165	1,748
Operating leases	183	151	113	81	45	58	631
Purchase obligations(4)	353	44	2	—	—	—	399
Total contractual cash obligations(5)	$1,768	$275	$261	$158	$122	$3,324	$5,908
_______________________________________________________________________________

(1)	Debt principal consists of the aggregate principal amount of our public debt outstanding, excluding debt discount or premium, swap activity and interest.

(2)	Interest payments consist of interest on our fixed interest rate debt.

(3)
After fiscal year end, on October 14, 2015, the Company completed the redemption of all of the outstanding $242 million aggregate principal amount of 7.0% notes due 2019 and $462 million aggregate principal amount of 6.875% notes due 2021. Interest payments in 2016 include a $172 million make-whole premium related to the redemption of these notes. In addition, on October 15, 2015, the Company repaid at maturity $258 million in principal amount of 3.375% notes due 2015.

(4)	Purchase obligations consist of commitments for purchases of goods and services.

(5)
Other long-term liabilities excluded from the above contractual obligation table primarily consist of the following: pension and postretirement costs (see Note 13 to the Consolidated Financial Statements), income taxes (see Note 6 to the Consolidated Financial Statements), warranties (see Note 10 to the Consolidated Financial Statements) and environmental liabilities (see Note 12 to the Consolidated Financial Statements). We are unable to estimate the timing of payment for these items due to the inherent uncertainties related to these obligations. However, the minimum required contributions to our pension plans are expected to be approximately $29 million in 2016 and we do not expect to make any material contributions in 2016 related to other postretirement benefit plans.
As of September 25, 2015, we recorded gross unrecognized tax benefits of $302 million and accrued interest and penalties of $40 million. We are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years; therefore, such amounts have been excluded from the above contractual obligation table. However, based on the current status of its income tax audits, the Company does not believe the unrecognized tax benefits that may be resolved in the next twelve months will be material. Although the Company had unrecognized tax benefits that, if recognized, would affect the effective tax rate, the Company had net operating loss carryforwards which would offset the cash impact of any such recognition of unrecognized tax benefits relating to the current year.
In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations or cash flows.
In connection with the 2012 Separation we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2012 Separation. Under the 2012 Tax Sharing Agreement, Pentair, Tyco and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to Tyco Flow Control's, Tyco's and ADT's U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities that were anticipated to be paid prior to the 2012 Separation (collectively, "Shared Tax Liabilities"). The Company will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Pentair, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. The timing and amounts of these payments are subject to a number of uncertainties and could change. See Notes 6 and 12, respectively, to the Consolidated Financial Statements.
In connection with the 2007 Separation, we entered into a liability sharing agreement regarding certain actions that were pending against Tyco prior to the 2007 Separation. Under the 2007 Separation and Distribution Agreement and 2007 Tax Sharing Agreement, we have assumed 27%, Medtronic has assumed 42% and TE Connectivity has assumed 31% of certain Tyco pre-Separation contingent and other corporate liabilities, which, as of September 25, 2015, primarily relate to tax contingencies and potential actions with respect to the spin-offs or the distributions made or brought by any third party.
Backlog
We had a backlog of unfilled orders of $4,562 million and $4,857 million as of September 25, 2015 and September 26, 2014, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Integrated Solutions & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Integrated Solutions & Services	ROW Integrated Solutions & Services	Global Products	Total
As of September 26, 2014
Backlog	$992	$997	$181	$2,170
Recurring revenue in force	1,243	1,140	—	2,383
Deferred revenue	266	38	—	304
Total Backlog	$2,501	$2,175	$181	$4,857
As of September 25, 2015
Backlog	$1,035	$820	$195	$2,050
Recurring revenue in force	1,229	1,013	—	2,242
Deferred revenue	235	35	—	270
Total Backlog	$2,499	$1,868	$195	$4,562

Backlog decreased $295 million, or 6.1%, to $4,562 million as of September 25, 2015 as compared to $4,857 million in the prior year. The net decrease in backlog as of September 25, 2015 was driven primarily by the unfavorable impact of changes in foreign currency of $355 million, or 7.3%, primarily related to ROW Integrated Solutions & Services. In addition, a divestiture of a business in our ROW Integrated Solutions & Services segment had an unfavorable impact of $104 million, or 2.1%. These impacts were partially offset by an increase in NA Integrated Solutions & Services backlog and to a lesser extent, the favorable impact of acquisitions.
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
During the year ended September 26, 2014, Tyco replaced available for sale investments held as collateral for the Company's insurable liabilities with letters of credit. As of September 25, 2015 and September 26, 2014, we had total outstanding letters of credit and bank guarantees of approximately $581 million and $662 million, respectively.
For a detailed discussion of guarantees and indemnifications, see Note 10 to the Consolidated Financial Statements.
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
The tables below detail the components of organic revenue growth and reconciles the non-U.S. GAAP measure to U.S. GAAP net revenue growth.
Fiscal 2015

	Net Revenue for Fiscal 2014	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2014 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth (Decline) Percentage(1)	Net Revenue for Fiscal 2015
	($ in millions)
NA Integrated Solutions & Services	$3,876	$—	$3,876	$(52)	$11	$44	1.1%	$3,879
ROW Integrated Solutions & Services	3,912	(67)	3,845	(422)	60	(51)	(1.3)%	3,432
Global Products	2,544	—	2,544	(148)	128	67	2.6%	2,591
Total Net Revenue	$10,332	$(67)	$10,265	$(622)	$199	$60	0.6%	$9,902
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2014 base revenue.

Fiscal 2014

	Net Revenue for Fiscal 2013	Base Year Adjustments (Divestitures)	Adjusted Fiscal 2013 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth Percentage(1)	Net Revenue for Fiscal 2014
	($ in millions)
NA Integrated Solutions & Services	$3,891	$(42)	$3,849	$(29)	$19	$37	1.0%	$3,876
ROW Integrated Solutions & Services	3,828	(67)	3,761	(46)	119	78	2.1%	3,912
Global Products	2,339	2	2,341	(7)	63	147	6.3%	2,544
Total Net Revenue	$10,058	$(107)	$9,951	$(82)	$201	$262	2.6%	$10,332
_______________________________________________________________________________

(1)	Organic revenue growth percentage based on adjusted fiscal 2013 base revenue.

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

•
our, and our employees' and agents' ability to comply with complex and continually changing laws and regulations that govern our international operations, including the U.S. Foreign Corrupt Practices Act, similar anti-bribery laws in other jurisdictions, a variety of export control, customs, privacy, currency exchange control and transfer pricing regulations, and our corporate policies governing these matters;

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

•
the possible effects on Tyco of future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from Tyco International's incorporation outside of the United States or deny U.S. government contracts to Tyco based upon its jurisdiction of incorporation;

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

Foreign Currency Exposures
We hedge a portion of our exposure to fluctuations in foreign currency exchange rates related to operating entities through the use of forward foreign currency exchange contracts. Additionally, for our corporate financing entities we manage the foreign currency exposure through a combination of multi-currency notional pool and forward contracts.
As of September 25, 2015 and September 26, 2014, the total gross notional amount of our foreign exchange contracts was $365 million and $258 million, respectively. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of September 25, 2015 and September 26, 2014 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended September 25, 2015 and September 26, 2014.
Our largest exposure to foreign exchange rates exists primarily with the British pound, Euro, Australian dollar and Canadian dollar against the U.S. dollar. The market risk related to the forward foreign currency exchange contract is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on September 25, 2015. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $3 million net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in a $3 million net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.
During the quarter ended March 27, 2015, we designated our 2025 Euro notes as a net investment hedge of our investments in certain international subsidiaries that use the Euro as their functional currency and intercompany permanent loans. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. See Note 11 to the Consolidated Financial Statements. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on September 25, 2015. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $51 million net increase in Other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $62 million net decrease in Other comprehensive income. However, these increases and decreases in Other comprehensive income would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.
As of September 25, 2015 and September 26, 2014, respectively, $1.4 billion and $1.5 billion of intercompany loans have been designated as permanent in nature. For the fiscal years ended September 25, 2015, September 26, 2014 and September 27, 2013, we recorded a cumulative translation loss of $161 million, loss of $28 million and gain of $3 million, respectively, through Accumulated other comprehensive loss related to these loans.
Interest Rate Exposures
We manage interest rate risk typically by using, from time to time, interest rate swap transactions with financial institutions acting as principal counterparties, which are designated as fair value hedges for accounting purposes. These swap transactions typically convert interest rates of fixed-rate debt to variable rates. Since September 28, 2012, TIFSA has had no outstanding interest rate swaps. Accordingly, as of September 25, 2015 and September 26, 2014, the total gross notional amount of our interest rate swap contracts was nil for both periods.

Item 8.    Financial Statements and Supplementary Data
The following consolidated financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:
Financial Statements:

Management's Responsibility for Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended September 25, 2015, September, 26, 2014 and September 27, 2013
Consolidated Statements of Comprehensive Income for the years ended September, 25, 2015, September 26, 2014 and September 27, 2013
Consolidated Balance Sheets as of the years ended September 25, 2015 and September 26, 2014
Consolidated Statements of Shareholders' Equity for the years ended September 25, 2015, September 26, 2014 and September 27, 2013
Consolidated Statements of Cash Flows for the years ended September 25, 2015, September 26, 2014 and September 27, 2013
Notes to Consolidated Financial Statements
Supplementary Financial Information
Selected Quarterly Financial Data (Unaudited)
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 25, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as and when required.
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 25, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its framework, Internal Control—Integrated Framework (2013). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our assessment and those criteria, management believes that the Company maintained effective internal controls over financial reporting as of September 25, 2015.
Our internal control over financial reporting as of September 25, 2015, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements included in this Form 10-K, and their report is also included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International plc:

We have audited the internal control over financial reporting of Tyco International plc and subsidiaries (the "Company"), formerly known as Tyco International Ltd. and subsidiaries, as of September 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 25, 2015 of the Company and our report dated November 13, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 13, 2015

Item 9B.    Other Information
None.
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning Directors and Executive Officers may be found under the proposal regarding the election of directors and under the captions "—Committees of the Board of Directors," and "—Executive Officers" in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders (the "2016 Proxy Statement"), which will be filed with the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2016 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption "Governance of the Company" in our 2016 Proxy Statement and is incorporated herein by reference.
Code of Ethics
We have adopted the Tyco Guide to Ethical Conduct, which applies to all employees, officers and directors of Tyco. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange. Our Guide to Ethical Conduct is posted on our website at www.tyco.com under the heading "About." We will also provide a copy of our Guide to Ethical Conduct to shareholders upon request. We disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.
Item 11.    Executive Compensation
Information concerning executive compensation may be found under the captions "Compensation Discussion & Analysis," "Executive Compensation Tables," "Compensation of Non-Employee Directors," and "Governance of the Company" of our 2016 Proxy Statement. Such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in our 2016 Proxy Statement set forth under the captions "Compensation Discussion & Analysis" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information in our 2016 Proxy Statement set forth under the captions "Governance of the Company" and "Committees of the Board" is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information in our 2016 Proxy Statement set forth under the proposal related to the election of auditors is incorporated herein by reference.

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

3.1
Memorandum and Articles of Association of Tyco International plc adopted September 8, 2014 (incorporated by reference to Exhibit 3.1 to Tyco International plc's Current Report on Form 8-K12B filed on November 17, 2014).

4.1
Assumption and Accession Agreement, dated as of November 17, 2014, by Tyco International plc (incorporated by reference to Exhibit 4.1 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).

4.2
Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 9, 2009).

4.3
Fourth Supplemental Indenture, dated as of January 12, 2011, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 3.75% notes due 2018 (Incorporated by reference to Exhibit 4.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 12, 2011).

4.4
Fifth Supplemental Indenture, dated as of January 12, 2011, by and among Tyco International Finance S.A., as issuer, Tyco International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 4.625% notes due 2023 (Incorporated by reference to Exhibit 4.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on January 12, 2011).

4.5
Supplemental Indenture 2014-1 to the 2009 Indenture, dated as of November 17, 2014, among Tyco International Ltd., Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).

4.6
Indenture, dated as of February 25, 2015 (the "2015 Indenture"), among Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A., and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Tyco International plc's Current Report on Form 8-K filed on February 25, 2015).

4.7
First Supplemental Indenture to the 2015 Indenture, dated as of February 25, 2015, among Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A., Deutsche Bank Trust Company Americas as trustee and as paying agent and Deutsche Bank Luxembourg S.A., as security registrar, transfer agent and authenticating agent relating to the issuer’s 1.375% Euro notes due 2025 (incorporated by reference to Exhibit 4.2 to Tyco International plc's Current Report on Form 8-K filed on February 25, 2015).

4.8
Second Supplemental Indenture to the 2015 Indenture, dated as of September 14, 2015, among Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A., Deutsche Bank Trust Company Americas, as trustee related to the issuer’s 3.9% notes due 2026 (incorporated by reference to Exhibit 4.1 to Tyco International plc's Current Report on Form 8-K filed on September 14, 2015).

Exhibit Number
4.9
Third Supplemental Indenture, dated as of September 14, 2015, among Tyco International Finance S.A., Tyco International plc, Tyco Fire & Security Finance S.C.A., Deutsche Bank Trust Company Americas, as trustee relating to the issuer’s 5.125% notes due 2045 (incorporated by reference to Exhibit 4.2 to Tyco International plc's Current Report on Form 8-K filed on September 14, 2015).

10.1	Tyco Ireland Deed of Indemnification (incorporated by reference to Exhibit 10.1 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).
10.2	Tyco Fire & Security (US) Management, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).
10.3
Tyco International Public Limited Company 2004 Share and Incentive Plan (incorporated by reference to Exhibit 10.3 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).(1)

10.4
Tyco International Public Limited Company 2012 Share and Incentive Plan (incorporated by reference to Exhibit 10.4 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).(1)

10.5	Tyco Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.5 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).(1)
10.6
Change in Control Severance Plan for Certain U.S. Officers and Executives (incorporated by reference to Exhibit 10.6 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).(1)

10.7	Severance Plan for U.S. Officers and Executives (incorporated by reference to Exhibit 10.7 to Tyco International plc's Current Report on Form 8-K filed on November 17, 2014).(1)
10.8
Employment Offer Letter dated April 2, 2012 between Tyco International Ltd. and George R. Oliver (Incorporated by reference to Exhibit 10.5 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.9
Employment Offer Letter dated May 3, 2012 between Tyco International Ltd. and Arun Nayar (Incorporated by reference to Exhibit 10.1 to Tyco International Ltd.'s Current Report on Form 8-K filed on May 8, 2012).(1)

10.10
Employment Offer Letter dated October 12, 2015 between Tyco International plc and Robert Olson (Incorporated by reference to Exhibit 10.1 to Tyco International plc's Current Report on Form 8-K filed on October 13, 2015).(1)

10.11
Agreement and General Release dated September 28, 2012 between Tyco International Ltd. and Edward D. Breen (Incorporated by reference to Exhibit 10.4 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.12
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2016 (Incorporated by reference to Exhibit 10.2 to Tyco International plc's Current Report on Form 8-K filed on October 13, 2015).(1)

10.13
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2015 (Incorporated by reference to Exhibit 10.9 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 26, 2014).(1)

10.14
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2014 (Incorporated by reference to Exhibit 10.9 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 27, 2013 filed on November 14, 2013).(1)

10.15
Form of terms and conditions for Option Awards, Restricted Unit Awards and Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2013 (Incorporated by reference to Exhibit 10.11 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.16
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Share and Incentive Plan (Incorporated by reference to Exhibit 10.13 to Tyco International Ltd.'s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012).(1)

10.17
Amended and Restated Five-Year Senior Unsecured Credit Agreement, dated as of August 7, 2015, among Tyco International Finance, S.A., Tyco International plc, each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill, Lynch, Pierce, Fenner & Smith, as bookrunners and lead arrangers. (Incorporated by reference to Exhibit 10.1 to Tyco International plc's Current Report on Form 8-K filed on August 11, 2015).

10.18
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

Exhibit Number
10.20
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Tyco International Ltd., Tyco International Finance S.A. and The ADT Corporation (Incorporated by reference to Exhibit 10.2 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 1, 2012).

10.21
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 10.3 to Tyco International Ltd.'s Current Report on Form 8-K filed on October 1, 2012).

21.1	Subsidiaries of Tyco International plc (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Filed herewith).
24.1	Power of Attorney with respect to Tyco International Ltd. signatories (filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101
Financial statements from the Annual Report on Form 10-K of Tyco International plc for the fiscal year ended September 25, 2015 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Consolidated Financial Statements.

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
Arun Nayar Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on November 13, 2015 in the capacities indicated below.

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

TYCO INTERNATIONAL PLC

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
Dedication to Governance, Controls and Financial Reporting
Throughout 2015, we continued to maintain and enhance internal controls over financial reporting, disclosures and corporate governance practices. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote the necessary resources to maintain and improve our internal controls and corporate governance.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International plc:

We have audited the accompanying consolidated balance sheets of Tyco International plc and subsidiaries ("the Company"), formerly known as Tyco International Ltd. and subsidiaries, as of September 25, 2015 and September 26, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 25, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco International plc and subsidiaries as of September 25, 2015 and September 26, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 25, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 13, 2015

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions, except per share data)

	2015	2014	2013
Revenue from product sales	$5,965	$6,218	$5,850
Service revenue	3,937	4,114	4,208
Net revenue	9,902	10,332	10,058
Cost of product sales	4,072	4,250	3,985
Cost of services	2,198	2,297	2,404
Selling, general and administrative expenses	2,573	3,037	2,838
Separation costs (see Note 2)	—	1	8
Restructuring and asset impairment charges, net (see Note 4)	175	47	111
Operating income	884	700	712
Interest income	15	14	16
Interest expense	(102)	(97)	(100)
Other expense, net	(82)	(1)	(29)
Income from continuing operations before income taxes	715	616	599
Income tax expense	(100)	(24)	(108)
Equity income (loss) in earnings of unconsolidated subsidiaries	—	206	(48)
Income from continuing operations	615	798	443
(Loss) income from discontinued operations, net of income taxes	(66)	1,041	90
Net income	549	1,839	533
Less: noncontrolling interest in subsidiaries net (loss) income	(2)	1	(3)
Net income attributable to Tyco ordinary shareholders	$551	$1,838	$536
Amounts attributable to Tyco ordinary shareholders:
Income from continuing operations	$617	$797	$446
(Loss) income from discontinued operations	(66)	1,041	90
Net income attributable to Tyco ordinary shareholders	$551	$1,838	$536
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$1.47	$1.75	$0.96
(Loss) income from discontinued operations	(0.16)	2.29	0.19
Net income attributable to Tyco ordinary shareholders	$1.31	$4.04	$1.15
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$1.44	$1.72	$0.94
(Loss) income from discontinued operations	(0.15)	2.25	0.20
Net income attributable to Tyco ordinary shareholders	$1.29	$3.97	$1.14
Weighted average number of shares outstanding:
Basic	421	455	465
Diluted	427	463	472
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions)

	2015	2014	2013
Net income	$549	$1,839	$533
Other comprehensive (loss) income, net of tax
Foreign currency translation	(540)	(174)	(100)
Defined benefit and post retirement plans	(67)	(64)	79
Unrealized loss on marketable securities and derivative instruments	(9)	—	—
Total other comprehensive loss, net of tax	(616)	(238)	(21)
Comprehensive (loss) income	(67)	1,601	512
Less: comprehensive (loss) income attributable to noncontrolling interests	(2)	1	(3)
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(65)	$1,600	$515
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED BALANCE SHEETS
As of September 25, 2015 and September 26, 2014
(in millions, except per share data)

	September 25, 2015	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,401	$892
Accounts receivable, less allowance for doubtful accounts of $71 and $67, respectively	1,775	1,734
Inventories	627	625
Prepaid expenses and other current assets	776	1,051
Deferred income taxes	62	304
Assets held for sale	12	180
Total Current Assets	4,653	4,786
Property, plant and equipment, net	1,189	1,262
Goodwill	4,236	4,122
Intangible assets, net	871	712
Other assets	1,372	927
Total Assets	$12,321	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$987	$20
Accounts payable	785	825
Accrued and other current liabilities	1,686	2,114
Deferred revenue	382	400
Liabilities held for sale	5	118
Total Current Liabilities	3,845	3,477
Long-term debt	2,159	1,443
Deferred revenue	303	335
Other liabilities	1,938	1,871
Total Liabilities	8,245	7,126
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interest in businesses held for sale	—	13
Tyco Shareholders' Equity:
Ordinary shares, $0.01 and CHF 0.50 par value, 1,000,000,000 and 825,222,070 shares authorized, 422,400,870 and 486,363,050 shares issued as of September 25, 2015 and September 26, 2014	4	208
Ordinary A shares, €1.00 par value, 40,000 shares authorized, none outstanding as September 25, 2015	—	—
Preference shares, $0.01 par value, 100,000,000 shares authorized, none outstanding as of September 25, 2015	—	—
Ordinary shares held in treasury, 79,770 and 59,460,486 shares as of September 25, 2015 and September 26, 2014, respectively	(3)	(2,515)
Contributed surplus	716	3,306
Accumulated earnings	5,165	4,873
Accumulated other comprehensive loss	(1,841)	(1,225)
Total Tyco Shareholders' Equity	4,041	4,647
Nonredeemable noncontrolling interest	35	23
Total Equity	4,076	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,321	$11,809
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions)

	Number of Ordinary Shares	Ordinary Shares at Par Value (see Note 14)	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 28, 2012	462	$2,792	$(1,094)	$1,763	$2,499	$(966)	$4,994	$16	$5,010
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					536		536	(3)	533
Other comprehensive loss, net of tax						(21)	(21)		(21)
Reallocation of share capital to additional paid in capital		(2,584)		2,584			—		—
Dividends declared (See Note 14)				(298)			(298)		(298)
Shares issued from treasury for vesting of share based equity awards	12		512	(359)			153		153
Repurchase of ordinary shares	(10)		(300)				(300)		(300)
Compensation expense				63			63		63
Noncontrolling interest related to acquisitions (See Note 5)							—	10	10
Other	(1)		(30)	1			(29)		(29)
Balance as of September 27, 2013	463	$208	$(912)	$3,754	$3,035	$(987)	$5,098	$23	$5,121
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					1,838		1,838		1,838
Other comprehensive loss, net of tax						(238)	(238)		(238)
Dividends declared (See Note 14)				(316)			(316)		(316)
Shares issued from treasury for vesting of share based equity awards	6		240	(149)			91		91
Repurchase of ordinary shares	(42)		(1,833)				(1,833)		(1,833)
Compensation expense				72			72		72
Purchase of noncontrolling interest (See Note 5)				(55)			(55)		(55)
Other			(10)				(10)		(10)
Balance as of September 26, 2014	427	$208	$(2,515)	$3,306	$4,873	$(1,225)	$4,647	$23	$4,670
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions)

	Number of Ordinary Shares	Ordinary Shares at Par Value (see Note 14)	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Non- redeemable Non- controlling Interest	Total Equity
Balance as of September 26, 2014	427	$208	$(2,515)	$3,306	$4,873	$(1,225)	$4,647	$23	$4,670
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					551		551	(2)	549
Other comprehensive loss, net of tax						(616)	(616)		(616)
Cancellation of treasury shares		(34)	2,878	(2,844)			—		—
Dividends declared (See Note 14)				2	(259)		(257)		(257)
Conversion of Tyco International Ltd. common shares to Tyco International plc ordinary shares		(170)		170			—		—
Shares issued for vesting of share based equity awards	5		67	25			92		92
Repurchase of ordinary shares	(10)		(417)				(417)		(417)
Compensation expense				59			59		59
Noncontrolling interest related to acquisitions and divestitures							—	15	15
Other			(16)	(2)			(18)	(1)	(19)
Balance as of September 25, 2015	422	$4	$(3)	$716	$5,165	$(1,841)	$4,041	$35	$4,076
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions)

	2015	2014	2013
Cash Flows From Operating Activities:
Net income attributable to Tyco ordinary shareholders	$551	$1,838	$536
Noncontrolling interest in subsidiaries net (loss) income	(2)	1	(3)
Loss (income) from discontinued operations, net of income taxes	66	(1,041)	(90)
Income from continuing operations	615	798	443
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	342	358	379
Non-cash compensation expense	59	72	63
Deferred income taxes	20	(106)	6
Provision for losses on accounts receivable and inventory	56	45	68
Loss on the retirement of debt	81	—	—
Non-cash restructuring and asset impairment charges, net	3	2	1
Legacy legal matters	—	(92)	—
Loss (gain) on divestitures	31	(2)	20
(Gain) loss on sale of investments	(10)	(215)	42
Other non-cash items	16	25	63
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(149)	(96)	(73)
Contracts in progress	9	(99)	(20)
Inventories	(44)	(14)	(36)
Prepaid expenses and other assets	(33)	2	(61)
Asbestos insurance assets	32	(93)	94
Accounts payable	(21)	54	(11)
Accrued and other liabilities	(19)	(327)	(141)
Deferred revenue	(32)	(23)	(33)
Gross asbestos liabilities	(338)	532	(80)
Income taxes, net	(18)	28	(31)
Other	(58)	(20)	8
Net cash provided by operating activities	542	829	701
Net cash (used in) provided by discontinued operating activities	(3)	83	149
Cash Flows From Investing Activities:
Capital expenditures	(246)	(288)	(269)
Proceeds from disposal of assets	5	10	5
Acquisition of businesses, net of cash acquired	(583)	(65)	(229)
Acquisition of dealer generated customer accounts and bulk account purchases	(18)	(25)	(19)
Divestiture of businesses, net of cash divested	3	1	17
Sales and maturities of investments including restricted investments	288	283	182
Purchases of investments, including restricted investments	(290)	(386)	(227)
Sale of equity investment	—	250	—
(Increase) decrease in restricted cash	(20)	3	(8)
Other	(1)	(4)	4
Net cash used in investing activities	(862)	(221)	(544)
Net cash (used in) provided by discontinued investing activities	(37)	1,789	(111)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	364	830	475
Repayment of short-term debt	(364)	(831)	(505)
Proceeds from issuance of long-term debt	2,059	—	—
Repayment of long-term debt	(445)	—	—

Proceeds from exercise of share options	92	91	153
Dividends paid	(324)	(311)	(288)
Repurchase of ordinary shares by treasury	(417)	(1,833)	(300)
Purchase of noncontrolling interest	—	(66)	—
Transfer (to) from discontinued operations	(40)	1,872	68
Payment of contingent consideration	(24)	—	—
Other	(39)	(11)	(30)
Net cash provided by (used in) financing activities	862	(259)	(427)
Net cash provided by (used in) discontinued financing activities	40	(1,872)	(68)
Effect of currency translation on cash	(33)	(20)	(11)
Net increase (decrease) in cash and cash equivalents	509	329	(311)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	(30)
Cash and cash equivalents at beginning of period	892	563	844
Cash and cash equivalents at end of period	$1,401	$892	$563
Supplementary Cash Flow Information:
Interest paid	$102	$100	$99
Income taxes paid, net of refunds	98	102	134
See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International plc., a corporation organized under the laws of Ireland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The financial statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references to 2015, 2014 and 2013 are to Tyco's fiscal years ending September 25, 2015, September 26, 2014 and September 27, 2013, respectively.
Effective September 28, 2012, Tyco completed the spin-offs of The ADT Corporation ("ADT") and Pentair Ltd. (formerly known as Tyco Flow Control International Ltd. ("Tyco Flow Control")), formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. Immediately following the spin-off, Pentair, Inc. was merged with a subsidiary of Tyco Flow Control in a tax-free, all-stock merger (the "Merger"), with Pentair Ltd. ("Pentair") succeeding Pentair Inc. as an independent publicly traded company. The distribution was made on September 28, 2012, to Tyco shareholders of record on September 17, 2012. Each Tyco shareholder received 0.50 of an ordinary share of ADT and approximately 0.24 of a common share of Pentair for each Tyco common share held on the record date. The distribution was structured to be tax-free to Tyco shareholders except to the extent of cash received in lieu of fractional shares. The distributions, the Merger and related transactions are collectively referred to herein as the "2012 Separation".
Effective June 29, 2007, the Company completed the spin-offs of Covidien (subsequently acquired by Medtronic plc) and TE Connectivity, formerly the Healthcare and Electronics businesses of Tyco, respectively, into separate, public traded companies (the "2007 Separation") in the form of a tax-free distribution to Tyco shareholders.
During the fourth quarter of fiscal 2015, the Company changed the name of its North America Installation & Services and Rest of World Installation & Services segments to North America Integrated Solutions & Services and Rest of World Integrated Solutions & Services, respectively. The segment reporting structure is consistent with how management reviews the businesses, makes investing and resource decisions and assesses operating performance. The name changes better reflect the Company's focus on providing technology solutions that encompass a mix of products, services and consultation that is tailored to the unique needs of each customer. No changes were made to the current segment structure or underlying financial data that comprise each segment as a result of the name changes and there was no impact to previously disclosed segment information.
The Company operates and reports financial and operating information in the following three segments: North America Integrated Solutions & Services ("NA Integrated Solutions & Services"), Rest of World Integrated Solutions & Services ("ROW Integrated Solutions & Services") and Global Products. The Company also provides general corporate services to its segments which is reported as a fourth, non-operating segment, Corporate and Other.
Change of Jurisdiction— On May 30, 2014, Tyco entered into a Merger Agreement ("Merger Agreement") with Tyco International plc, a newly-formed Irish public limited company and a wholly-owned subsidiary of Tyco ("Tyco Ireland"). Under the Merger Agreement, Tyco merged with and into Tyco Ireland, with Tyco Ireland being the surviving company. This resulted in Tyco Ireland becoming Tyco's publicly-traded parent company and changed the jurisdiction of organization of Tyco from Switzerland to Ireland. Tyco's shareholders received one ordinary share of Tyco Ireland for each ordinary share of Tyco held immediately prior to the re-domicile to Ireland. The re-domicile to Ireland became effective in November 17, 2014.
Reclassifications— Certain prior period amounts have been reclassified to conform with the current period presentation. The Company completed the sale of several ROW Integrated Solutions & Services businesses during the third quarter of fiscal 2015. The assets and liabilities related to these ROW Integrated Solutions & Services businesses were classified as held for sale of as September 26, 2014, and the results of operations of two of these businesses are included in discontinued operations for all periods presented, as the criteria to be presented as a discontinued operation were not satisfied for the third business.
The Company expects to complete the sale of another of its ROW Integrated Solutions & Services businesses during the first half of fiscal 2016. The assets and liabilities of this business are classified as held for sale, and its results of operations are presented as discontinued operations for all periods presented. See Note 3.
Principles of Consolidation—Tyco conducts business through its operating subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares or has the ability to control through similar rights. Also, the Company consolidates variable interest entities ("VIE") in which the Company has the power to direct the

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company has a 52 or 53-week fiscal year that ends on the last Friday in September. Fiscal 2015, 2014 and 2013 were 52 week years which ended on September 25, 2015, September 26, 2014 and September 27, 2013, respectively. Fiscal 2016 will be a 53-week year which will end on September 30, 2016.
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

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

losses are made in the period in which they become determinable. Estimated warranty costs are included in total estimated contract costs and are accrued over the construction period of the respective contracts under percentage-of-completion accounting.
The Company recorded retainage receivables of $54 million and $53 million as of September 25, 2015 and September 26, 2014, respectively, of which $45 million and $42 million were unbilled, respectively. The retainage provisions consist primarily of fire protection contracts which become due upon contract completion and acceptance. The Company expects approximately $42 million to be collected during fiscal 2016, which are reflected in Accounts receivable within the Consolidated Balance Sheet as of September 25, 2015.
Research and Development—Research and development expenditures are expensed when incurred and are included in Cost of product sales within the Consolidated Statements of Operations, which amounted to $212 million, $193 million and $172 million for fiscal years 2015, 2014 and 2013, respectively, related to new product development. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.
Advertising—Advertising costs are expensed when incurred and are included in Selling, general and administrative expenses within the Consolidated Statements of Operations, which amounted to $22 million, $48 million and $60 million for fiscal years 2015, 2014 and 2013, respectively.
Acquisition Costs—Costs incurred to acquire new businesses, new product lines or similar assets are expensed when incurred and are included in Selling, general and administrative expenses within the Consolidated Statements of Operations. See Note 5.
Translation of Foreign Currency—For the Company's non-U.S. subsidiaries whose books are in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the period. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss within the Consolidated Statement of Shareholders' Equity.
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
Property, Plant and Equipment, Net—Property, plant and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for fiscal years 2015, 2014 and 2013 was $254 million, $267 million and $285 million, respectively, and is recorded in Cost of product sales, Cost of services and Selling, general and administrative expenses within the Consolidated Statement of Operations. Maintenance and repair expenditures are charged to expense when incurred. Except for pooled subscriber systems which are depreciated on an accelerated basis over a period of up to 15 years, depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 50 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Subscriber systems	Up to 14 years
Other machinery, equipment and furniture and fixtures	Up to 21 years
See below for discussion of depreciation method and estimated useful lives related to subscriber systems.
Subscriber System Assets, Dealer Intangibles and Related Deferred Revenue Accounts—The Company considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems outside of North America, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program, primarily outside of North America (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which Tyco retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retains ownership of the security system assets in a customer's place of business, or outside of North America, residence. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.
Costs related to the subscriber system equipment and installation are categorized as property, plant and equipment rather than deferred costs. Deferred costs associated with subscriber system assets represent direct and incremental selling expenses (such as commissions) related to acquiring the customer. Commissions related to up-front consideration paid by customers in connection with the establishment of the monitoring arrangement are determined based on a percentage of the up-front fees and do not exceed deferred revenue. Such deferred costs are recorded as non-current assets and are included in Other assets within the Consolidated Balance Sheets.
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

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the analysis of goodwill and indefinite-lived intangible assets for impairment. The Company elected to make the first day of the fourth quarter the annual impairment assessment date for all goodwill and indefinite-lived intangible assets.
When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. Based upon the Company’s most recent annual impairment test completed as of June 29, 2015, it is not more likely than not that the fair value of each reporting unit was less than its carrying value.
Indefinite-lived intangible assets consisting primarily of trade names and franchise rights are tested for impairment using either a relief-from-royalty method or excess earnings method, respectively.
Investments—The Company invests in debt and equity securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are recognized in Accumulated other comprehensive loss within the Consolidated Statement of Shareholders' Equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Unrealized gains and losses are recognized in Other income (expense), net for trading securities. Management determines the proper classification of investments at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments are recorded in Other income (expense), net within the Consolidated Statements of Operations.
Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Each reporting period, the Company evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. For equity investments in which the Company exerts significant influence over operating and financial policies but does not control, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in Equity income (loss) in earnings of unconsolidated subsidiaries or Selling, general and administrative expenses within the Consolidated Statements of Operations, depending on the nature of the investment. See Note 11.
Product Warranty—The Company records estimated product warranty costs at the time of sale. Products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. The warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. See Note 10.
Environmental Costs—The Company is subject to laws and regulations relating to protecting the environment. Tyco provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. See Note 12.
Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. See Note 6.
Asbestos-Related Contingencies and Insurance Receivables—The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made in the future during a defined period of time (the look-forward period). On a periodic basis, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

strategy. The Company also evaluates the recoverability of its insurance receivable on a periodic basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.
In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In determining the amount of insurance recoverable, the Company considers a number of factors, including available insurance, allocation methodologies, solvency and creditworthiness of the insurers. See Note 12.
Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurable liabilities, such as workers' compensation, are discounted using a risk-free rate of return when the pattern and timing of the future obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets was to reduce the obligation by $14 million to $67 million as of September 25, 2015 and by $17 million to $74 million as of September 26, 2014. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities. During fiscal 2013 and a portion of 2014, the captive insurance companies held certain investment accounts for the purpose of providing collateral for the Company's insurable liabilities. These investment accounts were liquidated during fiscal 2014. See Note 10.
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
All derivative financial instruments are reported within the Consolidated Balance Sheets at fair value. Derivatives used to economically hedge foreign currency denominated balance sheet items related to operating activities are reported in Selling, general and administrative expenses along with offsetting transaction gains and losses on the items being hedged. Derivatives used to manage the exposure to changes in interest rates are reported in Interest expense along with offsetting transaction gains and losses on the items being hedged within the Consolidated Statements of Operations. Gains and losses on net investment hedges are included in the cumulative translation adjustment ("CTA") component of Accumulated other comprehensive loss to the extent they are effective within the Consolidated Statement of Shareholders' Equity. Gains and losses on derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive loss within the Consolidated Statement of Shareholders' Equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The Company classifies cash flows associated with the settlement of derivatives consistent with the nature of the transaction being hedged. The ineffective portion of all hedges, if any, is recognized currently in earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. See Note 11.

TYCO INTERNATIONAL PLC
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
Recently Adopted Accounting Pronouncements - In March 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to resolve diversity in practice on the accounting for CTA when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any CTA into net income when the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity which results in a substantially complete liquidation of the foreign entity; when the sale of an investment in a foreign entity results in the loss of a controlling financial interest; or where an acquirer obtains control of an acquiree in which it had an equity interest immediately before the acquisition date. The guidance does not change the requirement to release a pro rata portion of the CTA into net income upon a partial sale of an equity method investment that is a foreign entity. The guidance became effective for Tyco in the first quarter of fiscal 2015. The adoption of this guidance, which was applied on a prospective basis, did not have a material impact on the Company's financial position, results of operations or cash flows.
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
Recently Issued Accounting Pronouncements - In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has or will have a major effect on the Company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for Tyco in the first quarter of fiscal 2016. The adoption of the new guidance in the first quarter of fiscal 2016 may impact the presentation and disclosure of any future components classified as held for sale or completed disposals.
In May 2014, the FASB issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. The new standard allows for both retrospective and prospective methods of adoption. In August 2015, the FASB issued authoritative guidance to defer the effective date of this guidance, which for Tyco will be the first quarter of fiscal 2019, with early adoption permitted beginning the first quarter of fiscal 2018. The Company is currently in the process of determining the adoption method as well as assessing the impact the guidance will have upon adoption.
In May 2015, the FASB issued authoritative guidance which is intended to improve the existing disclosure requirements for short-duration contracts for insurance entities that issue such contracts. The guidance requires additional information to be disclosed about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates made in measuring those liabilities. This guidance is effective for Tyco in the first quarter of fiscal 2017, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.
In July 2015, the FASB issued authoritative guidance with the goal to simplify the existing guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance inventory is “measured at the lower of cost and net realizable value,” and does not apply to inventory which is measured using last-in, first-out or the retail method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for Tyco in the first quarter of fiscal 2017, with early adoption permitted on a prospective basis. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

In September 2015, the FASB issued authoritative guidance with the intent to reduce the cost and complexity to financial reporting when recognizing adjustments to provisional amounts in connection with a business combination. This guidance eliminates the requirement to restate prior period financial statements, but requires entities to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for Tyco in the first quarter of fiscal 2017, with early adoption permitted on a prospective basis. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

2. 2012 Separation Transaction
On September 28, 2012, the Company completed the spin-offs of ADT and Tyco Flow Control, formerly the North American residential security and flow control businesses of Tyco, respectively, into separate, publicly traded companies in the form of a distribution to Tyco shareholders. In connection with activities taken to complete the 2012 Separation and to create the revised organizational structure of the Company, the Company incurred pre-tax charges ("Separation charges") of $2 million, $54 million and $61 million for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 respectively. The amounts presented within discontinued operations are costs directly related to the 2012 Separation that are not expected to provide a future benefit to the Company. The components of the Separation charges incurred within continuing operations and discontinued operations consisted of the following ($ in millions):

	For the Year Ended			For the Year Ended			For the Year Ended
	September 25, 2015			September 26, 2014			September 27, 2013
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Professional fees	$—	$—	$—	$2	$—	$2	$5	$1	$6
Information technology related costs	1	—	1	12	—	12	10	—	10
Employee compensation costs	—	—	—	—	1	1	3	1	4
Marketing costs	1	—	1	32	—	32	40	—	40
Other costs (income)	—	—	—	7	—	7	11	(10)	1
Total pre-tax separation charges (income)	2	—	2	53	1	54	69	(8)	61
Tax-related separation charges	—	—	—	9	—	9	22	—	22
Tax benefit on pre-tax separation charges	(1)	—	(1)	(15)	—	(15)	(13)	—	(13)
Total separation charges (income), net of tax benefit	$1	$—	$1	$47	$1	$48	$78	$(8)	$70

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pre-tax separation charges were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Years Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Selling, general and administrative expenses ("SG&A")	$2	$52	$61
Separation costs	—	1	8
Total	$2	$53	$69
3. Divestitures
The Company has continued to assess the strategic fit of its various businesses and has pursued the divestiture of certain businesses which do not align with its long-term strategy.
Fiscal 2015
During the fourth quarter of fiscal 2015, the Company approved a plan to sell a business within its Global Products segment; however, as of September 25, 2015, the sale had not been completed. The assets and liabilities have not been presented separately as held for sale within the Consolidated Balance Sheets as the amounts were not material to the presentation of all periods. A pre-tax loss of approximately $17 million for the write-down to fair value, less cost to sell was recorded in Selling, general and administrative expenses within the Company’s Consolidated Statements of Operations for the year ended September 25, 2015. This business has not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements. The Company expects to complete the transaction during the first half of fiscal 2016.
During the third quarter of fiscal 2015, the Company completed the sale of several businesses in the ROW Integrated Solutions and Services segment and recorded a loss on sale of $26 million in (Loss) income from discontinued operations, net of taxes within the Consolidated Statements of Operations for the year ended September 25, 2015. These businesses were accounted for as held for sale within the Consolidated Balance Sheet as of September 26, 2014 and their results of operations have been presented within discontinued operations within the Consolidated Statements of Operations for the years ended September 25, 2015, September 26, 2014, and September 27, 2013.
In addition, during the third quarter of fiscal 2015, the Company completed the sale of a business in the ROW Integrated Solutions & Services segment that did not meet the criteria to be classified as a discontinued operation. Thus, its results of operations are included in continuing operations within the Consolidated Financial Statements. The Company recorded a loss of $18 million in Selling, general and administrative expenses within the Consolidated Statements of Operations for the year ended September 25, 2015. This business was presented as held for sale as of September 26, 2014.
During the second quarter of fiscal 2015, the Company concluded that another business in the ROW Integrated Solutions & Services segment which it intends to sell met the criteria to be classified as held for sale. This business is accounted for as held for sale within the Consolidated Balance Sheets as of September 25, 2015 and September 26, 2014, and its results of operations have been presented as discontinued operations within the Consolidated Statements of Operations for the years ended September 25, 2015, September 26, 2014, and September 27, 2013. The Company expects to complete the sale of this business during the first half of fiscal 2016.
Fiscal 2014
On May 22, 2014, the Company, together with its wholly-owned subsidiary Tyco Far East Holdings Ltd. (the “Seller”) completed the sale of Tyco Fire & Security Services Korea Co. Ltd. and its subsidiaries that formed and operated the Company’s ADT Korea business to an affiliate of The Carlyle Group. The transaction took the form of a sale by the Seller of all of the stock of Tyco Fire & Security Services Korea Co. Ltd. for an aggregate purchase price of $1.93 billion, subject to customary adjustments as set forth in the stock purchase agreement. During the third quarter of fiscal 2014, the Company recognized a gain of $1.0 billion, net of a $212 million charge related to the indemnification at fair value for certain tax related matters borne by the buyer that are probable of being paid. The net gain was recorded in (Loss) income from discontinued operations, net of income taxes, within the Consolidated Statements of Operations for the year ended September 26, 2014, and the liability was recorded in Other liabilities within the Consolidated Balance Sheet. During the fourth quarter of fiscal 2014, the Company recorded a working capital adjustment, which reduced the net gain by $15 million. This business was accounted for as held for sale within the Consolidated Balance Sheet as of September 27, 2013, and its results of operations have been

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presented within discontinued operations within the Consolidated Statements of Operations for the years ended September 26, 2014 and September 27, 2013.
On April 9, 2014, Atkore International Group Inc. (“Atkore”) redeemed all of the Company’s remaining common equity stake in Atkore for aggregate cash proceeds of $250 million. The Company recognized a net gain of $216 million related to this transaction, which is included in Equity income (loss) in earnings of unconsolidated subsidiaries within the Consolidated Statement of Operations for the year ended September 26, 2014. The net gain is comprised of a $227 million gain on the sale of the equity investment, partially offset by an $11 million loss, which is the Company's share of loss on Atkore's debt extinguishment undertaken in connection with the redemption.
Fiscal 2013
During the fourth quarter of fiscal 2013, the Company approved a plan to sell its armored guard business in New Zealand and its fire and security business in Fiji, both of which were in its ROW Integrated Solutions & Services segment. The sale was completed during the first quarter of fiscal 2014. The assets and liabilities have not been presented separately as held for sale within the Consolidated Balance Sheets as the amounts were not material to the presentation of all periods. A pre-tax loss of approximately $13 million for the write-down to fair value, less cost to sell was recorded in Selling, general and administrative expenses within the Consolidated Statements of Operations for the year ended September 27, 2013. This business has not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements.
During the third quarter of fiscal 2013, the Company completed the sale of its North America guarding business in its NA Integrated Solutions & Services segment for approximately $25 million of cash proceeds, net of $2 million of cash divested on sale. The pre-tax loss for the write-down to fair value, less cost to sell, was not material. This business was accounted for as held for sale during the second quarter of fiscal 2013; however, its results of operations have not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements.
Divestiture Charges (Gains), Net
During 2015, 2014, and 2013, the Company recorded a net loss of $31 million, a net gain of $2 million, and a net loss of $20 million, respectively, in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations. The net loss for the year ended September 25, 2015 primarily related to the write-down to fair value, less cost to sell, of a business within the Company's Global Products segment which has not been presented in discontinued operations as the amounts were not material and the divestiture of a business within the Company's ROW Integrated Solutions & Services segment that did not meet the criteria to be presented as discontinued operations. The net gain for the year ended September 26, 2014 was primarily the result of a favorable court judgment relating to a divested business in the Company's ROW Integrated Solutions & Services segment. The net loss for the year ended September 27, 2013 primarily resulted from the write-down to fair value, less cost to sell, of the armored guard business in New Zealand and the fire and security business in Fiji, both of which are in the Company's ROW Integrated Solutions & Services segment.
Discontinued Operations
The components of (Loss) income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Years Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Net revenue	$15	$403	$589
Pre-tax (loss) income from discontinued operations	$(13)	$56	$98
Pre-tax separation (charge) income included within discontinued operations (See Note 2)	—	(1)	8
Pre-tax (loss) gain on sale of discontinued operations	(27)	1,160	—
Income tax expense	(26)	(174)	(16)
(Loss) income from discontinued operations, net of income taxes	$(66)	$1,041	$90

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets and total liabilities held for sale as of September 25, 2015 and September 26, 2014 were as follows ($ in millions):

	As of
	September 25, 2015	September 26, 2014
Accounts receivable, net	$1	$26
Inventories	—	7
Prepaid expenses and other current assets	1	107
Deferred income taxes	1	3
Property, plant and equipment, net	—	6
Goodwill	1	3
Intangible assets, net	8	25
Other assets	—	3
Total assets	$12	$180
Accounts payable	1	48
Accrued and other current liabilities	1	62
Deferred revenue	—	2
Other liabilities	3	6
Total liabilities	$5	$118
4. Restructuring and Asset Impairment Charges, Net
During fiscal 2015, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges between $50 million and $75 million in fiscal 2016, which does not include repositioning charges, as discussed below.
The Company recorded restructuring and asset impairment charges by action and Consolidated Statement of Operations classification as follows ($ in millions):

	For the Years Ended
	September 25, 2015	September 26, 2014	September 27, 2013
2015 actions	$178	$—	$—
2014 actions	(1)	44	—
2013 and prior actions	(1)	5	111
Total restructuring and asset impairment charges, net	$176	$49	$111
Charges reflected in SG&A	1	2	—
Charges reflected in restructuring and asset impairment charges, net	$175	$47	$111

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015 Actions
Restructuring and asset impairment charges, net, during the year ended September 25, 2015 related to the 2015 actions are as follows ($ in millions):

	For the Year Ended
	September 25, 2015
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Integrated Solutions & Services	$41	$3	$1	$45
ROW Integrated Solutions & Services	81	9	1	91
Global Products	21	1	(1)	21
Corporate and Other	20	1	—	21
Total	$163	$14	$1	$178
The rollforward of the reserves related to 2015 actions from September 26, 2014 to September 25, 2015 is as follows ($ in millions):

Balance as of September 26, 2014	$—
Charges	188
Reversals	(11)
Utilization	(57)
Currency translation	(2)
Balance as of September 25, 2015	$118
Restructuring reserves for businesses that are included in Liabilities held for sale within the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2014 Actions
Restructuring and asset impairment charges, net, during the years ended September 25, 2015 and September 26, 2014 related to the 2014 actions are as follows ($ in millions):

	For the Year Ended
	September 25, 2015
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Integrated Solutions & Services	$(5)	$—	$(5)
ROW Integrated Solutions & Services	(1)	(1)	(2)
Global Products	6	—	6
Total	$—	$(1)	$(1)

	For the Year Ended
	September 26, 2014
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Integrated Solutions & Services	$16	$—	$—	$16
ROW Integrated Solutions & Services	18	5	—	23
Global Products	3	—	2	5
Total	$37	$5	$2	$44

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2014 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Integrated Solutions & Services	$11	$—	$—	$11
ROW Integrated Solutions & Services	17	4	—	21
Global Products	9	—	2	11
Total	$37	$4	$2	$43
The rollforward of the reserves related to 2014 actions from September 26, 2014 to September 25, 2015 is as follows ($ in millions):

Balance as of September 26, 2014	$29
Charges	7
Reversals	(8)
Utilization	(17)
Currency translation	(3)
Balance as of September 25, 2015	$8
Restructuring reserves for businesses that are included in Liabilities held for sale within the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2013 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2013. The total amount of these reserves was $34 million and $70 million as of September 25, 2015 and September 26, 2014, respectively. The Company recorded $1 million in net reversals, $5 million of restructuring charges, net and $111 million of restructuring charges, net, and utilized $27 million, $62 million and $81 million for the years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively, related to 2013 and prior actions. The remaining change in reserve during the years ended September 25, 2015, September 26, 2014 and September 27, 2013 relates to currency translation. The aggregate remaining reserves relate to employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations primarily within the Company's NA and ROW Integrated Solutions and Services businesses.
Total Restructuring Reserves
As of September 25, 2015 and September 26, 2014, restructuring reserves related to all actions were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	September 25, 2015	September 26, 2014
Accrued and other current liabilities	$145	$83
Other liabilities	15	16
Total	$160	$99
Restructuring reserves for businesses that are included in Liabilities held for sale within the Consolidated Balance Sheets are excluded from the table above. See Note 3.
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the years ended September 25, 2015, September 26, 2014, and September 27, 2013, the Company recorded repositioning charges of $113 million, $44 million, and $20 million, respectively, primarily related

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to professional fees which have been reflected in Selling, general and administrative expenses within the Consolidated Statement of Operations.
5. Acquisitions
Acquisitions
During the year ended September 25, 2015, total consideration for acquisitions included in continuing operations was $588 million, which was comprised of $583 million of cash paid, net of cash acquired of $28 million and $5 million of contingent consideration, for 12 acquisitions. The largest individual acquisition was Industrial Safety Technologies International ("IST"), a global leader in gas and flame detection with operations in Europe, the Middle East, China, and the U.S., for total consideration paid of $327 million, net of $5 million of cash acquired. The purchase price for IST was allocated as follows: $67 million of assets, $137 million of goodwill, $143 million of intangible assets and the assumption of $15 million of liabilities. In addition, during the fourth quarter of fiscal 2015, the Company acquired FootFall, a global retail intelligence company, from Experian, plc, for total consideration paid of $58 million, net of $2 million of cash acquired. IST is being integrated into the Global Products segment, and FootFall is being integrated into the NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments. The balance of the acquisitions for the year ended September 25, 2015 were included in the Company's ROW Integrated Solutions & Services and Global Products segments, none of which were material individually or in the aggregate.
The determination of fair value for certain assets and liabilities relating to the acquisitions made during the first nine months of fiscal 2015 has been finalized, with no material adjustment to the preliminary purchase price allocations. The final determination of fair value of certain assets and liabilities relating to the FootFall acquisition remains subject to change based on final valuations of the assets acquired and liabilities assumed. The Company does not expect the finalization of this matter to have a material effect on the purchase price allocation, which is expected to be completed within fiscal 2016.
During the year ended September 26, 2014, total consideration for acquisitions included in continuing operations was $66 million, which was comprised of $65 million of cash paid, net of cash acquired of $1 million, and $1 million of contingent consideration. This was primarily comprised of $53 million of cash paid, net of $1 million cash acquired, and $1 million of contingent consideration for the acquisition of Westfire, Inc. ("Westfire") on November 8, 2013. Westfire, a fire protection services company with operations in the United States, Chile and Peru, provides critical special-hazard suppression and detection applications in mining, telecommunications and other vertical markets and has been integrated with the NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments. The balance of the acquisitions for the year ended September 26, 2014 were included in the Company's ROW Integrated Solutions & Services segment, none of which were material individually or in the aggregate.
During the year ended September 26, 2014, the Company also paid $66 million in cash to purchase the remaining ownership interest of a joint venture in Brazil, which has been consolidated into the Company's ROW Integrated Solutions & Services segment. In connection with Tyco’s acquisition of the remaining ownership interest in this joint venture, the Company recorded an indemnification asset of approximately $11 million relating to the indemnification of Tyco for certain pre-acquisition tax liabilities, in accordance with the purchase agreement.
During the year ended September 27, 2013, total consideration for acquisitions included in continuing operations was $257 million, which was comprised of $229 million cash paid, net of cash acquired of $9 million, and $28 million of consideration that was primarily contingent on the successful transfer of a business license in China to Tyco. The transfer of this license occurred during the first quarter of fiscal 2015, and the Company has made payments of approximately $23 million during the year ended September 25, 2015. Cash paid for acquisitions primarily related to the acquisition of Exacq Technologies ("Exacq") on July 26, 2013 by the Company's Global Products segment. Exacq is a developer of open architecture video management systems for security and surveillance applications. Cash paid for Exacq totaled approximately $148 million, net of cash acquired of $2 million. The balance of the acquisitions for the year ended September 27, 2013 were included within the Company's NA and ROW Integrated Solutions & Services segments, none of which were material individually or in the aggregate.
Acquisition and Integration Related Costs
Acquisition and integration costs are expensed as incurred. During the years ended September 25, 2015, September 26, 2014 and September 27, 2013, the Company incurred acquisition and integration costs of $5 million, $3 million and $4 million, respectively. Such costs are recorded in Selling, general and administrative expenses within the Consolidated Statements of Operations.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes
Significant components of the income tax provision for fiscal 2015, 2014 and 2013 are as follows ($ in millions):

	For the Years Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Current:
United States:
Federal	$(6)	$10	$14
State	6	18	8
Non U.S.	80	95	81
Current income tax provision	$80	$123	$103
Deferred:
United States:
Federal	$58	$(79)	$(12)
State	(4)	(24)	5
Non U.S.	(34)	4	12
Deferred income tax provision	$20	$(99)	$5
	$100	$24	$108
Non-U.S. income from continuing operations before income taxes was $866 million, $1.1 billion and $844 million for fiscal 2015, 2014 and 2013, respectively.
The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 is as follows ($ in millions):

	For the Years Ended
	September 25, 2015	September 26, 2014	September 27, 2013
Notional U.S. federal income tax expense at the statutory rate	$250	$215	$209
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	(11)	(12)	(3)
Non U.S. net earnings(1)	(199)	(232)	(175)
Nondeductible charges	58	47	78
Valuation allowance	3	4	4
Other	(1)	2	(5)
Provision for income taxes	$100	$24	$108
_______________________________________________________________________________

(1)	Excludes nondeductible charges and other items which are broken out separately in the table.
Nondeductible charges during fiscal 2013 primarily related to separation costs incurred.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of September 25, 2015 and September 26, 2014 are as follows ($ in millions):

	As of
	September 25, 2015	September 26, 2014
Deferred tax assets:
Accrued liabilities and reserves	$329	$483
Tax loss and carryforwards	2,473	2,265
Postretirement benefits	141	106
Deferred revenue	138	120
Other	91	73
	3,172	3,047
Deferred tax liabilities:
Prepaid insurance	(109)	—
Property, plant and equipment	(78)	(92)
Intangible assets	(622)	(532)
Other	(36)	(20)
	(845)	(644)
Net deferred tax asset before valuation allowance	2,327	2,403
Valuation allowance	(2,016)	(1,990)
Net deferred tax asset	$311	$413
The valuation allowance for deferred tax assets of $2.0 billion as of both September 25, 2015 and September 26, 2014, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The valuation allowance as of September 25, 2015 and September 26, 2014 includes separation related charges associated with the early extinguishment of debt which further increased a net operating loss carryforward which the Company does not expect to realize in future periods. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of our deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets within the Company's Consolidated Balance Sheets.
As of September 25, 2015, the Company had $8,167 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $7,381 million have no expiration, and the remaining $786 million will expire in future years through 2035. In the U.S., there were approximately $342 million of federal and $563 million of state net operating loss carryforwards as of September 25, 2015, which will expire in future years through 2035. As of September 25, 2015, the Company’s deferred tax asset related to excess interest deductions, which do not have an expiration, of $213 million has been presented within the tax loss and carryforwards line in the table above. Accordingly, the Company reclassified a deferred tax asset of $99 million as of September 26, 2014 for comparative purposes, which was presented within other deferred tax assets in fiscal 2014.
As of September 25, 2015, deferred tax assets of approximately $162 million relate to certain operating loss carryforwards resulting from the exercise of employee stock options and restricted stock vestings, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax provision. Such amount has been presented within the tax loss and carryforwards line in the table above.  As of September 26, 2014, the Company presented this item within other deferred tax liabilities in the table above.  Accordingly, the Company reclassified $140 million of deferred tax liabilities as of September 26, 2014 to the tax loss and carryforwards line in the table above for comparative purposes.
As of September 25, 2015 and September 26, 2014, the Company had unrecognized tax benefits of $302 million and $267 million, respectively, of which $284 million and $247 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company accrued interest and penalties related to unrecognized tax benefits of $40 million and $36 million as of September 25, 2015 and September 26, 2014, respectively. The Company recognized $1 million of income tax expense for interest and penalties related

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to unrecognized tax benefits for each of the years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively.
A rollforward of unrecognized tax benefits as of September 25, 2015, September 26, 2014 and September 27, 2013 is as follows ($ in millions):

	As of
	September 25, 2015	September 26, 2014	September 27, 2013
Balance as of beginning of year	$267	$256	$120
Additions based on tax positions related to the current year	48	46	137
Additions based on tax positions related to prior years	17	7	7
Reductions based on tax positions related to prior years	(19)	(39)	(6)
Reductions related to settlements	—	(1)	—
Reductions related to lapse of the applicable statute of limitations	(2)	(2)	(2)
Currency translation	(9)	—	—
Balance as of end of year	$302	$267	$256
Certain of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2014
Canada	2006-2014
Germany	2006-2014
Ireland	2010-2014
Switzerland	2005-2014
United Kingdom	2013-2014
United States	1997-2014
Based on the current status of its income tax audits, the Company believes the unrecognized tax benefits that may be resolved in the next twelve months are not expected to be material.
Tax Sharing Agreement and Other Income Tax Matters
In connection with the 2012 and 2007 Separations, Tyco entered into the 2012 and 2007 Tax Sharing Agreements, respectively, that govern the respective rights, responsibilities, and obligations of (i) Tyco, Pentair and ADT after the 2012 Separation and (ii) Tyco, Medtronic (formerly Covidien plc) and TE Connectivity after the 2007 Separation with respect to taxes. Specifically, this includes taxes in the ordinary course of business and taxes, if any, incurred as a result of any failure of the respective distributions to qualify tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.
Under the 2012 Tax Sharing Agreement Tyco, Pentair and ADT share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco Flow Control's and Tyco's income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement, excluding approximately $175 million of pre-2012 Separation related tax liabilities (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. Pentair and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. Tyco, Pentair and ADT will share 52.5% 20% and 27.5%, respectively, of Shared Tax Liabilities above $725 million. All costs and expenses associated with the management of these Shared Tax Liabilities will generally be shared 20%, 27.5%, and 52.5% by Pentair, ADT and Tyco, respectively. In connection with the execution of the 2012 Tax Sharing Arrangement, Tyco established liabilities representing the fair market value of its obligations which was recorded in Other liabilities within the Consolidated Balance Sheet with an offset to Tyco shareholders' equity.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the 2007 Tax Sharing Agreement, Tyco shares responsibility for certain of Tyco's, Medtronic's and TE Connectivity's income tax liabilities, which result in cash payments, based on a sharing formula for periods prior to and including June 29, 2007. More specifically, Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Medtronic's and TE Connectivity's U.S. and certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. In connection with the execution of the 2007 Tax Sharing Agreement, Tyco established a net receivable from Medtronic and TE Connectivity representing the amount Tyco expected to receive for pre-2007 Separation uncertain tax positions, including amounts owed to the Internal Revenue Service ("IRS"). Tyco also established liabilities representing the fair market value of its share of Medtronic's and TE Connectivity's estimated obligations, primarily to the IRS, for their pre-2007 Separation taxes covered by the 2007 Tax Sharing Agreement. During the year ended September 25, 2015, Tyco made a net cash payment of $4 million to Medtronic and TE Connectivity related to the resolution of certain pre-separation tax matters for years prior to 2007. During the year ended September 26, 2014, Tyco made a net cash payment of $155 million to Medtronic under the terms of the 2007 Tax Sharing Agreement. The cash exchanged was a reimbursement between the parties for various payments made to the IRS for federal income taxes related to the audit of fiscal years 2005 through 2007. During the year ended September 27, 2013, Tyco made a net cash payment of $16 million to Medtronic and TE Connectivity related to the resolution of certain IRS audit and pre-Separation tax matters.
Tyco assesses the shared tax liabilities and related guaranteed liabilities related to both the 2012 and 2007 Tax Sharing Agreements at each reporting period. Tyco will provide payment to Pentair and ADT under the 2012 Tax Sharing Agreement and to Medtronic and TE Connectivity under the 2007 Tax Sharing Agreement as the shared income tax liabilities are settled. Settlement is expected to occur as the tax, audit and legal processes are completed for the impacted years and cash payments are made. Due to the nature of the unresolved adjustments described in the next paragraph, the maximum amount of future payments under the 2012 and 2007 Tax Sharing Agreements is not known. Such cash payments, when they occur, will reduce the guarantor liability as they represent an equivalent reduction of risk. Tyco also assesses the sufficiency of the 2012 and 2007 Tax Sharing Agreements guarantee liabilities on a quarterly basis and will increase the liability when it is probable that cash payments expected to be made exceed the recorded balance.
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and Tyco's liabilities under the 2007 Tax Sharing Agreement are further subject to the sharing provisions in the 2012 Tax Sharing Agreement. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million was asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
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
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded within the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a material impact on Tyco's financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of September 25, 2015 and September 26, 2014 are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net receivable:
Prepaid expenses and other current assets	$—	$—	$—	$3
Other assets	—	—	19	23
	—	—	19	26
Tax sharing agreement related liabilities
Accrued and other current liabilities	—	—	(15)	(21)
Other liabilities	(46)	(46)	(194)	(194)
	(46)	(46)	(209)	(215)
Net liability	$(46)	$(46)	$(190)	$(189)

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded (expense) income in conjunction with the 2012 and 2007 Tax Sharing Agreements for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 as follows ($ in millions):

	For the Years Ended
	September 25, 2015	September 26, 2014	September 27, 2013
(Expense)/income
2007 Tax Sharing Agreement	$(5)	$(21)	$—
2012 Tax Sharing Agreement	(2)	15	(32)
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
During 2015, Tyco incurred a charge of $4 million, to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of $2 million to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $2 million which was recorded in Other expense, net within the Consolidated Statement of Operations. Additionally, a charge of $5 million was recorded in Other expense, net within the Consolidated Statement of Operations primarily related to the finalization of various audits under the 2007 Tax Sharing Agreement.
During 2014, Tyco incurred a charge of $6 million, to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of $1 million to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $5 million which was recorded in Other expense, net within the Consolidated Statement of Operations. Offsetting this charge was approximately $20 million recorded in Other expense, net within the Consolidated Statement of Operations related to the finalization of audits of fiscal years 2005 through 2007 under the 2012 Tax Sharing Agreement. Additionally, a charge of $21 million was recorded in Other expense, net within the Consolidated Statement of Operations primarily related to the finalization of various audits under the 2007 Tax Sharing Agreement.
During 2013, Tyco incurred a charge of $38 million, to make payments to ADT and Pentair based on estimated allowable deductions for ADT and Pentair shares issued to Company employees, offset by income of $6 million to be received from ADT and Pentair for Company shares issued to their employees, resulting in a net impact of approximately $32 million which was recorded in Other expense, net within the Consolidated Statement of Operations.
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

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco ordinary shareholders for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 are as follows (in millions, except per share data):

	For the Years Ended
	September 25, 2015			September 26, 2014			September 27, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$617	421	$1.47	$797	455	$1.75	$446	465	$0.96
Share options and restricted share awards		6			8			7
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$617	427	$1.44	$797	463	$1.72	$446	472	$0.94
The computation of diluted earnings per share for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 excludes the effect of the potential exercise of share options to purchase approximately 3 million, 2 million, and 4 million shares, respectively, and excludes restricted share awards of 1 million, 2 million, and 1 million shares, respectively, because the effect would be anti-dilutive.
8. Goodwill and Intangible Assets
There were no goodwill impairments resulting from the Company's 2015, 2014 and 2013 annual impairment tests. The changes in the carrying amount of goodwill by segment for 2015 and 2014 are as follows ($ in millions):

	NA Integrated Solutions & Services	ROW Integrated Solutions & Services	Global Products	Total

Gross goodwill	$2,104	$1,991	$1,824	$5,919
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 27, 2013	$1,978	$923	$1,257	$4,158
2014 activity:
Acquisitions/ Purchase accounting adjustments	10	15	(4)	21
Currency translation	(12)	(34)	(11)	(57)

Gross goodwill	$2,102	$1,972	$1,809	$5,883
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 26, 2014	$1,976	$904	$1,242	$4,122
2015 activity:
Acquisitions/ Purchase accounting adjustments	23	50	274	347
Currency translation	(29)	(168)	(36)	(233)

Gross goodwill	$2,096	$1,854	$2,047	$5,997
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 25, 2015	$1,970	$786	$1,480	$4,236

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets
There were no indefinite-lived intangible asset impairments resulting from the Company's 2015, 2014 and 2013 annual impairment tests.
The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of September 25, 2015 and September 26, 2014 ($ in millions):

	As of
	September 25, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,289	$993	$1,400	$1,113
Intellectual property	761	496	608	487
Other	9	5	29	15
Total	$2,059	$1,494	$2,037	$1,615
Non-Amortizable:
Intellectual property	$210		$214
Franchise rights	76		76
In-process research and development	20		—
Total	$306		$290
Intangible asset amortization expense for 2015, 2014 and 2013 was $88 million, $91 million and $94 million, respectively, and was recorded in Cost of services and Selling, general and administrative expenses within the Consolidated Statements of Operations.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $88 million for 2016, $83 million for 2017, $77 million for 2018, $71 million for 2019 and $246 million for 2020 and thereafter.
9. Debt
The carrying value of the Company's debt as of September 25, 2015 and September 26, 2014 is as follows ($ in millions):

	As of September 25, 2015	As of September 26, 2014
3.375% public notes due 2015 (See Note 21)	$258	$258
3.75% public notes due 2018	67	67
8.5% public notes due 2019	—	364
7.0% public notes due 2019(2) (See Note 21)	245	245
6.875% public notes due 2021(2) (See Note 21)	465	465
4.625% public notes due 2023	42	42
1.375% Euro-denominated public notes due 2025	558	—
3.9% public notes due 2026	745	—
5.125% public notes due 2045	746	—
Other(1)	20	22
Total debt	3,146	1,463
Less: current portion	987	20
Long-term debt	$2,159	$1,443

(1)	$19 million and $20 million of the current portion of the Company's total debt as of September 25, 2015 and September 26, 2014, respectively, is included in Other.

(2)
On September 14, 2015, the Company and TIFSA announced the redemption of its outstanding $242 million aggregate principal amount of 7.0% notes due 2019 and $462 million aggregate principal amount of 6.875% notes due 2021, which have been classified as current within the Consolidated Balance Sheet as of September 25, 2015. On October 14, 2015, TIFSA completed the redemption. See Note 21.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of September 25, 2015 and September 26, 2014 was $3,126 million and $1,441 million, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of September 25, 2015 and September 26, 2014, the fair value of the Company's debt which was actively traded was $3,291 million and $1,670 million, respectively. As of September 25, 2015 and September 26, 2014, the Company's debt that was subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy. See Note 1 for further details on the fair value hierarchy.
Commercial Paper
From time to time, TIFSA may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program was $1.5 billion as of September 25, 2015. As of September 25, 2015 and September 26, 2014, TIFSA had no commercial paper outstanding.
Fiscal 2015 Debt Issuance/Repayment
On February 25, 2015, TIFSA issued €500 million aggregate principal amount of 1.375% notes due February 25, 2025 (the "2025 Euro notes"), which are fully and unconditionally guaranteed by the Company and Tyco Fire & Security Finance S.C.A ("TIFSCA"). TIFSA received total net proceeds of approximately $563 million after deducting debt issuance costs of approximately $5 million and a debt discount of approximately $1 million. The net proceeds were made available for general corporate purposes. The Euro notes are TIFSA’s senior unsecured obligations and rank equally in right of payment with all of its existing and future senior debt, and senior to any subordinated indebtedness that TIFSA may incur. The Euro notes were designated as a net investment hedge. See Note 11.
On September 14, 2015, TIFSA issued $750 million aggregate principal amount of 3.9% notes due on February 14, 2026 (the "2026 notes") and $750 million aggregate principal amount of 5.125% notes due on September 14, 2045 (the "2045 notes"), which are fully and unconditionally guaranteed by the Company and TIFSCA. TIFSA received total net proceeds of approximately $1,477 million after deducting debt issuance costs of approximately $6 million for the 2026 notes and $8 million for the 2045 notes, as well as a debt discount of approximately $5 million for the 2026 notes and $4 million for the 2045 notes. The 2026 notes and the 2045 notes are TIFSA's senior unsecured obligations and rank equally in right of payment with all of its existing and future senior debt, and senior to any subordinated indebtedness that TIFSA may incur.
On August 11, 2015, TIFSA notified holders of its 8.5% notes due 2019 (the "2019 notes") that it would redeem the entire $364 million aggregate principal amount. On September 16, 2015, TIFSA paid cash of $445 million to complete the redemption, resulting in a loss on extinguishment of debt of $81 million. This loss represents the make-whole premium related to the 2019 notes and was recorded in Other expense, net within the Consolidated Statements of Operations. The redemption was funded with a portion of the net proceeds from the 2015 debt issuances described above.
Credit Facilities
On August 7, 2015, TIFSA entered into an Amended and Restated Five-Year Senior Unsecured Credit Agreement in the aggregate amount of $1.5 billion (the “2015 Credit Agreement”). The 2015 Credit Agreement amends and restates TIFSA's existing Five-Year Senior Unsecured Credit Agreement, dated June 22, 2012 (the “2012 Credit Agreement”), which provided for revolving credit commitments in the aggregate amount of $1.0 billion, and was scheduled to expire on June 22, 2017.
As a result of entering into the 2015 Credit Agreement, the Company's committed revolving credit facility totaled $1.5 billion as of September 25, 2015. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of September 25, 2015 and September 26, 2014, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.
TIFSA's revolving credit facility contains customary terms and conditions, and financial covenants that limit the ratio of the Company's debt to earnings before interest, taxes, depreciation, and amortization and that limit our ability to incur subsidiary debt or grant liens on its property. The indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company's business.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt Information
The aggregate amounts of principal public debt maturing during the next five fiscal years and thereafter are as follows: $962 million in 2016, nil in 2017, $67 million in 2018, nil in 2019, nil in 2020 and $2,101 million thereafter.
As of September 25, 2015, the weighted-average interest rate on total debt was 4.38%. As of September 26, 2014, the weighted-average interest rate on total debt was 6.5%.
10. Guarantees
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
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Medtronic, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2007 and 2012 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Medtronic, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities within the Company's Consolidated Balance Sheets as of both September 25, 2015 and September 26, 2014, with an offset to Tyco shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities within the Company's Consolidated Balance Sheets as of both September 25, 2015 and September 26, 2014, with an offset to Tyco shareholders' equity on the 2007 Separation date.
In disposing of assets or businesses, the Company or its subsidiaries often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that these contingencies, if realized, would have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 12 for further details on environmental matters.
In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.
During the year ended September 26, 2014, Tyco replaced available for sale investments held as collateral for the Company's insurable liabilities with letters of credit. As of September 25, 2015 and September 26, 2014, the Company had total outstanding letters of credit and bank guarantees of approximately $581 million and $662 million respectively.
The Company records estimated product warranty costs at the time of sale. See Note 1.
The changes in the carrying amount of the Company's warranty accrual from September 26, 2014 to September 25, 2015 were as follows ($ in millions):

Balance as of September 26, 2014	$28
Warranties issued	20
Changes in estimates	(3)
Settlements	(13)
Currency translation	(2)
Balance as of September 25, 2015	$30

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty accruals for businesses that are included in Liabilities held for sale within the Consolidated Balance Sheets are excluded from the table above. See Note 3.
11. Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, time deposits, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash, accounts receivable and accounts payable approximated book value as of September 25, 2015 and September 26, 2014. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of cash equivalents, time deposits and investments and Note 9 for the fair value of debt.
Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, commodity and interest rate risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the year ended September 25, 2015, September 26, 2014 and September 27, 2013, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. During the quarter ended March 27, 2015, the Company designated its 2025 Euro notes as a net investment hedge of the Company’s investments in certain of its international subsidiaries that use the Euro as their functional currency and intercompany permanent loans in order to reduce the volatility caused by changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. During the year ended September 25, 2015, the change in the carrying value due to remeasurement of the 2025 Euro notes resulted in a $9 million gain reported in Accumulated other comprehensive loss within the Consolidated Statement of Shareholders' Equity. This hedge did not result in any hedge ineffectiveness for the year ended September 25, 2015. During the years ended September 26, 2014 and September 27, 2013, the Company did not have derivative instruments that were designated and qualified as hedging instruments for accounting purposes.
Foreign Currency Exposures
As of September 25, 2015 and September 26, 2014, the total gross notional amount of the Company's foreign exchange contracts was $365 million and $258 million, respectively. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of September 25, 2015 and September 26, 2014 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended September 25, 2015, September 26, 2014 and September 27, 2013.
Counterparty Credit Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk. Tyco has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association master netting agreements with substantially all of its counterparties. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties. The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. The Company does not anticipate any non-performance by any of its counterparties, and the concentration of risk with financial institutions does not present significant credit risk to the Company.
Cash Equivalents and Investments
The fair value of cash equivalents approximates carrying value and are included in Level 1.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The following tables present the Company's hierarchy for its assets measured at fair value on a recurring basis as of September 25, 2015 and September 26, 2014 ($ in millions):

				Consolidated Balance Sheet Classification
	As of September 25, 2015			Cash and Cash Equivalents	Prepaid Expenses and Other Current Assets	Other Assets
Investment Assets:	Level 1	Level 2	Total
Cash equivalents	$909	$—	$909	$909	$—	$—
Available-for-sale securities:
Exchange traded funds (fixed income) (1)	186	—	186	—	15	171
Exchange traded funds (equity) (1)	77	—	77	—	—	77
Trading securities:
Exchange traded funds (equity)	59	—	59	—	59	—
	$1,231	$—	$1,231	$909	$74	$248
(1) Classified as restricted investments. See Note 12 for further details on asbestos.

	As of September 26, 2014			Consolidated Balance Sheet Classification
Investment Assets:	Level 1	Level 2	Total	Cash and Cash Equivalents	Prepaid Expenses and Other Current Assets
Cash equivalents	$223	$—	$223	$223	$—
Time deposits	275	—	275	—	275
Trading securities:
Exchange traded funds (equity)	62	—	62	—	62
	$560	$—	$560	$223	$337
During 2015 and 2014, the Company did not have any significant transfers between levels within the fair value hierarchy.
The Company recorded an unrealized loss of $14 million for the year ended September 25, 2015 related to these available-for-sale securities. The Company did not hold available-for-sale securities as of September 26, 2014. Unrealized gains and losses related to trading securities were not material for the years ended September 25, 2015 and September 26, 2014. Investments with continuous unrealized losses for less than 12 months and 12 months or greater as of both September 25, 2015 and September 26, 2014 were not material. The Company did not record any other-than-temporary impairments for fiscal years 2015, 2014 and 2013.
Other
The year ended September 26, 2014 included a $7 million loss on the sale of an investment related to the Company's ROW Integrated Solutions and Services business.
The Company had $1.4 billion and $1.5 billion of intercompany loans designated as permanent in nature as of September 25, 2015 and September 26, 2014, respectively. Additionally, for the years ended September 25, 2015, September 26, 2014, and September 27, 2013 the Company recorded a cumulative translation loss of $161 million, loss of $28

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and gain of $3 million, respectively, through Accumulated other comprehensive loss within the Consolidated Statement of Shareholders' Equity related to these loans.
12. Commitments and Contingencies
The Company has facility, vehicle and equipment leases that expire at various dates beyond fiscal 2016. Rental expense under these leases was $261 million, $279 million and $284 million for fiscal years 2015, 2014 and 2013, respectively. Following is a schedule of minimum lease payments for non-cancelable operating leases as of September 25, 2015 ($ in millions):

Operating Leases
2016	$183
2017	151
2018	113
2019	81
2020	45
Thereafter	58
$631
The Company also has purchase obligations related to commitments to purchase certain goods and services. As of September 25, 2015, such obligations were as follows: $353 million in 2016, $44 million in 2017, $2 million in 2018, nil in 2019 and nil in 2020 and thereafter.
In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.
Legacy Matters Related to Former Management
In recent years, the Company has settled several lawsuits involving disputes with former management. With respect to Dennis Kozlowski, the Company's former chief executive officer, in the first quarter of fiscal 2014, the parties signed an agreement resolving all outstanding disputes, and with Mr. Kozlowski agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements. As a result, in the first quarter of fiscal 2014, the Company reversed a non-cash net liability of approximately $92 million, which was recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations for the amounts allegedly due to him. Pursuant to the settlement agreement, Tyco is entitled to a portion of the proceeds, if any, from the future sale of certain assets owned by Mr. Kozlowski, the timing and amount of which is uncertain. During the quarter ended June 27, 2014, the Company received a $6 million recovery from the sale of property owned by Mr. Kozlowski, $2 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $4 million for the Company, which was recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations. During the quarter ended June 26, 2015, the Company received approximately $4 million in cash from the sale of property owned by Mr. Kozlowski, $2 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $2 million for the Company, which was recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations. The cash received has been classified as restricted.
With respect to Mark Swartz, the Company's former chief financial officer, in November 2014, the parties reached a definitive agreement to resolve all outstanding disputes, with Mr. Swartz agreeing to release the Company from any claims to monetary amounts related to compensation, retention or other arrangements alleged to have existed between him and the Company. In the first quarter of fiscal 2015, the Company also received approximately $12 million in cash from Mr. Swartz, $5 million of which will be shared pursuant to the terms of a legacy class action lawsuit, resulting in a net recovery of $7 million for the Company, which was recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations. The cash received has been classified as restricted.
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 25, 2015, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $23 million to $72 million. As of September 25, 2015, Tyco concluded that the best estimate within this range is approximately $33 million, of which $11 million is included in Accrued and other current liabilities and $22 million is included in Other liabilities in the Company's Consolidated Balance Sheet.
The majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. Prior to Tyco's acquisition, Ansul manufactured arsenic-based agricultural herbicides at the Marinette facility, which resulted in significant arsenic contamination of soil and groundwater on the Marinette site and in parts of the adjoining Menominee River. Ansul has been engaged in ongoing remediation efforts at the Marinette site since 1990, and in February 2009 entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the Marinette site. Under this agreement, Ansul's principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. As of September 25, 2015, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $14 million to $46 million. The Company's best estimate within that range is approximately $23 million, of which $9 million is included in Accrued and other current liabilities and $14 million is included in Other liabilities in the Company's Consolidated Balance Sheet. During the years ended September 25, 2015, September 26, 2014, and September 27, 2013, the Company recorded charges of nil, nil, and $100 million, respectively, in Selling, general and administrative expenses within the Consolidated Statement of Operations. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor the arsenic contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
Asbestos Matters
The Company and certain of its subsidiaries, including Grinnell LLC (“Grinnell”), along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. Substantially all cases pending against affiliates of the Company have been filed against Grinnell, and have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components.
During the third quarter of fiscal 2014, the Company, through Grinnell, resolved disputes with certain of its historical insurers and agreed that certain insurance proceeds would be used to establish and fund a qualified settlement fund (“QSF”), within the meaning of the Internal Revenue Code, which would be used for the resolution primarily of Grinnell asbestos liabilities. It is intended that the QSF will receive future insurance payments and proceeds from third party insurers and, in addition, will fund and manage liabilities for certain historical operations of the Company, primarily related to Grinnell. On January 9, 2015, the Company completed a series of restructuring transactions related to the establishment and funding of a dedicated structure pursuant to which a subsidiary of the Company acquired the assets of Grinnell and transferred cash and other assets totaling approximately $278 million (not including $22 million received by the QSF during the quarter ended December 26, 2014 from historic third-party insurers in settlement of coverage disputes) to the structure. As part of the restructuring, subsidiaries in the structure assumed certain liabilities related to historic Grinnell, Scott and Figgie operations, including all historical Grinnell asbestos liabilities, and such subsidiaries purchased additional insurance by, through or from a wholly-owned subsidiary in the structure in order to supplement and enhance existing insurance assets. The structure and the QSF fully fund all historic Grinnell asbestos liabilities and provide for the efficient and streamlined management of claims related thereto.

The Company consolidates the qualified settlement fund and related entities that were established for the purpose of managing and resolving the liabilities described above. Although the entities in the dedicated structure serve the specific purpose of managing certain liabilities, each entity in the structure is a wholly-owned indirect subsidiary of the Company, and therefore is required to be consolidated under GAAP.
As of September 25, 2015, the Company has determined that there were approximately 3,300 claims pending against its subsidiaries, primarily Grinnell. This amount reflects the Company's current estimate of the number of viable claims made

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

against Grinnell and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties. As a result of the conclusion of the Yarway bankruptcy, addressed separately below, Yarway Corporation is no longer a subsidiary of the Company and, as of August 2015, is no longer consolidated.
As of September 25, 2015, the Company's estimated asbestos related net liability recorded within the Company's Consolidated Balance Sheet is $28 million. The net liability in the Consolidated Balance Sheet is comprised of a liability for pending and future claims and related defense costs of $515 million, of which $23 million is recorded in Accrued and other current liabilities, and $492 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets within the Consolidated Balance Sheet of $487 million, of which $38 million is recorded in Prepaid expenses and other current assets, and $449 million is recorded in Other assets. Assets include $11 million of cash and $263 million of investments, which have all been designated as restricted. The Company believes that the asbestos related liabilities and insurance related assets as of September 25, 2015 are appropriate. As of September 26, 2014, the Company's estimated net liability, which included claims against the Company's former Yarway subsidiary, of $608 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs of $853 million, and separately as an asset for insurance recoveries of $245 million.
The Company periodically assesses the sufficiency of its estimated liability for pending and future asbestos claims and defense costs. On a periodic basis, the Company, through the dedicated structure referred to above, evaluates actual experience regarding asbestos claims filed, settled and dismissed, amounts paid in settlements, and the recoverability of its insurance assets. If and when data from actual experience demonstrate a significant unfavorable discernible trend, the Company performs a valuation of its asbestos related liabilities and corresponding insurance assets including a comprehensive review of the underlying assumptions. In addition, the Company evaluates its ability to reasonably estimate claim activity beyond its current look-forward period (through 2056) in order to assess whether such period continues to be appropriate. In addition to claims and litigation experience, the Company considers additional qualitative and quantitative factors such as changes in legislation, the legal environment, the Company’s strategy in managing claims and obtaining insurance, including its defense strategy, and health related trends in the overall population of individuals potentially exposed to asbestos. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance assets is warranted.
During the fourth quarter of fiscal 2014, the Company concluded that an unfavorable trend had developed in actual claim filing activity compared to projected claim filing activity established during the Company’s then most recent valuation. Accordingly, the Company, with the assistance of independent actuarial service providers, performed a revised valuation of its asbestos-related liabilities and corresponding insurance assets. As part of the revised valuation, the Company assessed whether a change in its look-forward period was appropriate, taking into consideration its more extensive history and experience with asbestos-related claims and litigation, and determined that it was possible to make a reasonable estimate of the actuarially determined ultimate risk of loss for pending and unasserted potential future asbestos-related claims through 2056. In connection with the revised valuation, the Company considered a recent settlement with one of its insurers calling for the establishment of a qualified settlement fund, and the results of a separate independent actuarial consulting firm report conducted in the fourth quarter to assist the Company in obtaining insurance to fully fund all estimable asbestos-related claims (excluding Yarway claims) incurred through 2056.
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
During fiscal 2014, in conjunction with determining the total estimated liability, the Company retained an independent third party to assist it in valuing its insurance assets responsive to asbestos-related claims, excluding Yarway claims. These insurance assets represent amounts due to the Company for previously settled claims and the probable reimbursements relating to its total liability for pending and unasserted potential future asbestos claims and defense costs. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims and defense costs described above, and it also considered the amount of insurance available, the solvency risk with respect to the Company's insurance carriers, resolution of insurance coverage issues, gaps in coverage, allocation methodologies, and the terms of existing settlement agreements with insurance carriers.
As a result of the activity described above, the Company recorded a net charge of $240 million in Selling, general and administrative expenses within the Consolidated Statement of Operations during the quarter ended September 26, 2014. Although the Company’s methodology established a range of estimates of reasonably possible outcomes, the Company

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded its best estimate within such range based upon currently known information. The Company's estimated gross asbestos liability of $538 million was recorded within the Company's Consolidated Balance Sheet as a liability for pending and future claims and related defense costs, and separately as an asset for insurance recoveries of $245 million. The aforementioned total estimated liability is on a pre-tax basis, not discounted for the time-value of money, and includes defense costs, which is consistent with the Company’s historical accounting practices.
The effect of the change in the look-forward period reduced income from continuing operations before income taxes and net income in fiscal 2014 by approximately $116 million and $71 million, respectively. In addition, the effect of the change decreased the Company's basic income from continuing operations and net income by $0.16 per share, and decreased the Company's diluted income from continuing operations and net income by $0.15 per share.
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
Yarway
As previously disclosed, on April 22, 2013, Yarway Corporation, a former indirect wholly-owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On October 9, 2014, the Company reached an agreement with Yarway and various representatives of asbestos claimants that held or purported to hold asbestos-related claims against Yarway to fund a section 524(g) trust (the “Yarway Trust”) for the resolution and payment of current and future Yarway asbestos claims and to resolve the potential liability of the Company, each of its current and former affiliates and various other parties (the “Company Protected Parties”) for pending and future derivative personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, and/or sold by Yarway (“Yarway Asbestos Claims”). As a result of the agreement to settle, the Company recorded a charge of $225 million in Selling, general and administrative expenses within the Consolidated Statement of Operations in the fourth quarter of fiscal 2014. On April 8, 2015, the Bankruptcy Court issued an order confirming Yarway’s Chapter 11 plan, and on July 14, 2015, the United States District Court for the District of Delaware affirmed the Bankruptcy Court's confirmation order. On August 19, 2015, the Chapter 11 plan became effective, the Company contributed approximately $325 million in cash to the Yarway Trust and each of the Company Protected Parties received the benefit of a release from Yarway and an injunction under section 524(g) of the Bankruptcy Code permanently enjoining the assertion of Yarway Asbestos Claims against those Parties. As a result of the effectiveness of Chapter 11 plan, ownership of the Yarway Corporation was transferred to the Yarway Trust and it is no longer a consolidated subsidiary of the Company.
As a result of the voluntary bankruptcy petition during the third quarter of fiscal 2013, the Company recorded an expected loss upon deconsolidation of $10 million related to the Yarway Chapter 11 filing, which represented the Company's best estimate of loss at the time. Upon deconsolidation, the Company recorded an additional $4 million loss in Selling, general and administrative expenses within the Company's Consolidated Statement of Operations during the year ended September 25, 2015.
Tax Matters
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of a tax sharing agreement entered in 2007 with Medtronic and TE Connectivity (the "2007 Tax Sharing Agreement") under which Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of shared income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Medtronic's and TE Connectivity's U.S. and

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain non-U.S. income tax returns. The costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties. Tyco has previously disclosed that in connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed tax adjustments for periods beginning with the 1997 tax year. Although Tyco has been able to resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As a result, on June 20, 2013, Tyco received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million was asserted. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately proved correct.
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
No payments with respect to these matters would be required until the dispute is definitively resolved, which, based on the experience of other companies, could take several years. Tyco believes that its income tax reserves and the liabilities recorded within the Consolidated Balance Sheet for the tax sharing agreements continue to be appropriate. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain and could have a material impact on Tyco's financial condition, results of operations and cash flows. In particular, if the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which is expected to be disallowed by the IRS. See Note 6.
Other Matters
As previously disclosed, SimplexGrinnell LP (“SG”), a subsidiary of the Company in the North America Integrated Solutions & Services segment, has been named as a defendant in lawsuits in several jurisdictions seeking damages for SG’s alleged failure to pay prevailing wages and for other pay-related claims. Through the first quarter of fiscal 2015, the Company had recorded a total of approximately $17 million in charges related to these lawsuits, which was recorded in the Cost of services within the Consolidated Statement of Operations. During the quarter ended March 27, 2015, the Company agreed in principle to settle all outstanding lawsuits for a total of approximately $14 million.
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

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Retirement Plans
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
The net periodic benefit cost for material U.S. and non-U.S. defined benefit pension plans for 2015, 2014 and 2013 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Service cost	$7	$8	$6	$9	$9	$8
Interest cost	36	38	33	50	57	50
Expected return on plan assets	(56)	(51)	(48)	(74)	(76)	(67)
Amortization of net actuarial loss	9	9	14	13	13	11
Plan settlements, curtailments and special termination benefits	—	—	—	—	1	—
Net periodic (benefit) cost	$(4)	$4	$5	$(2)	$4	$2
Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	4.3%	4.9%	3.6%	3.7%	4.2%	4.2%
Expected return on plan assets	8.0%	8.0%	8.0%	6.6%	6.7%	6.8%
Rate of compensation increase	N/A	N/A	N/A	2.9%	2.8%	2.8%
The estimated net loss for material U.S. and non-U.S. pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is expected to be $13 million and $16 million, respectively. For inactive plans the Company amortizes its actuarial gains and losses over the average remaining life expectancy of the pension plan participants.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in benefit obligations, plan assets and the amounts recognized within the Consolidated Balance Sheets for material U.S. and non-U.S. defined benefit plans as of September 25, 2015 and September 26, 2014 is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligations as of beginning of year	$846	$792	$1,450	$1,327
Service cost	7	8	9	9
Interest cost	36	38	50	57
Employee contributions	—	—	2	2
Plan amendments	—	—	(3)	—
Actuarial loss	38	55	37	106
Acquisitions and mergers	—	—	3	2
Benefits and administrative expenses paid	(50)	(47)	(46)	(50)
Plan settlements, curtailments and special termination benefits	—	—	(13)	(10)
Currency translation	—	—	(105)	7
Benefit obligations as of end of year	$877	$846	$1,384	$1,450
Change in plan assets:
Fair value of plan assets as of beginning of year	$720	$652	$1,202	$1,119
Actual return on plan assets	(14)	90	49	98
Employer contributions	13	25	21	29
Employee contributions	—	—	2	2
Acquisitions and mergers	—	—	—	2
Benefits and administrative expenses paid	(50)	(47)	(46)	(50)
Plan settlements and special termination benefits	—	—	(10)	(10)
Currency translation	—	—	(82)	12
Fair value of plan assets as of end of year	$669	$720	$1,136	$1,202
Funded status	$(208)	$(126)	$(248)	$(248)
Net amount recognized	$(208)	$(126)	$(248)	$(248)

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$1	$—
Current liabilities	(3)	(3)	(5)	(6)
Non-current liabilities	(205)	(123)	(244)	(242)
Net amount recognized	$(208)	$(126)	$(248)	$(248)
Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Transition asset and prior service credit	$—	$—	$4	$2
Net actuarial loss	(378)	(278)	(502)	(491)
Total loss recognized	$(378)	$(278)	$(498)	$(489)
Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.4%	4.3%	3.6%	3.7%
Rate of compensation increase	N/A	N/A	2.8%	2.9%

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated and aggregate benefit obligation and fair value of plan assets with accumulated benefit obligations in excess of plan assets as of September 25, 2015 and September 26, 2014 were as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	As of September 25, 2015	As of September 26, 2014	As of September 25, 2015	As of September 26, 2014
Accumulated benefit obligation	$877	$846	$1,370	$1,431
Accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$877	$846	$1,358	$1,429
Fair value of plan assets	669	720	1,121	1,200
Aggregate benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	$877	$846	$1,373	$1,449
Fair value of plan assets	669	720	1,123	1,202
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
Pension plans have the following weighted-average asset allocations:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Asset Category:
Equity securities	59%	62%	50%	51%
Debt securities	40%	36%	48%	49%
Cash and cash equivalents	1%	2%	2%	—
Total	100%	100%	100%	100%
Although the Company does not buy or sell any of its own securities as a direct investment for its pension funds, due to external investment management in certain commingled funds, the plans may indirectly hold Tyco securities. The aggregate amount of the securities would not be considered material relative to the total fund assets.
The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 25, 2015, there were no significant concentrations of risk in the Company's defined benefit plan assets.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company's asset allocations by level within the fair value hierarchy as of September 25, 2015 and September 26, 2014 are presented in the table below for the Company's material defined benefit plans.

	As of
	September 25, 2015
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$186	$308	$494
Non-U.S. equity securities	147	322	469
Fixed income securities:
Government and government agency securities	49	356	405
Corporate debt securities	—	346	346
Mortgage and other asset-backed securities	—	62	62
Cash and cash equivalents	29	—	29
Total	$411	$1,394	$1,805

	As of
	September 26, 2014
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$207	$326	$533
Non-U.S. equity securities	165	363	528
Fixed income securities:
Government and government agency securities	45	325	370
Corporate debt securities	—	408	408
Mortgage and other asset-backed securities	—	69	69
Cash and cash equivalents	14	—	14
Total	$431	$1,491	$1,922
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

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth a summary of pension plan assets valued using NAV or its equivalent as of September 25, 2015 and September 26, 2014 ($ in millions):

	As of
	September 25, 2015
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$304	Daily	1 day, 5 days
Non-U.S. equity securities	355	Daily, Semi-monthly	1 day, 2 days
Government and government agency securities	259	Daily	1 day, 2 days
Corporate and other debt securities	214	Daily	1 day, 2 days
	$1,132

	As of
	September 26, 2014
Investment ($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$323	Daily	1 day, 5 days
Non-U.S. equity securities	403	Daily, Semi-monthly	1 day, 2 days
Government and government agency securities	159	Daily	1 day, 2 days
Corporate and other debt securities	136	Daily	1 day, 2 days
	$1,021
The strategy of the Company's investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.
During 2015, the Company contributed $13 million to its U.S. and $21 million to its non-U.S. pension plans, which represented the Company's minimum required contributions to its pension plans for fiscal year 2015. The Company did not make any voluntary contributions to its U.S. and non-U.S. plans during 2015.
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plans in 2016 of $3 million for the U.S. plans and $26 million for non-U.S. plans.
Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2016	$45	$44
2017	46	46
2018	47	47
2019	48	48
2020	49	49
2021 - 2024	262	269
The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material for 2015, 2014 and 2013.
Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefits commencing at their normal retirement age of 65. Due to the legal settlements as described in Note 12, the Company reversed the liabilities to Messrs. Kozlowski and Swartz in fiscal years 2014 and 2012, respectively.
Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $61 million, $65 million and $63 million for 2015, 2014 and 2013, respectively.
Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $85 million and $95 million as of September 25, 2015 and September 26, 2014, respectively. Deferred compensation expense was not material for 2015, 2014 and 2013.
Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.
Net periodic postretirement benefit cost was not material for 2015, 2014 and 2013. The Company's Consolidated Balance Sheets include unfunded postretirement benefit obligations of $26 million and $32 million as of September 25, 2015 and September 26, 2014, respectively within other liabilities. The Company's Consolidated Balance Sheets include nil of postretirement benefit assets as of both September 25, 2015 and September 26, 2014. In addition, the Company recorded a net actuarial gain of $8 million and $6 million in Accumulated other comprehensive loss within the Consolidated Statement of Shareholders' Equity as of September 25, 2015 and September 26, 2014, respectively.
The Company expects to make contributions to its postretirement benefit plans of $3 million in 2016.
Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2016	$3
2017	3
2018	3
2019	3
2020	2
2021 - 2024	9
14. Shareholders' Equity and Comprehensive Income
Dividends
The authority to declare and pay dividends is vested in the Board of Directors. The timing, declaration and payment of future dividends to holders of the Company's ordinary shares will be determined by the Company's Board of Directors and will depend upon many factors, including the Company's financial condition and results of operations, the capital requirements of the Company's businesses, industry practice and any other relevant factors.
Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves.” The creation of distributable reserves was accomplished by way of a capital reduction, which the Irish high Court approved on December 18, 2014.
On September 3, 2015, the Company declared a quarterly dividend of $0.205 per share, paid on November 12, 2015 to shareholders of record on October 23, 2015. On June 4, 2015, the Company declared a quarterly dividend of $0.205 per share, paid on August 19, 2015 to shareholders of record on July 24, 2015. On March 4, 2015, the Company declared a quarterly dividend of $0.205 per share paid on May 20, 2015 to shareholders of record on April 24, 2015.
The Company presented dividends declared of $86 million for each of the quarters ended March 27, 2015 and June 26, 2015, as a reduction of Additional paid in capital within the Company’s Consolidated Shareholders’ Equity.  For the quarter ended September 25, 2015, the Company corrected this presentation to present dividends declared for the second, third and

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fourth quarters of fiscal 2015 (subsequent to the re-domicile to Ireland), as a reduction of Accumulated Earnings within the Consolidated Statement of Shareholder’s Equity to conform the presentation to its stand-alone statutory financial statements prepared under Irish GAAP. The Irish Companies Act (2014) does not permit dividends to be paid from share capital, including share premium. This reclassification has no effect on net revenue, operating income (loss), net income (loss), cash flows and total equity.  The Company will reclass its presentation of dividends declared for the periods ending March 27, 2015 and June 26, 2015 when the Company files its Quarterly Reports on Form 10-Q for the periods ending March 25, 2016 and June 24, 2016, respectively.
Prior to the change in domicile to Ireland, the Company made dividend payments from its contributed surplus equity position in its Swiss statutory accounts. Under Swiss law, the authority to declare dividends is vested in the general meeting of shareholders. On March 5, 2014, the Company's shareholders approved an annual cash dividend of $0.72 per ordinary share. Payment of the dividend was made in four quarterly installments of $0.18 from May 2014 through February 2015. As a result, during the quarter ended March 28, 2014, the Company recorded an accrued dividend of $332 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus within the Company's Consolidated Balance Sheet. The first installment was paid on May 21, 2014 to shareholders of record on April 25, 2014. The second installment was paid on August 20, 2014 to shareholders of record on July 25, 2014. The third installment was paid on November 13, 2014 to stockholders of record on October 24, 2014. The fourth installment was paid on February 18, 2015 to shareholders of record on January 23, 2015.
On March 6, 2013, the Company's shareholders approved a cash dividend of $0.64 per share, payable to shareholders in four quarterly installments of $0.16 from May 2013 through February 2014. As a result, during the quarter ended March 29, 2013, the Company recorded an accrued dividend of $296 million within Accrued and other current liabilities and a corresponding reduction to Contributed surplus within the Company's Consolidated Balance Sheet. The first installment of $0.16 was paid on May 22, 2013 to shareholders of record on April 26, 2013. The second installment of $0.16 was paid on August 21, 2013 to shareholders of record on July 26, 2013. The third installment of $0.16 was paid on November 14, 2013 to shareholders of record on October 25, 2013. The fourth installment of $0.16 was paid on February 19, 2014 to shareholders of record on January 24, 2014.
Authorized Share Capital
As of September 25, 2015, the Company's authorized share capital amounted to $11,000,000 and €40,000, divided into 1,000,000,000 ordinary shares with a par value of $0.01 per share, 100,000,000 preferred shares with a par value of $0.01 per share and 40,000 ordinary A shares with a par value of €1.00 per share. The authorized share capital includes 40,000 ordinary A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies. Tyco Ireland may issue shares subject to the maximum prescribed by its authorized share capital contained in its memorandum of association. In connection with the re-domicile to Ireland, the Company canceled all the outstanding treasury shares, including shares held by subsidiaries, with an offsetting reduction in Additional paid in capital.
As of September 26, 2014, the Company's share capital amounted to CHF 243,181,525, or 486,363,050 registered ordinary shares with a par value of CHF 0.50 per share. Although the Company stated its par value in Swiss francs, it used the U.S. dollar as its reporting currency for preparing its Consolidated Financial Statements.
Issued Share Capital
The Company issued one authorized ordinary share in exchange for each ordinary share of Tyco Switzerland to the former shareholders of Tyco Switzerland. All ordinary shares issued at the effective time of the re-domicile to Ireland were issued as fully paid-up and non-assessable.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Repurchase Program
The Company's Board of Directors approved the $1 billion and $1.75 billion 2014 share repurchase programs and the $600 million 2013 share repurchase program in September 2014, March 2014 and January 2013, respectively. Share repurchases reduce the amount of ordinary shares outstanding and decrease the dividends declared within the Consolidated Statement of Shareholders' Equity. Shares repurchased by the Company by fiscal year and share repurchase program are provided below:

	2014 Share Repurchase Programs		2013 Share Repurchase Program		2011 Share Repurchase Program
	Shares (in millions)	Amounts ($ in billions)	Shares (in millions)	Amounts ($ in billions)	Shares (in millions)	Amounts ($ in billions)
Approved Repurchase Amount		$2.8		$0.6		$1.0
Repurchases
Fiscal 2015	9.7	0.4	N/A	N/A	N/A	N/A
Fiscal 2014	30.0	1.4	12.0	0.5	N/A	N/A
Fiscal 2013	N/A	N/A	3.0	0.1	7.0	0.2
Fiscal 2012	N/A	N/A	N/A	N/A	11.0	0.5
Fiscal 2011	N/A	N/A	N/A	N/A	6.0	0.3
Remaining Amount Available		$1.0		$—		$—
Comprehensive Income

	2015	2014	2013
Net income	$549	$1,839	$533
Foreign currency translation (1)	(541)	(133)	(85)
Liquidation of foreign entities (2)	1	(40)	(9)
Income tax expense (3)	—	(1)	(6)
Foreign currency translation, net of tax	(540)	(174)	(100)
Net actuarial (losses) gains	(128)	(104)	107
Amortization reclassified into earnings (4)	22	22	26
Income tax benefit (expense)	39	18	(54)
Defined benefit and post retirement plans, net of tax	(67)	(64)	79
Unrealized (loss) gain on marketable securities and derivative instruments (5)	(14)	(1)	2
Income tax benefit (expense)	5	1	(2)
Unrealized loss on marketable securities and derivative instruments, net of tax	(9)	—	—
Total other comprehensive loss, net of tax	(616)	(238)	(21)
Comprehensive (loss) income	(67)	1,601	512
Less: comprehensive (loss) gain attributable to noncontrolling interests	(2)	1	(3)
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(65)	$1,600	$515

(1)	Includes a $9 million gain related to the net investment hedge for the year ended September 25, 2015. The Company did not hold this net investment hedge in fiscal years 2014 or 2013.

(2)
During the years ended September 25, 2015, September 26, 2014 and September 27, 2013, $1 million of cumulative translation losses, $40 million of cumulative translation gains and $9 million of cumulative translation gains, respectively, were transferred from currency translation adjustments as a result of the sale of foreign entities. Of these amounts, a loss of $1 million, a gain of $40 million and nil, respectively, are included in (Loss) income from discontinued operations, net of income taxes within the Consolidated Statements of Operations.

(3)	Income tax expense related to previously held net investment hedges was nil, $1 million and $6 million for the years ended September 25, 2015, September 26, 2014 and September 27, 2013.

(4)
Reclassified to net periodic benefit cost. See Note 13. During the year ended September 26, 2014, $6 million of net actuarial losses were transferred from amortization of net actuarial losses and included in (Loss) income from discontinued operations, net of income taxes within the Consolidated Statements of Operations as a result of the sale of foreign entities.

(5)
When sold, the (loss) gain will be reclassified to realized (loss) gain on marketable securities and derivative instruments and is recorded in Other expense, net within the Consolidated Statements of Operations.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss are as follows ($ in millions):

	Currency Translation Adjustments	Unrealized Loss on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 28, 2012	$(419)	$—	$(547)	$(966)
Other comprehensive (loss) income, net of tax	(85)	—	61	(24)
Amounts reclassified from accumulated other comprehensive income, net of tax	(15)	—	18	3
Net current period other comprehensive (loss) income	(100)	—	79	(21)
Balance as of September 27, 2013	$(519)	$—	$(468)	$(987)
Other comprehensive loss, net of tax	(133)	—	(80)	(213)
Amounts reclassified from accumulated other comprehensive income, net of tax	(41)	—	16	(25)
Net current period other comprehensive loss	(174)	—	(64)	(238)
Balance as of September 26, 2014	$(693)	$—	$(532)	$(1,225)
Other comprehensive loss, net of tax	(541)	(9)	(84)	(634)
Amounts reclassified from accumulated other comprehensive income, net	1	—	17	18
Net current period other comprehensive loss	(540)	(9)	(67)	(616)
Balance as of September 25, 2015	$(1,233)	$(9)	$(599)	$(1,841)
15. Share Plans
Total share-based compensation cost recognized during 2015, 2014 and 2013 consisted of the following ($ in millions):

	2015	2014	2013
Selling, general and administrative expenses	$57	$72	$63
Restructuring and asset impairments charges, net	2	—	—
Total share-based compensation costs	$59	$72	$63
The Company has recognized a related tax benefit associated with its share-based compensation arrangements during 2015, 2014 and 2013 of $18 million, and $25 million and $20 million, respectively.
On September 17, 2012, shareholders approved the Tyco International plc 2012 Share and Incentive Plan (the "2012 Plan") which replaced the 2004 Tyco International Ltd. Stock and Incentive Plan (the "2004 Plan").  The 2012 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted shares, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards").  Pursuant to the 2012 Plan, effective October 1, 2012, 50 million ordinary shares were available for equity-based awards, subject to adjustments as provided under the terms of the 2012 Plan. No additional awards may be granted under the 2004 Plan. In addition, any ordinary shares which have been awarded under the 2004 Plan but which are not issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of ordinary shares on or after January 1, 2004 and which are no longer available for any reason will also be available for issuance under the 2012 Plan. When ordinary shares are issued pursuant to a grant of a full value award (for example, restricted stock units and performance share units), the total number of ordinary shares remaining available for grant will be decreased by 3.32 shares under the 2012 Plan. As of September 25, 2015, there were approximately 32 million shares available for grant under the 2012 Plan.
Share Options—Options are granted to purchase ordinary shares at prices that are equal to or greater than the closing market price of the ordinary shares on the date the option is granted. Conditions of vesting are determined at the time of grant.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options are generally exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant. Historically, the Company's practice has been to settle stock option exercises through either newly issued shares or from shares held in treasury.
The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual share option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model for 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Expected stock price volatility	31%	33%	35%
Risk free interest rate	1.82%	1.64%	0.87%
Expected annual dividend per share	$0.73	$0.64	$0.60
Expected life of options (years)	5.5	5.5	5.8
The weighted-average grant-date fair values of options granted during 2015, 2014 and 2013 was $11.29, $10.24 and $7.21, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $66 million, $76 million and $73 million, respectively. The related excess cash tax benefit classified as a financing cash inflow for 2015, 2014 and 2013 was not material.
A summary of the option activity as of September 25, 2015, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 26, 2014	15,126,365	$24.31
Granted	1,906,376	42.52
Exercised	(3,834,707)	23.95
Expired	(627,093)	31.56
Forfeited	(35,464)	28.70
Outstanding as of September 25, 2015	12,535,477	26.81	6.07	$116
Vested and unvested expected to vest as of September 25, 2015			5.99	$115
Exercisable as of September 25, 2015			4.48	$93
As of September 25, 2015, there was $27 million of total unrecognized compensation cost related to unvested options granted. The cost is expected to be recognized over a weighted-average period of 2.6 fiscal years.
Employee Stock Purchase Plans—The Tyco Employee Stock Purchase Plan ("ESPP") was suspended indefinitely during the fourth quarter of 2009.  As of September 25, 2015, there were approximately 3 million shares available for grant under the ESPP.
Restricted Share Awards—Restricted share awards, including restricted stock units and performance share units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on the award generally lapse upon normal retirement, if more than twelve months from the grant date, death or disability of the employee.
The fair market value of restricted awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time generally vest over a period of four years. The fair value of restricted stock units is determined based on the closing market price of the Company's shares on the grant date. Performance share units, which are restricted share awards that vest dependent upon attainment of

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

various levels of performance that equal or exceed targeted levels generally vest in their entirety at the end of a three year performance period. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance share units is determined based on the Monte Carlo valuation model. The compensation expense recognized for all restricted share awards is net of estimated forfeitures.
Recipients of restricted stock units have no voting rights and receive dividend equivalent units ("DEUs"). Recipients of performance share units have no voting rights and receive DEUs depending on the attainment of performance levels.
A summary of the activity of the Company's restricted stock unit awards as of September 25, 2015 and changes during the year then ended is presented in the tables below:

Non-vested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 26, 2014	2,411,300	$28.59
Granted	598,089	42.31
Vested	(929,023)	25.56
Forfeited	(300,222)	30.60
Non-vested as of September 25, 2015	1,780,144	33.98
The weighted-average grant-date fair value of restricted stock units granted during 2015, 2014 and 2013 was $42.31, $38.73 and $27.66, respectively. The total fair value of restricted stock units vested during 2015, 2014 and 2013 was $39 million, $79 million and $64 million, respectively.
As of September 25, 2015, there was $31 million of total unrecognized compensation cost related to all unvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.6 fiscal years.
A summary of the activity of the Company's performance share unit awards as of September 25, 2015 and changes during the year then ended is presented in the table below:

Non-vested Performance Share Units	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 26, 2014	1,387,651	$34.10
Granted	540,472	42.91
Adjustments for performance achievement relative to award target	193,814	30.36
Vested	(886,008)	30.36
Forfeited	(226,699)	35.09
Non-vested as of September 25, 2015	1,009,230	40.02
The weighted-average grant-date fair value of performance share units granted during 2015, 2014 and 2013 was $42.91, $39.01 and $30.36, respectively. The total fair value of performance share units vested during 2015, 2014 and 2013 was $25 million, nil and nil, respectively. Vested awards include shares that have been fully earned, but had not been delivered as of September 25, 2015. The final determination of the number of shares to be issued in respect of an award based on achievement of pre-defined performance metrics is made by the Company's Compensation and Human Resources Committee of the Board of Directors.
As of September 25, 2015, there was $19 million of total unrecognized compensation cost related to all unvested performance share awards. The cost is expected to be recognized over a weighted-average period of 1.9 fiscal years.
Deferred Stock Units—Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco ordinary shares with distribution deferred until termination of employment or service to the Company. Distribution, when made, will be in the form of actual shares on a one-for-one basis. Similar to restricted stock units that vest over time, the fair value of DSUs is determined based on the closing market price of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote and do not receive cash dividends. However, they have the right to receive dividend equivalent units. Conditions of vesting are determined at the time of grant. Under the 2004 Plan, grants made to executives generally vested in equal annual installments over three years while DSUs granted to the Board of Directors were immediately vested.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no DSU awards granted during 2015, 2014 and 2013; however, participants continue to earn DEUs on their existing awards. The total fair value of DSUs including DEUs vested during 2015, 2014 and 2013 was not material.
16. Consolidated Segment Data
During the fourth quarter of fiscal 2015, the Company changed the name of its North America Installation & Services and Rest of World Installation & Services segments to North America Integrated Solutions & Services and Rest of World Integrated Solutions & Services, respectively. The segment reporting structure is consistent with how management reviews the businesses, makes investing and resource decisions and assesses operating performance. The name changes better reflect the Company's focus on providing technology solutions that encompass a mix of products, services and consultation that is tailored to the unique needs of each customer. No changes were made to the current segment structure or underlying financial data that comprise each segment as a result of the name changes and there was no impact to previously disclosed segment information.
The Company operates and reports financial and operating information in the following three segments:

•
NA Integrated Solutions & Services designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in North America.

•
ROW Integrated Solutions & Services designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems for commercial, industrial, retail, residential, small business, institutional and governmental customers in the Rest of World ("ROW") regions.

•
Global Products designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide, including products installed and serviced by our NA and ROW Integrated Solutions & Services segments.

The Company also provides general corporate services to its segments which are reported as a fourth, non-operating segment, Corporate and Other.
Selected information by segment is presented in the following tables ($ in millions):

	2015	2014	2013
Net Revenue(1):
NA Integrated Solutions & Services	$3,879	$3,876	$3,891
ROW Integrated Solutions & Services	3,432	3,912	3,828
Global Products	2,591	2,544	2,339
	$9,902	$10,332	$10,058
______________________________________________________________________________

(1)	Net revenue by segment excludes intercompany transactions.

	2015	2014	2013
Operating income (loss):
NA Integrated Solutions & Services	$542	$450	$388
ROW Integrated Solutions & Services	243	412	336
Global Products	405	458	307
Corporate and Other(1)	(306)	(620)	(319)
	$884	$700	$712
_______________________________________________________________________________

(1)
Operating loss for fiscal 2014 includes asbestos related charges of $225 million related to the Yarway settlement and $240 million related to an updated valuation performed over the Company's liability for asbestos related claims (excluding Yarway claims), partially offset by $96 million of legacy legal reversal and recoveries. See Note 12 for further details on asbestos and legacy legal matters.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by segment as of September 25, 2015, September 26, 2014 and September 27, 2013 are as follows ($ in millions):

	2015	2014	2013
Total Assets:
NA Integrated Solutions & Services	$3,880	$3,870	$3,842
ROW Integrated Solutions & Services	2,751	3,029	2,980
Global Products	3,097	2,676	2,726
Corporate and Other	2,581	2,054	1,639
Assets held for sale	12	180	989
	$12,321	$11,809	$12,176
Depreciation and amortization, and capital expenditures by segment for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 are as follows ($ in millions):

	2015	2014	2013
Depreciation and amortization:
NA Integrated Solutions & Services	$137	$137	$139
ROW Integrated Solutions & Services	113	141	175
Global Products	84	72	58
Corporate and Other	8	8	7
	$342	$358	$379

	2015	2014	2013
Capital expenditures
NA Integrated Solutions & Services	$107	$133	$92
ROW Integrated Solutions & Services	98	102	109
Global Products	29	45	58
Corporate and Other	12	8	10
	$246	$288	$269
Net revenue by geographic area for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 is as follows ($ in millions):

	2015	2014	2013
Net Revenue(1):
North America(2)	$5,544	$5,496	$5,343
Latin America	492	500	456
Europe, Middle East and Africa (3)	2,551	2,836	2,758
Asia-Pacific	1,315	1,500	1,501
	$9,902	$10,332	$10,058
_______________________________________________________________________________

(1)	Net revenue is attributed to individual countries based on the jurisdiction of formation of the reporting entity that records the transaction.

(2)	Includes U.S. net revenue of $4,822 million, $4,717 million and $4,568 million for 2015, 2014 and 2013, respectively.

(3)
The U.K. represents the largest portion of net revenue in the Europe, Middle East and Africa region with net revenue of $1,140 million, $1,262 million and $1,168 million for 2015, 2014 and 2013, respectively.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets by geographic area as of September 25, 2015, September 26, 2014 and September 27, 2013 are as follows ($ in millions):

	2015	2014	2013
Long-lived assets(1):
North America(2)	$856	$905	$905
Latin America	110	113	129
Europe, Middle East and Africa	313	338	340
Asia-Pacific	109	137	154
Corporate and Other	14	20	32
	$1,402	$1,513	$1,560
_______________________________________________________________________________

(1)
Long-lived assets are comprised primarily of subscriber system assets, net, property, plant and equipment, net, deferred subscriber acquisition costs, net and dealer intangibles. They exclude goodwill, other intangible assets and other assets.

(2)	Includes U.S. long-lived assets of $801 million, $836 million, and $828 million for 2015, 2014 and 2013, respectively.
17. Supplementary Consolidated Balance Sheet Information
Selected supplementary Consolidated Balance Sheet information as of September 25, 2015 and September 26, 2014 is as follows ($ in millions):

	As of September 25, 2015	As of September 26, 2014
Contracts in process	$370	$388
Other	406	663
Prepaid expenses and other current assets	$776	$1,051

Accrued payroll and payroll related costs	$232	$316
Accrued guarantees	219	218
Accrued insurance commitments - asbestos	21	346
Other	1,214	1,234
Accrued and other current liabilities	$1,686	$2,114
18. Inventory
Inventories consisted of the following ($ in millions):

	As of
	September 25, 2015	September 26, 2014
Purchased materials and manufactured parts	$165	$159
Work in process	84	85
Finished goods	378	381
Inventories	$627	$625
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	September 25, 2015	September 26, 2014
Land	$33	$36
Buildings	411	411
Subscriber systems	1,933	2,210
Machinery and equipment	1,281	1,265
Construction in progress	84	90
Accumulated depreciation	(2,553)	(2,750)
Property, plant and equipment, net	$1,189	$1,262
20. Tyco International Finance S.A.
TIFSA, a 100% owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Tyco and by Tyco Fire & Security Finance S.C.A. ("TIFSCA"), a wholly owned subsidiary of Tyco and parent company TIFSA. See Note 9. The following tables present condensed consolidating financial information for Tyco, TIFSCA, TIFSA and all other subsidiaries. Condensed financial information for Tyco, TIFSCA and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 25, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	—	$—	$9,902	$—	$9,902
Cost of product sales	—	—	—	4,072	—	4,072
Cost of services	—	—	—	2,198	—	2,198
Selling, general and administrative expenses	7	—	2	2,564	—	2,573
Restructuring and asset impairment charges, net	—	—	—	175	—	175
Operating (loss) income	(7)	—	(2)	893	—	884
Interest income	—	—	—	15	—	15
Interest expense	—	—	(100)	(2)	—	(102)
Other (expense) income, net	—	—	(88)	6	—	(82)
Equity in net income of subsidiaries	557	591	674	—	(1,822)	—
Intercompany interest and fees	3	—	106	(109)	—	—
Income from continuing operations before income taxes	553	591	590	803	(1,822)	715
Income tax (benefit) expense	(2)	—	1	(99)	—	(100)
Income from continuing operations	551	591	591	704	(1,822)	615
Loss from discontinued operations, net of income taxes	—	—	—	(66)	—	(66)
Net income	551	591	591	638	(1,822)	549
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(2)	—	(2)
Net income attributable to Tyco ordinary shareholders	$551	$591	$591	$640	$(1,822)	$551

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 25, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$551	$591	$591	$638	$(1,822)	$549
Other comprehensive (loss) income, net of tax
Foreign currency translation	(540)	—	3	(543)	540	(540)
Defined benefit and post retirement plans	(67)	—	—	(67)	67	(67)
Unrealized loss on marketable securities and derivative instruments	(9)	—	—	(9)	9	(9)
Total other comprehensive (loss) income, net of tax	(616)	—	3	(619)	616	(616)
Comprehensive (loss) income	(65)	591	594	19	(1,206)	(67)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(65)	$591	$594	$21	$(1,206)	$(65)

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,332	$—	$10,332
Cost of product sales	—	—	4,250	—	4,250
Cost of services	—	—	2,297	—	2,297
Selling, general and administrative expenses	(7)	4	3,040	—	3,037
Separation costs	—	—	1	—	1
Restructuring and asset impairment charges, net	—	—	47	—	47
Operating income (loss)	7	(4)	697	—	700
Interest income	—	—	14	—	14
Interest expense	—	(95)	(2)	—	(97)
Other (expense) income, net	(6)	—	5	—	(1)
Equity in net income of subsidiaries	1,866	1,881	—	(3,747)	—
Intercompany interest and fees	(28)	105	(72)	(5)	—
Income from continuing operations before income taxes	1,839	1,887	642	(3,752)	616
Income tax expense (benefit)	1	(1)	(24)	—	(24)
Equity gain in earnings of unconsolidated subsidiaries			206	—	206
Income from continuing operations	1,840	1,886	824	(3,752)	798
(Loss) Income from discontinued operations, net of income taxes	(2)	—	1,038	5	1,041
Net income	1,838	1,886	1,862	(3,747)	1,839
Less: noncontrolling interest in subsidiaries net income	—	—	1	—	1
Net income attributable to Tyco ordinary shareholders	$1,838	$1,886	$1,861	$(3,747)	$1,838

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$1,838	$1,886	$1,862	$(3,747)	$1,839
Other comprehensive loss, net of tax
Foreign currency translation	(174)	—	(174)	174	(174)
Defined benefit and post retirement plans	(64)	—	(64)	64	(64)
Total other comprehensive loss, net of tax	(238)	—	(238)	238	(238)
Comprehensive income	1,600	1,886	1,624	(3,509)	1,601
Less: comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income attributable to Tyco ordinary shareholders	$1,600	$1,886	$1,623	$(3,509)	$1,600

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,058	$—	$10,058
Cost of product sales	—	—	3,985	—	3,985
Cost of services	—	—	2,404	—	2,404
Selling, general and administrative expenses	11	1	2,826	—	2,838
Separation costs	3	—	5	—	8
Restructuring and asset impairment charges, net	—	—	111	—	111
Operating (loss) income	(14)	(1)	727	—	712
Interest income	2	—	14	—	16
Interest expense	(1)	(95)	(4)	—	(100)
Other (expense) income, net	(31)	—	2	—	(29)
Equity in net (loss) income of subsidiaries	(12,666)	2,563	—	10,103	—
Intercompany interest and fees	13,248	122	(13,362)	(8)	—
Income (loss) from continuing operations before income taxes	538	2,589	(12,623)	10,095	599
Income tax expense	(2)	(2)	(104)	—	(108)
Equity loss in earnings of unconsolidated subsidiaries	—	—	(48)	—	(48)
Income (loss) from continuing operations	536	2,587	(12,775)	10,095	443
Income from discontinued operations, net of income taxes	—	—	82	8	90
Net income (loss)	536	2,587	(12,693)	10,103	533
Less: noncontrolling interest in subsidiaries net loss	—	—	(3)	—	(3)
Net income (loss) attributable to Tyco ordinary shareholders	$536	$2,587	$(12,690)	$10,103	$536

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$536	$2,587	$(12,693)	$10,103	$533
Other comprehensive income (loss), net of tax
Foreign currency translation	(100)	—	(100)	100	(100)
Defined benefit and post retirement plans	79	—	79	(79)	79
Total other comprehensive loss, net of tax	(21)	—	(21)	21	(21)
Comprehensive income (loss)	515	2,587	(12,714)	10,124	512
Less: comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to Tyco ordinary shareholders	$515	$2,587	$(12,711)	$10,124	$515

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 25, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$1,401	$—	$1,401
Accounts receivable, net	—	—	—	1,775	—	1,775
Inventories	—	—	—	627	—	627
Intercompany receivables	15	—	332	6,508	(6,855)	—
Prepaid expenses and other current assets	—	—	63	713	—	776
Deferred income taxes	—	—	—	62	—	62
Assets held for sale	—	—	—	12	—	12
Total current assets	15	—	395	11,098	(6,855)	4,653
Property, plant and equipment, net	—	—	—	1,189	—	1,189
Goodwill	—	—	—	4,236	—	4,236
Intangible assets, net	—	—	—	871	—	871
Investment in subsidiaries	10,885	11,148	16,001	—	(38,034)	—
Intercompany loans receivable	—	—	2,942	5,066	(8,008)	—
Other assets	1	—	44	1,327	—	1,372
Total Assets	$10,901	$11,148	$19,382	$23,787	$(52,897)	$12,321
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$967	$20	$—	$987
Accounts payable	1	—	—	784	—	785
Accrued and other current liabilities	88	—	61	1,537	—	1,686
Deferred revenue	—	—	—	382	—	382
Intercompany payables	3,616	—	2,892	347	(6,855)	—
Liabilities held for sale	—	—	—	5	—	5
Total current liabilities	3,705	—	3,920	3,075	(6,855)	3,845
Long-term debt	—	—	2,158	1	—	2,159
Intercompany loans payable	3,155	—	1,911	2,942	(8,008)	—
Deferred revenue	—	—	—	303	—	303
Other liabilities	—	—	245	1,693	—	1,938
Total Liabilities	6,860	—	8,234	8,014	(14,863)	8,245
Tyco Shareholders' Equity:
Ordinary shares	4	—	—	—	—	4
Other shareholders' equity	4,037	11,148	11,148	15,738	(38,034)	4,037
Total Tyco Shareholders' Equity	4,041	11,148	11,148	15,738	(38,034)	4,041
Nonredeemable noncontrolling interest	—	—	—	35	—	35
Total Equity	4,041	11,148	11,148	15,773	(38,034)	4,076
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$10,901	$11,148	$19,382	$23,787	$(52,897)	$12,321

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$892	$—	$892
Accounts receivable, net	—	—	1,734	—	1,734
Inventories	—	—	625	—	625
Intercompany receivables	18	245	8,102	(8,365)	—
Prepaid expenses and other current assets	7	62	982	—	1,051
Deferred income taxes	—	—	304	—	304
Assets held for sale	—	—	180	—	180
Total current assets	25	307	12,819	(8,365)	4,786
Property, plant and equipment, net	—	—	1,262	—	1,262
Goodwill	—	—	4,122	—	4,122
Intangible assets, net	—	—	712	—	712
Investment in subsidiaries	12,738	16,202	—	(28,940)	—
Intercompany loans receivable	—	3,693	5,346	(9,039)	—
Other assets	26	4	897	—	927
Total Assets	$12,789	$20,206	$25,158	$(46,344)	$11,809
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	1	—	824	—	825
Accrued and other current liabilities	191	23	1,900	—	2,114
Deferred revenue	—	—	400	—	400
Intercompany payables	3,517	4,593	255	(8,365)	—
Liabilities held for sale	—	—	118	—	118
Total current liabilities	3,709	4,616	3,517	(8,365)	3,477
Long-term debt	—	1,441	2	—	1,443
Intercompany loans payable	4,180	1,888	2,971	(9,039)	—
Deferred revenue	—	—	335	—	335
Other liabilities	253	—	1,618	—	1,871
Total Liabilities	8,142	7,945	8,443	(17,404)	7,126
Redeemable noncontrolling interest	—	—	13	—	13
Tyco Shareholders' Equity:
Ordinary shares	208	—	—	—	208
Ordinary shares held in treasury	—	—	(2,515)	—	(2,515)
Other shareholders' equity	4,439	12,261	19,194	(28,940)	6,954
Total Tyco Shareholders' Equity	4,647	12,261	16,679	(28,940)	4,647
Nonredeemable noncontrolling interest	—	—	23	—	23
Total Equity	4,647	12,261	16,702	(28,940)	4,670
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$12,789	$20,206	$25,158	$(46,344)	$11,809

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 25, 2015
($ in millions)

	Tyco International Plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$159	$—	$(1,568)	$1,951	$—	$542
Net cash used in discontinued operating activities	—	—	—	(3)	—	(3)
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(246)	—	(246)
Proceeds from disposal of assets	—	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	—	(583)	—	(583)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	—	(18)	—	(18)
Divestiture of businesses, net of cash divested	—	—	—	3	—	3
Net increase in intercompany loans	—	—	(41)	—	41	—
Increase in investment in subsidiaries	—	—	(3)	—	3	—
Sales and maturities of investments	—	—	4	284	—	288
Purchases of investments	—	—	(1)	(289)	—	(290)
Increase in restricted cash	—	—	—	(20)	—	(20)
Other	—	—	—	(1)	—	(1)
Net cash used in investing activities	—	—	(41)	(865)	44	(862)
Net cash used in discontinued investing activities	—	—	—	(37)	—	(37)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	—	363	1	—	364
Repayments of short-term debt	—	—	(363)	(1)	—	(364)
Proceeds from issuance of long-term debt	—	—	2,058	1		2,059
Repayment of long-term debt	—		(445)	—	—	(445)
Proceeds from exercise of share options	85	—	—	7	—	92
Dividends paid	(324)	—	—	—	—	(324)
Repurchase of ordinary shares by treasury	—	—	—	(417)	—	(417)
Net intercompany loan borrowings (repayments)	83	—	—	(42)	(41)	—
Increase in equity from parent	—	—	—	3	(3)	—
Transfer to discontinued operations	—	—	—	(40)	—	(40)
Payment of contingent consideration	—	—	—	(24)		(24)
Other	(3)	—	(4)	(32)	—	(39)
Net cash (used in) provided by financing activities	(159)	—	1,609	(544)	(44)	862
Net cash provided by discontinued financing activities	—	—	—	40	—	40
Effect of currency translation on cash	—	—	—	(33)	—	(33)
Net increase in cash and cash equivalents	—	—	—	509	—	509
Cash and cash equivalents at beginning of period	—	—	—	892	—	892
Cash and cash equivalents at end of period	$—	$—	$—	$1,401	$—	$1,401

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 26, 2014
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(205)	$592	$442	$—	$829
Net cash provided by discontinued operating activities	—	—	83	—	83
Cash Flows From Investing Activities:
Capital expenditures	—	—	(288)	—	(288)
Proceeds from disposal of assets	—	—	10	—	10
Acquisition of businesses, net of cash acquired	—	—	(65)	—	(65)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(25)	—	(25)
Divestiture of businesses, net of cash divested	—	—	1	—	1
Net increase in intercompany loans	—	(521)	—	521	—
Increase (decrease) in investment in subsidiaries	(4)	(9)	4	9	—
Sales and maturities of investments	—	—	283	—	283
Purchases of investments	—	(62)	(324)	—	(386)
Sale of equity investment	—	—	250	—	250
Decrease in restricted cash	—	—	3	—	3
Other	—	—	(4)	—	(4)
Net cash used in investing activities	(4)	(592)	(155)	530	(221)
Net cash provided by discontinued investing activities	—	—	1,789	—	1,789
Cash Flows From Financing Activities:
Proceeds from issuance of short term debt	—	830	—	—	830
Repayment of short term debt	—	(830)	(1)	—	(831)
Proceeds from exercise of share options	—	—	91	—	91
Dividends paid	(311)	—	—	—	(311)
Repurchase of ordinary shares by treasury	—	—	(1,833)	—	(1,833)
Net intercompany loan borrowings	520	—	1	(521)	—
Increase in equity from parent	—	—	9	(9)	—
Purchase of noncontrolling interest	—	—	(66)	—	(66)
Transfer from discontinued operations	—	—	1,872	—	1,872
Other	—	—	(11)	—	(11)
Net cash provided by (used in) financing activities	209	—	62	(530)	(259)
Net cash used in discontinued financing activities	—	—	(1,872)	—	(1,872)
Effect of currency translation on cash	—	—	(20)	—	(20)
Net increase in cash and cash equivalents	—	—	329	—	329
Cash and cash equivalents at beginning of period	—	—	563	—	563
Cash and cash equivalents at end of period	$—	$—	$892	$—	$892

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 27, 2013
($ in millions)

	Tyco International Ltd.	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(251)	$452	$500	$—	$701
Net cash provided by discontinued operating activities	—	—	149	—	149
Cash Flows From Investing Activities:
Capital expenditures	—	—	(269)	—	(269)
Proceeds from disposal of assets	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(229)	—	(229)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	(19)	—	(19)
Divestiture of businesses, net of cash divested	—	—	17	—	17
Intercompany dividend from subsidiary	—	32	—	(32)	—
Net increase in intercompany loans	—	(431)	—	431	—
Decrease in investment in subsidiaries	—	8	—	(8)	—
Sales and maturities of investments	—	—	182	—	182
Purchases of investments	—	—	(227)	—	(227)
Increase in restricted cash	—	—	(8)	—	(8)
Other	—	—	4	—	4
Net cash used in investing activities	—	(391)	(544)	391	(544)
Net cash used in discontinued investing activities	—	—	(111)	—	(111)
Cash Flows From Financing Activities:
Proceeds from issuance of short term debt	—	475	—	—	475
Repayment of short term debt	—	(475)	(30)	—	(505)
Proceeds from exercise of share options	—	—	153	—	153
Dividends paid	(288)	—	—	—	(288)
Intercompany dividend to parent	—	—	(32)	32	—
Repurchase of ordinary shares by treasury	—	—	(300)	—	(300)
Net intercompany loan borrowings (repayments)	449	—	(18)	(431)	—
Decrease in equity from parent	—	—	(8)	8	—
Transfer from (to) discontinued operations	90	(61)	39	—	68
Other	—	—	(30)	—	(30)
Net cash provided by (used in) financing activities	251	(61)	(226)	(391)	(427)
Net cash used in discontinued financing activities	—	—	(68)	—	(68)
Effect of currency translation on cash	—	—	(11)	—	(11)
Net decrease in cash and cash equivalents	—	—	(311)	—	(311)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(30)	—	(30)
Cash and cash equivalents at beginning of period	—	—	844	—	844
Cash and cash equivalents at end of period	$—	$—	$563	$—	$563

TYCO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Subsequent Events
On September 14, 2015, the Company and TIFSA announced the redemption of all of the outstanding $242 million aggregate principal amount of 7.0% notes due 2019 and $462 million aggregate principal amount of 6.875% notes due 2021. On October 14, 2015, TIFSA paid cash of $876 million to complete the redemption. As a result, the Company expects to record a charge of $168 million to Other expense, net during the first quarter of fiscal 2016 as a loss on extinguishment of debt. The charge is comprised of the make-whole premium and write-off of unamortized premium and debt issuance costs related to the extinguished notes.
On October 15, 2015, the Company repaid at maturity $258 million aggregate principal amount of 3.375% notes due 2015, which matured on such date.
On October 12, 2015, the Company made its annual equity compensation grant, and granted Tyco employees 2.6 million share options with a weighted-average grant-date fair value of $7.18 per share at the date of grant. Additionally, the Company granted 0.5 million and 0.6 million restricted stock units and performance share units with a weighted-average grant-date fair value of $36.08 and $37.16 per share on the date of grant, respectively.

TYCO INTERNATIONAL PLC
SUPPLEMENTARY FINANCIAL INFORMATION
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended September 25, 2015 and September 26, 2014 is as follows ($ in millions, except per share data):

	2015
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue (1)	$2,478	$2,430	$2,489	$2,505
Gross profit	909	881	916	926
Income from continuing operations attributable to Tyco ordinary shareholders (2)	164	183	188	82
Loss from discontinued operations, net of income taxes	(2)	(16)	(32)	(16)
Net income attributable to Tyco ordinary shareholders	$162	$167	$156	$66
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.39	$0.44	$0.45	$0.19
Loss from discontinued operations, net of income taxes	—	(0.04)	(0.08)	(0.03)
Net income attributable to Tyco ordinary shareholders	$0.39	$0.40	$0.37	$0.16
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.38	$0.43	$0.44	$0.19
Loss from discontinued operations, net of income taxes	—	(0.04)	(0.07)	(0.04)
Net income attributable to Tyco ordinary shareholders	$0.38	$0.39	$0.37	$0.15

(1)	Net revenue excludes $5 million, $5 million, $5 million and nil of net revenue related to discontinued operations for the first, second, third and fourth quarters of 2015, respectively.

(2)	Income from continuing operations attributable to Tyco ordinary shareholders for the fourth quarter of fiscal 2015 includes an $81 million loss on extinguishment of debt.

TYCO INTERNATIONAL PLC
SUPPLEMENTARY FINANCIAL INFORMATION (Continued)
Selected Quarterly Financial Data (Unaudited) (Continued)

	2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue (1)	$2,489	$2,480	$2,660	$2,703
Gross profit	916	902	985	982
Income (loss) from continuing operations attributable to Tyco ordinary shareholders (2)	245	192	435	(75)
Income (loss) from discontinued operations, net of income taxes (3)	25	15	1,015	(14)
Net income (loss) attributable to Tyco ordinary shareholders	$270	$207	$1,450	$(89)
Basic earnings per share attributable to Tyco ordinary shareholders:
Income (loss) from continuing operations	$0.53	$0.41	$0.95	$(0.17)
Income (loss) from discontinued operations, net of income taxes	0.05	0.04	2.22	(0.03)
Net income (loss) attributable to Tyco ordinary shareholders	$0.58	$0.45	$3.17	$(0.20)
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income (loss) from continuing operations	$0.52	$0.41	$0.93	$(0.17)
Income (loss) from discontinued operations, net of income taxes	0.05	0.03	2.18	(0.03)
Net income (loss) attributable to Tyco ordinary shareholders	$0.57	$0.44	$3.11	$(0.20)

(1)	Net revenue excludes $158 million, $152 million, $87 million and $6 million of net revenue related to discontinued operations for the first, second, third and fourth quarters of 2014, respectively.

(2)
Income (loss) from continuing operations attributable to Tyco ordinary shareholders for the first quarter of fiscal 2014 includes $92 million related to a legacy legal reversal; for the third quarter of 2014 includes a $216 million gain on the sale of Atkore and for the fourth quarter of 2014 includes asbestos related charges of $225 million related to the Yarway settlement and $240 million related to an updated valuation performed over the Company's liability for asbestos related claims (excluding Yarway claims).

(3)	Income (loss) from discontinued operations, net of income taxes for the third quarter of 2014 is primarily related to the sale of ADT Korea.

TYCO INTERNATIONAL PLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions (Divestitures) and Other	Deductions(1)	Balance at End of Year
Accounts Receivable:
Year Ended September 27, 2013	$59	$52	$1	$(39)	$73
Year Ended September 26, 2014	$73	27	1	(34)	$67
Year Ended September 25, 2015	$67	39	(4)	(31)	$71
_______________________________________________________________________________

(1)	Deductions represent uncollectible accounts written off, net of recoveries.