Form 10-Q
period 2016-03-25
TYCO INTERNATIONAL plc
filed 2016-04-29
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 25, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
333-196049
(Commission File Number)
___________________________________________________________
TYCO INTERNATIONAL PLC
(Exact name of Registrant as specified in its charter)

Ireland (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
1 Albert Quay, Albert Quay, Cork, Ireland (Address of registrant's principal executive office)
353-21-426-0000 (Registrant's telephone number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of ordinary shares outstanding as of April 22, 2016 was 425,497,785.

TYCO INTERNATIONAL PLC

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
  TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Revenue from product sales	$1,398	$1,458	$2,806	$2,946
Service revenue	933	972	1,901	1,962
Net revenue	2,331	2,430	4,707	4,908
Cost of product sales	968	999	1,930	2,021
Cost of services	506	550	1,042	1,097
Selling, general and administrative expenses	602	648	1,175	1,300
Merger costs	26	—	26	—
Restructuring and asset impairment charges, net (see Note 4)	4	12	16	70
Operating income	225	221	518	420
Interest income	4	4	8	7
Interest expense	(22)	(25)	(46)	(49)
Other (expense) income, net	—	(1)	(165)	3
Income from continuing operations before income taxes	207	199	315	381
Income tax expense	(63)	(18)	(99)	(37)
Income from continuing operations	144	181	216	344
Income (loss) from discontinued operations, net of income taxes	1	(16)	5	(18)
Net income	145	165	221	326
Less: noncontrolling interest in subsidiaries net loss	(1)	(2)	(1)	(3)
Net income attributable to Tyco ordinary shareholders	$146	$167	$222	$329
Amounts attributable to Tyco ordinary shareholders:
Income from continuing operations	$145	$183	$217	$347
Income (loss) from discontinued operations	1	(16)	5	(18)
Net income attributable to Tyco ordinary shareholders	$146	$167	$222	$329
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.34	$0.44	$0.51	$0.83
(Loss) income from discontinued operations	—	(0.04)	0.01	(0.05)
Net income attributable to Tyco ordinary shareholders	$0.34	$0.40	$0.52	$0.78
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.33	$0.43	$0.51	$0.81
Income (loss) from discontinued operations	0.01	(0.04)	0.01	(0.04)
Net income attributable to Tyco ordinary shareholders	$0.34	$0.39	$0.52	$0.77
Weighted average number of shares outstanding:
Basic	425	420	424	420
Diluted	428	427	428	427

See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net income	$145	$165	$221	$326
Other comprehensive income (loss), net of tax
Foreign currency translation	44	(176)	1	(374)
Defined benefit and post retirement plans	3	4	8	9
Unrealized gain on marketable securities and derivative instruments, net of tax	2	—	3	—
Total other comprehensive income (loss), net of tax	49	(172)	12	(365)
Comprehensive income (loss)	194	(7)	233	(39)
Less: comprehensive loss attributable to noncontrolling interests	(1)	(2)	(1)	(3)
Comprehensive income (loss) attributable to Tyco ordinary shareholders	$195	$(5)	$234	$(36)
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	March 25, 2016	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$345	$1,401
Accounts receivable, less allowance for doubtful accounts of $76 and $70, respectively	1,722	1,732
Inventories	670	624
Prepaid expenses and other current assets	864	754
Deferred income taxes	62	62
Assets held for sale	—	102
Total Current Assets	3,663	4,675
Property, plant and equipment, net	1,189	1,177
Goodwill	4,460	4,234
Intangible assets, net	1,025	863
Other assets	1,274	1,372
Total Assets	$11,611	$12,321
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$400	$987
Accounts payable	797	774
Accrued and other current liabilities	1,643	1,661
Deferred revenue	393	380
Liabilities held for sale	—	50
Total Current Liabilities	3,233	3,852
Long-term debt	2,159	2,159
Deferred revenue	285	303
Other liabilities	1,756	1,931
Total Liabilities	7,433	8,245
Commitments and Contingencies (see Note 11)
Tyco Shareholders' Equity:
Ordinary shares, $0.01 par value, 1,000,000,000 shares authorized, and 425,294,236 and 422,400,870 shares issued as of March 25, 2016 and September 25, 2015, respectively	4	4
Ordinary A shares, €1.00 par value, 40,000 shares authorized, none outstanding as of March 25, 2016 and September 25, 2015	—	—
Preference shares, $0.01 par value, 100,000,000 shares authorized, none outstanding as of March 25, 2016 and September 25, 2015	—	—
Ordinary shares held in treasury, 409,244 and 79,770 shares as of March 25, 2016 and September 25, 2015, respectively	(15)	(3)
Additional paid in capital	769	716
Accumulated earnings	5,213	5,165
Accumulated other comprehensive loss	(1,829)	(1,841)
Total Tyco Shareholders' Equity	4,142	4,041
Nonredeemable noncontrolling interest	36	35
Total Equity	4,178	4,076
Total Liabilities and Equity	$11,611	$12,321
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Six Months Ended
	March 25, 2016	March 27, 2015
Cash Flows From Operating Activities:
Net income attributable to Tyco ordinary shareholders	$222	$329
Noncontrolling interest in subsidiaries net loss	(1)	(3)
(Income) loss from discontinued operations, net of income taxes	(5)	18
Income from continuing operations	216	344
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	167	171
Non-cash compensation expense	27	30
Deferred income taxes	62	(29)
Provision for losses on accounts receivable and inventory	29	34
Loss on extinguishment of debt	168	—
Legacy legal matters	(19)	—
Loss on divestitures, net	69	23
Gain on investments, net	(114)	(7)
Other non-cash items	5	7
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	38	22
Contracts in progress	(54)	(30)
Inventories	(56)	(64)
Prepaid expenses and other assets	(30)	(66)
Accounts payable	2	(87)
Accrued and other liabilities	(133)	(56)
Tax sharing agreement, net (Note 6)	(122)	—
Income taxes, net	13	1
Other	45	(31)
Net cash provided by operating activities	313	262
Net cash (used in) provided by discontinued operating activities	(11)	3
Cash Flows From Investing Activities:
Capital expenditures	(143)	(123)
Acquisition of businesses, net of cash acquired	(314)	(525)
Acquisition of dealer generated customer accounts and bulk account purchases	(11)	(8)
Divestiture of businesses, net of cash divested	9	(1)
Sales and maturities of investments including restricted investments	8	279
Purchases of investments including restricted investments	(7)	(288)
Decrease (increase) in restricted cash	24	(39)
Other	1	2
Net cash used in investing activities	(433)	(703)
Net cash provided by (used in) discontinued investing activities	4	(15)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	2,498	—
Repayment of short-term debt	(2,098)	(1)
Repayment of current portion of long-term debt	(1,134)	—
Proceeds from issuance of long-term debt	—	567
Proceeds from exercise of share options	26	57
Dividends paid	(174)	(151)
Repurchase of ordinary shares	—	(417)
Transfer to discontinued operations	(7)	(12)
Payment of contingent consideration	(1)	(23)
Debt financing costs	(23)	(4)
Other	(13)	(19)
Net cash used in financing activities	(926)	(3)
Net cash provided by discontinued financing activities	7	12
Effect of currency translation on cash	(10)	(16)
Net decrease in cash and cash equivalents	(1,056)	(460)
Cash and cash equivalents at beginning of period	1,401	892
Cash and cash equivalents at end of period	$345	$432
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended March 25, 2016 and March 27, 2015
(in millions)

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 26, 2014	427	$208	$(2,515)	$3,306	$4,873	$(1,225)	$4,647	$23	$4,670
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					329		329	(3)	326
Other comprehensive loss, net of tax						(365)	(365)		(365)
Cancellation of treasury shares		(34)	2,878	(2,844)			—		—
Dividends declared				2	(86)		(84)		(84)
Conversion of Tyco International Ltd. common shares to Tyco International plc ordinary shares		(170)		170			—		—
Shares issued for vesting of share based equity awards	4		67	(10)			57		57
Repurchase of ordinary shares	(10)		(417)				(417)		(417)
Compensation expense				30			30		30
Noncontrolling interest related to acquisitions							—	29	29
Other			(13)	(3)			(16)		(16)
Balance as of March 27, 2015	421	$4	$—	$651	$5,116	$(1,590)	$4,181	$49	$4,230

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 25, 2015	422	$4	$(3)	$716	$5,165	$(1,841)	$4,041	$35	$4,076
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					222		222	(1)	221
Other comprehensive income, net of tax						12	12		12
Dividends declared					(174)		(174)		(174)
Shares issued for vesting of share based equity awards	3			26			26		26
Compensation expense				27			27		27
Other			(12)	—			(12)	2	(10)
Balance as of March 25, 2016	425	$4	$(15)	$769	$5,213	$(1,829)	$4,142	$36	$4,178
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The unaudited Consolidated Financial Statements include the consolidated results of Tyco International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco"). The unaudited Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with the instructions to Form 10-Q under the Securities and Exchange Act of 1934, as amended. The results reported in these unaudited Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2015 (the "2015 Form 10-K") and Current Report filed on Form 8-K filed on March 11, 2016 which recast the Company's consolidated financial statements for each of the three years in the period ended September 25, 2015 to reflect changes in the presentation of operating income by segment. The information included in this Form 8-K was presented for informational purposes only and does not amend or restate the Company’s audited consolidated financial statements, which were included in its 2015 Form 10-K, and did not affect the Company’s previously reported net income, earnings per share, cash flows, operating income or assets or liabilities for any of the periods presented therein.
References to 2016 and 2015 are to Tyco's fiscal quarters ending March 25, 2016 and March 27, 2015, respectively, unless otherwise indicated. The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal 2016 is a 53-week year as compared with fiscal 2015, which was 52 weeks, with the additional week occurring in the fourth quarter of fiscal 2016. The Company's results for the quarters and six months ended March 25, 2016 and March 27, 2015 both consisted of 13 weeks and 26 weeks, respectively.
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
Proposed Merger with Johnson Controls, Inc.— On January 24, 2016, Tyco entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Johnson Controls, Inc., a Wisconsin corporation (“Johnson Controls”), and certain other parties named therein, including Jagara Merger Sub LLC, a Wisconsin limited liability company and indirect wholly owned subsidiary of Tyco (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into Johnson Controls (the “Merger”), with Johnson Controls surviving the Merger as an indirect wholly owned subsidiary of Tyco. At the effective time of the Merger, Tyco will change its name to “Johnson Controls plc” and will trade under the ticker symbol “JCI.” Following such time, Tyco is referred to below as the “Combined Company.”
As a result of the Merger, each outstanding share of Johnson Controls common stock (the “Johnson Controls Shares”), other than shares held by Johnson Controls, its subsidiaries, Tyco or Merger Sub, will be converted into the right to receive (subject to proration as described below), at the holder’s election, either: (i) one (1) (the “Exchange Ratio”) ordinary share of the Combined Company (the “Share Consideration”); or (ii) an amount in cash equal to $34.88 (the “Cash Consideration”). Elections will be prorated so that Johnson Controls shareholders will receive in the aggregate approximately $3.864 billion of cash in the Merger (the “Aggregate Cash Consideration”). Holders that do not make an election will be treated as having elected to receive the Share Consideration. The Exchange Ratio takes into account the effects of a Tyco share consolidation contemplated by the Merger Agreement whereby, immediately prior to the Merger, every issued and unissued ordinary share of Tyco (each, a “Tyco Share”) will be consolidated into 0.955 of a share of Tyco.
The completion of the Merger is subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two-thirds of the Johnson Controls Shares entitled to vote on such matter, (ii) the approval by the Tyco shareholders, at a special meeting of the Tyco shareholders (the “Tyco Special Meeting”) of (A) the issuance of Tyco shares in connection with the Merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to “Johnson Controls plc,” by at least 75% of the votes cast on these matters at the Tyco Special Meeting (clause (ii), collectively, the “Tyco Shareholder Approvals”), (iii)

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the Merger on the terms set forth in the Merger Agreement.
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
Tyco has entered into a senior unsecured term loan facility in the amount of $4 billion to finance the cash consideration for, and fees, expenses and costs incurred in connection with, the merger. In addition, the Company has entered into a revolving credit agreement in the amount of $1 billion, which is intended to replace Tyco's existing $1.5 billion revolving credit agreement. Tyco's ability to draw down on both the term loan facility and the new revolving credit agreement are contingent on the consummation of the merger with Johnson Controls. See Note 9.
Change of Jurisdiction— On May 30, 2014, Tyco entered into a Merger Agreement with Tyco International plc, a newly-formed Irish public limited company and a wholly-owned subsidiary of Tyco ("Tyco Ireland"). Under the Merger Agreement with Tyco Ireland, Tyco merged with and into Tyco Ireland, with Tyco Ireland being the surviving company. This resulted in Tyco Ireland becoming Tyco's publicly-traded parent company and changed the jurisdiction of organization of Tyco from Switzerland to Ireland. Tyco's shareholders received one ordinary share of Tyco Ireland for each ordinary share of Tyco held immediately prior to the re-domicile to Ireland. The re-domicile to Ireland became effective on November 17, 2014.
Reclassifications— Certain prior period amounts have been reclassified to conform with the current period presentation.
Effective for the first quarter of fiscal 2016, the Company has elected to present operating income by segment, as well as Corporate and Other, excluding restructuring and repositioning charges, net. Restructuring and repositioning charges, net, are shown in aggregate. This presentation is consistent with how management reviews the businesses, makes investing and resource decisions and assesses operating performance. See Note 15.
During the second quarter of fiscal 2016, the Company completed the sale of its Australian fire protection business, included in the ROW Integrated Solutions & Services segment. The assets and liabilities related to this business were classified as held for sale as of September 25, 2015. Its results of operations are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. See Note 3.
Recently Adopted Accounting Pronouncements— In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has or will have a major effect on the Company's operations and financial results should be reported as discontinued operations, with expanded disclosures. The guidance became effective for Tyco in the first quarter of fiscal 2016. The Company considers both qualitative and quantitative factors when assessing whether a disposed business represents a strategic shift that will have a major effect on the Company's operations and financial results. The Company considers the level (e.g. individual business or product line, reporting unit or reportable segment) and geographic impact (e.g. country, region, worldwide) of the disposal group. In addition, the Company considers the significance of the disposed business on certain financial measures when assessing whether or not such disposal has a major effect on the Company's operations and financial results. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows. During fiscal 2016, the divestiture of the Company's Australian fire protection business did not meet the criteria set forth in the new guidance and therefore was not classified as a discontinued operation. See Note 3.
Recently Issued Accounting Pronouncements— In May 2014, the FASB issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also requires quantitative and qualitative disclosures that are more comprehensive than existing standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. The new standard permits either the full retrospective method or the modified retrospective method of adoption. In August 2015, the FASB issued authoritative guidance to defer the effective date of this guidance, which for Tyco will be the first quarter of fiscal 2019, with early adoption permitted beginning the first quarter of fiscal 2018. In March 2016, the FASB issued additional authoritative guidance clarifying its implementation guidance on principal versus agent considerations when determining whether to report revenue gross versus net. The Company is in the process of assessing the impact the guidance is expected to have upon adoption, including determining the adoption method.
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

In November 2015, the FASB issued authoritative guidance intended to simplify the presentation of deferred income taxes. Under the new guidance, deferred tax liabilities and deferred tax assets are to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This guidance is effective for Tyco in the first quarter of fiscal 2018, with early adoption permitted on a prospective or retrospective basis. The Company plans to adopt this guidance as of September 30, 2016 and does not expect the guidance to have a material impact on its financial statements.

In January 2016, the FASB issued authoritative guidance addressing the recognition, measurement, presentation and disclosure of financial assets and liabilities. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the guidance clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance is effective for Tyco in the first quarter of fiscal 2019, and early adoption is not permitted, with certain exceptions. The amendments are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact, if any, the guidance may have upon adoption.

In February 2016, the FASB issued authoritative guidance requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. The guidance requires quantitative and qualitative disclosures that are more comprehensive than existing standards. The disclosures are intended to enable financial statement users to understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for Tyco in the first quarter of fiscal 2020 with early adoption permitted. The amendments are required to be applied by means of a modified retrospective approach. The Company is currently assessing the impact, if any, the guidance may have upon adoption.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB amended its authoritative guidance for employee share-based payment transactions by simplifying several aspects of the accounting for employee share-based payment awards, including the accounting for income taxes, withholding taxes and forfeitures, as well as classification on the statement of cash flows. The amended guidance is effective for Tyco in the first quarter of fiscal 2018 with early adoption permitted. The Company is currently assessing the impact, if any, the guidance may have upon adoption.
2.    Merger Costs
On January 24, 2016, Tyco entered into a Merger Agreement with Johnson Controls. See Note 1. The Company expects to incur transaction related costs ("Merger Costs") in connection with activities taken in anticipation of the Merger, primarily related to financing, investment banking, advisory, legal, valuation, and other professional fees, and retention related costs for certain Tyco employees. The Company incurred pre-tax merger costs within continuing operations of $26 million during the quarter and six months ended March 25, 2016 primarily related to financing, advisory and professional fees. The Company received no tax benefits during the quarter and six months ended March 25, 2016 related to these charges.
3.    Divestitures
The Company has continued to assess the strategic fit of its various businesses and has pursued the divestiture of certain businesses which do not align with its long-term strategy.
Fiscal 2016
During the second quarter of fiscal 2016, the Company completed the sale of its Australian fire protection business, included within its ROW Integrated Solutions & Services segment. The assets and liabilities of this business have been presented separately as held for sale within the Consolidated Balance Sheets as of September 25, 2015. The Company recorded a pre-tax loss of $75 million related to the sale for the six months ended March 25, 2016. This loss included a $57 million write-down to fair value, less costs to sell, which was recorded during the first quarter of fiscal 2016. Also included in the loss for the six month period was the write-off of a cumulative translation loss of $31 million, of which $24 million was provided for during the first quarter of fiscal 2016. This business has not been presented in discontinued operations within the Consolidated Statements of Operations, as the criteria to be presented as a discontinued operation were not satisfied.
During the second quarter of fiscal 2016, the Company completed the sale of a business within its Global Products segment. The assets and liabilities have not been presented separately as held for sale within the Consolidated Balance Sheets as the amounts were not material to the presentation of all periods. A pre-tax loss of approximately $17 million was recorded in Selling, general and administrative expenses within the Company’s Consolidated Statements of Operations during the fourth quarter of fiscal 2015 which represented the Company's best estimate to write-down the business to fair value, less costs to sell. Upon completing the sale, the Company recorded an immaterial gain. This business has not been presented in discontinued operations as the amounts were not material to the Consolidated Financial Statements.
In addition, during the second quarter of fiscal 2016, the Company completed the sale of another business within the ROW Integrated Solutions & Services segment and realized a loss that was not material. This business is accounted for as held for sale within the Consolidated Balance Sheets as of September 25, 2015, and its results of operations have been presented as discontinued operations within the Consolidated Statements of Operations for the quarters and six months ended March 25, 2016 and March 27, 2015.
During the first quarter of fiscal 2016, the Company recorded a pre-tax gain of $17 million resulting from the transfer to Pentair Ltd. (formerly known as Tyco Flow Control International Ltd.) of Tyco's equity interest in a joint venture related to the Company's former Flow Control business as repayment of a loan established at the time of the 2012 Separation. This gain was recorded in Income (loss) from discontinued operations, net of income taxes, within the Consolidated Statements of Operations for the quarter ended December 25, 2015.
Fiscal 2015
During the quarter ended March 27, 2015, the Company concluded that several businesses in the ROW Installation & Services segment which it intended to sell met the criteria to be classified as held for sale. The Company completed the sale of these businesses during fiscal 2015. To the extent the criteria required to be presented as a discontinued operation have been satisfied, the businesses results of operations have been presented as such on the Consolidated Statements of Operations during the quarters and six months ended March 27, 2015.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Divestiture Charges, net
During the second quarter of fiscal 2016, the Company recorded a net loss of $17 million in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations, primarily related to the loss on sale of the Australia fire protection business, as described above. The Company recorded a net divestiture loss of $22 million during the second quarter of fiscal 2015, related to a business in the ROW Integrated Solutions & Services segment which was not presented within discontinued operations, as described above.
During the six months ended March 25, 2016, the Company recorded a net loss of $69 million in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations, primarily due to the sale of its Australian fire protection business, as described above. The Company recorded a net divestiture loss of $23 million during the six months ended March 27, 2015.
Discontinued Operations
The components of income (loss) from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net revenue	$—	$5	$1	$10
Pre-tax loss from discontinued operations	(1)	(6)	(2)	(9)
Pre-tax gain on sale of discontinued operations	—	—	17	1
Income tax benefit (expense) (1)	2	(10)	(10)	(10)
Income (loss) from discontinued operations, net of income taxes	$1	$(16)	$5	$(18)
(1) Income tax expense for the six months ended March 25, 2016 includes $12 million related to the Company’s settlement of an income tax matter in the first quarter of fiscal 2016 pertaining to its divested ADT Korea business for the 2012 period. This matter is unrelated to the liability established of $212 million during fiscal 2014 which relates to the indemnification for certain tax related matters in connection with the sale. The Company continues to maintain such liability until the matter is resolved.
Balance sheet information for the assets and liabilities of businesses classified as held for sale as of September 25, 2015 was as follows ($ in millions):

As of
September 25, 2015
Accounts receivable, net	$44
Inventories	3
Prepaid expenses and other current assets	22
Deferred income taxes	1
Property, plant and equipment, net	13
Goodwill	3
Intangible assets, net	16
Total assets	$102
Accounts payable	12
Accrued and other current liabilities	26
Deferred revenue	2
Other liabilities	10
Total liabilities	$50

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
4.    Restructuring and Asset Impairment Charges, Net
During fiscal 2016, the Company identified and pursued additional opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses. The Company expects to incur restructuring and restructuring related charges between $35 million and $50 million in fiscal 2016, which does not include repositioning charges, as described below.
The Company recorded restructuring and asset impairment charges by action as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
2016 actions	$6	$—	$15	$—
2015 actions	(2)	9	1	58
2014 and prior actions	1	3	1	12
Total restructuring and asset impairment charges, net	$5	$12	$17	$70
Charges reflected in SG&A	$1	$—	$1	$—
Charges reflected in restructuring and asset impairments, net	4	12	16	70
2016 Actions
Restructuring and asset impairment charges, net, during the quarter and six months ended March 25, 2016 related to the 2016 actions are as follows ($ in millions):

	For the Quarter Ended March 25, 2016
	Employee Severance and Benefits	Charges Reflected in SG&A	Total
ROW Integrated Solutions & Services	$2	$—	$2
Global Products	2	1	3
Corporate and Other	1	—	1
Total	$5	$1	$6

	For the Six Months Ended March 25, 2016
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Integrated Solutions & Services	$2	$—	$—	$2
ROW Integrated Solutions & Services	3	—	—	3
Global Products	4	1	1	6
Corporate and Other	4	—	—	4
Total	$13	$1	$1	$15

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The rollforward of the reserves from September 25, 2015 to March 25, 2016 is as follows ($ in millions):

Balance as of September 25, 2015	$—
Charges	15
Reversals	(1)
Utilization	(7)
Balance as of March 25, 2016	$7
2015 Actions
Restructuring and asset impairment charges, net, during the quarters and six months ended March 25, 2016 and March 27, 2015 related to the 2015 actions are as follows ($ in millions):

	For the Quarter Ended March 25, 2016	For the Quarter Ended March 27, 2015
	Employee Severance and Benefits	Employee Severance and Benefits
NA Integrated Solutions & Services	$(1)	$4
ROW Integrated Solutions & Services	—	4
Global Products	—	1
Corporate and Other	(1)	—
Total	$(2)	$9

For the Six Months Ended March 25, 2016
Employee Severance and Benefits
NA Integrated Solutions & Services	$1
Total	$1

	For the Six Months Ended March 27, 2015
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Integrated Solutions & Services	$26	$—	$26
ROW Integrated Solutions & Services	14	5	19
Global Products	3	—	3
Corporate and Other	10	—	10
Total	$53	$5	$58

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the 2015 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Integrated Solutions & Services	$42	$3	$1	$46
ROW Integrated Solutions & Services	81	9	1	91
Global Products	21	1	(1)	21
Corporate and Other	20	1	—	21
Total	$164	$14	$1	$179

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The rollforward of the reserves from September 25, 2015 to March 25, 2016 is as follows ($ in millions):

Balance as of September 25, 2015	$117
Charges	6
Reversals	(5)
Utilization	(31)
Currency translation	(1)
Balance as of March 25, 2016	$86
Restructuring reserves for businesses that are included in Liabilities held for sale within the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2014 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2015. The total amount of these reserves was $32 million and $38 million as of March 25, 2016 and September 25, 2015, respectively. The Company incurred $1 million and $3 million of net restructuring charges and utilized $4 million and $13 million for the quarters ended March 25, 2016 and March 27, 2015, respectively, related to 2014 and prior actions. The Company incurred $1 million and $12 million of net restructuring charges and utilized $10 million and $29 million for the six months ended March 25, 2016 and March 27, 2015, respectively, related to 2014 and prior actions. The aggregate remaining reserves relate to employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations primarily within the Company's NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments.
Total Restructuring Reserves
As of March 25, 2016 and September 25, 2015, restructuring reserves related to all actions were included within the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	March 25, 2016	September 25, 2015
Accrued and other current liabilities	$111	$140
Other liabilities	14	15
Total	$125	$155
Restructuring reserves for businesses that are included in Liabilities held for sale within the Consolidated Balance Sheets are excluded from the table above. See Note 3.
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarters ended March 25, 2016 and March 27, 2015, the Company recorded net repositioning charges of $5 million and $17 million, respectively, and $11 million and $34 million for the six months ended March 25, 2016 and March 27, 2015, respectively, primarily related to professional fees which have been reflected in Selling, general and administrative expenses within the Consolidated Statements of Operations.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Acquisitions
During the quarter ended March 25, 2016, cash consideration for acquisitions included in continuing operations was $176 million, which was comprised of $182 million of cash paid, net of cash acquired of $6 million. This was related to the acquisition of ShopperTrak, a leading global provider of retail consumer behavior insights and location-based analytics. ShopperTrak is being integrated into the NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments.
During the six months ended March 25, 2016, cash consideration for acquisitions included in continuing operations was $314 million. In addition to the ShopperTrak acquisition discussed above, cash consideration for the six month period included $128 million, which was comprised of $166 million of cash paid, including $5 million to settle pre-existing matters and $6 million for prepaid agency commissions, net of cash acquired of $27 million, related to an additional investment in the Company's Tyco UAE joint venture with its local partner Suwaidi Engineering Group ("Suwaidi") in the United Arab Emirates ("UAE"). Tyco UAE is a leading provider of fire, security and integrated solutions and services in the UAE and also has operations in Qatar and Oman. Effective with the date of this transaction, the Company consolidated 100% of Tyco UAE, which is recorded in the Company's ROW Integrated Solutions & Services segment. The total enterprise fair value of the UAE joint venture was allocated as follows: $99 million of assets, $136 million of goodwill, $99 million of intangible assets and the assumption of $32 million of liabilities. The Company's proportionate share of the joint venture's net income was historically recorded in Selling, general and administrative expenses within the Consolidated Statements of Operations for periods prior to the acquisition date. As a result of this transaction, the Company recorded a net gain of $111 million which primarily relates to the Company's previously held 49% equity interest in the joint venture, which was previously accounted for under the equity method of accounting, inclusive of a charge for the settlement of pre-existing matters with the Company's former joint venture partner. The Company recorded the net gain in Selling, general and administrative expenses within the Consolidated Statements of Operations during the quarter ended December 25, 2015. The balance of the cash paid during the six months ended March 25, 2016 of $10 million related to an acquisition within the Company's ROW Integrated Solutions & Services segment which was not material.
The final determination of fair value of certain assets and liabilities related to the ShopperTrak acquisition remains subject to change based on final valuations of the assets and liabilities assumed. The Company does not expect the finalization of this matter to have a material effect on the purchase price allocation, which is expected to be completed within fiscal 2016. During the six months ended March 25, 2016, the Company finalized the determination of fair value for certain assets and liabilities relating to the acquisitions closed during the first quarter of fiscal 2016 and fourth quarter of fiscal 2015, with no material adjustment to the preliminary purchase price allocations.
During the quarter ended March 27, 2015, total consideration paid, net of $6 million of cash acquired and $5 million of holdback liability, for six acquisitions included in continuing operations was $373 million. The activity is primarily related to the acquisition of Industrial Safety Technologies International ("IST"), a global leader in gas and flame detection with operations in Europe, the Middle East, China, and the U.S., for total consideration paid, net of $5 million of cash acquired, of $327 million. IST has been integrated into the Global Products segment. The remaining $46 million in purchase price related to five acquisitions that have been integrated into the ROW Integrated Solutions & Services and Global Products segments and working capital adjustments related to fiscal year 2014 acquisitions.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended March 25, 2016.
Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions included in continuing operations are as follows:

Jurisdiction	Years Open To Audit
Australia	2004-2015
Canada	2006-2015
Germany	2006-2015
Ireland	2011-2015
Switzerland	2006-2015
United Kingdom	2013-2015
United States	1997-2015
Based on the current status of its income tax audits, the Company believes the unrecognized tax benefits that may be resolved in the next twelve months are not expected to be material.
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of March 25, 2016, Tyco recorded deferred tax assets of approximately $212 million, which is comprised of $2.3 billion gross deferred tax assets net of $2.1 billion valuation allowances.
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

Assuming the tentative resolution is finalized, Tyco does not expect to recognize any additional charges related to the resolution, as it had previously recorded sufficient reserves with respect to this controversy and its obligations under the Tax Sharing Agreements. In the second quarter of fiscal 2016, the Company paid $120 million to TE Connectivity and $2 million to Covidien, which was subsequently paid to the IRS, in connection with the tentative resolution.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of March 25, 2016 and September 25, 2015, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	March 25, 2016	September 25, 2015	March 25, 2016	September 25, 2015
Tax sharing agreement related receivables:
Other assets	$—	$—	$19	$19
	—	—	19	19
Tax sharing agreement related liabilities:
Accrued and other current liabilities	—	—	(87)	(15)
Other liabilities	(46)	(46)	—	(194)
	(46)	(46)	(87)	(209)
Net liability	$(46)	$(46)	$(68)	$(190)
In addition to the amounts above, pursuant to the terms of the 2012 Separation and Distribution Agreement, Tyco, ADT and Pentair are each responsible for issuing their own shares upon employee exercise of a stock option award or vesting of a restricted unit award. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. During the quarter and six months ended March 25, 2016, Tyco made a $15 million net payment to Pentair and a $1 million net payment to ADT in connection with deductions claimed for Pentair and ADT shares issued to Company employees. Payments made to Pentair and ADT for the six months ended March 27, 2015 were not material.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco ordinary shareholders are as follows (in millions, except per share data):

	For the Quarter Ended March 25, 2016			For the Quarter Ended March 27, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$145	425	$0.34	$183	420	$0.44
Share options and restricted share awards	—	3		—	7
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$145	428	$0.33	$183	427	$0.43

	For the Six Months Ended March 25, 2016			For the Six Months Ended March 27, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$217	424	$0.51	$347	420	$0.83
Share options and restricted share awards	—	4		—	7
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$217	428	$0.51	$347	427	$0.81
The computation of diluted earnings per share for the quarter and six months ended March 25, 2016 excludes the effect of the potential exercise of share options to purchase approximately 6 million shares for both periods and excludes restricted stock units of approximately 2 million shares for both periods because the effect would be anti-dilutive.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Integrated Solutions & Services	ROW Integrated Solutions & Services	Global Products	Total

Gross goodwill	$2,102	$1,969	$1,809	$5,880
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 26, 2014	1,976	901	1,242	4,119
2015 activity:
Acquisitions / purchase accounting adjustments	23	50	274	347
Currency translation	(29)	(167)	(36)	(232)

Gross goodwill	$2,096	$1,852	$2,047	$5,995
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 25, 2015	1,970	784	1,480	4,234
2016 activity:
Acquisitions / purchase accounting adjustments	69	182	—	251
Currency translation	1	(20)	(6)	(25)

Gross goodwill	$2,166	$2,014	$2,041	$6,221
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of March 25, 2016	$2,040	$946	$1,474	$4,460
Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of March 25, 2016 and September 25, 2015 ($ in millions):

	As of
	March 25, 2016		September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,372	$1,017	$1,281	$991
Intellectual property	877	516	760	496
Other	9	5	8	5
Total	$2,258	$1,538	$2,049	$1,492
Non-Amortizable:
Intellectual property	$210		$210
Franchise rights	76		76
In-process research and development	19		20
Total	$305		$306
Intangible asset amortization expense for the quarters ended March 25, 2016 and March 27, 2015 was $25 million and $21 million, respectively. Intangible asset amortization expense for the six months ended March 25, 2016 and March 27, 2015 was $48 million and $41 million, respectively.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated aggregate amortization expense on intangible assets is expected to be approximately $53 million for the remainder of 2016, $95 million for 2017, $91 million for 2018, $85 million for 2019, and $396 million for 2020 and thereafter.
9.    Debt
The carrying value of the Company's debt as of March 25, 2016 and September 25, 2015 is as follows ($ in millions):

	As of
	March 25, 2016	September 25, 2015
Commercial paper(1)	$400	$—
3.375% public notes due 2015(2)	—	258
3.75% public notes due 2018	67	67
7.0% public notes due 2019(2)	—	245
6.875% public notes due 2021(2)	—	465
4.625% public notes due 2023	42	42
1.375% Euro-denominated public notes due 2025	558	558
3.9% public notes due 2026	745	745
5.125% public notes due 2045	746	746
Other (2)	1	20
Total debt	2,559	3,146
Less current portion	400	987
Long-term debt	$2,159	$2,159
_______________________________________________________________________________
(1) The current portion of debt as of March 25, 2016 is comprised of $400 million of commercial paper.
(2) The current portion of debt as of September 25, 2015 is comprised of $258 million notes due 2015, $245 million notes due 2019, $465 million notes due 2021 and $19 million of Other debt.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of March 25, 2016 and September 25, 2015 was $2,558 million and $3,126 million, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of March 25, 2016 and September 25, 2015, the fair value of the Company's debt which was actively traded was $2,615 million and $3,291 million, respectively. As of March 25, 2016 and September 25, 2015, the Company's debt that was subject to the fair value disclosure requirements was all actively traded and is classified as Level 1 in the fair value hierarchy. Additionally, the Company believes the carrying amount of its commercial paper of $400 million as of March 25, 2016 approximates fair value based on the short-term nature of such debt.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing in Connection with Proposed Merger with Johnson Controls
On March 10, 2016, Tyco International Holding S.à r.l. ("TSARL"), an indirect wholly owned subsidiary of Tyco, entered into a Term Loan Credit Agreement with a syndicate of lenders providing for a senior unsecured term loan facility in the amount of $4 billion to finance the cash consideration for, and fees, expenses and costs incurred in connection with the merger with Johnson Controls, pursuant to the Merger Agreement dated as of January 24, 2016. Any loans borrowed under the Term Loan Credit Agreement will be made in a single borrowing on the closing date of the facility and will have a maturity of 3.5 years and be denominated in U.S. dollars. The closing of the term loan facility is subject to customary closing conditions and the consummation of the Merger. See Note 1.
In addition, on March 10, 2016, TSARL entered into a Multi-Year Senior Unsecured Credit Agreement providing for revolving credit commitments in the aggregate amount of $1 billion (the “Revolving Credit Agreement”). The closing of the revolving credit facility, and TSARL's ability to borrow under the Revolving Credit Agreement remains subject to the satisfaction or waiver of customary conditions, including the consummation of the Merger and the termination of the commitments of the lenders, and payments of all amounts outstanding, under the $1.5 billion Amended and Restated Five-Year Senior Unsecured Credit Agreement dated as of August 7, 2015. The Revolving Credit Agreement has a scheduled maturity date of August 7, 2020 and includes an option for TSARL to request an increase in the aggregate principal amount of the commitments, up to an additional $250 million.
Credit Facilities
On August 7, 2015, TIFSA entered into an Amended and Restated Five-Year Senior Unsecured Credit Agreement in the aggregate amount of $1.5 billion (the “2015 Credit Agreement”). The 2015 Credit Agreement amends and restates TIFSA's existing Five-Year Senior Unsecured Credit Agreement, dated June 22, 2012 (the “2012 Credit Agreement”), which provided for revolving credit commitments in the aggregate amount of $1 billion, and was scheduled to expire on June 22, 2017. The 2015 Credit Agreement will be terminated upon completion of the Merger and replaced with the $1 billion credit facility as discussed above.
As a result of entering into the 2015 Credit Agreement, the Company's committed revolving credit facility totaled $1.5 billion as of March 25, 2016. This revolving credit facility may be used for working capital, capital expenditures and general corporate purposes. As of March 25, 2016 and September 25, 2015, there were no amounts drawn under the Company's revolving credit facility. Interest under the revolving credit facility is variable and is calculated by reference to LIBOR or an alternate base rate.
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
Commercial Paper
From time to time, TIFSA may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1.5 billion as of March 25, 2016. As of March 25, 2016 and September 25, 2015, TIFSA had $400 million and nil of commercial paper outstanding, respectively.
10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash, accounts receivable, and accounts payable approximated book value as of March 25, 2016 and September 25, 2015. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of cash equivalents and investments and Note 9 for the fair value of debt.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the six months ended March 25, 2016, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. During the quarter ended March 27, 2015, the Company designated its 2025 Euro notes as a net investment hedge of the Company’s investments in certain of its international subsidiaries that use the Euro as their functional currency and intercompany permanent loans in order to reduce the volatility caused by changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. During the three and six months ended March 25, 2016, the change in the carrying value due to remeasurement of the 2025 Euro notes resulted in a net loss of $13 million and nil, respectively, reported in Accumulated other comprehensive loss within the Consolidated Statement of Shareholders' Equity. During the quarter and six months ended March 27, 2015, the change in the carrying value due to remeasurement of the 2025 Euro notes resulted in a $20 million gain reported in Accumulated other comprehensive loss on the Consolidated Balance Sheet. This hedge did not result in any hedge ineffectiveness for the quarters and six months ended March 25, 2016 and March 27, 2015.
Foreign Currency Exposures
As of March 25, 2016 and September 25, 2015, the total gross notional amount of the Company's foreign exchange contracts was $570 million and $365 million, respectively. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of March 25, 2016 and September 25, 2015 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters and six months ended March 25, 2016 and March 27, 2015.
Counterparty Credit Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk. Tyco has established policies and procedures to limit its exposure to counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association master netting agreements with substantially all of its counterparties. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties. The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. The Company does not anticipate any non-performance by any of its counterparties, and the concentration of risk with financial institutions does not present significant credit risk to the Company. The maximum amount of loss that the Company would incur as of March 25, 2016 without giving consideration to the effects of legally enforceable master netting agreements was not material.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company's hierarchy for its assets measured at fair value on a recurring basis as of March 25, 2016 and September 25, 2015 ($ in millions):

				Consolidated Balance Sheet Classification
	As of March 25, 2016			Cash and Cash Equivalents	Prepaids and Other Current Assets	Other Assets
Investment Assets:	Level 1	Level 2	Total
Cash equivalents	$20	$—	$20	$20	$—	$—
Available-for-sale securities:
Exchange traded funds (fixed income) (1)	185	—	185	—	29	156
Exchange traded funds (equity) (1)	80	—	80	—	—	80
Trading securities:
Exchange traded funds (equity)	56	—	56	—	56	—
	$341	$—	$341	$20	$85	$236

				Consolidated Balance Sheet Classification
	As of September 25, 2015			Cash and Cash Equivalents	Prepaids and Other Current Assets	Other Assets
Investment Assets:	Level 1	Level 2	Total
Cash equivalents	$909	$—	$909	$909	$—	$—
Available-for-sale securities:
Exchange traded funds (fixed income) (1)	186	—	186	—	15	171
Exchange traded funds (equity) (1)	77	—	77	—	—	77
Trading securities:
Exchange traded funds (equity)	59	—	59	—	59	—
	$1,231	$—	$1,231	$909	$74	$248
(1) Classified as restricted investments. See Note 11.
During the quarters ended March 25, 2016 and March 27, 2015, the Company did not have any significant transfers between levels within the fair value hierarchy.
The Company recorded unrealized gains related to available-for-sale securities of $3 million and nil for the quarters ended March 25, 2016 and March 27, 2015, respectively, and $5 million and nil for the six months ended March 25, 2016 and March 27, 2015, respectively, within Accumulated other comprehensive loss.
Unrealized losses related to trading securities were $1 million and unrealized gains were $1 million for the quarters ended March 25, 2016 and March 27, 2015, respectively. Unrealized gains were $2 million and $4 million for the six months ended March 25, 2016 and March 27, 2015, respectively, which are recorded within Other (expense) income, net within the Consolidated Statements of Operations.
Other
The Company had $1.3 billion and $1.4 billion of intercompany loans designated as permanent in nature as of March 25, 2016 and September 25, 2015, respectively. Additionally, for the quarters ended March 25, 2016 and March 27, 2015, the Company recorded cumulative translation losses of $25 million and $75 million, respectively, through Accumulated other comprehensive loss related to these loans. For the six months ended March 25, 2016 and March 27, 2015, the Company recorded cumulative translation losses of $59 million and $145 million, respectively, through Accumulated other comprehensive loss related to these loans.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Commitments and Contingencies
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 25, 2016, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $21 million to $70 million. As of March 25, 2016, Tyco concluded that the best estimate within this range is approximately $31 million, of which $11 million is included in Accrued and other current liabilities and $20 million is included in Other liabilities within the Company's Consolidated Balance Sheet.
As previously disclosed, the majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. As of March 25, 2016, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $13 million to $45 million. The Company's best estimate within that range is approximately $21 million, of which $9 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities within the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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
As of March 25, 2016, the Company has determined that there were approximately 3,100 claims pending against its subsidiaries, primarily Grinnell. This amount reflects the Company's current estimate of the number of viable claims made against Grinnell and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties.
As of March 25, 2016, the Company's estimated asbestos related net liability recorded within the Company's Consolidated Balance Sheet is $24 million. The net liability within the Consolidated Balance Sheet is comprised of a liability for pending and future claims and related defense costs of $500 million, of which $10 million is recorded in Accrued and other current liabilities, and $490 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets within the Consolidated Balance Sheet of $476 million, of which $37 million is recorded in Prepaid expenses and other

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current assets, and $439 million is recorded in Other assets. Assets include $3 million of cash and $265 million of investments, which have all been designated as restricted. As of September 25, 2015, the Company's estimated net liability recorded within the Company's Consolidated Balance Sheet was $28 million. The net liability was comprised of a liability for pending and future claims and related defense costs of $515 million, of which $23 million was recorded in Accrued and other current liabilities, and $492 million was recorded in Other liabilities. The Company also maintained separate cash, investment and other assets within the Consolidated Balance Sheet of $487 million, of which $38 million was recorded in Prepaid expenses and other current assets, and $449 million was recorded in Other assets. Assets included $11 million of cash and $263 million of investments, which were all designated as restricted.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assuming the tentative resolution is finalized, Tyco does not expect to recognize any additional charges related to the resolution, as it had previously recorded sufficient reserves with respect to this controversy and its obligations under the Tax Sharing Agreements. The Company made a payment of $120 million to TE Connectivity and $2 million to Covidien, which was subsequently paid to the IRS, during the second quarter of fiscal 2016 in connection with the tentative resolution. See Note 6.
Other Matters
On March 1, 2016, a putative class action lawsuit, Wandel v. Tyco International plc, et al., Docket No. C-000010-16, was filed in the Superior Court of New Jersey naming Tyco, the individual members of its board of directors, Johnson Controls and Merger Sub as defendants. The complaint alleges that Tyco’s directors breached their fiduciary duties and exercised their powers as directors in a manner oppressive to the public shareholders of Tyco in violation of Irish law by, among other things, failing to take steps to maximize shareholder value and failing to protect against purported conflicts of interest. The complaint further alleges that Tyco, Johnson Controls and Merger Sub aided and abetted Tyco’s directors in the breach of their fiduciary duties. The complaint seeks, among other things, to enjoin the merger. The Company believes that the claims asserted by the complaint are not valid.

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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Service cost	$2	$2	$4	$4
Interest cost	8	9	16	18
Expected return on plan assets	(12)	(14)	(24)	(28)
Amortization of net actuarial loss	3	2	6	4
Net periodic (benefit) cost	$1	$(1)	$2	$(2)

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Service cost	$2	$3	$4	$5
Interest cost	10	13	21	26
Expected return on plan assets	(17)	(19)	(35)	(39)
Amortization of net actuarial loss	3	3	7	7
Net periodic benefit	$(2)	$—	$(3)	$(1)
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
The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates and to make discretionary voluntary contributions from time to time. The Company anticipates that it will contribute $3 million for U.S. plans and $25 million for non-U.S. plans during fiscal 2016.
During the quarter ended March 25, 2016, the Company made required contributions of $1 million to its U.S. pension plans and $2 million to its non-U.S. pension plans. During the six months ended March 25, 2016, the Company made required contributions of $1 million to its U.S. pension plans and $13 million to its non-U.S. pension plans. The Company did not make any voluntary contributions to its U.S. plans during the quarter and six months ended March 25, 2016. The Company made a voluntary contribution of $4 million to its non-U.S. plans during the quarter and six months ended March 25, 2016.
Postretirement Benefit Plans—Net periodic postretirement benefit cost was not material for both periods.
13.    Equity and Comprehensive Income
Authorized Share Capital
As of March 25, 2016 and September 25, 2015, the Company's authorized share capital amounted to $11,000,000 and €40,000, divided into 1,000,000,000 ordinary shares with a par value of $0.01 per share, 100,000,000 preferred shares with a par value of $0.01 per share and 40,000 ordinary A shares with a par value of €1.00 per share. The authorized share capital includes 40,000 ordinary A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies. Tyco Ireland may issue shares subject to the maximum prescribed by its authorized share capital contained in its memorandum of association. In connection with the re-domicile to Ireland, the Company canceled all the outstanding treasury shares, including shares held by subsidiaries, with an offsetting reduction in Additional paid in capital.
Issued Share Capital
The Company issued one authorized ordinary share in exchange for each ordinary share of Tyco Switzerland to the former shareholders of Tyco Switzerland. All ordinary shares issued at the effective time of the re-domicile were issued as fully paid-up and non-assessable. See Note 1.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On March 14, 2016, the Company declared a quarterly dividend of $0.205 per share, payable on May 18, 2016 to shareholders of record on April 22, 2016. On December 8, 2015, the Company declared a quarterly dividend of $0.205 per share, paid on February 17, 2016 to shareholders of record on January 22, 2016. On September 3, 2015, the Company declared a quarterly dividend of $0.205 per share, paid on November 12, 2015 to shareholders of record on October 23, 2015.
On March 4, 2015, the Board of Directors approved a quarterly dividend $0.205 per ordinary share payable on May 20, 2015 to shareholders of record on April 24, 2015.
As previously disclosed in the 2015 Form 10-K, the Company presented dividends declared of $86 million as a reduction of Additional paid in capital within the Company’s Consolidated Statements of Shareholders’ Equity for the six months ended March 27, 2015. For the year ended September 25, 2015, the Company corrected this presentation to present dividends declared for the periods subsequent to the re-domicile to Ireland as a reduction of Accumulated Earnings within the Consolidated Statement of Shareholder’s Equity to conform the presentation to its stand-alone statutory financial statements prepared under Irish GAAP. The Irish Companies Act (2014) does not permit dividends to be paid from share capital, including share premium. This reclassification had no effect on net revenue, operating income (loss), net income (loss), cash flows and total equity. Accordingly, the Company has reclassed its presentation of dividends declared for the six months ended March 27, 2015 included herein.
Share Repurchase Program
The Company's Board of Directors approved $1.75 billion and $1 billion share repurchase programs in March 2014 and September 2014, respectively. No shares were repurchased during the quarters ended March 25, 2016 and March 27, 2015 and the six months ended March 25, 2016. During the six months ended March 27, 2015, the Company repurchased a total of approximately 10 million shares for approximately $417 million which completed the $1.75 billion share repurchase program. As of March 25, 2016, a total of approximately $1 billion in share repurchase authority remained outstanding.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of the following ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net income	$145	$165	$221	$326
Foreign currency translation (1)	15	(176)	(28)	(374)
Liquidation of foreign entities (2)	29	—	29	—
Foreign currency translation	44	(176)	1	(374)
Amortization of net actuarial losses (3)	6	5	13	11
Income tax expense	(3)	(1)	(5)	(2)
Defined benefit and post retirement plans, net of tax	3	4	8	9
Unrealized gain on marketable securities and derivative instruments (4)	3	—	5	—
Income tax expense	(1)	—	(2)	—
Unrealized gain on marketable securities and derivative instruments, net of tax	2	—	3	—
Total other comprehensive income (loss), net of tax	49	(172)	12	(365)
Comprehensive income (loss)	194	(7)	233	(39)
Less: comprehensive loss attributable to noncontrolling interests	(1)	(2)	(1)	(3)
Comprehensive income (loss) attributable to Tyco ordinary shareholders	$195	$(5)	$234	$(36)
(1) Includes loss of $13 million and nil related to the net investment hedge for the quarter and six months ended March 25, 2016, respectively. Includes gain of $20 million related to the net investment hedge for both the quarter and six months ended March 27, 2015. See Note 10.
(2) During the quarter ended March 25, 2016, $31 million of cumulative translation losses were transferred from currency translation adjustments as a result of the sale of a foreign entity. Of this amount, $24 million was applied against a provision for cumulative translation losses within the Consolidated Balance Sheets which was established during the first quarter of fiscal 2016 and $7 million was transferred to Selling, general and administrative expense within the Consolidated Statements of Operations. Additionally, during the quarter and six months ended March 25, 2016, $2 million of cumulative translation gains were transferred from currency translation adjustments and are included in Income (loss) from discontinued operations, net of income taxes within the Consolidated Statements of Operations as a result of the sale of another foreign entity.
(3) Reclassified to net periodic (benefit) cost. See Note 12.
(4) When sold, the gain (loss) will be reclassified to realized gain (loss) on marketable securities and derivative instruments and be recorded in Other (expense) income, net within the Consolidated Statements of Operations.
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax, for the six months ended March 25, 2016 and March 27, 2015 are as follows ($ in millions):

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 25, 2015	$(1,233)	$(9)	$(599)	$(1,841)
Other comprehensive income, net of tax	(28)	3	—	(25)
Amounts reclassified from accumulated other comprehensive income, net of tax	29	—	8	37
Net current period other comprehensive income	$1	$3	$8	$12
Balance as of March 25, 2016	$(1,232)	$(6)	$(591)	$(1,829)

	Currency Translation Adjustments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 26, 2014	$(693)	$(532)	$(1,225)
Other comprehensive loss, net of tax	(374)	—	(374)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	9	9
Net current period other comprehensive (loss) income	$(374)	$9	$(365)
Balance as of March 27, 2015	$(1,067)	$(523)	$(1,590)
14.    Share Plans
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Consolidated Segment Data
Effective for the first quarter of fiscal 2016, the Company elected to present operating income by segment, as well as Corporate and Other, excluding restructuring and repositioning charges, net. Restructuring and repositioning charges, net, are shown in aggregate. This presentation is consistent with how management reviews the businesses, makes investing and resource decisions and assesses operating performance. Comparative periods presented have been reclassified to conform with the current period presentation.
Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net revenue(1):
NA Integrated Solutions & Services	$947	$944	$1,900	$1,895
ROW Integrated Solutions & Services	768	847	1,580	1,763
Global Products	616	639	1,227	1,250
	$2,331	$2,430	$4,707	$4,908

(1) Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Operating income:
NA Integrated Solutions & Services	$131	$125	$263	$254
ROW Integrated Solutions & Services	57	67	190	156
Global Products	101	114	198	219
Segment operating income	289	306	651	629
Corporate and Other	(54)	(56)	(105)	(105)
Restructuring and repositioning charges, net	(10)	(29)	(28)	(104)
Operating income	$225	$221	$518	$420
16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	March 25, 2016	September 25, 2015
Purchased materials and manufactured parts	$183	$165
Work in process	77	84
Finished goods	410	375
Inventories	$670	$624
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	March 25, 2016	September 25, 2015
Land	$33	$33
Buildings	429	405
Subscriber systems	1,802	1,933
Machinery and equipment	1,281	1,252
Construction in progress	103	81
Accumulated depreciation	(2,459)	(2,527)
Property, plant and equipment, net	$1,189	$1,177
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
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities within the Company's Consolidated Balance Sheets as of both March 25, 2016 and September 25, 2015, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities within the Company's Consolidated Balance Sheets as of both March 25, 2016 and September 25, 2015, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
In disposing of assets or businesses, the Company or its subsidiaries often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company has no reason to believe that these contingencies, if realized, would have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11 for further information on environmental matters.
In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of the Company's warranty accrual from September 25, 2015 to March 25, 2016 were as follows ($ millions):

Balance as of September 25, 2015	$29
Warranties issued	4
Changes in estimates	(1)
Settlements	(3)
Balance as of March 25, 2016	$29
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 25, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$2,331	$—	$2,331
Cost of product sales	—	—	—	968	—	968
Cost of services	—	—	—	506	—	506
Selling, general and administrative expenses	2	—	1	599	—	602
Merger costs	—	—	10	16	—	26
Restructuring and asset impairment charges, net	—	—	—	4	—	4
Operating (loss) income	(2)	—	(11)	238	—	225
Interest income	—	—	—	4	—	4
Interest expense	—	—	(22)	—	—	(22)
Other (expense) income, net	—	—	(1)	1	—	—
Equity in net income of subsidiaries	145	144	156	—	(445)	—
Intercompany interest and fees	5	—	22	(27)	—	—
Income from continuing operations before income taxes	148	144	144	216	(445)	207
Income tax expense	(2)	—	—	(61)	—	(63)
Income from continuing operations	146	144	144	155	(445)	144
Income from discontinued operations, net of income taxes	—	—	—	1	—	1
Net income	146	144	144	156	(445)	145
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(1)	—	(1)
Net income attributable to Tyco ordinary shareholders	$146	$144	$144	$157	$(445)	$146

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended March 25, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$146	$144	$144	$156	$(445)	$145
Other comprehensive income (loss), net of tax
Foreign currency translation	44	—	(13)	57	(44)	44
Defined benefit and post retirement plans	3	—	—	3	(3)	3
Unrealized gain on marketable securities and derivative instruments, net of tax	2	—	—	2	(2)	2
Total other comprehensive income (loss), net of tax	49	—	(13)	62	(49)	49
Comprehensive income	195	144	131	218	(494)	194
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income attributable to Tyco ordinary shareholders	$195	$144	$131	$219	$(494)	$195

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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Quarter Ended March 27, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$167	$158	$158	$152	$(470)	$165
Other comprehensive (loss) income, net of tax
Foreign currency translation	(176)	—	16	(192)	176	(176)
Defined benefit and post retirement plans	4	—	—	4	(4)	4
Total other comprehensive (loss) income, net of tax	(172)	—	16	(188)	172	(172)
Comprehensive (loss) income	(5)	158	174	(36)	(298)	(7)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive (loss) income attributable to Tyco ordinary shareholders	$(5)	$158	$174	$(34)	$(298)	$(5)

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 25, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$4,707	$—	$4,707
Cost of product sales	—	—	—	1,930	—	1,930
Cost of services	—	—	—	1,042	—	1,042
Selling, general and administrative expenses	4	—	1	1,170	—	1,175
Merger costs	—	—	10	16	—	26
Restructuring and asset impairment charges, net	—	—	—	16	—	16
Operating (loss) income	(4)	—	(11)	533	—	518
Interest income	—	—	—	8	—	8
Interest expense	—	—	(45)	(1)	—	(46)
Other (expense) income, net	—	—	(166)	1	—	(165)
Equity in net income of subsidiaries	163	160	335	—	(658)	—
Intercompany interest and fees	65	—	47	(112)	—	—
Income from continuing operations before income taxes	224	160	160	429	(658)	315
Income tax expense	(2)	—	—	(97)	—	(99)
Income from continuing operations	222	160	160	332	(658)	216
Income from discontinued operations, net of income taxes	—	—	—	5	—	5
Net income	222	160	160	337	(658)	221
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(1)	—	(1)
Net income attributable to Tyco ordinary shareholders	$222	$160	$160	$338	$(658)	$222

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended March 25, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$222	$160	$160	$337	$(658)	$221
Other comprehensive income, net of tax
Foreign currency translation	1	—	1	—	(1)	1
Defined benefit and post retirement plans	8	—	—	8	(8)	8
Unrealized gain on marketable securities and derivative instruments, net of tax	3	—	—	3	(3)	3
Total other comprehensive income, net of tax	12	—	1	11	(12)	12
Comprehensive income	234	160	161	348	(670)	233
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income attributable to Tyco ordinary shareholders	$234	$160	$161	$349	$(670)	$234

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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 25, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$345	$—	$345
Accounts receivable, net	—	—	—	1,722	—	1,722
Inventories	—	—	—	670	—	670
Intercompany receivables	15	—	496	7,629	(8,140)	—
Prepaid expenses and other current assets	1	—	58	805	—	864
Deferred income taxes	—	—	—	62	—	62
Total Current Assets	16	—	554	11,233	(8,140)	3,663
Property, plant and equipment, net	—	—	—	1,189	—	1,189
Goodwill	—	—	—	4,460	—	4,460
Intangible assets, net	—	—	—	1,025	—	1,025
Investment in subsidiaries	11,086	11,343	16,373	—	(38,802)	—
Intercompany loans receivable	—	—	2,937	5,100	(8,037)	—
Other assets	1	—	50	1,223	—	1,274
Total Assets	$11,103	$11,343	$19,914	$24,230	$(54,979)	$11,611
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$400	$—	$—	$400
Accounts payable	2	—	—	795	—	797
Accrued and other current liabilities	89	—	96	1,458	—	1,643
Deferred revenue	—	—	—	393	—	393
Intercompany payables	3,704	—	3,931	505	(8,140)	—
Total Current Liabilities	3,795	—	4,427	3,151	(8,140)	3,233
Long-term debt	—	—	2,158	1	—	2,159
Intercompany loans payable	3,166	—	1,934	2,937	(8,037)	—
Deferred revenue	—	—	—	285	—	285
Other liabilities	—	—	52	1,704	—	1,756
Total Liabilities	6,961	—	8,571	8,078	(16,177)	7,433
Tyco Shareholders' Equity:
Ordinary shares	4	—	—	—	—	4
Ordinary shares held in treasury	(15)	—	—	—	—	(15)
Other shareholders' equity	4,153	11,343	11,343	16,116	(38,802)	4,153
Total Tyco Shareholders' Equity	4,142	11,343	11,343	16,116	(38,802)	4,142
Nonredeemable noncontrolling interest	—	—	—	36	—	36
Total Equity	4,142	11,343	11,343	16,152	(38,802)	4,178
Total Liabilities and Equity	$11,103	$11,343	$19,914	$24,230	$(54,979)	$11,611

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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 25, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$160	$—	$701	$(548)	$—	$313
Net cash used in discontinued operating activities	—	—	—	(11)	—	(11)
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(143)	—	(143)
Acquisition of businesses, net of cash acquired	—	—	—	(314)	—	(314)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	—	(11)	—	(11)
Divestiture of businesses, net of cash divested	—	—	—	9	—	9
Net decrease in intercompany loans	—	—	28	—	(28)	—
Sales and maturities of investments including restricted investments	—	—	5	3	—	8
Purchases of investments including restricted investments	—	—	—	(7)	—	(7)
Decrease in restricted cash	—	—	—	24	—	24
Other	—	—	—	1	—	1
Net cash provided by (used in) investing activities	—	—	33	(438)	(28)	(433)
Net cash provided by discontinued investing activities	—	—	—	4	—	4
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	—	2,498	—	—	2,498
Repayment of short-term debt	—	—	(2,098)	—	—	(2,098)
Repayment of current portion of long-term debt	—	—	(1,134)	—	—	(1,134)
Proceeds from exercise of share options	26	—	—	—	—	26
Dividends paid	(174)	—	—	—	—	(174)
Net intercompany loan repayments	—	—	—	(28)	28	—
Transfer to discontinued operations	—	—	—	(7)	—	(7)
Payment of contingent consideration	—	—	—	(1)	—	(1)
Debt financing costs	—	—	—	(23)	—	(23)
Other	(12)	—	—	(1)	—	(13)
Net cash used in financing activities	(160)	—	(734)	(60)	28	(926)
Net cash provided by discontinued financing activities	—	—	—	7	—	7
Effect of currency translation on cash	—	—	—	(10)	—	(10)
Net decrease in cash and cash equivalents	—	—	—	(1,056)	—	(1,056)
Cash and cash equivalents at beginning of period	—	—	—	1,401	—	1,401
Cash and cash equivalents at end of period	$—	$—	$—	$345	$—	$345

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 27, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$20	$—	$(504)	$746	$—	$262
Net cash provided by discontinued operating activities	—	—	—	3	—	3
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(123)	—	(123)
Acquisition of businesses, net of cash acquired	—	—	—	(525)	—	(525)
Acquisition of dealer generated customer accounts and bulk purchases	—	—	—	(8)	—	(8)
Divestiture of businesses, net of cash divested	—	—	—	(1)	—	(1)
Net increase in intercompany loans	—	—	(59)	—	59	—
Sales and maturities of investments including restricted investments	—	—	—	279	—	279
Purchases of investments including restricted investments	—	—	—	(288)	—	(288)
Increase in restricted cash	—	—	—	(39)	—	(39)
Other	—	—	—	2	—	2
Net cash used in investing activities	—	—	(59)	(703)	59	(703)
Net cash used in discontinued investing activities	—	—	—	(15)	—	(15)
Cash Flows From Financing Activities:
Repayment of short-term debt	—	—	—	(1)	—	(1)
Proceeds from issuance of long-term debt	—	—	567	—	—	567
Proceeds from exercise of share options	50	—	—	7	—	57
Dividends paid	(151)	—	—	—	—	(151)
Repurchase of ordinary shares	—	—	—	(417)	—	(417)
Net intercompany loan borrowings	83	—	—	(24)	(59)	—
Transfer to discontinued operations	—	—	—	(12)	—	(12)
Payment of contingent consideration	—	—	—	(23)	—	(23)
Debt financing costs	—	—	(4)	—	—	(4)
Other	(2)	—	—	(17)	—	(19)
Net cash (used in) provided by financing activities	(20)	—	563	(487)	(59)	(3)
Net cash provided by discontinued financing activities	—	—	—	12	—	12
Effect of currency translation on cash	—	—	—	(16)	—	(16)
Net decrease in cash and cash equivalents	—	—	—	(460)	—	(460)
Cash and cash equivalents at beginning of period	—	—	—	892	—	892
Cash and cash equivalents at end of period	$—	$—	$—	$432	$—	$432

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
References to 2016 and 2015 are to Tyco's fiscal quarters ending March 25, 2016 and March 27, 2015, respectively, unless otherwise indicated. The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal 2016 is a 53-week year as compared with fiscal 2016, which was 52 weeks, with the additional week occurring in the fourth quarter of fiscal 2016. The Company's results for the quarters and six months ended March 25, 2016 and March 27, 2015 both consisted of 13 weeks and 26 weeks, respectively.
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
Effective for the first quarter of fiscal 2016, the Company has elected to present operating income by segment, as well as Corporate and Other, excluding restructuring and repositioning charges, net. Restructuring and repositioning charges, net, are shown in aggregate. This presentation is consistent with how management reviews the businesses, makes investing and resource decisions and assesses operating performance. See Note 15 to the unaudited Consolidated Financial Statements.
During the second quarter of fiscal 2016, the Company completed the sale of its Australian fire protection business, included in the ROW Integrated Solutions & Services segment. The assets and liabilities related to this business were classified as held for sale as of September 25, 2015. Its results of operations are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. See Note 3 to the unaudited Consolidated Financial Statements.

Recent Transactions
Proposed Merger with Johnson Controls, Inc.
On January 24, 2016, Tyco and Johnson Controls, Inc. announced that they have entered into a definitive merger agreement under which Johnson Controls, Inc. ("Johnson Controls"), a global multi-industrial company, will combine with Tyco. Under the terms of the agreement, which was unanimously approved by both companies’ Boards of Directors, Johnson Controls shareholders will own approximately 56% of the equity of the combined company and receive aggregate cash consideration of approximately $3.9 billion. Current Tyco shareholders will own approximately 44% of the equity of the combined company.
Under the terms of the proposed transaction, the businesses of Johnson Controls and Tyco will be combined under Tyco International plc, which will be renamed “Johnson Controls plc.” The companies expect that shares of the combined company will be listed on the New York Stock Exchange and trade under the “JCI” ticker. Upon the closing of the transaction, the combined company is expected to maintain Tyco’s Irish legal domicile and global headquarters in Cork, Ireland. The primary operational headquarters in North America for the combined company will be in Milwaukee, where Johnson Controls has been based.
Immediately prior to the merger, Tyco will effect a reverse stock split so that Tyco shareholders will receive a fixed exchange ratio of 0.955 shares for each of their existing Tyco shares. Johnson Controls shareholders may elect to receive either one share of the combined company for each of their Johnson Controls shares or cash equal to $34.88 per share. Elections by Johnson Controls shareholders are subject to proration such that an aggregate of approximately $3.9 billion cash is paid in the merger.
The completion of the transaction is subject to customary closing conditions, including regulatory approvals and approval by both Johnson Controls and Tyco shareholders. See Notes 1 and 2 to the unaudited Consolidated Financial Statements.
Tyco has entered into a senior unsecured term loan facility in the amount of $4 billion to finance the cash consideration for, and fees, expenses and costs incurred in connection with, the merger. In addition, the Company has entered into a revolving credit agreement in the amount of $1 billion, which is intended to replace Tyco's existing $1.5 billion revolving credit agreement. Tyco's ability to draw down on both the term loan facility and the new revolving credit agreement are contingent on the consummation of the merger with Johnson Controls. See Note 9 to the unaudited Consolidated Financial Statements.
Tentative Settlement with IRS
On January 15, 2016, Tyco entered into Stipulations of Settled Issues with the IRS intended to resolve all disputes related to the intercompany debt issues for the 1997 - 2000 audit cycle currently before the U.S. Tax Court. The Stipulations of Settled Issues are contingent upon the IRS Appeals Division applying the same settlement to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007) and, if applicable, review by the United States Congress Joint Committee on Taxation. If finalized, the tentative resolution would cover all aspects of the controversy before the U.S. Tax Court described above and before the Appeals Division of the IRS, and would result in a total cash payment to the IRS in the range of $475 million to $525 million, which includes all interest and penalties. This payment would be subject to the sharing formula in each Tax Sharing Agreement, and would be shared among Tyco, Covidien and TE Connectivity 27%, 42% and 31%, respectively, with neither ADT nor Pentair being responsible for any payment related to this amount. Assuming the tentative resolution is finalized, Tyco does not expect to recognize any additional charges related to the resolution, as it had previously recorded sufficient reserves with respect to this controversy and its obligations under the Tax Sharing Agreements. The Company made a payment of $120 million to TE Connectivity and $2 million to Covidien, which was subsequently paid to the IRS, during the second quarter of fiscal 2016 in connection with the tentative resolution. See Note 6 to the unaudited Consolidated Financial Statements.
Acquisitions
The Company continues to make strategic acquisitions and investments to complement its core businesses. During the first quarter of fiscal 2016, the Company made an additional investment of approximately $128 million in the Company's joint venture, Tyco UAE, with its local partner Suwaidi Engineering Group in the United Arab Emirates ("UAE"). Tyco UAE is a leading provider of fire, security and integrated solutions and services in the UAE and also has operations in Qatar and Oman. Effective with the date of this transaction, the Company consolidated 100% of Tyco UAE, which is recorded in the Company's ROW Integrated Solutions & Services segment. As a result of this transaction, the Company recorded a net gain of $111 million recorded in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations. In addition, during the second quarter of fiscal 2016, the Company completed the acquisition of ShopperTrak, a leading global provider of retail consumer behavior insights and location-based analytics, for approximately $176 million in cash. The financial results of this business have been reported in the NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments. See Note 5 to the unaudited Consolidated Financial Statements.

Divestitures
The Company continuously assesses the strategic fit of its various businesses and pursues the divestiture of certain businesses included within the Company's portfolio which do not align with the Company's long-term strategy. During the second quarter of fiscal 2016, the Company completed the sale of its Australian fire protection business within its ROW Integrated Solutions & Services segment. As a result, the Company incurred a loss of $75 million for the six months ended March 25, 2016 including an $18 million loss realized in the second quarter of fiscal 2016. The loss was recorded in Selling, general and administrative expenses within the Company’s Consolidated Statements of Operations. See Note 3 to the unaudited Consolidated Financial Statements.
Long-term Debt Redemption and Repayment
On September 14, 2015, the Company and TIFSA announced the redemption of all of the outstanding $242 million aggregate principal amount of 7.0% notes due 2019 and $462 million aggregate principal amount of 6.875% notes due 2021. On October 14, 2015, TIFSA paid cash of $876 million to complete the redemption, resulting in a loss on extinguishment of $168 million which was recorded in Other expense, net within the Consolidated Statements of Operations during the first quarter of fiscal 2016. On October 15, 2015, the Company repaid at maturity $258 million aggregate principal amount of 3.375% notes which matured on such date. See Note 9 to the unaudited Consolidated Financial Statements.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of approximately 900 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our net revenue by geographic area for the six months ended March 25, 2016.
Six Months Ended March 25, 2016
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
Because we are a global business, with approximately 50% of our revenue generated outside of the United States, and because our financial statements are prepared in U.S. Dollars, the results of our operations are impacted by changes in foreign currency exchange rates. During the first half of fiscal 2016, the U.S. Dollar has remained strong against the currencies of most of the significant non-U.S. jurisdictions where we operate. The most significant impact on our results has been due to the strengthening of the U.S. Dollar as compared to the Euro and the Canadian Dollar, which has unfavorably impacted our revenue and operating income during fiscal 2015 and 2016.
In addition, the Company sells its products and services into the high-hazard, heavy industrial sector. Revenue from this market vertical is spread across each of the Company’s segments, with the most significant exposure in the United Kingdom in the ROW Integrated Solutions & Services segment and in the Fire Protection Products business in the Global Products segment. As a result of recent volatility in oil prices, this market vertical has seen significant changes in spending patterns, in particular with respect to capital expenditures. The revenue tied to this market vertical was unfavorably impacted during fiscal 2015, and we expect weakness in this sector to continue during fiscal 2016.

Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net revenue	$2,331	$2,430	$4,707	$4,908
Net revenue decline	(4.1)%	N/A	(4.1)%	N/A
Organic revenue decline	(1.0)%	N/A	(0.4)%	N/A
Segment operating income	$289	$306	$651	$629
Segment operating margin	12.4%	12.6%	13.8%	12.8%
Corporate and Other	$(54)	$(56)	$(105)	$(105)
Restructuring and repositioning charges, net	(10)	(29)	(28)	(104)
Operating income	225	221	518	420
Operating margin	9.7%	9.1%	11.0%	8.6%
Interest income	$4	$4	$8	$7
Interest expense	(22)	(25)	(46)	(49)
Other (expense) income, net	—	(1)	(165)	3
Income tax expense	(63)	(18)	(99)	(37)
Income from continuing operations attributable to Tyco ordinary shareholders	145	183	217	347
Net Revenue
Net revenue for the quarter ended March 25, 2016 decreased by $99 million, or 4.1%, to $2,331 million as compared to net revenue of $2,430 million for the quarter ended March 27, 2015. Changes in foreign currency exchange rates had an unfavorable impact of $101 million, or 4.2%, on net revenue, primarily in our ROW Integrated Solutions & Services segment, and to a lesser extent, in our Global Products segment. In addition, divestitures had an unfavorable impact of $65 million, or 2.7%, primarily in the ROW Integrated Solutions & Services segment. On an organic basis, net revenue declined by $23 million, or 1.0%, year over year, primarily as a result of declines in our Global Products and to a lesser extent, ROW Integrated Solutions & Services segments, partially offset by modest growth in our NA Integrated Solutions & Services segment. Net revenue was favorably impacted by acquisitions that contributed $90 million, or 3.7%, primarily within our ROW Integrated Solutions & Services segment.
Net revenue for the six months ended March 25, 2016 decreased by $201 million, or 4.1%, to $4,707 million as compared to net revenue of $4,908 million for the six months ended March 27, 2015. Changes in foreign currency exchange rates had an unfavorable impact of $253 million, or 5.2%, on net revenue, primarily in our ROW Integrated Solutions & Services segment, and to a lesser extent, in our Global Products segment. In addition, divestitures had an unfavorable impact of $88 million, or 1.8% primarily in the ROW Integrated Solutions & Services segment. On an organic basis, net revenue declined by $21 million, or 0.4%, year over year, primarily as a result of declines in our Global Products and to a lesser extent, ROW Integrated Solutions & Services segments, partially offset by growth in our NA Integrated Solutions & Services segment. Net revenue was favorably impacted by acquisitions that contributed $161 million, or 3.3%, primarily within our ROW Integrated Solutions & Services and Global Products segments.
Cost of Revenue and Selling, General & Administrative ("SG&A")
The significant components of cost of product sales include material costs, labor and overhead costs, product shipping and warehousing costs. The significant components of cost of services include labor and employee related costs, depreciation expense, costs associated with our equipment and fleet of vehicles, telecommunication costs and material costs. The significant components of SG&A include compensation and compensation related costs, facility and maintenance expenses and professional fees. SG&A for the quarter ended March 25, 2016 also includes divestiture charges, net of $17 million. SG&A for the six months ended March 25, 2016 includes a net gain on an equity investment of $111 million, partially offset by divestiture charges, net, of $69 million. See Notes 3 and 5 to the unaudited Consolidated Financial Statements.

Merger Costs
The Company incurred merger costs of $26 million for the quarter and six months ended March 25, 2016 in connection with the proposed merger with Johnson Controls. These costs primarily relate to financing, advisory, and professional fees. See Note 2 to the unaudited Consolidated Financial Statements.
The Company currently estimates that, upon the effective time of the merger, transaction-related costs incurred by the Company related to the merger, including the fees and expenses incurred through March 25, 2016, will be approximately $105 million. This amount includes estimated transaction costs to be incurred by the Company and settled on or about the closing of the merger under signed agreements that had been executed as of March 24, 2016, which primarily relate to financing, investment banking, advisory, legal, valuation, and other professional fees, and retention related costs for certain Tyco employees. Not included in these cost estimates are employee- or integration-related costs such as severance, restructuring or other costs anticipated to be incurred to achieve ongoing operating synergies following the completion of the merger. The transaction costs related to the merger are preliminary estimates only, are inherently uncertain, and could differ materially from actual results.
Restructuring and Repositioning Charges, Net
The Company continues to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses and corporate functions. Accordingly, the Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During fiscal 2015, the Company recorded restructuring and repositioning charges of $289 million, of which $29 million and $104 million were recorded during the quarter and six months ended March 27, 2015, respectively. The Company expects to incur restructuring and repositioning charges, net between $70 million and $85 million in fiscal 2016. The Company recorded restructuring and repositioning charges, net of $10 million and $28 million during the quarter and six months ended March 25, 2016, respectively. See Note 4 to the unaudited Consolidated Financial Statements.
Operating Income
Operating income for the quarter ended March 25, 2016 increased by $4 million, or 1.8%, to $225 million, as compared to operating income of $221 million for the quarter ended March 27, 2015. Factors that impacted operating income were a $19 million reduction in restructuring and repositioning charges, net, legacy legal gains of $19 million, and a $5 million reduction in net divestiture charges. These were partially offset by $26 million in merger costs related to the proposed merger with Johnson Controls. Changes in foreign currency exchange rates had an unfavorable impact on operating income of $11 million, or 5.0%.
Operating income for the six months ended March 25, 2016 increased by $98 million, or 23.3%, to $518 million, as compared to operating income of $420 million for the six months ended March 27, 2015. In connection with the additional investment in our UAE joint venture, we recorded a net gain of $111 million within Selling, general and administrative expenses relating to the Company's previously held equity method investment in the joint venture. See Note 5 to the unaudited Consolidated Financial Statements. Operating income also increased due to a $76 million reduction in restructuring and repositioning charges, net, and an increase in legacy legal gains of $12 million. Operating income also benefited from previous productivity initiatives. These items were partially offset by an increase of $46 million of divestiture charges, net, primarily related to the loss on the sale of our Australian fire protection business, as well as $26 million in merger costs related to the proposed merger with Johnson Controls. See Notes 2 and 3 to the unaudited Consolidated Financial Statements. Changes in foreign currency exchange rates also had an unfavorable impact on operating income of $25 million, or 6.0%.
Key items impacting operating income for the quarters and six months ended March 25, 2016 and March 27, 2015, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Gain on equity investment, net	$—	$—	$(111)	$—
Legacy legal gains	(19)	—	(19)	(7)
Divestiture charges, net	17	22	69	23
Restructuring and repositioning charges, net	10	29	28	104
Merger costs	26	—	26	—
Unfavorable impact of foreign currency	11	N/A	25	N/A

Interest Income and Expense
Interest income was $4 million for both quarters ended March 25, 2016 and March 27, 2015. Interest income was $8 million and $7 million for the six months ended March 25, 2016 and March 27, 2015, respectively.
Interest expense was $22 million and $25 million for the quarters ended March 25, 2016 and March 27, 2015, respectively. Interest expense was $46 million and $49 million for the six months ended March 25, 2016 and March 27, 2015, respectively. The decrease in interest expense for both periods was due to the impact of the debt refinancing during the first quarter of fiscal 2016. See Note 9 to the unaudited Consolidated Financial Statements.
Other (Expense) Income, net
Significant components of other (expense) income, net for the quarters and six months ended March 25, 2016 and March 27, 2015 are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Loss on extinguishment of debt (see Note 9 to the unaudited Consolidated Financial Statements)	$—	$—	$(168)	$—
2012 Tax Sharing Agreement loss (see Note 6 to the unaudited Consolidated Financial Statements)	—	(4)	—	(2)
2007 Tax Sharing Agreement gain (see Note 6 to the unaudited Consolidated Financial Statements)	—	1	—	—
Other	—	2	3	5
	$—	$(1)	$(165)	$3
Effective Income Tax Rate
Our effective income tax rate was 30.4% and 9.0% during the quarters ended March 25, 2016 and March 27, 2015, respectively. The increase in our effective tax rate in the current period was primarily due to merger costs which do not generate a tax benefit and tax charges in connection with the divestiture of the Australian Fire Protection business. The prior period was favorably impacted by a decrease in valuation allowances on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized resulting from the impact of restructuring actions and tax law changes in a non-U.S. jurisdiction.
Our effective income tax rate was 31.4% and 9.7% during the six months ended March 25, 2016 and March 27, 2015, respectively. The increase in our effective tax rate in the six month period was primarily due to the same factors impacting the quarter, in addition to a non-recurring loss on debt extinguishment for which the related deferred tax benefits will not be realized.
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

Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarters and six months ended March 25, 2016 and March 27, 2015, respectively.
The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Integrated Solutions & Services
Financial information for NA Integrated Solutions & Services for the quarters and six months ended March 25, 2016 and March 27, 2015 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net revenue	$947	$944	$1,900	$1,895
Net revenue growth	0.3%	N/A	0.3%	N/A
Organic revenue growth	0.4%	N/A	1.0%	N/A
Segment operating income	$131	$125	$263	$254
Segment operating margin	13.8%	13.2%	13.8%	13.4%

Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2016 Compared to Second Quarter Fiscal 2015	Year to Date Fiscal 2016 Compared to Year to Date Fiscal 2015
Organic revenue growth	$4	$19
Acquisitions	9	12
Impact of foreign currency	(10)	(26)
Total change	$3	$5
Net revenue increased $3 million, or 0.3%, to $947 million for the quarter ended March 25, 2016 as compared to $944 million for the quarter ended March 27, 2015. On an organic basis, net revenue grew by $4 million, or 0.4%, from the comparable quarter, with growth driven by integrated solutions revenue, as service revenue remained consistent with the prior year. Net revenue was also favorably impacted by $9 million, or 1.0%, due to acquisitions, primarily related to the ShopperTrak acquisition that closed in the second quarter of fiscal 2016. Changes in foreign currency exchange rates unfavorably impacted net revenue by $10 million, or 1.1%.
Net revenue increased $5 million, or 0.3%, to $1,900 million for the six months ended March 25, 2016 as compared to $1,895 million for the six months ended March 27, 2015. On an organic basis, net revenue grew by $19 million, or 1.0%, from the comparable period, with growth in both integrated solutions and service revenue, and in particular, in the retail, commercial and institutional vertical markets. Net revenue was also favorably impacted by $12 million, or 0.6%, primarily due to the ShopperTrak acquisition and several acquisitions made during fiscal 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $26 million, or 1.4%.
Segment Operating Income
Segment operating income for the quarter ended March 25, 2016 increased $6 million, or 4.8%, to $131 million, as compared to segment operating income of $125 million for the quarter ended March 27, 2015. Operating income was favorably impacted by improved execution and the benefit of previous productivity initiatives, partially offset by higher amortization expense resulting from recent acquisitions.
Segment operating income for the six months ended March 25, 2016 increased $9 million, or 3.5%, to $263 million, as compared to segment operating income of $254 million for the six months ended March 27, 2015. Operating income was favorably impacted by improved execution and the benefit of previous productivity initiatives, partially offset by higher amortization expense resulting from recent acquisitions.
ROW Integrated Solutions & Services
Financial information for ROW Integrated Solutions & Services for the quarters and six months ended March 25, 2016 and March 27, 2015 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net revenue	$768	$847	$1,580	$1,763
Net revenue decline	(9.3)%	N/A	(10.4)%	N/A
Organic revenue decline	(1.0)%	N/A	(1.1)%	N/A
Segment operating income	$57	$67	$190	$156
Segment operating margin	7.4%	7.9%	12.0%	8.8%

Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2016 Compared to Second Quarter Fiscal 2015	Year to Date Fiscal 2016 Compared to Year to Date Fiscal 2015
Organic revenue decline	$(8)	$(18)
Acquisitions	64	93
Divestitures	(62)	(84)
Impact of foreign currency	(73)	(174)
Total change	$(79)	$(183)
Net revenue decreased $79 million, or 9.3%, to $768 million for the quarter ended March 25, 2016 as compared to $847 million for the quarter ended March 27, 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $73 million, or 8.6%. On an organic basis, net revenue declined by $8 million, or 1.0%, driven by a decline in integrated solutions revenue, partially offset by growth in services revenue. The organic revenue decline was primarily within Asia and the United Kingdom and was driven by pressure within the high-hazard, heavy industrial sector. These declines were partially offset by organic revenue growth in our growth markets and to a lesser extent, Continental Europe. In addition, divestitures in the Pacific region and Asia had an unfavorable impact of $62 million, or 7.3%. Net revenue was favorably impacted by $64 million, or 7.6%, due to acquisitions primarily within growth markets and retail solutions.
Net revenue decreased $183 million, or 10.4%, to $1,580 million for the six months ended March 25, 2016 as compared to $1,763 million for the six months ended March 27, 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $174 million, or 9.9%. On an organic basis, net revenue declined by $18 million, or 1.1%, driven by a decline in integrated solutions revenue, partially offset by growth in services revenue. The organic revenue decline was primarily in the United Kingdom, Asia and the Pacific region as a result of pressure within the high-hazard, heavy industrial sector. These declines were partially offset by organic revenue growth in our growth markets and to a lesser extent, Continental Europe. In addition, divestitures in the Pacific region and Asia had an unfavorable impact of $84 million, or 4.8%. Net revenue was favorably impacted by $93 million, or 5.3%, due to acquisitions primarily within growth markets and retail solutions.
Segment Operating Income
Segment operating income for the quarter ended March 25, 2016 decreased $10 million, or 14.9%, to $57 million as compared to segment operating income of $67 million for the quarter ended March 27, 2015. Segment operating income decreased primarily due to the $9 million, or 13.4%, unfavorable impact of changes in foreign currency exchange rates and higher amortization expense primarily due to recent acquisitions. These decreases are partially offset by a reduction in divestiture charges, net of $4 million, and the benefit of previous productivity initiatives.
Segment operating income for the six months ended March 25, 2016 increased $34 million, or 21.8%, to $190 million as compared to segment operating income of $156 million for the six months ended March 27, 2015. In connection with the additional investment in our UAE joint venture, we recorded a net gain of $111 million within Selling, general and administrative expenses relating to the Company's previously held equity method investment in the joint venture. See Note 5 to the unaudited Consolidated Financial Statements. To a lesser extent, segment operating income increased due to the benefit of previous productivity initiatives. These items were partially offset by an increase of $49 million of divestiture charges, net, primarily related to the loss on sale of our Australian fire protection business. See Note 3 to the unaudited Consolidated Financial Statements. In addition, changes in foreign currency exchange rates had an unfavorable impact on segment operating income of $18 million, or 11.5%.
Key items impacting segment operating income for the quarters and six months ended March 25, 2016 and March 27, 2015, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Divestiture charges, net	$18	$22	$72	$23
Gain on equity investment, net	—	—	(111)	—
Unfavorable impact of foreign currency	9	N/A	18	N/A

Global Products
Financial information for Global Products for the quarters and six months ended March 25, 2016 and March 27, 2015 is as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net revenue	$616	$639	$1,227	$1,250
Net revenue decline	(3.6)%	N/A	(1.8)%	N/A
Organic revenue decline	(3.0)%	N/A	(1.8)%	N/A
Segment operating income	$101	$114	$198	$219
Segment operating margin	16.4%	17.8%	16.1%	17.5%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Second Quarter Fiscal 2016 Compared to Second Quarter Fiscal 2015	Year to Date Fiscal 2016 Compared to Year to Date Fiscal 2015
Organic revenue decline	$(19)	$(22)
Acquisitions	17	56
Divestitures	(3)	(4)
Impact of foreign currency	(18)	(53)
Total change	$(23)	$(23)
Net revenue decreased $23 million, or 3.6%, to $616 million for the quarter ended March 25, 2016 as compared to $639 million for the quarter ended March 27, 2015. On an organic basis, net revenue declined by $19 million, or 3.0%, driven by life safety products due to increased shipments of Scott Air-Paks in the comparable period in the prior year as well as fire protection products related to the high-hazard, heavy industrial sector. Net revenue was unfavorably impacted by changes in foreign currency exchange rates of $18 million, or 2.8%. Net revenue was favorably impacted during the quarter ended March 25, 2016 by $17 million, or 2.7%, from acquisitions, primarily related to the Industrial Safety Technologies acquisition within our life safety business in fiscal 2015.
Net revenue decreased $23 million, or 1.8%, to $1,227 million for the six months ended March 25, 2016 as compared to $1,250 million for the six months ended March 27, 2015. On an organic basis, net revenue declined by $22 million, or 1.8%, driven by the timing of increased shipments of Scott Air-Paks in our life safety business in the comparable period in the prior year, and to a lesser extent, our fire products business, partially offset by organic growth in our security products business. Net revenue was unfavorably impacted by changes in foreign currency exchange rates of $53 million, or 4.2%. Net revenue was favorably impacted during the six months ended March 25, 2016 by $56 million, or 4.5%, from acquisitions, primarily related to the Industrial Safety Technologies acquisition within our life safety business in fiscal 2015.
Segment Operating Income
Segment operating income for the quarter ended March 25, 2016 decreased by $13 million, or 11.4% to $101 million, as compared to segment operating income of $114 million for the quarter ended March 27, 2015. Segment operating income decreased due to product mix and the decline in revenue. In addition, operating income was negatively impacted by higher amortization expense primarily due to acquisitions made during the prior year.
Segment operating income for the six months ended March 25, 2016 decreased by $21 million, or 9.6% to $198 million, as compared to segment operating income of $219 million for the six months ended March 27, 2015. Segment operating income decreased due to product mix and the decline in revenue. In addition, changes in foreign currency exchange rates had an unfavorable impact on segment operating income of $5 million, or 2.3%.

Corporate and Other
Corporate expense, excluding restructuring and repositioning charges, net, was $54 million and $56 million for the quarters ended March 25, 2016 and March 27, 2015, respectively. Corporate expense for the current quarter includes merger costs of $26 million related to the proposed merger with Johnson Controls, partially offset by a $19 million gain related to favorable developments in the legacy Sonitrol insurance matter previously disclosed by the Company and the benefit of productivity initiatives and cost containment actions.
Corporate expense, excluding restructuring and repositioning charges, net, was $105 million for both the six months ended March 25, 2016 and March 27, 2015. Corporate expense for the six months of fiscal 2016 includes merger costs of $26 million related to the proposed merger with Johnson Controls, partially offset by a $12 million increase in legacy legal gains and the benefit of productivity initiatives and cost containment actions.
Key items included in corporate expense for the quarters and six months ended March 25, 2016 and March 27, 2015, respectively, are as follows:

	For the Quarters Ended		For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Merger costs	$26	$—	$26	$—
Legacy legal gains	(19)	—	(19)	(7)
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
Effective September 26, 2015, we changed the approach used to measure service and interest costs for pension benefits. For fiscal 2016, we elected to measure service and interest costs by applying the specific spot rates along the yield curve over the projected cash flow period. Management believes the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot rates on the yield curves. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis. See Note 12 to the unaudited Consolidated Financial Statements.
Other than the change in approach with respect to pension benefits, during fiscal 2016, there have been no significant changes to the Company's accounting policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K filed with the SEC on November 13, 2015 for the fiscal year ended September 25, 2015. See Note 1 to the unaudited Consolidated Financial Statements for recently issued and adopted accounting standards.
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
Additionally, the Company has entered into a senior unsecured term loan facility in the amount of $4 billion to finance the cash consideration for, and fees, expenses and costs incurred in connection with, the merger. In addition, the Company has entered into a revolving credit agreement in the amount of $1 billion, which is intended to replace the Company's existing $1.5 billion revolving credit agreement. Tyco's ability to draw down on both the term loan facility and the new revolving credit agreement are contingent on the consummation of the merger with Johnson Controls. See Note 9 to the unaudited Consolidated Financial Statements.
As of March 25, 2016 and September 25, 2015, our cash and cash equivalents, short- and long-term debt at carrying value, and Tyco shareholder's equity are as follows:

	As of		Credit Availability as of
($ in millions)	March 25, 2016	September 25, 2015	March 25, 2016 (2)
Cash and cash equivalents	$345	$1,401	$—
Total debt (excluding revolving credit facility)	2,559	3,146	—
Revolving credit facility	—	—	1,500
Total Tyco shareholders' equity	4,142	4,041	—
Total debt as a % of total capital (1)	38.2%	43.8%	N/A
(1) Total capital represents the aggregate amount of total debt and total shareholders' equity which was $6,701 million and $7,187 million as of March 25, 2016 and September 25, 2015, respectively.
(2) Excludes amounts available under merger related debt financing as described above.
Significant uses of capital that are expected in the near- to mid-term include expenditures for (i) capital expenditures and dealer investments in annual amounts expected to approximate 3% to 3.5% of total revenues, (ii) the funding of potential tax liabilities or settlements (see Note 6 to the unaudited Consolidated Financial Statements), including with respect to the divestiture of our ADT Korea business, (iii) estimated restructuring payments, of which $111 million has been accrued as a current liability as of March 25, 2016 (see Note 4 to the unaudited Consolidated Financial Statements), (iv) quarterly dividend payments, of which $87 million has been accrued as of March 25, 2016 (see Note 13 to the unaudited Consolidated Financial Statements), and (v) merger related items. The Company intends to fund these capital uses through a combination of available cash, cash generated from operations, borrowing in the commercial paper market or under its revolving credit facility, and borrowing in public or private markets for debt securities. In addition, the Company intends, in its discretion, to pursue strategically important acquisitions, may repurchase its shares from time to time and may engage in other capital market activities, in each case depending on a number of factors, including the Company’s strategic priorities, its financial condition and results of operations, the capital requirements of the Company’s businesses, industry and capital markets factors and other relevant factors.
Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the six months ended March 25, 2016 and March 27, 2015 are summarized below:

	For the Six Months Ended
($ in millions)	March 25, 2016	March 27, 2015
Net cash provided by operating activities	$313	$262
Net cash used in investing activities	(433)	(703)
Net cash used in financing activities	(926)	(3)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, asbestos activities, pension funding, income taxes, merger costs and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $297 million in the six months ended March 25, 2016. The significant changes in working capital included a $133 million decrease in accrued and other liabilities, a $122 million decrease in tax sharing agreement, net, a $56 million increase in inventories, a $54 million increase in contracts in process, and a $30 million increase in prepaid expenses and other assets, partially offset by a $38 million decrease in accounts receivable.

The net change in working capital decreased operating cash flow by $311 million in the six months ended March 27, 2015. The significant changes in working capital included an $87 million decrease in accounts payable, a $66 million increase in prepaid expense and other current assets, a $64 million increase in inventories, a $56 million decrease in accrued and other liabilities, and a $30 million increase in contracts in process.
During the six months ended March 25, 2016 and March 27, 2015, we paid approximately $48 million and $55 million, respectively, in cash related to restructuring activities. During the six months ended March 25, 2016 and March 27, 2015, we paid approximately $35 million and $16 million, respectively, in cash related to repositioning activities.
During the six months ended March 25, 2016 and March 27, 2015, we made net payments related to asbestos liabilities of $10 million and $8 million, respectively.
During the six months ended March 25, 2016 and March 27, 2015, we made payments related to environmental remediation activities for a facility located in Marinette, Wisconsin, of $2 million and $8 million, respectively.
During the six months ended March 25, 2016 and March 27, 2015, we paid merger related expenses of $8 million and nil, respectively, related to the proposed merger with Johnson Controls.
During the six months ended March 25, 2016 and March 27, 2015, we made required contributions of $1 million and $4 million, respectively, to our U.S. pension plans and $13 million and $9 million, respectively, to our non-U.S. pension plans. We anticipate that we will contribute $3 million to our U.S. plans and $25 million to our non-U.S. plans during fiscal 2016. During the six months ended March 25, 2016, we made voluntary contributions to our non-U.S. pension plan of $4 million.
Income taxes paid, net of refunds, related to continuing operations were $24 million and $65 million during the six months ended March 25, 2016 and March 27, 2015, respectively.
Net interest paid related to continuing operations was $52 million and $42 million for the six months ended March 25, 2016 and March 27, 2015, respectively.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures and acquisitions, proceeds derived from divestitures of businesses and assets and the purchase and sales and maturities of investments.
We made capital expenditures of $143 million and $123 million for the six months ended March 25, 2016 and March 27, 2015, respectively. The level of capital expenditures in fiscal 2016 is expected to exceed the spending levels in fiscal 2015 and is also expected to exceed depreciation expense.
During the six months ended March 25, 2016, total consideration for acquisitions was $314 million, which was comprised of $358 million of cash paid, including $5 million to settle pre-existing matters and $6 million for pre-paid agency commissions, net of cash acquired of $33 million, which primarily related to our additional investment in the UAE joint venture in our ROW Integrated Solutions & Services segment and the acquisition of ShopperTrak in our NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments. During the six months ended March 27, 2015, we paid cash for acquisitions totaling $525 million, net of $26 million cash acquired, primarily related to acquisitions in in our ROW Integrated Solutions & Services and Global Products segments.
During the six months ended March 25, 2016, we had net sales and maturities of investments, including restricted investments, of $1 million. During the six months ended March 27, 2015, our time deposits of $275 million matured, and we made purchases of $288 million of investments, primarily consisting of exchange traded equity and fixed income funds, which are classified as available-for-sale investments and are restricted as to use.
During the six months ended March 25, 2016, our restricted cash decreased by $24 million, primarily due to the release of $14 million that was shared pursuant to the terms of a legacy class action lawsuit involving disputes with former management and a decrease of $9 million pertaining to the asbestos-related qualified settlement fund. During the six months ended March 27, 2015, our restricted cash increased by $39 million. This increase was primarily driven by an increase of $14 million pertaining to the asbestos-related qualified settlement fund, $13 million of restricted cash related to an acquisition, and $12 million of cash received from former management, which was required to be shared pursuant to the terms of a legacy class action lawsuit.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.

During the six months ended March 25, 2016, we repaid a total of approximately $1,134 million of current portion of long-term debt. On October 14, 2015, the Company redeemed its outstanding $242 million aggregate principal amount 7.0% notes due 2019 and $462 million aggregate principal amount 6.875% notes due 2021, which were classified as current as of September 25, 2015, for total cash of $876 million, which included a make-whole premium of $172 million. Also, on October 15, 2015, the Company repaid $258 million aggregate principal amount of 3.375% notes due 2015, which matured on such date.
During the six months ended March 25, 2016 and March 27, 2015, we paid debt financing costs of $23 million and $4 million, respectively.
In addition, during the six months ended March 25, 2016, we issued commercial paper of $2,498 million, $2,098 million of which was repaid during the period. As of March 25, 2016 and September 25, 2015, TIFSA had commercial paper outstanding of $400 million and nil, respectively. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1.5 billion as of March 25, 2016. As of March 25, 2016 and September 25, 2015, there were no amounts drawn under the Company's revolving credit facility. See Note 9 to the unaudited Consolidated Financial Statements.
During the six months ended March 27, 2015, TIFSA issued €500 million aggregate principal amount of public notes due 2025, which resulted in proceeds of $567 million.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the six months ended March 25, 2016, we did not repurchase shares. During the six months ended March 27, 2015, we repurchased approximately 10 million ordinary shares for approximately $417 million.
During the six months ended March 25, 2016 and March 27, 2015, we paid cash dividends of approximately $174 million and $151 million, respectively.
During the six months ended March 27, 2015, we paid contingent consideration of $23 million which related to the successful transfer of a business license in China to Tyco. Contingent consideration paid during the six months ended March 25, 2016 was not material.
Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future.

Commitments and Contingencies
For a detailed discussion of contingencies related to tax and litigation matters, see Notes 6 and 11 to the unaudited Consolidated Financial Statements.
Backlog
We had a backlog of unfilled orders of $4,655 million and $4,562 million as of March 25, 2016 and September 25, 2015, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Integrated Solutions & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Integrated Solutions & Services	ROW Integrated Solutions & Services	Global Products	Total
As of September 25, 2015
Backlog	$1,035	$820	$195	$2,050
Recurring revenue in force	1,229	1,013	—	2,242
Deferred revenue	235	35	—	270
Total Backlog	$2,499	$1,868	$195	$4,562
As of March 25, 2016
Backlog	$1,113	$950	$173	$2,236
Recurring revenue in force	1,236	927	—	2,163
Deferred revenue	226	30	—	256
Total Backlog	$2,575	$1,907	$173	$4,655
Total backlog increased $93 million, or 2.0%, to $4,655 million as of March 25, 2016 compared to $4,562 million as of September 25, 2015. Acquisitions during fiscal 2016 contributed approximately $163 million, or 3.6%, to total backlog, primarily related to our UAE business. In addition, backlog also increased in our NA Integrated Solutions & Services and ROW Integrated Solutions & Service segments. These increases were partially offset by divestitures, primarily related to our Australia fire protection business in our ROW Integrated Solutions & Services segment during fiscal 2016, which had an unfavorable impact of $101 million, or 2.2% to total backlog. In addition, changes in foreign currency had an unfavorable impact to total backlog of $71 million, or 1.6%, primarily in our ROW Integrated Solutions & Services segment.
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
Quarter Ended March 25, 2016

	Net Revenue for the Quarter Ended March 27, 2015	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2015 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth (Decline) Percentage(1)	Net Revenue for the Quarter Ended March 25, 2016
	($ in millions)
NA Integrated Solutions & Services	$944	$—	$944	$(10)	$9	$4	0.4%	$947
ROW Integrated Solutions & Services	847	(62)	785	(73)	64	(8)	(1.0)%	768
Global Products	639	(3)	636	(18)	17	(19)	(3.0)%	616
Total Net Revenue	$2,430	$(65)	$2,365	$(101)	$90	$(23)	(1.0)%	$2,331

(1)	Organic revenue growth (decline) percentage based on adjusted fiscal 2015 base revenue.

Six Months Ended March 25, 2016

	Net Revenue for the Six Months Ended March 27, 2015	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2015 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth (Decline) Percentage(1)	Net Revenue for the Six Months Ended March 25, 2016
	($ in millions)
NA Integrated Solutions & Services	$1,895	$—	$1,895	$(26)	$12	$19	1.0%	$1,900
ROW Integrated Solutions & Services	1,763	(84)	1,679	(174)	93	(18)	(1.1)%	1,580
Global Products	1,250	(4)	1,246	(53)	56	(22)	(1.8)%	1,227
Total Net Revenue	$4,908	$(88)	$4,820	$(253)	$161	$(21)	(0.4)%	$4,707

(1)	Organic revenue growth (decline) percentage based on adjusted fiscal 2015 base revenue.
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

•	natural events such as severe weather, fires, floods and earthquakes;

•	acts of terrorism, cyber-attacks or our inability to maintain adequate security related information networks and data;

•
our ability to complete the proposed combination with Johnson Controls on anticipated terms and timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations; and

•
assuming the proposed merger with Johnson Controls is completed, the ability of us and Johnson Controls to integrate our businesses successfully and to achieve anticipated synergies, changes in tax laws or interpretations, access to available financing, potential litigation relating to the proposed transaction, and the risk that disruptions from the proposed transaction will harm our business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2015 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the six months ended March 25, 2016, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
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
Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 25, 2016, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 25, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 25, 2016, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $21 million to $70 million. As of March 25, 2016, Tyco concluded that the best estimate within this range is approximately $31 million, of which $11 million is included in Accrued and other current liabilities and $20 million is included in Other liabilities within the Company's Consolidated Balance Sheet.
As previously disclosed, the majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. As of March 25, 2016, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $13 million to $45 million. The Company's best estimate within that range is approximately $21 million, of which $9 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities within the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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
As of March 25, 2016, the Company has determined that there were approximately 3,100 claims pending against its subsidiaries, primarily Grinnell. This amount reflects the Company's current estimate of the number of viable claims made against Grinnell and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties.
As of March 25, 2016, the Company's estimated asbestos related net liability recorded within the Company's Consolidated Balance Sheet is $24 million. The net liability within the Consolidated Balance Sheet is comprised of a liability for pending and future claims and related defense costs of $500 million, of which $10 million is recorded in Accrued and other current liabilities, and $490 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets within the Consolidated Balance Sheet of $476 million, of which $37 million is recorded in Prepaid expenses and other current assets, and $439 million is recorded in Other assets. Assets include $3 million of cash and $265 million of investments, which have all been designated as restricted. As of September 25, 2015, the Company's estimated net liability recorded within the Company's Consolidated Balance Sheet was $28 million. The net liability was comprised of a liability for pending and future claims and related defense costs of $515 million, of which $23 million was recorded in Accrued and other current liabilities, and $492 million was recorded in Other liabilities. The Company also maintained separate cash, investment and other assets within the Consolidated Balance Sheet of $487 million, of which $38 million was recorded in Prepaid expenses and other current assets, and $449 million was recorded in Other assets. Assets included $11 million of cash and $263 million of investments, which were all designated as restricted.
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

Assuming the tentative resolution is finalized, Tyco does not expect to recognize any additional charges related to the resolution, as it had previously recorded sufficient reserves with respect to this controversy and its obligations under the Tax Sharing Agreements. The Company made a payment of $120 million to TE Connectivity and $2 million to Covidien, which was subsequently paid to the IRS, during the second quarter of fiscal 2016 in connection with the tentative resolution. See Note 6 to the unaudited Consolidated Financial Statements.
Other Matters
On March 1, 2016, a putative class action lawsuit, Wandel v. Tyco International plc, et al., Docket No. C-000010-16, was filed in the Superior Court of New Jersey naming Tyco, the individual members of its board of directors, Johnson Controls and Merger Sub as defendants. The complaint alleges that Tyco’s directors breached their fiduciary duties and exercised their powers as directors in a manner oppressive to the public shareholders of Tyco in violation of Irish law by, among other things, failing to take steps to maximize shareholder value and failing to protect against purported conflicts of interest. The complaint further alleges that Tyco, Johnson Controls and Merger Sub aided and abetted Tyco’s directors in the breach of their fiduciary duties. The complaint seeks, among other things, to enjoin the merger. We believe that the claims asserted by the complaint are not valid.

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
Item 1A.    Risk Factors
Tyco's significant business risks are described in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year 2015, to which reference is made herein. Other than as set forth below, there have been no material changes to the risk factors disclosed in such Annual Report.
Risks Related to the Proposed Merger with Johnson Controls, Inc.
Because the market price of Tyco ordinary shares and shares of Johnson Controls common stock will fluctuate, Tyco shareholders cannot be sure of the value of their consolidated shares following the Tyco share consolidation.
As a result of the merger, each share of Johnson Controls common stock (other than certain shares described in the merger agreement) will be converted into the right to receive, at the election of the holder of such share and subject to proration procedures set forth in the merger agreement, either (i) one ordinary share of the combined company or (ii) $34.88 in cash, without interest. Additionally, immediately prior to the merger, Tyco shareholders will receive 0.955 ordinary shares of Tyco, which will become ordinary shares of the combined company in the merger, for each Tyco ordinary share they hold.
The value of the 0.955 of a share of the combined company to be received by the Tyco shareholders will depend in part on the price per share of Johnson Controls common stock at the closing of the merger which will not be known at the time of the Tyco extraordinary general meeting of shareholders (the “EGM”) and may be greater than, the same as or less than the current price at the time of the Tyco EGM. The market prices of Johnson Controls common stock is subject to general price fluctuations in the market for publicly traded equity securities and has experienced volatility in the past. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the businesses, operations and prospects of Johnson Controls, and an evolving regulatory landscape. Market assessments of the benefits of the merger and the likelihood that the merger will be consummated, as well as general and industry specific market and economic conditions, may also impact market prices of Johnson Controls common stock. Many of these factors are beyond Tyco’s control. You should obtain current market price quotations for Johnson Controls common stock; but as indicated above, the price at the effective time of the merger may be greater than, the same as or less than such price quotations.

Because the exchange ratio and the share consolidation ratio are fixed, the number of ordinary shares of the combined company to be received by holders of Johnson Controls common stock in the merger, and the number of combined company ordinary shares to be received by holders of Tyco ordinary shares in the Tyco share consolidation, will not change between now and the time the merger is consummated to reflect changes in the trading prices of Johnson Controls common stock or Tyco ordinary shares, share repurchases or other factors.
The exact value of the combined company shares to be received Tyco shareholders in connection with the merger will depend in part on the prices per share of Johnson Controls common stock and/or Tyco ordinary shares at the closing of the merger. The merger agreement does not provide for any adjustment to the exchange ratio or the share consolidation ratio as a result of changes in the trading prices of Johnson Controls common stock or Tyco ordinary shares or for any other reason.
In addition, prior to the closing of the merger, Johnson Controls expects to repurchase approximately $500 million in shares of its common stock prior to the effective time of the merger pursuant to its previously announced share repurchase program. However, the exchange ratio and the share consolidation ratio are fixed and will not be adjusted prior to consummation of the merger to account for the share repurchases or other changes in the number of outstanding shares of Johnson Controls common stock or Tyco ordinary shares. As a result, changes in the number of outstanding shares of Johnson Controls common stock will reduce the proportion of the outstanding combined company ordinary shares held by either the former Johnson Controls shareholders (in the event of a decrease in the number of outstanding shares of Johnson Controls common stock) or the former Tyco shareholders (in the event of an increase in the number of outstanding shares of Johnson Controls common stock) immediately after the consummation of the merger and may affect the value of the combined company ordinary shares that Johnson Controls shareholders and Tyco shareholders will receive as a result of the share consolidation and the merger.
The market price for the combined company ordinary shares following the closing of the merger may be affected by factors different from those that historically have affected or currently affect Johnson Controls common stock and Tyco ordinary shares.
Upon consummation of the merger, holders of shares of Johnson Controls common stock (other than Johnson Controls, Tyco or Merger Sub, subsidiaries of Johnson Controls and holders of shares that are converted into the right to receive the cash consideration) and holders of Tyco ordinary shares will both hold combined company ordinary shares. Tyco’s businesses differ from those of Johnson Controls, and vice versa, and accordingly the results of operations of the combined company will be affected by some factors that are different from those currently affecting the results of operations of Johnson Controls and those currently affecting the results of operations of Tyco. The results of operations of the combined company may also be affected by factors different from those currently affecting Johnson Controls and Tyco.
Changes to laws and regulations may jeopardize or delay the merger.
Each of the Johnson Controls board of directors and the Tyco board of directors may, subject to certain limitations, make a change of recommendation in response to an event, development, occurrence, circumstance, state of facts or change (an "effect") that occurs after the date of the merger agreement, including any change in or issuance of, or proposed change in or issuance of, applicable law (whether or not yet approved or effective), if such board of directors has concluded in good faith (after consultation with its financial advisors and outside legal counsel) that the effect would reasonably be expected to materially adversely affect the expected benefits of the merger to the company’s shareholders from a financial point of view and that failure to change such recommendation would be inconsistent with the directors’ fiduciary duties. In the event of such a change of recommendation, the other party may terminate the merger agreement. In addition, either party may terminate the merger agreement in response to any such effect that is a change in or issuance of, or proposed change in or issuance of, applicable law, subject to certain limitations. Accordingly, any changes in applicable laws or regulations could jeopardize or delay the merger and/or have a material adverse effect on Johnson Controls’ and/or Tyco’s business, financial condition, results of operations, cash flows and/or share price.

Johnson Controls and Tyco must obtain required shareholder approvals and governmental and regulatory consents to consummate the merger, which, if delayed or not granted or granted with unacceptable conditions, may prevent, delay or impair the consummation of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.
The closing conditions to the merger include, among others, the receipt of required approvals by the Johnson Controls shareholders and the Tyco shareholders, clearance of the merger by certain governmental and regulatory authorities, including filings or approvals as may be required pursuant to the antitrust and competition laws of certain countries, the approval of CFIUS and entry by Johnson Controls, or receipt of verbal or written confirmation of an agreement to enter, into a commitment letter with the DSS to mitigate any foreign ownership, control or influence arising out of the merger. The governmental agencies with which the parties will make these filings and seek certain of these approvals and consents have broad discretion in administering the governing laws and regulations. We can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the transaction, certain governmental agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing of the merger. Any one of these requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time of the merger or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required shareholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances. If Johnson Controls and Tyco agree to any requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals or clearances required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect the integration of the two companies’ operations and/or reduce the anticipated benefits of the merger. This could result in a failure to consummate the merger or have a material adverse effect on the business and results of operations of the combined company.
Legal proceedings in connection with the merger, the outcomes of which are uncertain, could delay or prevent the completion of the merger.
In connection with the merger, a putative class action lawsuit has been filed by a purported Tyco shareholder alleging claims against Tyco, the individual members of its board of directors, Johnson Controls and Merger Sub. The complaint seeks, among other things, to enjoin the merger. The outcome of such litigation is uncertain. If the case is not resolved, the lawsuit could prevent or delay the completion of the merger and result in additional costs to Tyco, including any costs associated with the indemnification of directors. Additional plaintiffs may file additional lawsuits against Tyco, Johnson Controls and/or the directors and officers of either company in connection with the merger. Such additional legal proceedings could also prevent or delay the completion of the merger and result in additional costs to Tyco.
The merger agreement may be terminated in accordance with its terms and the merger may not be consummated.
The merger agreement contains a number of conditions that must be fulfilled to consummate the merger. Those conditions include: the approval of the Johnson Controls merger proposal by holders of two-thirds of the outstanding shares of Johnson Controls common stock; the approval of the Tyco share issuance proposal, the Tyco share consolidation proposal and the Tyco authorized share capital increase proposal, in each case, by a majority of the votes cast on these matters at the Tyco EGM; the approval of the Tyco governing documents proposals and the Tyco name change proposal by at least 75% of the votes cast on these matters at the Tyco EGM; the completion of the Tyco share consolidation; receipt of the requisite regulatory, antitrust and foreign investment approvals; absence of orders prohibiting the closing of the merger; the effectiveness of the registration statement on Form S-4 filed by Tyco; the approval of an Irish prospectus; the approval of the combined company ordinary shares to be issued to Johnson Controls shareholders for listing on the NYSE; the availability of the debt financing contemplated by the merger agreement; the continued accuracy of the representations and warranties of both parties subject to specified materiality standards; and the performance by both parties of their covenants and agreements. These conditions to the closing of the merger may not be fulfilled and, accordingly, the merger may not be consummated. In addition, if the merger is not consummated by October 24, 2016 (subject to extension to January 24, 2017 if the only conditions not satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing of the merger, which conditions are capable of being satisfied) are conditions relating to required regulatory filings and clearances and the absence of certain legal impediments to the consummation of the merger) either Johnson Controls or Tyco may choose not to proceed with the merger. In addition, Johnson Controls or Tyco may elect to terminate the merger agreement in certain other circumstances, including by Johnson Controls if, prior to receipt of approval of the Tyco required proposals, the Tyco board of directors makes a change of recommendation, by Tyco if, prior to receipt of approval of the Johnson Controls merger proposal, the Johnson Controls board of directors makes a change of recommendation, or by either party in certain circumstances in response to a change in or issuance of, or proposed change in or issuance of, applicable law. The parties can also mutually decide to terminate the merger agreement at any time prior to the consummation of the merger, whether before or after Johnson Controls shareholder approval or Tyco shareholder approval.

The merger agreement contains provisions that restrict the ability of the Tyco board of directors to pursue alternatives to the merger and to change its recommendation that Tyco shareholders vote for the approval of the Tyco proposals. In specified circumstances, Tyco could be required to pay Johnson Controls, through an indirect wholly owned subsidiary, a termination fee of up to $500 million.
Under the merger agreement, Tyco is generally prohibited from soliciting, initiating or knowingly encouraging, or negotiating or furnishing information with regard to, any inquiry, proposal or offer for a competing proposal with any person. In addition, Tyco may not terminate the merger agreement to enter into any agreement with respect to a superior proposal. If the Tyco board of directors (after consultation with Tyco’s financial advisors and legal counsel) effects a change of recommendation in response to a superior proposal and the Johnson Controls board of directors confirms (after consultation with Johnson Controls’ financial advisors and legal counsel) that it does not intend to change its recommendation, Johnson Controls may be entitled to terminate the merger agreement and Tyco, through an indirect wholly owned subsidiary, may be required to pay Johnson Controls a termination fee of $375 million. If Tyco receives a competing proposal, Tyco shareholders subsequently vote down the transaction and Tyco consummates a competing proposal or enters into a definitive agreement providing for a competing proposal within 12 months, Tyco, through an indirect wholly owned subsidiary, may be required to pay Johnson Controls a termination fee of $375 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Tyco from considering or proposing an acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to Tyco and its shareholders than the merger. If the Tyco board of directors effects a change of recommendation other than in response to a superior proposal and the Johnson Controls board of directors confirms that it does not intend to change its recommendation, Tyco, through an indirect wholly owned subsidiary, may be required to pay a termination fee of either $375 million or (if the change is in response to a change in or issuance of, or proposed change in or issuance of, applicable law) $500 million if the merger agreement is terminated by Johnson Controls or Tyco. In addition, if Tyco terminates the agreement in response to a change in or issuance of, or proposed change in or issuance of, applicable law and the Johnson Controls board confirms that the merger continues to be in the best interests of Johnson Controls and the Johnson Controls shareholders, Tyco, through an indirect wholly owned subsidiary, may be required to pay a termination fee of $500 million. Tyco, through an indirect wholly owned subsidiary, may also be required to reimburse Johnson Controls for up to $35 million of Johnson Controls’ expenses upon termination of the merger agreement by Johnson Controls or Tyco due to the failure of the Tyco shareholders to approve the Tyco required proposals at the Tyco EGM.
While the merger is pending, Johnson Controls and Tyco will be subject to business uncertainties that could adversely affect their businesses and operations. These uncertainties could also adversely affect the combined company following the consummation of the merger.
Uncertainty about the effect of the merger on employees, customers and suppliers may have an adverse effect on Johnson Controls and Tyco. These uncertainties may impair Johnson Controls’ and Tyco’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with Johnson Controls and Tyco to seek to change existing business relationships with Johnson Controls and/or Tyco. Employee retention may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the merger could be seriously harmed.
In addition, the merger agreement restricts Tyco and Johnson Controls from taking specified actions until the merger occurs without the consent of the other party. These restrictions may prevent Tyco or Johnson Controls from pursuing attractive business opportunities that may arise prior to the consummation of the merger.
Tyco shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.
Tyco shareholders currently have the right to vote in the election of the Tyco board of directors and on other matters affecting Tyco. Upon the consummation of the merger, each Tyco shareholder will become a shareholder of the combined company with a percentage ownership of the combined company that is smaller than the shareholder’s prior percentage ownership of Tyco. It is currently expected that the former shareholders of Tyco as a group immediately after the merger will own approximately 44% of the outstanding combined company ordinary shares. Because of this, Tyco shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Tyco.

Following the merger, the composition of the combined company board of directors will be different than the composition of the current Tyco board of directors.
Upon consummation of the merger, the composition of the board of directors of the combined company will be different than the current Tyco board of directors. The Tyco board of directors currently consists of 11 directors. Upon the consummation of the merger, the board of directors of the combined company will consist of 11 members, six of whom will be directors serving on the Johnson Controls board of directors prior to the closing, including Johnson Controls’ current Chairman, President and Chief Executive Officer, and five other directors mutually agreed between Johnson Controls and Tyco, and five of whom will be directors serving on the Tyco board of directors prior to the closing, including Tyco’s current Chief Executive Officer and four other directors mutually agreed between Johnson Controls and Tyco. This new composition of the board of directors of the combined company may affect the future decisions of the combined company.
Failure to consummate the merger could negatively impact Tyco and its future operations.
If the merger is not consummated for any reason, Tyco may be subjected to a number of material risks. The price of Tyco ordinary shares may decline to the extent that its current market prices reflect a market assumption that the merger will be consummated. In addition, some costs related to the merger must be paid by Tyco whether or not the merger is consummated. Furthermore, Tyco may experience negative reactions from its shareholders, customers and employees in the event the merger is not consummated.
Risks Related to the Business of the Combined Company
Johnson Controls and Tyco may fail to realize all of the anticipated benefits of the merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in combining Johnson Controls’ and Tyco’s businesses.
The ability of Johnson Controls and Tyco to realize the anticipated benefits of the merger will depend, to a large extent, on the combined company’s ability to combine Johnson Controls’ and Tyco’s businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. It is expected that the combined company will benefit from operational and general and administrative cost synergies resulting from the consolidation of capabilities and branch optimization, as well as greater tax efficiencies from global management and global cash movement, and may also enjoy revenue synergies, including product and service cross-selling, a more diversified and expanded product offering and balance across geographic regions. In order to achieve these expected benefits, the combined company must successfully combine the businesses of Johnson Controls and Tyco in a manner that permits these cost savings and synergies to be realized and must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
In addition, the combination of two independent businesses is a complex, costly and time-consuming process. As a result, Johnson Controls and Tyco will be required to devote significant management attention and resources to combining their business practices and operations. This process may disrupt the businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company. The overall combination of Johnson Controls’ and Tyco’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;

•	difficulties in integrating operations and systems;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilating employees and in attracting and retaining key personnel;

•	challenges in keeping existing customers and obtaining new customers;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	contingent liabilities (including contingent tax liabilities) that are larger than expected; and

•
potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the merger, including possible adverse tax consequences to the combined company pursuant to changes in applicable tax laws or regulations.

Many of these factors are outside of the control of Johnson Controls and Tyco and/or will be outside the control of the combined company, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Johnson Controls and Tyco are combined successfully, the full benefits of the merger may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in combining the businesses of Johnson Controls and Tyco. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the merger, and negatively impact the price of the combined company ordinary shares. As a result, it cannot be assured that the combination of Johnson Controls and Tyco will result in the realization of the full benefits anticipated from the transaction within the anticipated time frames or at all.
Johnson Controls and Tyco will incur direct and indirect costs as a result of the merger.
Johnson Controls and Tyco will incur substantial expenses in connection with and as a result of consummating the merger, and over a period of time following the consummation of the merger, the combined company also expects to incur substantial expenses in connection with combining and coordinating the businesses, operations, policies and procedures of Johnson Controls and Tyco. A portion of the transaction costs related to the merger will be incurred regardless of whether the merger is consummated. While Johnson Controls and Tyco have assumed that a certain level of transaction expenses will be incurred, factors beyond Johnson Controls’ and Tyco’s control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Johnson Controls and Tyco. These costs could adversely affect the financial condition and results of operations of Johnson Controls and Tyco prior to the merger and of the combined company following the merger.
There can be no assurance that the separation of Johnson Controls’ Automotive Experience business will occur following the closing of the merger, or at all, and until it occurs, the terms of the separation may change.
Johnson Controls and Tyco intend to complete the separation of Johnson Controls’ Automotive Experience business following the closing of the merger through a spin-off of such business as a separate, publicly traded company, which will be named Adient. It is the intention of the parties for, and the merger agreement contains representations (including representations relating to the completeness at the closing of the merger of the Form 10 registration statement to be filed by Adient) and covenants relating to the steps to be taken by the parties to enable, the spin-off to be completed substantially in the same manner and on substantially the same timeline as previously announced by Johnson Controls. However, there can be no assurance that the separation will occur within that timeframe, or at all, and the separation may be effected at a different time or in a different manner. In addition, the spin-off of Adient may require additional financing. There can be no assurance that the Automotive Experience business will be able to obtain any such financing on the expected timeline of the spin-off or at all. The separation is expected to be approved by the combined company’s board following the consummation of the merger, and until the separation occurs, the combined company will have the discretion to determine and change the terms of the separation or determine not to proceed with the separation.
The combined company and its shareholders may not realize the potential benefits from the separation of Johnson Controls’ Automotive Experience business.
The combined company and its shareholders may not realize the potential benefits expected from the spin-off of Johnson Controls’ Automotive Experience business following the consummation of the merger. Johnson Controls and the combined company will also incur significant costs and some negative effects from the separation of the Automotive Experience business, including loss of access to some of the financial, managerial and professional resources from which Johnson Controls has benefited in the past and diminished diversification of revenue sources, which may increase volatility of results of operations, cash flows, working capital and financing requirements. Until the market has fully analyzed the value of the combined company after the separation of Johnson Controls’ Automotive Experience business, the combined company’s ordinary shares may experience more market price volatility than usual. It is also possible that the combined market prices of the combined company’s ordinary shares and the shares of Adient immediately after the separation will be less than the market prices of the combined company’s ordinary shares immediately before the separation.

The tax rate that will apply to the combined company is uncertain and may vary from expectations.
There can be no assurance that the merger will improve the combined company’s ability to maintain any particular worldwide effective corporate tax rate. Tyco cannot give any assurance as to what the combined company’s effective tax rate will be after the merger because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which the combined company and its affiliates will operate. The combined company’s actual effective tax rate may vary from Tyco’s expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have an adverse impact on the combined company and its affiliates.
Legislative or other governmental action in the U.S. could adversely affect the combined company’s business.
Legislative action may be taken by the U.S. Congress that, if ultimately enacted, could limit the availability of tax benefits or deductions that Tyco currently claims, override tax treaties upon which Tyco relies, or otherwise affect the taxes that the United States imposes on the combined company’s worldwide operations. Such changes could materially adversely affect the combined company’s effective tax rate and/or require the combined company to take further action, at potentially significant expense, to seek to preserve its effective tax rate. In addition, if proposals were enacted that had the effect of limiting the combined company’s ability as an Irish company to take advantage of tax treaties with the United States, the combined company could incur additional tax expense and/or otherwise incur business detriment.
In addition, various U.S. federal and state legislative and other proposals that would deny governmental contracts to U.S. companies (and subsidiaries of U.S. companies) that move (or have moved) their corporate locations abroad may affect the combined company if adopted. The likelihood that any such proposals might be adopted, the nature of regulations that might be promulgated, or the effect such adoptions and increased regulatory scrutiny might have on the combined company’s business cannot be predicted.
Legislative or other governmental action relating to the denial of U.S. federal or state governmental contracts to U.S. companies that redomicile abroad could adversely affect Johnson Controls’, Tyco’s or the combined company’s business.
Various U.S. federal and state legislative and other proposals that would deny governmental contracts to U.S. companies (and subsidiaries of U.S. companies) that move (or have moved) their corporate location abroad may affect Johnson Controls, Tyco or the combined company if adopted. It is difficult to predict the likelihood that any such proposals might be adopted, the nature of the regulations that might be promulgated, or the effect such adoptions and increased regulatory scrutiny might have on Johnson Controls’, Tyco’s or the combined company’s business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the quarter ended March 25, 2016, no ordinary shares were repurchased on the New York Stock Exchange. In addition, the Company acquired 23,499 shares for approximately $1 million from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.   Exhibits

Exhibit Number	Exhibit
2.1
Agreement and Plan of merger, dated as of January 24, 2016, by and among Johnson Controls, Inc., Tyco International plc and certain other parties named therein, including Jagara Merger Sub LLC (Incorporated by reference to Exhibit 2.1 to Tyco International plc's Current Report on Form 8-K filed on January 27, 2016).

10.1
Term Loan Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and JPMorgan Chase Bank N.A. as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to Tyco International plc's Current Report on Form 8-K filed on March 16, 2016).

10.2
Multi-Year Senior Unsecured Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.2 to Tyco International plc's Current Report on Form 8-K filed on March 16, 2016).

10.3
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Tyco International plc and George Oliver (Incorporated by reference to Exhibit 10.3 to Tyco International plc's Current Report on Form 8-K filed on January 27, 2016).

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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International plc for the quarter and six months ended March 25, 2016 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL PLC
By:	/s/ ROBERT E. OLSON
Robert E. Olson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2016