Form 10-Q
period 2016-06-24
TYCO INTERNATIONAL plc
filed 2016-07-29
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 24, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of ordinary shares outstanding as of July 22, 2016 was 426,224,367.

TYCO INTERNATIONAL PLC

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
  TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue from product sales	$1,487	$1,511	$4,293	$4,457
Service revenue	962	978	2,863	2,940
Net revenue	2,449	2,489	7,156	7,397
Cost of product sales	1,026	1,025	2,956	3,046
Cost of services	508	548	1,550	1,645
Selling, general and administrative expenses	667	625	1,842	1,925
Merger costs (see Note 2)	7	—	33	—
Restructuring and asset impairment charges, net (see Note 4)	5	38	21	108
Operating income	236	253	754	673
Interest income	3	4	11	11
Interest expense	(22)	(26)	(68)	(75)
Other income (expense), net	54	6	(111)	9
Income from continuing operations before income taxes	271	237	586	618
Income tax expense	(31)	(49)	(130)	(86)
Income from continuing operations	240	188	456	532
(Loss) income from discontinued operations, net of income taxes	(2)	(32)	3	(50)
Net income	238	156	459	482
Less: noncontrolling interest in subsidiaries net loss	(1)	—	(2)	(3)
Net income attributable to Tyco ordinary shareholders	$239	$156	$461	$485
Amounts attributable to Tyco ordinary shareholders:
Income from continuing operations	$241	$188	$458	$535
(Loss) income from discontinued operations	(2)	(32)	3	(50)
Net income attributable to Tyco ordinary shareholders	$239	$156	$461	$485
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.57	$0.45	$1.08	$1.27
Loss from discontinued operations	(0.01)	(0.08)	—	(0.12)
Net income attributable to Tyco ordinary shareholders	$0.56	$0.37	$1.08	$1.15
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$0.56	$0.44	$1.07	$1.25
(Loss) income from discontinued operations	—	(0.07)	0.01	(0.11)
Net income attributable to Tyco ordinary shareholders	$0.56	$0.37	$1.08	$1.14
Weighted average number of shares outstanding:
Basic	426	421	425	421
Diluted	429	427	428	427

See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net income	$238	$156	$459	$482
Other comprehensive income (loss), net of tax
Foreign currency translation	6	28	7	(346)
Defined benefit and post retirement plans	5	4	13	13
Unrealized gain (loss) on marketable securities and derivative instruments, net of tax	3	(4)	6	(4)
Total other comprehensive income (loss), net of tax	14	28	26	(337)
Comprehensive income	252	184	485	145
Less: comprehensive loss attributable to noncontrolling interests	(1)	—	(2)	(3)
Comprehensive income attributable to Tyco ordinary shareholders	$253	$184	$487	$148
   See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except per share data)

	June 24, 2016	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$345	$1,401
Accounts receivable, less allowance for doubtful accounts of $78 and $68, respectively	1,805	1,722
Inventories	656	620
Prepaid expenses and other current assets	883	750
Deferred income taxes	62	62
Assets held for sale	71	208
Total Current Assets	3,822	4,763
Property, plant and equipment, net	1,180	1,166
Goodwill	4,418	4,203
Intangible assets, net	966	822
Other assets	1,228	1,367
Total Assets	$11,614	$12,321
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$341	$987
Accounts payable	799	764
Accrued and other current liabilities	1,564	1,644
Deferred revenue	378	379
Liabilities held for sale	34	80
Total Current Liabilities	3,116	3,854
Long-term debt	2,165	2,159
Deferred revenue	284	302
Other liabilities	1,663	1,930
Total Liabilities	7,228	8,245
Commitments and Contingencies (see Note 11)
Tyco Shareholders' Equity:
Ordinary shares, $0.01 par value, 1,000,000,000 shares authorized, and 426,593,392 and 422,400,870 shares issued as of June 24, 2016 and September 25, 2015, respectively	4	4
Ordinary A shares, €1.00 par value, 40,000 shares authorized, none outstanding as of June 24, 2016 and September 25, 2015	—	—
Preference shares, $0.01 par value, 100,000,000 shares authorized, none outstanding as of June 24, 2016 and September 25, 2015	—	—
Ordinary shares held in treasury, 412,594 and 79,770 shares as of June 24, 2016 and September 25, 2015, respectively	(15)	(3)
Additional paid in capital	813	716
Accumulated earnings	5,364	5,165
Accumulated other comprehensive loss	(1,815)	(1,841)
Total Tyco Shareholders' Equity	4,351	4,041
Nonredeemable noncontrolling interest	35	35
Total Equity	4,386	4,076
Total Liabilities and Equity	$11,614	$12,321
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Nine Months Ended
	June 24, 2016	June 26, 2015
Cash Flows From Operating Activities:
Net income attributable to Tyco ordinary shareholders	$461	$485
Noncontrolling interest in subsidiaries net loss	(2)	(3)
(Income) loss from discontinued operations, net of income taxes	(3)	50
Income from continuing operations	456	532
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	250	257
Non-cash compensation expense	39	44
Deferred income taxes	89	(1)
Provision for losses on accounts receivable and inventory	50	37
Loss on extinguishment of debt	168	—
Legacy legal matters	(18)	—
Loss on divestitures, net	107	19
Gain on investments, net	(114)	(15)
(Gain) loss on tax sharing agreements	(54)	2
Other non-cash items	10	8
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(65)	(104)
Contracts in progress	(69)	8
Inventories	(55)	(72)
Prepaid expenses and other assets	(29)	(55)
Accounts payable	14	(78)
Accrued and other liabilities	(149)	(34)
Tax sharing agreement, net (Note 6)	(138)	—
Income taxes, net	(11)	4
Other	23	(41)
Net cash provided by operating activities	504	511
Net cash used in discontinued operating activities	(12)	(1)
Cash Flows From Investing Activities:
Capital expenditures	(209)	(183)
Acquisition of businesses, net of cash acquired	(320)	(525)
Acquisition of dealer generated customer accounts and bulk account purchases	(17)	(13)
Divestiture of businesses, net of cash divested	14	(1)
Sales and maturities of investments including restricted investments	26	283
Purchases of investments including restricted investments	(8)	(290)
Decrease (increase) in restricted cash	3	(27)
Other	—	4
Net cash used in investing activities	(511)	(752)
Net cash provided by (used in) discontinued investing activities	4	(37)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	4,179	258
Repayment of short-term debt	(3,838)	(259)
Repayment of current portion of long-term debt	(1,134)	—
Proceeds from issuance of long-term debt	—	570
Proceeds from exercise of share options	57	70
Dividends paid	(261)	(237)
Repurchase of ordinary shares	—	(417)
Transfer to discontinued operations	(8)	(38)
Payment of contingent consideration	(1)	(23)
Debt financing costs	(23)	(5)
Other	(12)	(21)
Net cash used in financing activities	(1,041)	(102)
Net cash provided by discontinued financing activities	8	38
Effect of currency translation on cash	(8)	(18)
Net decrease in cash and cash equivalents	(1,056)	(361)
Cash and cash equivalents at beginning of period	1,401	892
Cash and cash equivalents at end of period	$345	$531
See Notes to Unaudited Consolidated Financial Statements.

TYCO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended June 24, 2016 and June 26, 2015
(in millions)

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 26, 2014	427	$208	$(2,515)	$3,306	$4,873	$(1,225)	$4,647	$23	$4,670
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					485		485	(3)	482
Other comprehensive loss, net of tax						(337)	(337)		(337)
Cancellation of treasury shares		(34)	2,878	(2,844)			—		—
Dividends declared				2	(172)		(170)		(170)
Conversion of Tyco International Ltd. common shares to Tyco International plc ordinary shares		(170)		170			—		—
Shares issued for vesting of share based equity awards	4		67	3			70		70
Repurchase of ordinary shares	(10)		(417)				(417)		(417)
Compensation expense				44			44		44
Noncontrolling interest related to acquisitions and divestitures							—	16	16
Other			(13)	(5)			(18)	(1)	(19)
Balance as of June 26, 2015	421	$4	$—	$676	$5,186	$(1,562)	$4,304	$35	$4,339

	Number of Ordinary Shares	Ordinary Shares at Par Value	Treasury Shares	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Tyco Shareholders' Equity	Nonredeemable Noncontrolling Interest	Total Equity
Balance as of September 25, 2015	422	$4	$(3)	$716	$5,165	$(1,841)	$4,041	$35	$4,076
Comprehensive income:
Net income attributable to Tyco ordinary shareholders					461		461	(2)	459
Other comprehensive income, net of tax						26	26		26
Dividends declared					(262)		(262)		(262)
Shares issued for vesting of share based equity awards	4			57			57		57
Compensation expense				39			39		39
Other			(12)	1			(11)	2	(9)
Balance as of June 24, 2016	426	$4	$(15)	$813	$5,364	$(1,815)	$4,351	$35	$4,386
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
References to 2016 and 2015 are to Tyco's fiscal quarters ending June 24, 2016 and June 26, 2015, respectively, unless otherwise indicated. The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal 2016 is a 53-week year as compared with fiscal 2015, which was 52 weeks, with the additional week occurring in the fourth quarter of fiscal 2016. The Company's results for the quarters and nine months ended June 24, 2016 and June 26, 2015 both consisted of 13 weeks and 39 weeks, respectively.
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
Proposed Merger with Johnson Controls, Inc.— On January 24, 2016, Tyco entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Johnson Controls, Inc., a Wisconsin corporation (“Johnson Controls”), and certain other parties named therein (which was subsequently amended by Amendment No. 1 on July 1, 2016), including Jagara Merger Sub LLC, a Wisconsin limited liability company and indirect wholly owned subsidiary of Tyco (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into Johnson Controls (the “Merger”), with Johnson Controls surviving the Merger as an indirect wholly owned subsidiary of Tyco. At the effective time of the Merger, Tyco will change its name to “Johnson Controls International plc” and will trade under the ticker symbol “JCI.” Following such time, Tyco is referred to below as the “Combined Company.”
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
The completion of the Merger is subject to certain closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by holders of two-thirds of the Johnson Controls Shares entitled to vote on such matter, (ii) the approval by the Tyco shareholders, at a special meeting of the Tyco shareholders (the “Tyco Special Meeting”) of (A) the issuance of Tyco shares in connection with the Merger, (B) the Tyco share consolidation and (C) the increase in Tyco’s authorized share capital, in each case, by a majority of the votes cast on these matters at the Tyco Special Meeting, and of certain amendments to Tyco’s articles of association, including a change of its name to “Johnson Controls International plc,” by at least 75% of the votes cast on these matters at the Tyco Special Meeting (clause (ii), collectively, the “Tyco Shareholder

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approvals”), (iii) the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the consent of, or filing with, certain specified antitrust authorities, and certain other customary regulatory approvals, and (iv) Tyco’s obtaining the financing required to close the Merger on the terms set forth in the Merger Agreement.
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
Tyco has entered into a senior unsecured term loan facility in the amount of $4 billion to finance the cash consideration for, and fees, expenses and costs incurred in connection with, the merger. In addition, the Company has entered into a revolving credit agreement in the amount of $1 billion, which is intended to replace Tyco's existing $1.5 billion revolving credit agreement. Tyco's ability to draw down on both the term loan facility and the new revolving credit agreement is contingent on the consummation of the merger with Johnson Controls. See Note 9.
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
During the third quarter of fiscal 2016, the Company reclassified the assets and liabilities of a business it plans to sell within the ROW Integrated Solutions & Services segment as held for sale for all periods presented within the Consolidated Balance Sheets. As of June 24, 2016, assets of $71 million and liabilities of $34 million were reclassified as held for sale related to this business. The results of operations of this business are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. During the second quarter of fiscal 2016, the Company completed the sale of its Australian fire protection business, included in the ROW Integrated Solutions & Services segment. The assets and liabilities related to this business were classified as held for sale as of September 25, 2015. Its results of operations are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. See Note 3.
Recently Adopted Accounting Pronouncements— In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has or will have a major effect on the Company's operations and financial results should be reported as discontinued operations, with expanded disclosures. The guidance became effective for Tyco in the first quarter of fiscal 2016. The Company considers both qualitative and quantitative factors when assessing whether a disposed business represents a strategic shift that will have a major effect on the Company's operations and financial results. The Company considers the level (e.g. individual business or product line, reporting unit or reportable segment) and geographic impact (e.g. country, region, worldwide) of the disposal group. In addition, the Company considers the significance of the disposed business on certain financial measures when assessing whether or not such disposal has a major effect on the Company's operations and financial results. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows. During fiscal 2016, the divestiture of the Company's Australian fire protection business and the planned sale of another business within its ROW Integrated Solutions & Services segment did not meet the criteria set forth in the new guidance and therefore were not classified as discontinued operations. See Note 3.
Recently Issued Accounting Pronouncements— In May 2014, the FASB issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires quantitative and qualitative disclosures that are more comprehensive than existing standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. The new standard permits either the full retrospective method or the modified retrospective method of adoption. In August 2015, the FASB issued authoritative guidance to defer the effective date of this guidance, which for Tyco will be the first quarter of fiscal 2019, with early adoption permitted beginning the first quarter of fiscal 2018. In March 2016, the FASB issued additional authoritative guidance clarifying its implementation guidance on principal versus agent considerations when determining whether to report revenue gross versus net. In April 2016, the FASB issued additional authoritative guidance clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued additional authoritative guidance specifically in the areas of assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications. The Company is in the process of assessing the impact the guidance is expected to have upon adoption, including determining the adoption method.
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

In June 2016, the FASB issued authoritative guidance amending the impairment model for most financial assets by requiring a new forward-looking “expected loss” methodology that will replace today’s “incurred loss” methodology and generally result in the more timely recognition of allowances for credit losses. Furthermore, additional disclosures will be required. The guidance is effective for Tyco in the first quarter of fiscal 2021, with early adoption permitted in the first quarter of fiscal 2020. The Company is in the process of assessing the timing and impact, if any, the guidance may have upon adoption.
2.    Merger Costs
On January 24, 2016, Tyco entered into a Merger Agreement with Johnson Controls. See Note 1. The Company expects to incur transaction related costs ("Merger Costs") in connection with activities taken in anticipation of the Merger, primarily related to financing, investment banking, advisory, legal, valuation, and other professional fees, and retention related costs for certain Tyco employees. The Company incurred pre-tax merger costs within continuing operations of $19 million and $45 million during the quarter and nine months ended June 24, 2016, respectively, primarily related to financing, advisory and professional fees. The Company received no tax benefits during the quarter and nine months ended June 24, 2016 related to these charges. The Company did not incur merger costs during the nine months ended June 26, 2015.
Merger costs were classified in continuing operations within the Company's Consolidated Statement of Operations as follows ($ in millions):

	For the Quarter Ended	For the Nine Months Ended
	June 24, 2016	June 24, 2016
Selling, general and administrative	$12	$12
Merger costs	7	33
Total	$19	$45
3.    Divestitures
The Company has continued to assess the strategic fit of its various businesses and has pursued the divestiture of certain businesses which do not align with its long-term strategy.
Fiscal 2016
During the third quarter of fiscal 2016, the Company concluded that a business in the ROW Integrated Solutions & Services segment which it intends to sell met the criteria to be classified as held for sale. The assets and liabilities of this business have been presented separately as held for sale within the Consolidated Balance Sheets for all periods presented. A pre-tax loss of approximately $59 million for the write-down to fair value, less cost to sell, was recorded in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations for the quarter and nine months ended June 24, 2016. This business has not been presented in discontinued operations within the Consolidated Statements of Operations, as the criteria to be presented as a discontinued operation were not satisfied.
During the second quarter of fiscal 2016, the Company completed the sale of its Australian fire protection business, included within its ROW Integrated Solutions & Services segment. The assets and liabilities of this business have been presented separately as held for sale within the Consolidated Balance Sheets as of September 25, 2015. The Company recorded

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a pre-tax loss of $74 million related to the sale for the nine months ended June 24, 2016. This loss included a $57 million write-down to fair value, less costs to sell, which was recorded during the first quarter of fiscal 2016. Also included in the loss for the nine month period was the write-off of a cumulative translation loss of $30 million. This business has not been presented in discontinued operations within the Consolidated Statements of Operations, as the criteria to be presented as a discontinued operation were not satisfied.
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
In addition, during the second quarter of fiscal 2016, the Company completed the sale of another business within the ROW Integrated Solutions & Services segment and realized a loss that was not material. This business is accounted for as held for sale within the Consolidated Balance Sheets as of September 25, 2015, and its results of operations have been presented as discontinued operations within the Consolidated Statements of Operations for the nine months ended June 24, 2016 and the quarter and nine months ended June 26, 2015.
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
Fiscal 2015
During the third quarter of fiscal 2015, the Company completed the sale of several businesses in the ROW Integrated Solutions & Services segment, and recorded a loss on sale of $29 million and $28 million in (Loss) income from discontinued operations, net of taxes within the Consolidated Statements of Operations for the quarter and nine months ended June 26, 2015, respectively. The results of operations of these businesses have been presented within discontinued operations on the Consolidated Statements of Operations during the quarter and nine months ended June 26, 2015.
In addition, during the third quarter of fiscal 2015, the Company completed the sale of another business in the ROW Integrated Solutions & Services segment. The Company recorded $22 million in Selling, general and administrative expenses within the Consolidated Statements of Operations for an anticipated loss on disposal during the quarter ended March 27, 2015. This business did not meet the criteria to be classified as a discontinued operation, and thus its results of operations were included in continuing operations in the Consolidated Financial Statements.
Divestiture Charges, net
During the third quarter of fiscal 2016, the Company recorded a net loss of $38 million in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations, primarily related to the loss on anticipated sale of a business in the ROW Integrated Solutions & Services segment, as described above, partially offset by a $14 million gain related to the reversal of an indemnification reserve for a previously divested business. The Company recorded a net gain of $4 million during the third quarter of fiscal 2015, related to a business in the ROW Integrated Solutions & Services segment in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations.
During the nine months ended June 24, 2016, the Company recorded a net loss of $107 million in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations, primarily due to the third quarter of fiscal 2016 items as described above, in addition to the loss on sale of its Australian fire protection business. During the nine months ended June 26, 2015, the Company recorded a net loss of $19 million in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations, related to several businesses in the ROW Integrated Solutions & Services segment.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations
The components of (loss) income from discontinued operations, net of income taxes are as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net revenue	$—	$5	$1	$15
Pre-tax loss from discontinued operations	—	(3)	(2)	(12)
Pre-tax (loss) gain on sale of discontinued operations	(1)	(29)	16	(28)
Income tax expense (1)	(1)	—	(11)	(10)
(Loss) income from discontinued operations, net of income taxes	$(2)	$(32)	$3	$(50)
(1) Income tax expense for the nine months ended June 24, 2016 includes $14 million related to the Company’s settlement of income tax matters pertaining to its divested ADT Korea business. These matters are unrelated to the liability established of $212 million during fiscal 2014 which relates to the indemnification for certain tax related matters in connection with the sale. The Company continues to maintain such liability until the matter is resolved.
Balance sheet information for the assets and liabilities of businesses classified as held for sale as of June 24, 2016 and September 25, 2015 was as follows ($ in millions):

	As of	As of
	June 24, 2016	September 25, 2015
Accounts receivable, net	$9	$54
Inventories	6	8
Prepaid expenses and other current assets	6	26
Deferred income taxes	—	1
Property, plant and equipment, net	13	24
Goodwill	—	34
Intangible assets, net	33	57
Other assets	4	4
Total assets	$71	$208
Accounts payable	12	22
Accrued and other current liabilities	19	43
Deferred revenue	3	5
Other liabilities	—	10
Total liabilities	$34	$80
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
The Company recorded restructuring and asset impairment charges (income) by action as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
2016 actions	$6	$—	$21	$—
2015 actions	(1)	39	—	97
2014 and prior actions	—	(1)	1	11
Total restructuring and asset impairment charges, net	$5	$38	$22	$108
Charges reflected in SG&A	$—	$—	$1	$—
Charges reflected in restructuring and asset impairments, net	5	38	21	108
2016 Actions
Restructuring and asset impairment charges, net, during the quarter and nine months ended June 24, 2016 related to the 2016 actions are as follows ($ in millions):

For the Quarter Ended June 24, 2016
Employee Severance and Benefits
NA Integrated Solutions & Services	$4
ROW Integrated Solutions & Services	1
Global Products	1
Total	$6

	For the Nine Months Ended June 24, 2016
	Employee Severance and Benefits	Facility Exit and Other Charges	Charges Reflected in SG&A	Total
NA Integrated Solutions & Services	$6	$—	$—	$6
ROW Integrated Solutions & Services	4	—	—	4
Global Products	5	1	1	7
Corporate and Other	4	—	—	4
Total	$19	$1	$1	$21
The rollforward of the reserves from September 25, 2015 to June 24, 2016 is as follows ($ in millions):

Balance as of September 25, 2015	$—
Charges	22
Reversals	(2)
Utilization	(13)
Balance as of June 24, 2016	$7

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015 Actions
Restructuring and asset impairment charges, net, during the quarters ended June 24, 2016 and June 26, 2015 and nine months ended June 26, 2015 related to the 2015 actions are as follows ($ in millions):

For the Quarter Ended June 24, 2016
Employee Severance and Benefits
NA Integrated Solutions & Services	$(1)
Total	$(1)

	For the Quarter Ended June 26, 2015
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Integrated Solutions & Services	$1	$—	$1
ROW Integrated Solutions & Services	34	1	35
Global Products	1	—	1
Corporate and Other	2	—	2
Total	$38	$1	$39

	For the Nine Months Ended June 26, 2015
	Employee Severance and Benefits	Facility Exit and Other Charges	Total
NA Integrated Solutions & Services	$27	$—	$27
ROW Integrated Solutions & Services	48	6	54
Global Products	4	—	4
Corporate and Other	12	—	12
Total	$91	$6	$97

Restructuring and asset impairment charges (income), net, incurred cumulative to date from initiation of the 2015 actions are as follows ($ in millions):

	Employee Severance and Benefits	Facility Exit and Other Charges	Charges (Income) Reflected in SG&A	Total
NA Integrated Solutions & Services	$41	$3	$1	$45
ROW Integrated Solutions & Services	81	9	1	91
Global Products	21	1	(1)	21
Corporate and Other	20	1	—	21
Total	$163	$14	$1	$178

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The rollforward of the reserves from September 25, 2015 to June 24, 2016 is as follows ($ in millions):

Balance as of September 25, 2015	$117
Charges	8
Reversals	(8)
Utilization	(42)
Balance as of June 24, 2016	$75
Restructuring reserves for businesses that are included in Liabilities held for sale within the Consolidated Balance Sheets are excluded from the table above. See Note 3.
2014 and prior actions
The Company continues to maintain restructuring reserves related to actions initiated prior to fiscal 2015. The total amount of these reserves was $27 million and $38 million as of June 24, 2016 and September 25, 2015, respectively. The Company incurred nil of net restructuring charges and $1 million of net restructuring reversals for the quarters ended June 24, 2016 and June 26, 2015, respectively, related to 2014 and prior actions. The Company utilized $2 million and $9 million of restructuring reserves during the quarters ended June 24, 2016 and June 26, 2015, respectively. The Company incurred $1 million and $11 million of net restructuring charges and utilized $12 million and $38 million for the nine months ended June 24, 2016 and June 26, 2015, respectively, related to 2014 and prior actions. The aggregate remaining reserves relate to employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations primarily within the Company's NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments.
Total Restructuring Reserves
As of June 24, 2016 and September 25, 2015, restructuring reserves related to all actions were included within the Company's Consolidated Balance Sheets as follows ($ in millions):

	As of
	June 24, 2016	September 25, 2015
Accrued and other current liabilities	$96	$140
Other liabilities	13	15
Total	$109	$155
Restructuring reserves for businesses that are included in Liabilities held for sale within the Consolidated Balance Sheets are excluded from the table above. See Note 3.
Repositioning
The Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During the quarters ended June 24, 2016 and June 26, 2015, the Company recorded net repositioning charges of $8 million and $27 million, respectively, and $19 million and $61 million for the nine months ended June 24, 2016 and June 26, 2015, respectively, primarily related to professional fees which have been reflected in Selling, general and administrative expenses within the Consolidated Statements of Operations.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Acquisitions
During the quarter ended June 24, 2016, cash consideration for acquisitions included in continuing operations was $6 million related to an acquisition that is being integrated within the Company's Global Products segment.
During the nine months ended June 24, 2016, cash consideration for acquisitions included in continuing operations was $320 million. This included cash consideration of $176 million, which was comprised of $182 million of cash paid, net of cash acquired of $6 million and related to the acquisition of ShopperTrak, a leading global provider of retail consumer behavior insights and location-based analytics. ShopperTrak is being integrated into the NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments. In addition, cash consideration for the nine month period also included $128 million, which was comprised of $166 million of cash paid, including $5 million to settle pre-existing matters and $6 million for prepaid agency commissions, net of cash acquired of $27 million, related to an additional investment in the Company's Tyco UAE joint venture with its local partner Suwaidi Engineering Group ("Suwaidi") in the United Arab Emirates ("UAE"). Tyco UAE is a leading provider of fire, security and integrated solutions and services in the UAE and also has operations in Qatar and Oman. Effective with the date of this transaction, the Company consolidated 100% of Tyco UAE, which is recorded in the Company's ROW Integrated Solutions & Services segment. The total enterprise fair value of the UAE joint venture was allocated as follows: $99 million of assets, $136 million of goodwill, $99 million of intangible assets and the assumption of $32 million of liabilities. The Company's proportionate share of the joint venture's net income was historically recorded in Selling, general and administrative expenses within the Consolidated Statements of Operations for periods prior to the acquisition date. As a result of this transaction, the Company recorded a net gain of $111 million which primarily relates to the Company's previously held 49% equity interest in the joint venture, which was previously accounted for under the equity method of accounting, inclusive of a charge for the settlement of pre-existing matters with the Company's former joint venture partner. The Company recorded the net gain in Selling, general and administrative expenses within the Consolidated Statements of Operations during the quarter ended December 25, 2015. The balance of the cash paid during the nine months ended June 24, 2016 of $16 million related to acquisitions within the Company's ROW Integrated Solutions & Services and Global Products segments which were not material.
The Company finalized the determination of fair value of certain assets and liabilities related to the ShopperTrak acquisition during the third quarter of fiscal 2016 with no material effect on the purchase price allocation. In addition, during the nine months ended June 24, 2016, the Company finalized the determination of fair value for certain assets and liabilities relating to the acquisitions closed during the first quarter of fiscal 2016 and fourth quarter of fiscal 2015, with no material adjustment to the preliminary purchase price allocations.
During the quarter ended June 26, 2015, the Company did not complete any acquisitions. During the nine months ended June 26, 2015, total consideration paid, net of $26 million of cash acquired and $8 million of holdback liability, for 11 acquisitions included in continuing operations was $525 million. The largest of these was the acquisition of Industrial Safety Technologies International ("IST"), a global leader in gas and flame detection with operations in Europe, the Middle East, China, and the U.S., for total consideration paid, net of $5 million of cash acquired, of $327 million. The purchase price for IST has been allocated as follows: $68 million of assets, $136 million of goodwill, $143 million of intangible assets and the assumption of $15 million of liabilities. IST has been integrated into the Global Products segment. The remaining 10 acquisitions during the nine months ended June 26, 2015 have been integrated into the ROW Integrated Solutions & Services and Global Products segments.
Acquisition and Integration Related Costs
Acquisition and integration related costs are expensed as incurred. During the quarters ended June 24, 2016 and June 26, 2015, the Company incurred acquisition and integration related costs of $5 million and $2 million, respectively. During the nine months ended June 24, 2016 and June 26, 2015, the Company incurred acquisition and integration related costs of $9 million and $4 million, respectively. Such costs are recorded in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Income Taxes
Tyco did not have a significant change to its unrecognized tax benefits during the quarter ended June 24, 2016.
Many of Tyco's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions included in continuing operations are as follows:

Jurisdiction	Years Open To Audit
Australia	2008-2015
Canada	2007-2015
Germany	2006-2015
Ireland	2011-2015
Switzerland	2006-2015
United Kingdom	2013-2015
United States	2008-2015
Based on the current status of its income tax audits, the Company believes the unrecognized tax benefits that may be resolved in the next twelve months are not expected to be material.
At each balance sheet date, the Company evaluates whether it is more likely than not that Tyco's deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 24, 2016, Tyco recorded deferred tax assets of approximately $182 million, which is comprised of $2.3 billion gross deferred tax assets net of $2.1 billion valuation allowances.
Tax Sharing Agreement and Other Income Tax Matters
In connection with the 2012 and 2007 Separations, Tyco entered into the 2012 and 2007 Tax Sharing Agreements, respectively, that govern the respective rights, responsibilities, and obligations of (i) Tyco, Pentair plc and ADT Corporation after the 2012 Separation and (ii) Tyco, Covidien plc (subsequently acquired by Medtronic plc) and TE Connectivity Ltd. after the 2007 Separation, with respect to taxes. Specifically, this includes taxes in the ordinary course of business and taxes, if any, incurred as a result of any failure of the respective distributions to qualify tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code ("the Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.
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
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and Tyco's liabilities under the 2007 Tax Sharing Agreement are further subject to the sharing provisions in the 2012 Tax Sharing Agreement. Tyco has previously disclosed that on June 20, 2013, it had received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owed additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million had been asserted. These amounts excluded interest and did not reflect the roll-forward impact on subsequent audit periods.
As previously reported, the Company, as Audit Managing Party under each Tax Sharing Agreement dated September 25, 2007 (among the Company, TE Connectivity Ltd. and Covidien plc (which on January 26, 2015 was acquired by and now operates as a subsidiary of Medtronic plc) and dated September 28, 2012 (among the Company, The ADT Corporation and Pentair Ltd. (along with TE Connectivity and Covidien, the "Parties")), entered into Stipulations of Settled Issues with the IRS intended to resolve all Federal tax disputes related to the intercompany debt issues for the Company’s 1997 - 2000 audit cycle before the U.S. Tax Court. The Stipulations of Settled Issues were contingent upon the IRS Appeals Division applying the same settlement terms to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007). On May 17, 2016 the IRS Office of Appeals issued fully-executed Forms 870-AD that effectively settled the matters on appeal on the same terms as those set forth in the Stipulations of Settled Issues, and on May 31, 2016, the U.S. Tax Court entered decisions consistent with the Stipulations of Settled Issues. As a result, all aspects of this controversy that were before the U.S. Tax Court and Appeals Division of the IRS have been finally resolved for audit cycles 1997 - 2007. The Company paid $120 million to TE Connectivity Ltd. and $2 million to Covidien during the second quarter of fiscal 2016 representing its share of the total amount payable to the IRS in connection with this matter.
Additionally, during the third quarter of fiscal 2016, the Company also paid $12 million to Covidien and $4 million to TE Connectivity with respect to other matters sharable pursuant to the 2007 Tax Sharing Agreement.
As a result of the final settlement, the Company assessed its remaining obligations under its tax sharing agreements. Based on the assessment performed, the Company reversed a portion of its shared tax obligation liabilities related to the 2007 and 2012 Tax Sharing Agreements, and recognized a gain of $54 million in Other income (expense), net within the Consolidated Statements of Operations for both the quarter and nine months ended June 24, 2016. The Company believes the remaining liabilities that it has recorded are sufficient to cover its future obligations under the Tax Sharing Agreements.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The receivables and liabilities related to the 2012 and 2007 Tax Sharing Agreements as of June 24, 2016 and September 25, 2015, are as follows ($ in millions):

	2012 Tax Sharing Agreement		2007 Tax Sharing Agreement
	As of		As of
	June 24, 2016	September 25, 2015	June 24, 2016	September 25, 2015
Tax sharing agreement related receivables:
Other assets	$—	$—	$—	$19
	—	—	—	19
Tax sharing agreement related liabilities:
Accrued and other current liabilities	—	—	(30)	(15)
Other liabilities	(16)	(46)	—	(194)
	(16)	(46)	(30)	(209)
Net liability	$(16)	$(46)	$(30)	$(190)
In addition to the amounts above, pursuant to the terms of the 2012 Separation and Distribution Agreement, Tyco, ADT and Pentair are each responsible for issuing their own shares upon employee exercise of a stock option award or vesting of a restricted unit award. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. During the quarter ended June 24, 2016, Tyco made a $1 million net payment to ADT in connection with deductions claimed for ADT shares issued to Company employees. During the nine months ended June 24, 2016, Tyco made a $15 million net payment to Pentair and a $2 million net payment to ADT in connection with deductions claimed for Pentair and ADT shares issued to Company employees. Payments made to Pentair and ADT for the quarter and nine months ended June 26, 2015 were not material.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Earnings Per Share
The reconciliations between basic and diluted earnings per share attributable to Tyco ordinary shareholders are as follows (in millions, except per share data):

	For the Quarter Ended June 24, 2016			For the Quarter Ended June 26, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$241	426	$0.57	$188	421	$0.45
Share options and restricted share awards		3		—	6
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$241	429	$0.56	$188	427	$0.44

	For the Nine Months Ended June 24, 2016			For the Nine Months Ended June 26, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations	$458	425	$1.08	$535	421	$1.27
Share options and restricted share awards		3		—	6
Diluted earnings per share attributable to Tyco ordinary shareholders:
Income from continuing operations attributable to Tyco ordinary shareholders, giving effect to dilutive adjustments	$458	428	$1.07	$535	427	$1.25
The computation of diluted earnings per share for the quarter and nine months ended June 24, 2016 excludes the effect of the potential exercise of share options to purchase approximately 6 million shares for both periods and excludes restricted stock units of approximately 2 million shares for both periods because the effect would be anti-dilutive.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows ($ in millions):

	NA Integrated Solutions & Services	ROW Integrated Solutions & Services	Global Products	Total

Gross goodwill	$2,102	$1,938	$1,809	$5,849
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 26, 2014	1,976	870	1,242	4,088
2015 activity:
Acquisitions / purchase accounting adjustments	23	50	274	347
Currency translation	(29)	(167)	(36)	(232)

Gross goodwill	$2,096	$1,821	$2,047	$5,964
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of September 25, 2015	1,970	753	1,480	4,203
2016 activity:
Acquisitions / purchase accounting adjustments	73	161	5	239
Currency translation	5	(23)	(6)	(24)

Gross goodwill	$2,174	$1,959	$2,046	$6,179
Accumulated impairment	(126)	(1,068)	(567)	(1,761)
Carrying amount of goodwill as of June 24, 2016	$2,048	$891	$1,479	$4,418
Intangible Assets

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets as of June 24, 2016 and September 25, 2015 ($ in millions):

	As of
	June 24, 2016		September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$1,266	$960	$1,167	$918
Intellectual property	879	528	760	496
Other	8	5	7	4
Total	$2,153	$1,493	$1,934	$1,418
Non-Amortizable:
Intellectual property	$211		$210
Franchise rights	76		76
In-process research and development	19		20
Total	$306		$306

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible asset amortization expense for the quarters ended June 24, 2016 and June 26, 2015 was $25 million and $24 million, respectively. Intangible asset amortization expense for the nine months ended June 24, 2016 and June 26, 2015 was $73 million and $65 million, respectively.
The estimated aggregate amortization expense on intangible assets is expected to be approximately $26 million for the remainder of 2016, $94 million for 2017, $88 million for 2018, $83 million for 2019, and $369 million for 2020 and thereafter.
9.    Debt
The carrying value of the Company's debt as of June 24, 2016 and September 25, 2015 is as follows ($ in millions):

	As of
	June 24, 2016	September 25, 2015
Commercial paper(1)	$341	$—
3.375% public notes due 2015(2)	—	258
3.75% public notes due 2018	67	67
7.0% public notes due 2019(2)	—	245
6.875% public notes due 2021(2)	—	465
4.625% public notes due 2023	42	42
1.375% Euro-denominated public notes due 2025	564	558
3.9% public notes due 2026	745	745
5.125% public notes due 2045	746	746
Other (2)	1	20
Total debt	2,506	3,146
Less current portion	341	987
Long-term debt	$2,165	$2,159
_______________________________________________________________________________
(1) The current portion of debt as of June 24, 2016 is comprised of $341 million of commercial paper.
(2) The current portion of debt as of September 25, 2015 is comprised of $258 million notes due 2015, $245 million notes due 2019, $465 million notes due 2021 and $19 million of Other debt.
Fair Value
The carrying amount of Tyco's debt subject to the fair value disclosure requirements as of June 24, 2016 and September 25, 2015 was $2,505 million and $3,126 million, respectively. The Company has determined the fair value of such debt to be $2,660 million and $3,291 million as of June 24, 2016 and September 25, 2015, respectively. The Company utilizes various valuation methodologies to determine the fair value of its debt, which is primarily dependent on the type of market in which the Company's debt is traded. When available, the Company uses quoted market prices to determine the fair value of its debt that is traded in active markets. As of June 24, 2016 and September 25, 2015, the fair value of the Company's debt which was actively traded was $2,319 million and $3,291 million, respectively. As of June 24, 2016 and September 25, 2015, the Company's debt that was subject to the fair value disclosure requirements and was actively traded is classified as Level 1 in the fair value hierarchy. Additionally, the Company believes the carrying amount of its commercial paper of $341 million as of June 24, 2016 approximates fair value based on the short-term nature of such debt.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 15, 2015, the Company repaid $258 million aggregate principal amount of 3.375% notes which matured on such date.
Financing in Connection with Proposed Merger with Johnson Controls
On March 10, 2016, Tyco International Holding S.à r.l. ("TSARL"), an indirect wholly owned subsidiary of Tyco, entered into a Term Loan Credit Agreement with a syndicate of lenders providing for a senior unsecured term loan facility in the amount of $4 billion to finance the cash consideration for, and fees, expenses and costs incurred in connection with the Merger. Any borrowing under the Term Loan Credit Agreement is conditioned upon the closing of the Merger and will be made in a single borrowing on the closing date of the Merger and will have a maturity of 3.5 years and be denominated in U.S. dollars. See Note 1.
In addition, on March 10, 2016, TSARL entered into a Multi-Year Senior Unsecured Credit Agreement providing for revolving credit commitments in the aggregate amount of $1 billion (the “Revolving Credit Agreement”). TSARL's ability to borrow under the Revolving Credit Agreement is subject to the satisfaction or waiver of customary conditions, including the consummation of the Merger, as well as the termination of the commitments of the lenders, and payments of any amounts outstanding, under TIFSA's existing $1.5 billion Amended and Restated Five-Year Senior Unsecured Credit Agreement dated as of August 7, 2015 (the "2015 Credit Agreement"). The Revolving Credit Agreement has a scheduled maturity date of August 7, 2020 and includes an option for TSARL to request an increase in the aggregate principal amount of the commitments, up to an additional $250 million.
Credit Facilities
On August 7, 2015, TIFSA entered into the 2015 Credit Agreement, which amended and restated TIFSA's existing $1 billion Five-Year Senior Unsecured Credit Agreement, dated June 22, 2012 (the “2012 Credit Agreement”). The 2015 Credit Agreement will be terminated upon completion of the Merger and replaced with the Revolving Credit Agreement discussed above.
As of June 24, 2016, the Company's total committed revolving credit facilities totaled $1.5 billion. The Company's revolving credit facilities may be used for working capital, capital expenditures and general corporate purposes. As of June 24, 2016 and September 25, 2015, there were no amounts drawn under the Company's revolving credit facilities. Interest under the revolving credit facilities is variable and is calculated by reference to LIBOR or an alternate base rate.
TIFSA's revolving credit facilities contain customary terms and conditions, and financial covenants that limit the ratio of the Company's debt to earnings before interest, taxes, depreciation, and amortization and that limit our ability to incur subsidiary debt or grant liens on its property. The indentures governing the Company's public notes contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company's business.
Commercial Paper
From time to time, TIFSA may issue commercial paper for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1.5 billion as of June 24, 2016. As of June 24, 2016 and September 25, 2015, TIFSA had $341 million and nil of commercial paper outstanding, respectively.
10.    Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash, accounts receivable, and accounts payable approximated book value as of June 24, 2016 and September 25, 2015. The fair value of derivative financial instruments was not material to any of the periods presented. See below for the fair value of cash equivalents and investments and Note 9 for the fair value of debt.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
In the normal course of business, Tyco is exposed to market risk arising from changes in currency exchange rates, interest rates and commodity prices. The Company may use derivative financial instruments to manage exposures to foreign currency, interest rate and commodity risks. The Company's objective for utilizing derivative financial instruments is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading or speculative purposes. As of and during the nine months ended June 24, 2016, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
For derivative instruments that are designated and qualified as hedging instruments for accounting purposes, the Company documents and links the relationships between the hedging instruments and hedged items. The Company also assesses and documents at the hedge's inception whether the derivatives used in hedging transactions are effective in offsetting changes in fair values associated with the hedged items. During the quarter ended March 27, 2015, the Company designated its 2025 Euro notes as a net investment hedge of the Company’s investments in certain of its international subsidiaries that use the Euro as their functional currency and intercompany permanent loans in order to reduce the volatility caused by changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. During both the quarter and nine months ended June 24, 2016, the change in the carrying value due to remeasurement of the 2025 Euro notes resulted in a net loss of $6 million reported in Accumulated other comprehensive loss within the Consolidated Statement of Shareholders' Equity. During the quarter and nine months ended June 26, 2015, the change in the carrying value due to remeasurement of the 2025 Euro notes resulted in a $12 million loss and an $8 million gain, respectively, reported in Accumulated other comprehensive loss on the Consolidated Balance Sheet. This hedge did not result in any hedge ineffectiveness for the quarters and nine months ended June 24, 2016 and June 26, 2015.
Foreign Currency Exposures
As of June 24, 2016 and September 25, 2015, the total gross notional amount of the Company's foreign exchange contracts was $614 million and $365 million, respectively. The fair value of these derivative financial instruments and impact of such changes in the fair value was not material to the Consolidated Balance Sheets as of June 24, 2016 and September 25, 2015 or Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters and nine months ended June 24, 2016 and June 26, 2015.
Counterparty Credit Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk. Tyco has established policies and procedures to limit its exposure to counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association master netting agreements with substantially all of its counterparties. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties. The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. The Company does not anticipate any non-performance by any of its counterparties, and the concentration of risk with financial institutions does not present significant credit risk to the Company. The maximum amount of loss that the Company would incur as of June 24, 2016 without giving consideration to the effects of legally enforceable master netting agreements was not material.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis
The following table presents the Company's hierarchy for its assets measured at fair value on a recurring basis as of June 24, 2016 and September 25, 2015 ($ in millions):

				Consolidated Balance Sheet Classification
	As of June 24, 2016			Cash and Cash Equivalents	Prepaid Expenses and Other Current Assets	Other Assets
Investment Assets:	Level 1	Level 2	Total
Cash equivalents	$81	$—	$81	$81	$—	$—
Available-for-sale securities:
Exchange traded funds (fixed income) (1)	176	—	176	—	15	161
Exchange traded funds (equity) (1)	81	—	81	—	—	81
Trading securities:
Exchange traded funds (equity)	55	—	55	—	55	—
	$393	$—	$393	$81	$70	$242

				Consolidated Balance Sheet Classification
	As of September 25, 2015			Cash and Cash Equivalents	Prepaid Expenses and Other Current Assets	Other Assets
Investment Assets:	Level 1	Level 2	Total
Cash equivalents	$909	$—	$909	$909	$—	$—
Available-for-sale securities:
Exchange traded funds (fixed income) (1)	186	—	186	—	15	171
Exchange traded funds (equity) (1)	77	—	77	—	—	77
Trading securities:
Exchange traded funds (equity)	59	—	59	—	59	—
	$1,231	$—	$1,231	$909	$74	$248
(1) Classified as restricted investments. See Note 11.
During the quarters ended June 24, 2016 and June 26, 2015, the Company did not have any significant transfers between levels within the fair value hierarchy.
The Company recorded unrealized gains related to available-for-sale securities of $4 million and unrealized losses of $6 million for the quarters ended June 24, 2016 and June 26, 2015, respectively, and unrealized gains of $9 million and unrealized losses of $6 million for the nine months ended June 24, 2016 and June 26, 2015, respectively, within Accumulated other comprehensive loss.
Unrealized gains related to trading securities were nil and $1 million for the quarters ended June 24, 2016 and June 26, 2015, respectively. Unrealized gains were $2 million and $5 million for the nine months ended June 24, 2016 and June 26, 2015, respectively, which are recorded within Other income (expense), net within the Consolidated Statements of Operations.
Other
The Company had $1.3 billion and $1.4 billion of intercompany loans designated as permanent in nature as of June 24, 2016 and September 25, 2015, respectively. Additionally, for the quarters ended June 24, 2016 and June 26, 2015, the Company recorded cumulative translation losses of $9 million and gains of $40 million, respectively, through Accumulated other comprehensive loss related to these loans. For the nine months ended June 24, 2016 and June 26, 2015, the Company recorded cumulative translation losses of $68 million and $105 million, respectively, through Accumulated other comprehensive loss related to these loans.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Commitments and Contingencies
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 24, 2016, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $20 million to $69 million. As of June 24, 2016, Tyco concluded that the best estimate within this range is approximately $31 million, of which $11 million is included in Accrued and other current liabilities and $20 million is included in Other liabilities within the Company's Consolidated Balance Sheet.
As previously disclosed, the majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. As of June 24, 2016, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $12 million to $44 million. The Company's best estimate within that range is approximately $21 million, of which $9 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities within the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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
As of June 24, 2016, the Company has determined that there were approximately 3,000 claims pending against its subsidiaries, primarily Grinnell. This amount reflects the Company's current estimate of the number of viable claims made against Grinnell and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties.
As of June 24, 2016, the Company's estimated asbestos related net liability recorded within the Company's Consolidated Balance Sheet is $18 million. The net liability within the Consolidated Balance Sheet is comprised of a liability for pending and future claims and related defense costs of $492 million, of which $22 million is recorded in Accrued and other current liabilities, and $470 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets within the Consolidated Balance Sheet of $474 million, of which $31 million is recorded in Prepaid expenses and other

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current assets, and $443 million is recorded in Other assets. Assets include $11 million of cash and $257 million of investments, which have all been designated as restricted. As of September 25, 2015, the Company's estimated net liability recorded within the Company's Consolidated Balance Sheet was $28 million. The net liability was comprised of a liability for pending and future claims and related defense costs of $515 million, of which $23 million was recorded in Accrued and other current liabilities, and $492 million was recorded in Other liabilities. The Company also maintained separate cash, investment and other assets within the Consolidated Balance Sheet of $487 million, of which $38 million was recorded in Prepaid expenses and other current assets, and $449 million was recorded in Other assets. Assets included $11 million of cash and $263 million of investments, which were all designated as restricted.
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
Tax Matters
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and Tyco's liabilities under the 2007 Tax Sharing Agreement are further subject to the sharing provisions in the 2012 Tax Sharing Agreement. Tyco has previously disclosed that on June 20, 2013, it had received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owed additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million had been asserted. These amounts excluded interest and did not reflect the roll-forward impact on subsequent audit periods.
As previously reported, the Company, as Audit Managing Party under each Tax Sharing Agreement dated September 25, 2007 (among the Company, TE Connectivity Ltd. and Covidien plc (which on January 26, 2015 was acquired by and now operates as a subsidiary of Medtronic plc) and dated September 28, 2012 (among the Company, The ADT Corporation and Pentair Ltd. (along with TE Connectivity and Covidien, the "Parties")), entered into Stipulations of Settled Issues with the IRS intended to resolve all Federal tax disputes related to the intercompany debt issues for the Company’s 1997 - 2000 audit cycle before the U.S. Tax Court. The Stipulations of Settled Issues were contingent upon the IRS Appeals Division applying the same settlement terms to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007). On May 17, 2016 the IRS

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Office of Appeals issued fully-executed Forms 870-AD that effectively settled the matters on appeal on the same terms as those set forth in the Stipulations of Settled Issues, and on May 31, 2016, the U.S. Tax Court entered decisions consistent with the Stipulations of Settled Issues. As a result, all aspects of this controversy that were before the U.S. Tax Court and Appeals Division of the IRS have been finally resolved for audit cycles 1997 - 2007. The Company paid $120 million to TE Connectivity Ltd. and $2 million to Covidien during the second quarter of fiscal 2016 representing its share of the total amount payable to the IRS in connection with this matter.
Additionally, during the third quarter of fiscal 2016, the Company also paid $12 million to Covidien and $4 million to TE Connectivity with respect to other matters sharable pursuant to the 2007 Tax Sharing Agreement.
As a result of the final settlement, the Company assessed its remaining obligations under its tax sharing agreements. Based on the assessment performed, the Company reversed a portion of its shared tax obligation liabilities related to the 2007 and 2012 Tax Sharing Agreements, and recognized a gain of $54 million in Other income (expense), net within the Consolidated Statements of Operations for both the quarter and nine months ended June 24, 2016. The Company believes the remaining liabilities that it has recorded are sufficient to cover its future obligations under the Tax Sharing Agreements.
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

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, the individual members of its board of directors, Tyco and Merger Sub as defendants. The complaint alleges that Johnson Controls' directors breached their fiduciary duties by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in this joint proxy statement/prospectus. The complaint further alleges that Tyco aided and abetted Johnson Controls' directors in the breach of their fiduciary duties. The complaint seeks, among other things, to enjoin the merger. The Company believes that the claims asserted by the complaint are not valid.

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
12.    Retirement Plans
Defined Benefit Pension Plans—The Company sponsors a number of pension plans. The following disclosures exclude the impact of plans which are immaterial individually and in the aggregate. The net periodic benefit cost for the Company's material U.S. and non-U.S. defined benefit pension plans is as follows ($ in millions):

	U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Service cost	$2	$2	$6	$6
Interest cost	8	9	24	27
Expected return on plan assets	(12)	(14)	(36)	(42)
Amortization of net actuarial loss	3	3	9	7
Net periodic cost (benefit)	$1	$—	$3	$(2)

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Plans
	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Service cost	$2	$2	$6	$7
Interest cost	11	14	32	40
Expected return on plan assets	(18)	(19)	(53)	(58)
Amortization of net actuarial loss	4	3	11	10
Net periodic benefit	$(1)	$—	$(4)	$(1)
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
During the quarter ended June 24, 2016, the Company made required contributions of $1 million to its U.S. pension plans and $3 million to its non-U.S. pension plans. During the nine months ended June 24, 2016, the Company made required contributions of $2 million to its U.S. pension plans and $16 million to its non-U.S. pension plans. The Company did not make any voluntary contributions to its U.S. plans during the nine months ended June 24, 2016. The Company made a voluntary contribution of nil and $4 million to its non-U.S. plans during the quarter and nine months ended June 24, 2016, respectively.
Postretirement Benefit Plans—Net periodic postretirement benefit cost was not material for both periods.
13.    Equity and Comprehensive Income
Authorized Share Capital
As of June 24, 2016 and September 25, 2015, the Company's authorized share capital amounted to $11,000,000 and €40,000, divided into 1,000,000,000 ordinary shares with a par value of $0.01 per share, 100,000,000 preferred shares with a par value of $0.01 per share and 40,000 ordinary A shares with a par value of €1.00 per share. The authorized share capital includes 40,000 ordinary A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies. Tyco Ireland may issue shares subject to the maximum prescribed by its authorized share capital contained in its memorandum of association. In connection with the re-domicile to Ireland, the Company canceled all the outstanding treasury shares, including shares held by subsidiaries, with an offsetting reduction in Additional paid in capital.
Issued Share Capital
The Company issued one authorized ordinary share in exchange for each ordinary share of Tyco International Ltd., the Swiss incorporated predecessor of the Company ("Tyco Switzerland") to the former shareholders of Tyco Switzerland. All ordinary shares issued at the effective time of the re-domicile were issued as fully paid-up and non-assessable. See Note 1.

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
On June 8, 2016, the Company declared a quarterly dividend of $0.205 per share, payable on August 17, 2016 to shareholders of record on July 22, 2016. As a result, the Company recorded an accrued dividend of $87 million as of June 24, 2016 in Accrued and other current liabilities within the Company's Consolidated Balance Sheet. On March 14, 2016, the Company declared a quarterly dividend of $0.205 per share, paid on May 18, 2016 to shareholders of record on April 22, 2016. On December 8, 2015, the Company declared a quarterly dividend of $0.205 per share, paid on February 17, 2016 to shareholders of record on January 22, 2016. On September 3, 2015, the Company declared a quarterly dividend of $0.205 per share, paid on November 12, 2015 to shareholders of record on October 23, 2015.
On June 4, 2015, the Company declared a quarterly divided of $0.205 per share paid on August 19, 2015 to shareholders of record on July 24, 2015. On March 4, 2015, the Company declared a quarterly dividend $0.205 per share paid on May 20, 2015 to shareholders of record on April 24, 2015.
As previously disclosed in the 2015 Form 10-K, the Company presented dividends declared of $172 million as a reduction of Additional paid in capital within the Company’s Consolidated Statements of Shareholders’ Equity for the nine months ended June 26, 2015. For the year ended September 25, 2015, the Company corrected this presentation to present dividends declared for the periods subsequent to the re-domicile to Ireland as a reduction of Accumulated Earnings within the Consolidated Statement of Shareholder’s Equity to conform the presentation to its stand-alone statutory financial statements prepared under Irish GAAP. The Irish Companies Act (2014) does not permit dividends to be paid from share capital, including share premium. This reclassification had no effect on net revenue, operating income (loss), net income (loss), cash flows and total equity. Accordingly, the Company has reclassed its presentation of dividends declared for the nine months ended June 26, 2015 included herein.
Share Repurchase Program
The Company's Board of Directors approved $1.75 billion and $1 billion share repurchase programs in March 2014 and September 2014, respectively. No shares were repurchased during the quarters ended June 24, 2016 and June 26, 2015 and the nine months ended June 24, 2016. During the nine months ended June 26, 2015, the Company repurchased a total of approximately 10 million shares for approximately $417 million which completed the $1.75 billion share repurchase program. As of June 24, 2016, a total of approximately $1 billion in share repurchase authority remained outstanding.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of the following ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net income	$238	$156	$459	$482
Gain (loss) on foreign currency translation (1)	7	25	(21)	(349)
(Loss) gain on liquidation of foreign entities (2)	(1)	3	28	3
Foreign currency translation	6	28	7	(346)
Amortization of net actuarial losses (3)	7	6	20	17
Income tax expense	(2)	(2)	(7)	(4)
Defined benefit and post retirement plans, net of tax	5	4	13	13
Unrealized gain (loss) on marketable securities and derivative instruments (4)	4	(6)	9	(6)
Income tax (expense) benefit	(1)	2	(3)	2
Unrealized gain (loss) on marketable securities and derivative instruments, net of tax	3	(4)	6	(4)
Total other comprehensive income (loss), net of tax	14	28	26	(337)
Comprehensive income	252	184	485	145
Less: comprehensive loss attributable to noncontrolling interests	(1)	—	(2)	(3)
Comprehensive income attributable to Tyco ordinary shareholders	$253	$184	$487	$148
(1) Includes loss of $6 million related to the net investment hedge for both the quarter and nine months ended June 24, 2016. Includes loss of $12 million and gain of $8 million related to the net investment hedge for the quarter and nine months ended June 26, 2015, respectively. See Note 10.
(2) During the quarter ended June 24, 2016, $1 million of cumulative translation gains were transferred from currency translation adjustments to Selling, general and administrative expense within the Consolidated Statements of Operations as a result of the sale of a foreign entity. During the quarter ended March 25, 2016, $31 million of cumulative translation losses were transferred from currency translation adjustments as a result of the sale of a foreign entity. Of this amount, $24 million was applied against a provision for cumulative translation losses within the Consolidated Balance Sheets which was established during the first quarter of fiscal 2016 and $7 million was transferred to Selling, general and administrative expense within the Consolidated Statements of Operations. Additionally, during the quarter ended March 25, 2016, $2 million of cumulative translation gains were transferred from currency translation adjustments and are included in Income (loss) from discontinued operations, net of income taxes within the Consolidated Statements of Operations as a result of the sale of another foreign entity. During both the quarter and nine months ended June 26, 2015, $3 million of cumulative translation losses were transferred from foreign currency translation and included in (Loss) income from discontinued operations in the Consolidated Statements of Operations as a result of the sale of foreign entities.
(3) Reclassified to net periodic (benefit) cost. See Note 12.
(4) When sold, the gain (loss) will be reclassified to realized gain (loss) on marketable securities and derivative instruments and be recorded in Other (expense) income, net within the Consolidated Statements of Operations.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in each component of Accumulated other comprehensive loss, net of tax, for the nine months ended June 24, 2016 and June 26, 2015 are as follows ($ in millions):

	Currency Translation Adjustments	Unrealized (Loss) Gain on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 25, 2015	$(1,233)	$(9)	$(599)	$(1,841)
Other comprehensive (loss) income, net of tax	(21)	6	—	(15)
Amounts reclassified from accumulated other comprehensive income, net of tax	28	—	13	41
Net current period other comprehensive income	$7	$6	$13	$26
Balance as of June 24, 2016	$(1,226)	$(3)	$(586)	$(1,815)

	Currency Translation Adjustments	Unrealized Loss on Marketable Securities and Derivative Instruments	Retirement Plans	Accumulated Other Comprehensive Loss
Balance as of September 26, 2014	$(693)	$—	$(532)	$(1,225)
Other comprehensive loss, net of tax	(349)	—	—	(349)
Amounts reclassified from accumulated other comprehensive income, net of tax	3	(4)	13	12
Net current period other comprehensive (loss) income	$(346)	$(4)	$13	$(337)
Balance as of June 26, 2015	$(1,039)	$(4)	$(519)	$(1,562)
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
Selected information by segment is presented in the following tables ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net revenue(1):
NA Integrated Solutions & Services	$1,004	$972	$2,904	$2,867
ROW Integrated Solutions & Services	794	842	2,374	2,605
Global Products	651	675	1,878	1,925
	$2,449	$2,489	$7,156	$7,397

(1) Net revenue by operating segment excludes intercompany transactions.

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Operating income:
NA Integrated Solutions & Services	$148	$157	$411	$411
ROW Integrated Solutions & Services	36	97	226	253
Global Products	115	113	313	332
Segment operating income	299	367	950	996
Corporate and Other	(50)	(49)	(155)	(154)
Restructuring and repositioning charges, net	(13)	(65)	(41)	(169)
Operating income	$236	$253	$754	$673
16.    Inventory
Inventories consisted of the following ($ in millions):

	As of
	June 24, 2016	September 25, 2015
Purchased materials and manufactured parts	$181	$165
Work in process	79	83
Finished goods	396	372
Inventories	$656	$620
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Property, Plant and Equipment
Property, plant and equipment consisted of the following ($ in millions):

	As of
	June 24, 2016	September 25, 2015
Land	$33	$33
Buildings	433	403
Subscriber systems	1,720	1,916
Machinery and equipment	1,279	1,234
Construction in progress	107	81
Accumulated depreciation	(2,392)	(2,501)
Property, plant and equipment, net	$1,180	$1,166
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
In addition, Tyco historically provided support in the form of financial and/or performance guarantees to various Covidien, TE Connectivity, ADT and Tyco Flow Control operating entities. In connection with both the 2012 and 2007 Separations, the Company worked with the guarantee counterparties to cancel or assign these guarantees to Covidien, TE Connectivity, ADT or Pentair, as appropriate. To the extent these guarantees were not assigned prior to the Separation dates, Tyco remained as the guarantor, but was typically indemnified by the former subsidiary. The Company's obligations related to the 2012 Separation were $3 million, which were included in Other liabilities within the Company's Consolidated Balance Sheets as of both June 24, 2016 and September 25, 2015, with an offset to Tyco's shareholders' equity on the 2012 Separation date. The Company's obligations related to the 2007 Separation were $3 million, which were included in Other liabilities within the Company's Consolidated Balance Sheets as of both June 24, 2016 and September 25, 2015, with an offset to Tyco's shareholders' equity on the 2007 Separation date.
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of the Company's warranty accrual from September 25, 2015 to June 24, 2016 were as follows ($ millions):

Balance as of September 25, 2015	$29
Warranties issued	6
Changes in estimates	(2)
Settlements	(3)
Balance as of June 24, 2016	$30
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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 24, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$2,449	$—	$2,449
Cost of product sales	—	—	—	1,026	—	1,026
Cost of services	—	—	—	508	—	508
Selling, general and administrative expenses	1	—	1	665	—	667
Merger costs	2	—	1	4	—	7
Restructuring and asset impairment charges, net	—	—	—	5	—	5
Operating (loss) income	(3)	—	(2)	241	—	236
Interest income	—	—	—	3	—	3
Interest expense	—	—	(22)	—	—	(22)
Other income, net	—	—	54	—	—	54
Equity in net income of subsidiaries	225	220	169	—	(614)	—
Intercompany interest and fees	17	—	21	(38)	—	—
Income from continuing operations before income taxes	239	220	220	206	(614)	271
Income tax expense	—	—	—	(31)	—	(31)
Income from continuing operations	239	220	220	175	(614)	240
Loss from discontinued operations, net of income taxes	—	—	—	(2)	—	(2)
Net income	239	220	220	173	(614)	238
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(1)	—	(1)
Net income attributable to Tyco ordinary shareholders	$239	$220	$220	$174	$(614)	$239

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Quarter Ended June 24, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$239	$220	$220	$173	$(614)	$238
Other comprehensive income (loss), net of tax
Foreign currency translation	6	—	(6)	12	(6)	6
Defined benefit and post retirement plans	5	—	—	5	(5)	5
Unrealized gain on marketable securities and derivative instruments, net of tax	3	—	—	3	(3)	3
Total other comprehensive income (loss), net of tax	14	—	(6)	20	(14)	14
Comprehensive income	253	220	214	193	(628)	252
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income attributable to Tyco ordinary shareholders	$253	$220	$214	$194	$(628)	$253

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$2,489	$—	$2,489
Cost of product sales	—	—	—	1,025	—	1,025
Cost of services	—	—	—	548	—	548
Selling, general and administrative expenses	1	—	—	624	—	625
Restructuring and asset impairment charges, net	—	—	—	38	—	38
Operating (loss) income	(1)	—	—	254	—	253
Interest income	—	—	—	4	—	4
Interest expense	—	—	(25)	(1)	—	(26)
Other income, net	—	—	1	5	—	6
Equity in net income of subsidiaries	145	165	166	—	(476)	—
Intercompany interest and fees	12	—	23	(35)	—	—
Income from continuing operations before income taxes	156	165	165	227	(476)	237
Income tax expense	—	—	—	(49)	—	(49)
Income from continuing operations	156	165	165	178	(476)	188
Loss from discontinued operations, net of income taxes	—	—	—	(32)	—	(32)
Net income	156	165	165	146	(476)	156
Less: noncontrolling interest in subsidiaries net loss	—	—	—	—	—	—
Net income attributable to Tyco ordinary shareholders	$156	$165	$165	$146	$(476)	$156

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Quarter Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$156	$165	$165	$146	$(476)	$156
Other comprehensive income (loss), net of tax
Foreign currency translation	28	—	(12)	40	(28)	28
Defined benefit and post retirement plans	4	—	—	4	(4)	4
Unrealized loss on marketable securities and derivative instruments, net of tax	(4)	—	—	(4)	4	(4)
Total other comprehensive income (loss), net of tax	28	—	(12)	40	(28)	28
Comprehensive income	184	165	153	186	(504)	184
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income attributable to Tyco ordinary shareholders	$184	$165	$153	$186	$(504)	$184

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 24, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$—	$7,156	$—	$7,156
Cost of product sales	—	—	—	2,956	—	2,956
Cost of services	—	—	—	1,550	—	1,550
Selling, general and administrative expenses	5	—	2	1,835	—	1,842
Merger costs	2	—	11	20	—	33
Restructuring and asset impairment charges, net	—	—	—	21	—	21
Operating (loss) income	(7)	—	(13)	774	—	754
Interest income	—	—	—	11	—	11
Interest expense	—	—	(67)	(1)	—	(68)
Other (expense) income, net	—	—	(112)	1	—	(111)
Equity in net income of subsidiaries	388	380	504	—	(1,272)	—
Intercompany interest and fees	82	—	68	(150)	—	—
Income from continuing operations before income taxes	463	380	380	635	(1,272)	586
Income tax expense	(2)	—	—	(128)	—	(130)
Income from continuing operations	461	380	380	507	(1,272)	456
Income from discontinued operations, net of income taxes	—	—	—	3	—	3
Net income	461	380	380	510	(1,272)	459
Less: noncontrolling interest in subsidiaries net loss	—	—	—	(2)	—	(2)
Net income attributable to Tyco ordinary shareholders	$461	$380	$380	$512	$(1,272)	$461

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 24, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$461	$380	$380	$510	$(1,272)	$459
Other comprehensive income (loss), net of tax
Foreign currency translation	7	—	(5)	12	(7)	7
Defined benefit and post retirement plans	13	—	—	13	(13)	13
Unrealized gain on marketable securities and derivative instruments, net of tax	6	—	—	6	(6)	6
Total other comprehensive income (loss), net of tax	26	—	(5)	31	(26)	26
Comprehensive income	487	380	375	541	(1,298)	485
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income attributable to Tyco ordinary shareholders	$487	$380	$375	$543	$(1,298)	$487

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

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net income	$485	$456	$456	$434	$(1,349)	$482
Other comprehensive (loss) income, net of tax
Foreign currency translation	(346)	—	3	(349)	346	(346)
Defined benefit and post retirement plans	13	—	—	13	(13)	13
Unrealized loss on marketable securities and derivative instruments	(4)	—	—	(4)	4	(4)
Total other comprehensive (loss) income, net of tax	(337)	—	3	(340)	337	(337)
Comprehensive income	148	456	459	94	(1,012)	145
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Comprehensive income attributable to Tyco ordinary shareholders	$148	$456	$459	$97	$(1,012)	$148

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 24, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$345	$—	$345
Accounts receivable, net	—	—	—	1,805	—	1,805
Inventories	—	—	—	656	—	656
Intercompany receivables	10	—	553	7,750	(8,313)	—
Prepaid expenses and other current assets	1	—	56	826	—	883
Deferred income taxes	—	—	—	62	—	62
Assets held for sale	—	—	—	71	—	71
Total Current Assets	11	—	609	11,515	(8,313)	3,822
Property, plant and equipment, net	—	—	—	1,180	—	1,180
Goodwill	—	—	—	4,418	—	4,418
Intangible assets, net	—	—	—	966	—	966
Investment in subsidiaries	11,339	11,581	16,569	—	(39,489)	—
Intercompany loans receivable	—	—	13,987	16,166	(30,153)	—
Other assets	—	—	21	1,207	—	1,228
Total Assets	$11,350	$11,581	$31,186	$35,452	$(77,955)	$11,614
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$341	$—	$—	$341
Accounts payable	1	—	—	798	—	799
Accrued and other current liabilities	90	—	61	1,413	—	1,564
Deferred revenue	—	—	—	378	—	378
Intercompany payables	3,736	—	4,023	554	(8,313)	—
Liabilities held for sale	—	—	—	34	—	34
Total Current Liabilities	3,827	—	4,425	3,177	(8,313)	3,116
Long-term debt	—	—	2,164	1	—	2,165
Intercompany loans payable	3,172	—	12,994	13,987	(30,153)	—
Deferred revenue	—	—	—	284	—	284
Other liabilities	—	—	22	1,641	—	1,663
Total Liabilities	6,999	—	19,605	19,090	(38,466)	7,228
Tyco Shareholders' Equity:
Ordinary shares	4	—	—	—	—	4
Ordinary shares held in treasury	(15)	—	—	—	—	(15)
Other shareholders' equity	4,362	11,581	11,581	16,327	(39,489)	4,362
Total Tyco Shareholders' Equity	4,351	11,581	11,581	16,327	(39,489)	4,351
Nonredeemable noncontrolling interest	—	—	—	35	—	35
Total Equity	4,351	11,581	11,581	16,362	(39,489)	4,386
Total Liabilities and Equity	$11,350	$11,581	$31,186	$35,452	$(77,955)	$11,614

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 25, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$1,401	$—	$1,401
Accounts receivable, net	—	—	—	1,722	—	1,722
Inventories	—	—	—	620	—	620
Intercompany receivables	15	—	332	6,508	(6,855)	—
Prepaid expenses and other current assets	—	—	63	687	—	750
Deferred income taxes	—	—	—	62	—	62
Assets held for sale	—	—	—	208	—	208
Total Current Assets	15	—	395	11,208	(6,855)	4,763
Property, plant and equipment, net	—	—	—	1,166	—	1,166
Goodwill	—	—	—	4,203	—	4,203
Intangible assets, net	—	—	—	822	—	822
Investment in subsidiaries	10,885	11,140	15,993	—	(38,018)	—
Intercompany loans receivable	—	—	2,942	5,066	(8,008)	—
Other assets	1	—	44	1,322	—	1,367
Total Assets	$10,901	$11,140	$19,374	$23,787	$(52,881)	$12,321
Liabilities and Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$—	$967	$20	$—	$987
Accounts payable	1	—	—	763	—	764
Accrued and other current liabilities	88	—	61	1,495	—	1,644
Deferred revenue	—	—	—	379	—	379
Intercompany payables	3,616	—	2,892	347	(6,855)	—
Liabilities held for sale	—	—	—	80	—	80
Total Current Liabilities	3,705	—	3,920	3,084	(6,855)	3,854
Long-term debt	—	—	2,158	1	—	2,159
Intercompany loans payable	3,155	—	1,911	2,942	(8,008)	—
Deferred revenue	—	—	—	302	—	302
Other liabilities	—	—	245	1,685	—	1,930
Total Liabilities	6,860	—	8,234	8,014	(14,863)	8,245
Tyco Shareholders' Equity:
Ordinary shares	4	—	—	—	—	4
Ordinary shares held in treasury	(3)	—	—	—	—	(3)
Other shareholders' equity	4,040	11,140	11,140	15,738	(38,018)	4,040
Total Tyco Shareholders' Equity	4,041	11,140	11,140	15,738	(38,018)	4,041
Nonredeemable noncontrolling interest	—	—	—	35	—	35
Total Equity	4,041	11,140	11,140	15,773	(38,018)	4,076
Total Liabilities and Equity	$10,901	$11,140	$19,374	$23,787	$(52,881)	$12,321

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 24, 2016
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$216	$—	$775	$(487)	$—	$504
Net cash used in discontinued operating activities	—	—	—	(12)	—	(12)
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(209)	—	(209)
Acquisition of businesses, net of cash acquired	—	—	—	(320)	—	(320)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	—	(17)	—	(17)
Divestiture of businesses, net of cash divested	—	—	—	14	—	14
Net decrease in intercompany loans	—	—	37	—	(37)	—
Increase in investment in subsidiaries	—	—	(5)	—	5	—
Sales and maturities of investments including restricted investments	—	—	7	19	—	26
Purchases of investments including restricted investments	—	—	—	(8)	—	(8)
Decrease in restricted cash	—	—	—	3	—	3
Net cash provided by (used in) investing activities	—	—	39	(518)	(32)	(511)
Net cash provided by discontinued investing activities	—	—	—	4	—	4
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	—	4,179	—	—	4,179
Repayment of short-term debt	—	—	(3,838)	—	—	(3,838)
Repayment of current portion of long-term debt	—	—	(1,134)	—	—	(1,134)
Proceeds from exercise of share options	57	—	—	—	—	57
Dividends paid	(261)	—	—	—	—	(261)
Net intercompany loan repayments	—	—	—	(37)	37	—
Increase in equity from parent	—	—	—	5	(5)	—
Transfer to discontinued operations	—	—	—	(8)	—	(8)
Payment of contingent consideration	—	—	—	(1)	—	(1)
Debt financing costs	—	—	(21)	(2)		(23)
Other	(12)	—	—	—	—	(12)
Net cash used in financing activities	(216)	—	(814)	(43)	32	(1,041)
Net cash provided by discontinued financing activities	—	—	—	8	—	8
Effect of currency translation on cash	—	—	—	(8)	—	(8)
Net decrease in cash and cash equivalents	—	—	—	(1,056)	—	(1,056)
Cash and cash equivalents at beginning of period	—	—	—	1,401	—	1,401
Cash and cash equivalents at end of period	$—	$—	$—	$345	$—	$345

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 26, 2015
($ in millions)

	Tyco International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$94	$—	$(525)	$942	$—	$511
Net cash used in discontinued operating activities	—	—	—	(1)	—	(1)
Cash Flows From Investing Activities:
Capital expenditures	—	—	—	(183)	—	(183)
Acquisition of businesses, net of cash acquired	—	—	—	(525)	—	(525)
Acquisition of dealer generated customer accounts and bulk account purchases	—	—	—	(13)	—	(13)
Divestiture of businesses, net of cash divested	—	—	—	(1)	—	(1)
Net increase in intercompany loans	—	—	(41)	—	41	—
Sales and maturities of investments including restricted investments	—	—	4	279	—	283
Purchases of investments including restricted investments	—	—	(1)	(289)	—	(290)
Increase in restricted cash	—	—	—	(27)	—	(27)
Other	—	—	—	4	—	4
Net cash used in investing activities	—	—	(38)	(755)	41	(752)
Net cash used in discontinued investing activities	—	—	—	(37)	—	(37)
Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	—	258	—	—	258
Repayment of short-term debt	—	—	(258)	(1)	—	(259)
Proceeds from issuance of long-term debt	—	—	567	3	—	570
Proceeds from exercise of share options	63	—	—	7	—	70
Dividends paid	(237)	—	—	—	—	(237)
Repurchase of ordinary shares	—	—	—	(417)	—	(417)
Net intercompany loan borrowings	83	—	—	(42)	(41)	—
Transfer to discontinued operations	—	—	—	(38)	—	(38)
Payment of contingent consideration	—	—	—	(23)	—	(23)
Debt financing costs	—	—	(5)	—	—	(5)
Other	(3)	—	1	(19)	—	(21)
Net cash (used in) provided by financing activities	(94)	—	563	(530)	(41)	(102)
Net cash provided by discontinued financing activities	—	—	—	38	—	38
Effect of currency translation on cash	—	—	—	(18)	—	(18)
Net decrease in cash and cash equivalents	—	—	—	(361)	—	(361)
Cash and cash equivalents at beginning of period	—	—	—	892	—	892
Cash and cash equivalents at end of period	$—	$—	$—	$531	$—	$531

TYCO INTERNATIONAL PLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    Subsequent Events
On July 21, 2016, the Company announced that it expects to close its merger with Johnson Controls, Inc. on September 2, 2016. In addition, the Company declared an accelerated dividend of $0.23 per ordinary share, payable on August 26, 2016, to shareholders of record on August 5, 2016.
The accelerated dividend is in addition to the regular third quarter dividend scheduled to be paid on August 17, 2016 to shareholders of record on July 22, 2016. This accelerated dividend pulls forward the quarterly dividend that Tyco would have declared in its fiscal fourth quarter, and is intended to align dividend payments made to shareholders of Tyco and Johnson Controls prior to the closing of the merger. Closing of the merger is contingent upon, among other things, the approval of proposals related to the merger by shareholders of each company. The special meetings for shareholders of Tyco and Johnson Controls are scheduled for August 17, 2016.

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
References to 2016 and 2015 are to Tyco's fiscal quarters ending June 24, 2016 and June 26, 2015, respectively, unless otherwise indicated. The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal 2016 is a 53-week year as compared with fiscal 2015, which was 52 weeks, with the additional week occurring in the fourth quarter of fiscal 2016. The Company's results for the quarters and nine months ended June 24, 2016 and June 26, 2015 both consisted of 13 weeks and 39 weeks, respectively.
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
During the third quarter of fiscal 2016, the Company reclassified the assets and liabilities of a business it plans to sell as held for sale for all periods presented within the Consolidated Balance Sheets. As of June 24, 2016, assets of $71 million and liabilities of $34 million were reclassified as held for sale related to this business. The results of operations of this business in the ROW Integrated Solutions & Services segment are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. During the second quarter of fiscal 2016, the Company completed the sale of its Australian fire protection business, included in the ROW Integrated Solutions & Services segment. The assets and liabilities related to this business were classified as held for sale as of September 25, 2015. Its results of operations are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. See Note 3 to the unaudited Consolidated Financial Statements.

Recent Transactions
Proposed Merger with Johnson Controls, Inc.
On January 25, 2016, Tyco and Johnson Controls, Inc. ("Johnson Controls") announced that they had entered into a definitive merger agreement to combine Tyco and Johnson Controls and create a global leader in building products and technology, integrated solutions and energy storage. Under the terms of the agreement, which was unanimously approved by both companies’ Boards of Directors, Johnson Controls shareholders will own approximately 56% of the equity of the combined company and receive aggregate cash consideration of approximately $3.9 billion. Tyco shareholders will own approximately 44% of the equity of the combined company.
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
Settlement with IRS
On January 15, 2016, Tyco entered into Stipulations of Settled Issues with the IRS intended to resolve all disputes related to the intercompany debt issues for the 1997 - 2000 audit cycle that were before the U.S. Tax Court at the time. The Stipulations of Settled Issues were contingent upon the IRS Appeals Division applying the same settlement to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007). The tentative resolution was finalized on May 31, 2016. The final resolution covers all aspects of the controversy that were before the U.S. Tax Court and the Appeals Division of the IRS. In the second quarter of fiscal 2016, the Company paid $120 million to TE Connectivity and $2 million to Covidien, which was subsequently paid to the IRS, in connection with the resolution.
As a result of the final settlement, the Company assessed its remaining obligations under its tax sharing agreements. Based on the assessment performed, the Company reversed a portion of its shared tax obligation liabilities related to the 2007 and 2012 Tax Sharing Agreements, and recognized a gain of $54 million in Other income (expense), net within the Consolidated Statements of Operations for both the quarter and nine months ended June 24, 2016. The Company believes the remaining liabilities that it has recorded are sufficient to cover its future obligations under the Tax Sharing Agreements. See Note 6 to the unaudited Consolidated Financial Statements.
Acquisitions
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

Divestitures
The Company continuously assesses the strategic fit of its various businesses and pursues the divestiture of certain businesses included within the Company's portfolio which do not align with the Company's long-term strategy. During the third quarter of fiscal 2016, the Company concluded that a business in the ROW Integrated Solutions & Services segment which it intends to sell met the criteria to be classified as held for sale, and recorded a loss of $59 million for the quarter and nine months ended June 24, 2016. During the second quarter of fiscal 2016, the Company completed the sale of its Australian fire protection business within its ROW Integrated Solutions & Services segment. As a result, the Company incurred a loss related to this sale of $74 million for the nine months ended June 24, 2016. The losses for both businesses were recorded in Selling, general and administrative expenses within the Company’s Consolidated Statements of Operations. See Note 3 to the unaudited Consolidated Financial Statements.
Long-term Debt Redemption and Repayment
On September 14, 2015, the Company and TIFSA announced the redemption of all of the outstanding $242 million aggregate principal amount of 7.0% notes due 2019 and $462 million aggregate principal amount of 6.875% notes due 2021. On October 14, 2015, TIFSA paid cash of $876 million to complete the redemption, resulting in a loss on extinguishment of $168 million that was recorded in Other income (expense), net within the Consolidated Statements of Operations during the first quarter of fiscal 2016. On October 15, 2015, the Company repaid at maturity $258 million aggregate principal amount of 3.375% notes. See Note 9 to the unaudited Consolidated Financial Statements.
Business Overview
We are a leading global provider of security products and services, fire detection and suppression products and services and life safety products. We utilize our extensive global footprint of approximately 900 locations, including manufacturing facilities, service and distribution centers, monitoring centers and sales offices, to provide solutions and localized expertise to our global customer base. We provide an extensive range of product and service offerings to over 3 million customers in more than 100 countries through multiple channels. Our revenues are broadly diversified across the United States and Canada (collectively “North America”); Central America and South America (collectively “Latin America”); Europe, the Middle East, and Africa (collectively “EMEA”) and the Asia-Pacific geographic areas. The following chart reflects our net revenue by geographic area for the nine months ended June 24, 2016.

Nine Months Ended June 24, 2016
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
Because we are a global business, with approximately 50% of our revenue generated outside of the United States, and because our financial statements are prepared in U.S. Dollars, the results of our operations are impacted by changes in foreign currency exchange rates. During fiscal 2016, the U.S. Dollar has remained strong against the currencies of most of the significant non-U.S. jurisdictions where we operate. The most significant impact on our results has been due to the strengthening of the U.S. Dollar as compared to the Euro and the Canadian Dollar, which has unfavorably impacted our revenue and operating income during fiscal 2015 and 2016.
In addition, the Company sells its products and services into the high-hazard, heavy industrial sector. Revenue from this market vertical is spread across each of the Company’s segments, with the most significant exposure in the United Kingdom in the ROW Integrated Solutions & Services segment and in the Fire Protection Products business in the Global Products segment. As a result of volatility in oil prices beginning in 2015, this market vertical has seen significant changes in spending patterns, in particular with respect to capital expenditures. The revenue tied to this market vertical was unfavorably impacted during fiscal 2015, and the weakness in this sector continued during fiscal 2016.
Results of Operations
Consolidated financial information is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net revenue	$2,449	$2,489	$7,156	$7,397
Net revenue decline	(1.6)%	N/A	(3.3)%	N/A
Organic revenue growth	1.5%	N/A	0.2%	N/A
Segment operating income	$299	$367	$950	$996
Segment operating margin	12.2%	14.7%	13.3%	13.5%
Corporate and Other	$(50)	$(49)	$(155)	$(154)
Restructuring and repositioning charges, net	(13)	(65)	(41)	(169)
Operating income	236	253	754	673
Operating margin	9.6%	10.2%	10.5%	9.1%
Interest income	$3	$4	$11	$11
Interest expense	(22)	(26)	(68)	(75)
Other income (expense), net	54	6	(111)	9
Income tax expense	(31)	(49)	(130)	(86)
Income from continuing operations attributable to Tyco ordinary shareholders	241	188	458	535
Net Revenue
Net revenue for the quarter ended June 24, 2016 decreased by $40 million, or 1.6%, to $2,449 million as compared to net revenue of $2,489 million for the quarter ended June 26, 2015. Changes in foreign currency exchange rates had an unfavorable impact of $63 million, or 2.5%, on net revenue, primarily in our ROW Integrated Solutions & Services segment, and to a lesser extent, in our Global Products segment. In addition, divestitures had an unfavorable impact of $84 million, or 3.4%, primarily in the ROW Integrated Solutions & Services segment. On an organic basis, net revenue increased by $37 million, or 1.5%, year over year, primarily as a result of growth in our NA and ROW Integrated Solutions & Services segments, partially offset by a small decline in our Global Products segment. Net revenue was favorably impacted by acquisitions that contributed $70 million, or 2.8%, primarily within our ROW Integrated Solutions & Services segment, and to a lesser extent, in our NA Integrated Solutions & Services segment.
Net revenue for the nine months ended June 24, 2016 decreased by $241 million, or 3.3%, to $7,156 million as compared to net revenue of $7,397 million for the nine months ended June 26, 2015. Changes in foreign currency exchange rates had an unfavorable impact of $316 million, or 4.3%, on net revenue in all three segments, but primarily in our ROW Integrated Solutions & Services segment. In addition, divestitures had an unfavorable impact of $172 million, or 2.3% primarily in the ROW Integrated Solutions & Services segment. On an organic basis, net revenue increased by $16 million, or 0.2%, year over year, primarily as a result of growth in our NA Integrated Solutions & Services segment, partially offset by declines in our Global Products and, to a lesser extent, ROW Integrated Solutions & Services segments. Net revenue was favorably impacted by acquisitions that contributed $231 million, or 3.1%, primarily within our ROW Integrated Solutions & Services and Global Products segments.
Cost of Revenue and Selling, General & Administrative ("SG&A")
The significant components of cost of product sales include material costs, labor and overhead costs, product shipping and warehousing costs. The significant components of cost of services include labor and employee related costs, depreciation expense, costs associated with our equipment and fleet of vehicles, telecommunication costs and material costs. The significant components of SG&A include compensation and compensation related costs, facility and maintenance expenses and professional fees. SG&A for the quarter ended June 24, 2016 also includes divestiture charges, net of $38 million. SG&A for the nine months ended June 24, 2016 includes a net gain on an equity investment of $111 million, partially offset by divestiture charges, net, of $107 million. See Notes 3 and 5 to the unaudited Consolidated Financial Statements.
Merger Costs
The Company incurred merger costs of $19 million and $45 million for the quarter and nine months ended June 24, 2016, respectively, in connection with the proposed merger with Johnson Controls. These costs primarily relate to financing, advisory, and professional fees. See Note 2 to the unaudited Consolidated Financial Statements.
Restructuring and Repositioning Charges, Net
The Company continues to identify and pursue opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across the Company's businesses and corporate functions. Accordingly, the Company has initiated certain global actions designed to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions, which the Company refers to as repositioning actions. These actions may or may not lead to a future restructuring action. During fiscal 2015, the Company recorded restructuring and repositioning charges of $289 million, of which $65 million and $169 million were recorded during the quarter and nine months ended June 26, 2015, respectively. The Company recorded restructuring and repositioning charges, net of $13 million and $41 million during the quarter and nine months ended June 24, 2016, respectively. See Note 4 to the unaudited Consolidated Financial Statements.
Operating Income
Operating income for the quarter ended June 24, 2016 decreased by $17 million, or 6.7%, to $236 million, as compared to operating income of $253 million for the quarter ended June 26, 2015. The decrease in operating income was primarily due to an increase in divestiture charges, net of $42 million primarily due to the write-down to fair value of a business in our ROW Integrated Solutions & Services segment that we plan to sell. The decrease is also due to merger costs of $19 million related to the proposed merger with Johnson Controls and the unfavorable impact of foreign currency exchange rates of $10 million, or 4.0%. These decreases are partially offset by a $52 million decrease in restructuring and repositioning charges, net.
Operating income for the nine months ended June 24, 2016 increased by $81 million, or 12.0%, to $754 million, as compared to operating income of $673 million for the nine months ended June 26, 2015. In connection with the additional investment in our UAE joint venture, we recorded a net gain of $111 million within Selling, general and administrative expenses relating to the Company's previously held equity method investment in the joint venture. See Note 5 to the unaudited Consolidated Financial Statements. Operating income also increased due to a $128 million reduction in restructuring and repositioning charges, net, and a $10 million increase in legacy legal gains. Operating income also benefited from previous productivity initiatives. These items were partially offset by an increase of $88 million of divestiture charges, net, primarily related to the loss on the sale of our Australian fire protection business and the write-down to fair value of another ROW Integrated Solutions & Services business that we plan to sell, as well as $45 million in merger costs related to the proposed merger with Johnson Controls. See Notes 2 and 3 to the unaudited Consolidated Financial Statements. Changes in foreign currency exchange rates also had an unfavorable impact on operating income of $35 million, or 5.2%.

Key items impacting operating income for the quarters and nine months ended June 24, 2016 and June 26, 2015, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Gain on equity investment, net	$—	$—	$(111)	$—
Legacy legal losses (gains)	1	(2)	(18)	(8)
Divestiture charges (gains), net	38	(4)	107	19
Restructuring and repositioning charges, net	13	65	41	169
Merger costs	19	—	45	—
Acquisition and integration costs	5	2	9	4
Unfavorable impact of foreign currency	10	N/A	35	N/A
Interest Income and Expense
Interest income was $3 million and $4 million for the quarters ended June 24, 2016 and June 26, 2015, respectively. Interest income was $11 million for both the nine months ended June 24, 2016 and June 26, 2015.
Interest expense was $22 million and $26 million for the quarters ended June 24, 2016 and June 26, 2015, respectively. Interest expense was $68 million and $75 million for the nine months ended June 24, 2016 and June 26, 2015, respectively. The decrease in interest expense for both periods was due to the impact of the debt refinancing during the first quarter of fiscal 2016. See Note 9 to the unaudited Consolidated Financial Statements.
Other Income (Expense), net
Significant components of other income (expense), net for the quarters and nine months ended June 24, 2016 and June 26, 2015 are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Loss on extinguishment of debt (see Note 9 to the unaudited Consolidated Financial Statements)	$—	$—	$(168)	$—
2012 Tax Sharing Agreement gain (loss) (see Note 6 to the unaudited Consolidated Financial Statements)	32	—	32	(2)
2007 Tax Sharing Agreement gain (see Note 6 to the unaudited Consolidated Financial Statements)	22	—	22	—
Equity investment income	—	5	—	5
Other	—	1	3	6
	$54	$6	$(111)	$9
Effective Income Tax Rate
Our effective income tax rate was 11.4% and 20.7% during the quarters ended June 24, 2016 and June 26, 2015, respectively. The decrease in our effective tax rate in the current period was primarily due to the favorable impact from the release of certain Tax Sharing Agreement liabilities and unrecognized tax benefits related to the favorable resolution of the intercompany debt issue. See Note 6 to the unaudited Consolidated Financial Statements. These favorable items were offset by the impact of an impairment for a held for sale business in our ROW Integrated Solutions & Services segment, and from merger costs, which are not expected to generate a tax benefit.
Our effective income tax rate was 22.2% and 13.9% during the nine months ended June 24, 2016 and June 26, 2015, respectively. The increase in our effective tax rate in the current period in addition to the items listed above was primarily due to tax charges in connection with the divestiture of the Australian Fire Protection business and a non-recurring loss on debt extinguishment for which the related deferred tax benefits will not be realized. The prior period was favorably impacted by a decrease in valuation allowances on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized resulting from the impact of restructuring actions and tax law changes in a non-U.S. jurisdiction.

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
Segment Results
The following chart reflects our net revenue by operating segment, as well as the percent of net revenue by operating segment, for the quarters and nine months ended June 24, 2016 and June 26, 2015, respectively.
The segment discussions that follow describe the significant factors contributing to the changes in results for each of our segments included in continuing operations.
NA Integrated Solutions & Services
Financial information for NA Integrated Solutions & Services for the quarters and nine months ended June 24, 2016 and June 26, 2015 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net revenue	$1,004	$972	$2,904	$2,867
Net revenue growth	3.3%	N/A	1.3%	N/A
Organic revenue growth	2.5%	N/A	1.5%	N/A
Segment operating income	$148	$157	$411	$411
Segment operating margin	14.7%	16.2%	14.2%	14.3%

Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2016 Compared to Third Quarter Fiscal 2015	Year to Date Fiscal 2016 Compared to Year to Date Fiscal 2015
Organic revenue growth	$24	$43
Acquisitions	13	25
Impact of foreign currency	(5)	(31)
Total change	$32	$37
Net revenue increased $32 million, or 3.3%, to $1,004 million for the quarter ended June 24, 2016 as compared to $972 million for the quarter ended June 26, 2015. On an organic basis, net revenue grew by $24 million, or 2.5%, from the comparable quarter, with growth driven by both integrated solutions and service revenue. Net revenue was also favorably impacted by $13 million, or 1.3%, due to acquisitions, primarily related to the ShopperTrak acquisition that closed in the second quarter of fiscal 2016. Changes in foreign currency exchange rates unfavorably impacted net revenue by $5 million, or 0.5%.
Net revenue increased $37 million, or 1.3%, to $2,904 million for the nine months ended June 24, 2016 as compared to $2,867 million for the nine months ended June 26, 2015. On an organic basis, net revenue grew by $43 million, or 1.5%, from the comparable period, with growth in both integrated solutions and service revenue, and in particular, in the retail, commercial and institutional vertical markets. Net revenue was also favorably impacted by $25 million, or 0.9%, primarily due to the ShopperTrak acquisition and several acquisitions made during fiscal 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $31 million, or 1.1%.
Segment Operating Income
Segment operating income for the quarter ended June 24, 2016 decreased $9 million, or 5.7%, to $148 million, as compared to segment operating income of $157 million for the quarter ended June 26, 2015. Operating income was unfavorably impacted by the higher mix of installation revenue and higher amortization expense related to recent acquisitions.
Segment operating income was $411 million for both the nine months ended June 24, 2016 and June 26, 2015. Operating income was favorably impacted by the benefit of previous productivity initiatives, offset by higher amortization expense related to recent acquisitions.
ROW Integrated Solutions & Services
Financial information for ROW Integrated Solutions & Services for the quarters and nine months ended June 24, 2016 and June 26, 2015 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net revenue	$794	$842	$2,374	$2,605
Net revenue decline	(5.7)%	N/A	(8.9)%	N/A
Organic revenue growth (decline)	1.9%	N/A	(0.1)%	N/A
Segment operating income	$36	$97	$226	$253
Segment operating margin	4.5%	11.5%	9.5%	9.7%

Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2016 Compared to Third Quarter Fiscal 2015	Year to Date Fiscal 2016 Compared to Year to Date Fiscal 2015
Organic revenue growth (decline)	$15	$(3)
Acquisitions	57	150
Divestitures	(72)	(156)
Impact of foreign currency	(48)	(222)
Total change	$(48)	$(231)
Net revenue decreased $48 million, or 5.7%, to $794 million for the quarter ended June 24, 2016 as compared to $842 million for the quarter ended June 26, 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $48 million, or 5.7%. On an organic basis, net revenue increased by $15 million, or 1.9%, driven by growth in growth markets and Continental Europe due to an increase in service and integrated solutions revenue, partially offset by declines within the United Kingdom driven by pressure within the high-hazard, heavy industrial sector. In addition, divestitures primarily in the Pacific region had an unfavorable impact of $72 million, or 8.6%. Net revenue was favorably impacted by $57 million, or 6.8%, due to acquisitions primarily within growth markets and retail solutions.
Net revenue decreased $231 million, or 8.9%, to $2,374 million for the nine months ended June 24, 2016 as compared to $2,605 million for the nine months ended June 26, 2015. Changes in foreign currency exchange rates unfavorably impacted net revenue by $222 million, or 8.5%. On an organic basis, net revenue declined by $3 million, or 0.1%, primarily in the Pacific region, Asia and the United Kingdom as a result of pressure within the high-hazard, heavy industrial sector partially offset by growth in our growth markets and Continental Europe primarily due to growth in both service and integrated solutions revenue. In addition, divestitures in the Pacific region and Asia had an unfavorable impact of $156 million, or 6.0%. Net revenue was favorably impacted by $150 million, or 5.8%, due to acquisitions primarily within growth markets and retail solutions.
Segment Operating Income
Segment operating income for the quarter ended June 24, 2016 decreased $61 million, or 62.9%, to $36 million as compared to segment operating income of $97 million for the quarter ended June 26, 2015. Segment operating income decreased primarily due to an increase in divestiture charges, net of $57 million, the unfavorable impact of changes in foreign currency exchange rates of $8 million, or 8.2%, and higher amortization expense primarily due to recent acquisitions. These decreases are partially offset by revenue growth, improved execution and the benefit of previous productivity initiatives.
Segment operating income for the nine months ended June 24, 2016 decreased $27 million, or 10.7%, to $226 million as compared to segment operating income of $253 million for the nine months ended June 26, 2015. Segment operating income decreased primarily due to an increase in divestiture charges, net, of $106 million, primarily related to the loss on sale of our Australian fire protection business and the write-down to fair value of another ROW Integrated Solutions & Services business that we plan to sell. See Note 3 to the unaudited Consolidated Financial Statements. In addition, changes in foreign currency exchange rates had an unfavorable impact on segment operating income of $26 million, or 10.3%. In connection with the additional investment in our UAE joint venture, we recorded a net gain of $111 million within Selling, general and administrative expenses relating to the Company's previously held equity method investment in the joint venture. See Note 5 to the unaudited Consolidated Financial Statements. To a lesser extent, segment operating income increased due to the benefit of previous productivity initiatives.
Key items impacting segment operating income for the quarters and nine months ended June 24, 2016 and June 26, 2015, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Divestiture charges (gains), net	$52	$(5)	$124	$18
Gain on equity investment, net	—	—	(111)	—
Unfavorable impact of foreign currency	8	N/A	26	N/A

Global Products
Financial information for Global Products for the quarters and nine months ended June 24, 2016 and June 26, 2015 is as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net revenue	$651	$675	$1,878	$1,925
Net revenue decline	(3.6)%	N/A	(2.4)%	N/A
Organic revenue decline	(0.3)%	N/A	(1.3)%	N/A
Segment operating income	$115	$113	$313	$332
Segment operating margin	17.7%	16.7%	16.7%	17.2%
Net Revenue
The change in net revenue compared to the prior periods is attributable to the following:

Factors Contributing to Year-Over-Year Change	Third Quarter Fiscal 2016 Compared to Third Quarter Fiscal 2015	Year to Date Fiscal 2016 Compared to Year to Date Fiscal 2015
Organic revenue decline	$(2)	$(24)
Acquisitions	—	56
Divestitures	(12)	(16)
Impact of foreign currency	(10)	(63)
Total change	$(24)	$(47)
Net revenue decreased $24 million, or 3.6%, to $651 million for the quarter ended June 24, 2016 as compared to $675 million for the quarter ended June 26, 2015. On an organic basis, net revenue declined by $2 million, or 0.3%. Divestitures in our fire protection products business had an unfavorable impact of $12 million, or 1.8%. Net revenue was also unfavorably impacted by changes in foreign currency exchange rates of $10 million, or 1.5%.
Net revenue decreased $47 million, or 2.4%, to $1,878 million for the nine months ended June 24, 2016 as compared to $1,925 million for the nine months ended June 26, 2015. On an organic basis, net revenue declined by $24 million, or 1.3%, driven by the timing of increased shipments of Scott Air-Paks in our life safety business in the comparable period in the prior year, and to a lesser extent, our fire products business, partially offset by organic growth in our security products business. Divestitures, primarily in our fire protection products business, had an unfavorable impact of $16 million, or 0.8%. Net revenue was unfavorably impacted by changes in foreign currency exchange rates of $63 million, or 3.3%. Net revenue was favorably impacted during the nine months ended June 24, 2016 by $56 million, or 2.9%, from acquisitions, primarily related to the Industrial Safety Technologies acquisition within our life safety business in fiscal 2015.
Segment Operating Income
Segment operating income for the quarter ended June 24, 2016 increased by $2 million, or 1.8% to $115 million, as compared to segment operating income of $113 million for the quarter ended June 26, 2015. Segment operating income was favorably impacted by the benefit of previous productivity initiatives, partially offset by unfavorable revenue mix.
Segment operating income for the nine months ended June 24, 2016 decreased by $19 million, or 5.7% to $313 million, as compared to segment operating income of $332 million for the nine months ended June 26, 2015. Segment operating income decreased due to revenue mix and the decline in revenue. In addition, changes in foreign currency exchange rates had an unfavorable impact on segment operating income of $6 million, or 1.8%. These decreases were partially offset by the benefit of previous productivity initiatives.
Corporate and Other
Corporate expense, excluding restructuring and repositioning charges, net, was $50 million and $49 million for the quarters ended June 24, 2016 and June 26, 2015, respectively. Corporate expense for the current quarter includes merger costs of $19 million related to the proposed merger with Johnson Controls, partially offset by a $13 million divestiture gain, and the benefit of productivity initiatives and cost containment actions.

Corporate expense, excluding restructuring and repositioning charges, net, was $155 million and $154 million for the nine months ended June 24, 2016 and June 26, 2015, respectively. Corporate expense for the nine months of fiscal 2016 includes merger costs of $45 million related to the proposed merger with Johnson Controls, partially offset by a $16 million divestiture gain, a $9 million increase in legacy legal gains and the benefit of productivity initiatives and cost containment actions.
Key items included in corporate expense for the quarters and nine months ended June 24, 2016 and June 26, 2015, respectively, are as follows:

	For the Quarters Ended		For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Merger costs	$19	$—	$45	$—
Divestiture gains, net	(13)	—	(16)	—
Legacy legal losses (gains)	1	(2)	(18)	(9)
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
Additionally, the Company has entered into a senior unsecured term loan facility in the amount of $4 billion to finance the cash consideration for, and fees, expenses and costs incurred in connection with, the merger. In addition, the Company has entered into a revolving credit agreement in the amount of $1 billion, which is intended to replace the Company's existing $1.5 billion revolving credit agreement. Tyco's ability to draw down on both the term loan facility and the new revolving credit agreement is contingent on the consummation of the merger with Johnson Controls. See Note 9 to the unaudited Consolidated Financial Statements.

As of June 24, 2016 and September 25, 2015, our cash and cash equivalents, short- and long-term debt at carrying value, and Tyco shareholder's equity are as follows:

	As of		Credit Availability as of
($ in millions)	June 24, 2016	September 25, 2015	June 24, 2016 (2)
Cash and cash equivalents	$345	$1,401	$—
Total debt (excluding revolving credit facility)	2,506	3,146	—
Revolving credit facility	—	—	1,500
Total Tyco shareholders' equity	4,351	4,041	—
Total debt as a % of total capital (1)	36.5%	43.8%	N/A
(1) Total capital represents the aggregate amount of total debt and total shareholders' equity which was $6,857 million and $7,187 million as of June 24, 2016 and September 25, 2015, respectively.
(2) Excludes amounts available under merger related debt financing as described above.
Significant uses of capital that are expected in the near- to mid-term include expenditures for (i) capital expenditures and dealer investments in annual amounts expected to approximate 3% to 3.5% of total revenues, (ii) the funding of potential tax liabilities or settlements (see Note 6 to the unaudited Consolidated Financial Statements), including with respect to the divestiture of our ADT Korea business, (iii) estimated restructuring payments, of which $96 million has been accrued as a current liability as of June 24, 2016 (see Note 4 to the unaudited Consolidated Financial Statements), (iv) quarterly dividend payments, of which $87 million has been accrued as of June 24, 2016 (see Note 13 to the unaudited Consolidated Financial Statements), and (v) merger related items. The Company intends to fund these capital uses through a combination of available cash, cash generated from operations, borrowing in the commercial paper market or under its revolving credit facility, and borrowing in public or private markets for debt securities. In addition, the Company intends, in its discretion, to pursue strategically important acquisitions, may repurchase its shares from time to time and may engage in other capital market activities, in each case depending on a number of factors, including the Company’s strategic priorities, its financial condition and results of operations, the capital requirements of the Company’s businesses, industry and capital markets factors and other relevant factors.
Sources and uses of cash
Our cash flows from operating, investing and financing from continuing operations for the nine months ended June 24, 2016 and June 26, 2015 are summarized below:

	For the Nine Months Ended
($ in millions)	June 24, 2016	June 26, 2015
Net cash provided by operating activities	$504	$511
Net cash used in investing activities	(511)	(752)
Net cash used in financing activities	(1,041)	(102)
Cash flow from operating activities
Cash flow from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as restructuring activities, pension funding, income taxes, merger costs and other items impact reported cash flow.
The net change in working capital decreased operating cash flow by $479 million in the nine months ended June 24, 2016. The significant changes in working capital included a $149 million decrease in accrued and other liabilities, a $138 million decrease in tax sharing agreement, net, a $69 million increase in contracts in process, a $65 million increase in accounts receivable, and a $55 million increase in inventories.
The net change in working capital decreased operating cash flow by $372 million in the nine months ended June 26, 2015. The significant changes in working capital included a $104 million increase in accounts receivable, a $78 million decrease in accounts payable, a $72 million increase in inventories, a $55 million increase in prepaid expense and other current assets, and a $34 million decrease in accrued and other liabilities.

During the nine months ended June 24, 2016 and June 26, 2015, we paid approximately $67 million and $78 million, respectively, in cash related to restructuring activities. During the nine months ended June 24, 2016 and June 26, 2015, we paid approximately $43 million and $41 million, respectively, in cash related to repositioning activities.
During the nine months ended June 24, 2016 and June 26, 2015, we paid merger related expenses of $20 million and nil, respectively, related to the proposed merger with Johnson Controls.
During the nine months ended June 24, 2016 and June 26, 2015, we made payments of $39 million and nil, respectively, to satisfy a pension obligation.
During the nine months ended June 24, 2016 and June 26, 2015, we made required contributions of $2 million and $9 million, respectively, to our U.S. pension plans and $16 million and $13 million, respectively, to our non-U.S. pension plans. During the nine months ended June 24, 2016, we made voluntary contributions to our non-U.S. pension plan of $4 million. We anticipate that we will contribute $3 million to our U.S. plans and $25 million to our non-U.S. plans during fiscal 2016.
Income taxes paid, net of refunds, related to continuing operations were $51 million and $84 million during the nine months ended June 24, 2016 and June 26, 2015, respectively.
Net interest paid related to continuing operations was $49 million and $52 million for the nine months ended June 24, 2016 and June 26, 2015, respectively.
Cash flow from investing activities
Cash flows related to investing activities consist primarily of cash used for capital expenditures and acquisitions, proceeds derived from divestitures of businesses and assets and the purchase and sales and maturities of investments.
We made capital expenditures of $209 million and $183 million for the nine months ended June 24, 2016 and June 26, 2015, respectively.
During the nine months ended June 24, 2016, total consideration for acquisitions was $320 million, which was comprised of $364 million of cash paid, including $5 million to settle pre-existing matters and $6 million for pre-paid agency commissions, net of cash acquired of $33 million, which primarily related to our additional investment in the UAE joint venture in our ROW Integrated Solutions & Services segment and the acquisition of ShopperTrak in our NA Integrated Solutions & Services and ROW Integrated Solutions & Services segments. During the nine months ended June 26, 2015, we paid cash for acquisitions totaling $525 million, net of $26 million cash acquired, primarily related to acquisitions in in our ROW Integrated Solutions & Services and Global Products segments.
During the nine months ended June 24, 2016, we had net sales and maturities of investments, including restricted investments, of $18 million. During the nine months ended June 26, 2015, we had net purchases of investments, including restricted investments, of $7 million. Maturities of investments of $283 million included time deposits of $275 million, and we made purchases of $290 million of investments, primarily consisting of exchange traded equity and fixed income funds, which were classified as available-for-sale investments and were restricted as to use.
During the nine months ended June 24, 2016, our restricted cash decreased by $3 million. During the nine months ended June 26, 2015, our restricted cash increased by $27 million. This increase was primarily driven by $16 million of cash received from former management, which was required to be shared pursuant to the terms of a legacy class action lawsuit, an increase of $7 million pertaining to the asbestos-related qualified settlement fund, and $4 million of restricted cash related to an acquisition.
Cash flow from financing activities
Cash flows from financing activities relate primarily to proceeds received from incurring debt and issuing stock, and cash used to repay debt, repurchase stock and make dividend payments to shareholders.
During the nine months ended June 24, 2016, we repaid a total of approximately $1,134 million of current portion of long-term debt. On October 14, 2015, the Company redeemed its outstanding $242 million aggregate principal amount 7.0% notes due 2019 and $462 million aggregate principal amount 6.875% notes due 2021, which were classified as current as of September 25, 2015, for total cash of $876 million, which included a make-whole premium of $172 million. Also, on October 15, 2015, the Company repaid $258 million aggregate principal amount of 3.375% notes due 2015, which matured on such date.
During the nine months ended June 24, 2016 and June 26, 2015, we paid debt financing costs of $23 million and $5 million, respectively.

As of June 24, 2016 and September 25, 2015, TIFSA had commercial paper outstanding of $341 million and nil, respectively. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $1.5 billion as of June 24, 2016. As of June 24, 2016 and September 25, 2015, there were no amounts drawn under the Company's revolving credit facility. See Note 9 to the unaudited Consolidated Financial Statements.
During the nine months ended June 26, 2015, TIFSA issued €500 million aggregate principal amount of public notes due 2025, which resulted in proceeds of $567 million.
Pursuant to our share repurchase program, we may repurchase Tyco shares from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to an approved trading plan in accordance with applicable regulations. During the nine months ended June 24, 2016, we did not repurchase shares. During the nine months ended June 26, 2015, we repurchased approximately 10 million ordinary shares for approximately $417 million.
During the nine months ended June 24, 2016 and June 26, 2015, we paid cash dividends of approximately $261 million and $237 million, respectively.
During the nine months ended June 26, 2015, we paid contingent consideration of $23 million related to the transfer of a business license in China to Tyco. Contingent consideration paid during the nine months ended June 24, 2016 was not material.
Management believes that cash generated by or available to us should be sufficient to fund our capital and operational business needs for the foreseeable future.
Commitments and Contingencies
For a detailed discussion of contingencies related to tax and litigation matters, see Notes 6 and 11 to the unaudited Consolidated Financial Statements.
Backlog
We had a backlog of unfilled orders of $4,786 million and $4,562 million as of June 24, 2016 and September 25, 2015, respectively.
The Company's backlog includes recurring revenue-in-force and long-term deferred revenue for upfront fees from its NA and ROW Integrated Solutions & Services segments. Revenue-in-force represents 12 months' revenue associated with monitoring and maintenance services under contract in the security and fire business. Backlog by segment was as follows ($ in millions):

	NA Integrated Solutions & Services	ROW Integrated Solutions & Services	Global Products	Total
As of September 25, 2015
Backlog	$1,035	$820	$195	$2,050
Recurring revenue in force	1,229	1,013	—	2,242
Deferred revenue	235	35	—	270
Total Backlog	$2,499	$1,868	$195	$4,562
As of June 24, 2016
Backlog	$1,181	$961	$170	$2,312
Recurring revenue in force	1,268	952	—	2,220
Deferred revenue	222	32	—	254
Total Backlog	$2,671	$1,945	$170	$4,786
Total backlog increased $224 million, or 4.9%, to $4,786 million as of June 24, 2016 compared to $4,562 million as of September 25, 2015. Acquisitions during fiscal 2016 contributed approximately $194 million, or 4.1%, to total backlog, primarily related to our UAE and ShopperTrak businesses. In addition, backlog also increased in our NA and ROW Integrated Solutions & Services segments. These increases were partially offset by divestitures, primarily related to our Australia fire protection business in our ROW Integrated Solutions & Services segment during fiscal 2016, which had an unfavorable impact of $101 million, or 2.1% to total backlog. In addition, changes in foreign currency had an unfavorable impact to total backlog of $61 million, or 1.3%, primarily in our ROW Integrated Solutions & Services segment.

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
Quarter Ended June 24, 2016

	Net Revenue for the Quarter Ended June 26, 2015	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2015 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth (Decline) Percentage(1)	Net Revenue for the Quarter Ended June 24, 2016
	($ in millions)
NA Integrated Solutions & Services	$972	$—	$972	$(5)	$13	$24	2.5%	$1,004
ROW Integrated Solutions & Services	842	(72)	770	(48)	57	15	1.9%	794
Global Products	675	(12)	663	(10)	—	(2)	(0.3)%	651
Total Net Revenue	$2,489	$(84)	$2,405	$(63)	$70	$37	1.5%	$2,449

(1)	Organic revenue growth (decline) percentage based on adjusted fiscal 2015 base revenue.

Nine Months Ended June 24, 2016

	Net Revenue for the Nine Months Ended June 26, 2015	Base Year Adjustments Divestitures / Other	Adjusted Fiscal 2015 Base Revenue	Foreign Currency	Acquisitions	Organic Revenue	Organic Growth (Decline) Percentage(1)	Net Revenue for the Nine Months Ended June 24, 2016
	($ in millions)
NA Integrated Solutions & Services	$2,867	$—	$2,867	$(31)	$25	$43	1.5%	$2,904
ROW Integrated Solutions & Services	2,605	(156)	2,449	(222)	150	(3)	(0.1)%	2,374
Global Products	1,925	(16)	1,909	(63)	56	(24)	(1.3)%	1,878
Total Net Revenue	$7,397	$(172)	$7,225	$(316)	$231	$16	0.2%	$7,156

(1)	Organic revenue growth (decline) percentage based on adjusted fiscal 2015 base revenue.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure discussed in the 2015 Form 10-K. In order to manage the volatility relating to our more significant market risks, we may enter into forward foreign currency exchange contracts, interest rate swaps and commodity swaps. As of and during the nine months ended June 24, 2016, the Company did not hold or enter into any commodity derivative instruments or interest rate swaps.
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

Item 4.    Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined under Rule 13a-15 of the Securities and Exchange Act (the Exchange Act)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 24, 2016, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended June 24, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Environmental Matters
Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 24, 2016, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $20 million to $69 million. As of June 24, 2016, Tyco concluded that the best estimate within this range is approximately $31 million, of which $11 million is included in Accrued and other current liabilities and $20 million is included in Other liabilities within the Company's Consolidated Balance Sheet.
As previously disclosed, the majority of the liabilities described above relate to ongoing remediation efforts at a facility in the Company's Global Products segment located in Marinette, Wisconsin, which the Company acquired in 1990 in connection with its acquisition of, among other things, the Ansul product line. As of June 24, 2016, the Company concluded that its remaining remediation and monitoring costs related to the Marinette facility were in the range of approximately $12 million to $44 million. The Company's best estimate within that range is approximately $21 million, of which $9 million is included in Accrued and other current liabilities and $12 million is included in Other liabilities within the Company's Consolidated Balance Sheet. Although the Company has recorded its best estimate of the costs that it will incur to remediate and monitor contamination at the Marinette facility, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows.
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
As of June 24, 2016, the Company has determined that there were approximately 3,000 claims pending against its subsidiaries, primarily Grinnell. This amount reflects the Company's current estimate of the number of viable claims made against Grinnell and includes adjustments for claims that are not actively being prosecuted, identify incorrect defendants, are duplicative of other actions or for which the Company is indemnified by third parties.
As of June 24, 2016, the Company's estimated asbestos related net liability recorded within the Company's Consolidated Balance Sheet is $18 million. The net liability within the Consolidated Balance Sheet is comprised of a liability for pending and future claims and related defense costs of $492 million, of which $22 million is recorded in Accrued and other current liabilities, and $470 million is recorded in Other liabilities. The Company also maintains separate cash, investment and other assets within the Consolidated Balance Sheet of $474 million, of which $31 million is recorded in Prepaid expenses and other current assets, and $443 million is recorded in Other assets. Assets include $11 million of cash and $257 million of investments, which have all been designated as restricted. As of September 25, 2015, the Company's estimated net liability recorded within the Company's Consolidated Balance Sheet was $28 million. The net liability was comprised of a liability for pending and future claims and related defense costs of $515 million, of which $23 million was recorded in Accrued and other current liabilities, and $492 million was recorded in Other liabilities. The Company also maintained separate cash, investment and other assets within the Consolidated Balance Sheet of $487 million, of which $38 million was recorded in Prepaid expenses and other current assets, and $449 million was recorded in Other assets. Assets included $11 million of cash and $263 million of investments, which were all designated as restricted.
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

Tax Matters
Tyco and its subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments, in particular with respect to years preceding the 2007 Separation. The issues and proposed adjustments related to such years are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and Tyco's liabilities under the 2007 Tax Sharing Agreement are further subject to the sharing provisions in the 2012 Tax Sharing Agreement. Tyco has previously disclosed that on June 20, 2013, it had received Notices of Deficiency from the IRS asserting that several of Tyco's former U.S. subsidiaries owed additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. In addition, Tyco received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which an additional tax deficiency of approximately $30 million had been asserted. These amounts excluded interest and did not reflect the roll-forward impact on subsequent audit periods.
As previously reported, the Company, as Audit Managing Party under each Tax Sharing Agreement dated September 25, 2007 (among the Company, TE Connectivity Ltd. and Covidien plc (which on January 26, 2015 was acquired by and now operates as a subsidiary of Medtronic plc) and dated September 28, 2012 (among the Company, The ADT Corporation and Pentair Ltd. (along with TE Connectivity and Covidien, the "Parties")), entered into Stipulations of Settled Issues with the IRS intended to resolve all Federal tax disputes related to the intercompany debt issues for the Company’s 1997 - 2000 audit cycle before the U.S. Tax Court. The Stipulations of Settled Issues were contingent upon the IRS Appeals Division applying the same settlement terms to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007). On May 17, 2016 the IRS Office of Appeals issued fully-executed Forms 870-AD that effectively settled the matters on appeal on the same terms as those set forth in the Stipulations of Settled Issues, and on May 31, 2016, the U.S. Tax Court entered decisions consistent with the Stipulations of Settled Issues. As a result, all aspects of this controversy that were before the U.S. Tax Court and Appeals Division of the IRS have been finally resolved for audit cycles 1997 - 2007. The Company paid $120 million to TE Connectivity Ltd. and $2 million to Covidien during the second quarter of fiscal 2016 representing its share of the total amount payable to the IRS in connection with this matter.
Additionally, during the third quarter of fiscal 2016, the Company also paid $12 million to Covidien and $4 million to TE Connectivity with respect to other matters sharable pursuant to the 2007 Tax Sharing Agreement.
As a result of the final settlement, the Company assessed its remaining obligations under its tax sharing agreements. Based on the assessment performed, the Company reversed a portion of its shared tax obligation liabilities related to the 2007 and 2012 Tax Sharing Agreements, and recognized a gain of $54 million in Other income (expense), net within the Consolidated Statements of Operations for both the quarter and nine months ended June 24, 2016. The Company believes the remaining liabilities that it has recorded are sufficient to cover its future obligations under the Tax Sharing Agreements.
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

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, the individual members of its board of directors, Tyco and Merger Sub as defendants. The complaint alleges that Johnson Controls' directors breached their fiduciary duties by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in this joint proxy statement/prospectus. The complaint further alleges that Tyco aided and abetted Johnson Controls' directors in the breach of their fiduciary duties. The complaint seeks, among other things, to enjoin the merger. The Company believes that the claims asserted by the complaint are not valid.

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
Item 1A.    Risk Factors
Tyco's significant business risks are described in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year 2015, to which reference is made herein. There have been no material changes to the risk factors disclosed in such Annual Report other than those set forth in our Form 10-Q for the second quarter of fiscal 2016, filed with the SEC on April 29, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the quarter ended June 24, 2016, no ordinary shares were repurchased on the New York Stock Exchange. In addition, acquisition of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material during the quarter ended June 24, 2016.
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
101
Financial statements from the quarterly report on Form 10-Q of Tyco International plc for the quarter and nine months ended June 24, 2016 formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL PLC
By:	/s/ ROBERT E. OLSON
Robert E. Olson Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Date: July 29, 2016