Form 10-K
period 2016-09-30
Johnson Controls International plc
filed 2016-11-23
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ________ To
Commission File Number 001-13836
JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

One Albert Quay Cork, Ireland
(Address of principal executive offices)
353-21-423-5000
(Registrant's telephone number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 25, 2016, the aggregate market value of Tyco International plc (predecessor registrant to Johnson Controls International plc) Common Stock held by non-affiliates of the registrant was approximately $15.1 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2016, 936,718,105 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 9, 2017 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2016

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco and the spin-off of Adient, changes in tax laws, regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

PART I

ITEM 1	BUSINESS

General

Johnson Controls International plc, headquartered in Cork, Ireland, is a global diversified technology and multi industrial leader serving a wide range of customers in more than 150 countries. The Company creates intelligent buildings, efficient energy solutions, integrated infrastructure and next generation transportation systems that work seamlessly together to deliver on the promise of smart cities and communities. The Company is committed to helping our customers win and creating greater value for all of its stakeholders through strategic focus on our buildings and energy growth platforms.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, the Company acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. The Company entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services. In 2014, the Company acquired Air Distribution Technologies, Inc. (ADTi), one of the largest independent providers of air distribution and ventilation products in North America.

The Company is going through a multi-year portfolio transformation. Included in this transformation are several strategic transactions including the divestiture of its Global Workplace Solutions (GWS) business and the contribution of its Automotive Experience Interiors business to the newly created joint venture with Yanfeng Automotive Trim Systems, both of which occurred during fiscal 2015. On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Buildings product offerings.

On September 2, 2016, Johnson Controls, Inc. ("JCI Inc.") and Tyco International plc (“Tyco”) completed their combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 24, 2016, as amended by Amendment No. 1, dated as of July 1, 2016, by and among JCI Inc., Tyco and certain other parties named therein, including Jagara Merger Sub LLC, an indirect wholly owned subsidiary of Tyco (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, on September 2, 2016, Merger Sub merged with and into JCI Inc., with JCI Inc. being the surviving corporation in the merger and a wholly owned, indirect subsidiary of Tyco (the “Merger”). Following the Merger, Tyco changed its name to “Johnson Controls International plc.” The merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting

Standards Codification ("ASC") 805, "Business Combinations." JCI Inc. was the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of JCI Inc. for periods prior to this transaction are considered to be the historic financial statements of the Company. Refer to Note 2, "Merger Transaction," of the notes to consolidated financial statements for additional information.

The acquisition of Tyco brings together best-in-class product, technology and service capabilities across controls, fire, security, HVAC, power solutions and energy storage, to serve various end-markets including large institutions, commercial buildings, retail, industrial, small business and residential.  The combination of the Tyco and Johnson Controls buildings platforms is expected to create immediate opportunities for near-term growth through cross-selling, complementary branch and channel networks, and expanded global reach for established businesses. The new Company is also expected to benefit by combining innovation capabilities and pipelines involving new products, advanced solutions for smart buildings and cities, value-added services driven by advanced data and analytics and connectivity between buildings and energy storage through infrastructure integration.

On October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc and the issuance of ordinary shares of Adient directly to holders of Johnson Controls ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the Company's shareholders received one ordinary share of Adient plc for every 10 ordinary shares of Johnson Controls held as of the close of business on October 19, 2016, the record date for the distribution. Company shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange (NYSE) under the symbol "ADNT." The Company did not retain any equity interest in Adient plc.

The Building Efficiency business is a global market leader in designing, producing, marketing and installing integrated heating, ventilating and air conditioning (HVAC) systems, building management systems, controls, security and mechanical equipment. In addition, the Buildings business provides technical services and energy management consulting. The Company also provides residential air conditioning and heating systems and industrial refrigeration products.

The Tyco business is a global market leader in providing security products and services, fire detection and suppression products and services, and life and safety products. Tyco designs, sells, installs, services and monitors electronic security systems and fire detection and suppression systems. In addition, Tyco manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems. The products and services are for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide.

The Automotive Experience business is one of the world’s largest automotive suppliers, providing innovative seating and interior systems through our design and engineering expertise. The Company’s technologies extend into virtually every area of the interior including seating, door systems, floor consoles and instrument panels. Customers include most of the world’s major automakers.

The Power Solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. The Company serves both automotive original equipment manufacturers (OEMs) and the general vehicle battery aftermarket. The Company also supplies advanced battery technologies to power start-stop, hybrid and electric vehicles.

Financial Information About Business Segments

Accounting Standards Codification (ASC) 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has eight reportable segments for financial reporting purposes. The Company’s eight reportable segments are presented in the context of its three primary businesses - Buildings, Automotive Experience and Power Solutions. Refer to Note 19, "Segment Information," of the notes to consolidated financial statements for financial information about business segments. For the purpose of the following discussion of the Company’s businesses, the five Buildings reportable segments and the two Automotive Experience reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.

Products/Systems and Services

Buildings

Building Efficiency

Building Efficiency is a global leader in delivering integrated control systems, mechanical equipment, products and services designed to improve the comfort, safety and energy efficiency of non-residential buildings and residential properties with operations in 53 countries. Revenues come from technical services, and the replacement and upgrade of HVAC controls and mechanical equipment in the existing buildings market, where the Company’s large base of current customers leads to repeat business, as well as with installing controls and equipment during the construction of new buildings. Customer relationships often span entire building lifecycles.

Building Efficiency sells its control systems, mechanical equipment and services primarily through the Company’s extensive global network of sales and service offices. Some building controls, products and mechanical systems are sold to distributors of air-conditioning, refrigeration and commercial heating systems throughout the world. In fiscal 2016, approximately 72% of Building Efficiency’s sales were derived from HVAC products and installed control systems for construction and retrofit markets, including 11% of total sales related to new commercial construction. Approximately 28% of its sales in fiscal 2016 originated from its service offerings. In fiscal 2016, Building Efficiency accounted for 35% of the Company’s consolidated net sales.

The Company’s systems include York® chillers, industrial refrigeration products, air handlers and other HVAC mechanical equipment that provide heating and cooling in non-residential buildings. The Metasys® control system monitors and integrates HVAC equipment with other critical building systems to maximize comfort while reducing energy and operating costs. The Company also produces air conditioning and heating equipment and products, including Titus® and Ruskin® brands, for the residential market. As the largest global supplier of HVAC technical services, Building Efficiency staffs, optimizes and repairs building systems made by the Company and its competitors. The Company offers a wide range of solutions such as performance contracting under which guaranteed energy savings are used by the customer to fund project costs over a number of years.

Tyco

Tyco is a leading global provider of security products and services, fire detection and suppression products and services and life safety products. The business offers a broad portfolio of products and services, sold under well-known brands such as Tyco, SimplexGrinnell, Sensormatic, Wormald, Ansul, Simplex, Scott and ADT (other than in the U.S., Canada and Korea), and serves security, fire detection and suppression and life safety needs across commercial, industrial, retail, small business, institutional and governmental markets, as well as non-U.S. residential markets. Tyco holds market-leading positions in large, fragmented industries and believes it is well positioned to leverage its global footprint, deep industry experience, strong customer relationships and innovative technologies to expand its business in both developed and emerging markets. Tyco shares the ADT® trademark with The ADT Corporation and operates under a brand governance agreement between the two companies.

As the merger with Tyco was completed on September 2, 2016, the business accounted for only 2% of the Company’s consolidated net sales in fiscal 2016.

Automotive Experience

Automotive Experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. The business produces automotive interior systems for OEMs and operates approximately 243 wholly- and majority-owned manufacturing or assembly plants, with operations in 33 countries worldwide. Beginning in the fourth quarter of fiscal 2015, the Automotive Experience Interiors business is predominantly in an unconsolidated partially-owned affiliate. Additionally, the business has other partially-owned affiliates in Asia, Europe, North America and South America.

Automotive Experience products and systems include complete seating systems and interior components, including instrument panels, floor consoles, and door systems. In fiscal 2016, Automotive Experience accounted for 45% of the Company’s consolidated net sales.

The business operates assembly plants that supply automotive OEMs with complete seats on a "just-in-time/in-sequence" basis. Seats are assembled to specific order and delivered on a predetermined schedule directly to an automotive assembly line. Certain of the business’s other automotive interior systems are also supplied on a "just-in-time/in-sequence" basis. Foam, metal and plastic seating components, seat covers, seat mechanisms and other components are shipped to these plants from the business’s production facilities or outside suppliers.

Power Solutions

Power Solutions services both automotive OEMs and the battery aftermarket by providing energy storage technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing and distributing approximately 152 million lead-acid batteries annually in approximately 69 wholly- and majority-owned manufacturing or assembly plants, distribution centers and sales offices in 19 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat (AGM) and enhanced flooded battery (EFB) technologies that power start-stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. The business has also invested to develop sustainable lead and poly recycling operations in the North American and European markets. Approximately 75% of unit sales worldwide in fiscal 2016 were to the automotive replacement market, with the remaining sales to the OEM market.

Power Solutions accounted for 18% of the Company’s fiscal 2016 consolidated net sales. Batteries and key components are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.

Competition

Buildings

Building Efficiency

The Building Efficiency business conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for HVAC equipment and controls in the residential and non-residential marketplace include many regional, national and international providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Schneider Electric SA; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Daikin Industries, Ltd.; Lennox International, Inc.; GC Midea Holding Co, Ltd.; Gree Electric Appliances, Inc. and Greenheck Fan Corporation. In addition to HVAC equipment, Building Efficiency competes in a highly fragmented HVAC services market, which is dominated by local providers. The loss of any individual contract would not have a material adverse effect on the Company.

Tyco

The Tyco business operates in markets that are generally highly competitive and fragmented with a small number of large, global firms and thousands of smaller regional and local companies; larger competitors include: Siemens Building Technologies, an operating group of Siemens AG; Honeywell International, Inc., Stanley Black & Decker, Inc., 3M Company and United Technologies Corporation. Competition is based on price, quality, specialized product capacity, breadth of product line, training, support and delivery, with the relative importance of these factors varying depending on the project complexity, product line, the local market and other factors. Tyco's systems integration capabilities, which allows it to offer global solutions to customers that fully integrate the business's security and/or fire offerings into existing information technology networks, business operations and management tools, and process automation and control systems, sets it apart from all but a small number of other large, global competitors.

Automotive Experience

The Automotive Experience business faces competition from other automotive suppliers and, with respect to certain products, from the automobile OEMs who produce or have the capability to produce certain products the business supplies. The automotive supply industry competes on the basis of technology, quality, reliability of supply and price. Design, engineering and product planning are increasingly important factors. Independent suppliers that represent the principal Automotive Experience Seating competitors include Lear Corporation, Faurecia SA and Magna International Inc. The Automotive Experience Interiors business primarily competes with Faurecia SA, Grupo Antolin - Irausa SA and International Automotive Components Group SA.

Power Solutions

Power Solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, DAISA S.A., Costco, NAPA, O’Reilly/CSK, Interstate Battery System of America, Sears, Roebuck & Co. and Wal-Mart stores. Automotive batteries are sold throughout the world under private labels and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The Power Solutions business competes with a number of major U.S. and non-U.S. manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The Power Solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, Camel Group Company Limited, East Penn Manufacturing Company and Banner Batteries GB Limited. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty.

Backlog

The Company’s backlog relating to the Buildings business is applicable to its sales of systems and services. At September 30, 2016, the backlog was $9.5 billion, the majority of which relates to fiscal 2017. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

Raw Materials

Raw materials used by the businesses in connection with their operations, including lead, steel, tin, aluminum, urethane chemicals, brass, copper, sulfuric acid, polypropylene and certain flurochemicals used in our fire suppression agents, were readily available during fiscal 2016, and the Company expects such availability to continue. In fiscal 2017, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

Intellectual Property

Generally, the Company seeks statutory protection for strategic or financially important intellectual property developed in connection with its business. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements.

The Company owns numerous U.S. and non-U.S. patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products or which are used in the manufacture of those products. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, no single patent, or group of patents, is critical to the success of the business. The Company, from time to time, grants licenses under its patents and technology and receives licenses under patents and technology of others.

The Company’s trademarks, certain of which are material to its business, are registered or otherwise legally protected in the U.S. and many non-U.S. countries where products and services of the Company are sold. The Company, from time to time, becomes involved in trademark licensing transactions.

Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company’s claim to copyright protection under U.S. law and appropriate international treaties.

Environmental, Health and Safety Matters

Laws addressing the protection of the environment (environmental laws) and workers’ safety and health (worker safety laws) govern the Company’s ongoing global operations. They generally provide for civil and criminal penalties, as well as injunctive and remedial relief, for noncompliance or require remediation of sites where Company-related materials have been released into the environment.

The Company has expended substantial resources globally, both financial and managerial, to comply with environmental laws and worker safety laws and maintains procedures designed to foster and ensure compliance. Certain of the Company’s businesses are, or have been, engaged in the handling or use of substances that may impact workplace health and safety or the environment. The Company is committed to protecting its workers and the environment against the risks associated with these substances.

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-

related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. See Item 3, "Legal Proceedings," of this report for a discussion of the Company’s potential environmental liabilities.

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2016 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Government Regulation and Supervision

The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states and non-U.S. jurisdictions in which the Company operates have licensing laws directed specifically toward the alarm and fire suppression industries. The Company's security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the United States are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact the Company's fire businesses. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government policies can affect the Company's worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company's business, see Item 1A. Risk Factors.

Employees

As of September 30, 2016, the Company employed approximately 209,000 people worldwide, of which approximately 63,000 were employed in the United States and approximately 146,000 were outside the United States. Approximately 28,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

Seasonal Factors

Certain of Building Efficiency's sales are seasonal as the demand for residential air conditioning equipment generally increases in the summer months. This seasonality is mitigated by the other products and services provided by the Buildings business that have no material seasonal effect.

Financial Information About Geographic Areas

Refer to Note 19, "Segment Information," of the notes to consolidated financial statements for financial information about geographic areas.

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures.

Available Information

The Company’s filings with the U.S. Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Advocacy at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, Board of Directors committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A	RISK FACTORS

Risks Relating to Business Operations

General economic, credit and capital market conditions could adversely affect our financial performance, our ability to grow or sustain our businesses and our ability to access the capital markets.

We compete around the world in various geographic regions and product markets. Global economic conditions affect each of our primary businesses. As we discuss in greater detail in the specific risk factors for each of our businesses that appear below, any future financial distress in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our businesses.

The capital and credit markets provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors; then our financial condition, results of operations and cash flows could be adversely affected.

Some of the industries in which we operate are cyclical and, accordingly, demand for our products and services could be adversely affected by downturns in these industries.

Much of the demand for installation of HVAC, security products, and fire detection and suppression solutions is driven by commercial and residential construction and industrial facility expansion and maintenance projects. Commercial and residential construction projects are heavily dependent on general economic conditions, localized demand for commercial and residential real estate and availability of credit. Commercial and residential real estate markets are prone to significant fluctuations in supply and demand. In addition, most commercial and residential real estate developers rely heavily on project financing in order to initiate and complete projects. Declines in real estate values could lead to significant reductions in the availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors could in turn hamper demand for new HVAC, fire detection and suppression and security installations.

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

The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies, mining and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries historically have tended to delay major capital projects, including greenfield construction, maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy and commodity prices and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services. Although our industrial customers tend to be less dependent on project financing than real estate developers, disruptions in financial markets and banking systems could make credit and capital markets difficult for our customers to access, and could raise the cost of new debt for our customers to prohibitive levels. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during periods of favorable end-market conditions.

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

Decreased demand from our customers in the automotive industry may adversely affect our results of operations.

Our financial performance in the Power Solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 25% of the total sales of the Power Solutions business in fiscal 2016. Declines in the North American, European and Asian automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, which, if significant, would have a material adverse effect on our business and results of operations.

An inability to successfully respond to competition and pricing pressure from other companies in the Power Solutions business may adversely impact our business.

Our Power Solutions business competes with a number of major U.S. and non-U.S. manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. If we are unable to remain competitive and maintain market share in the regions and markets we serve, our business, financial condition and results of operations may be adversely affected.

Volatility in commodity prices may adversely affect our results of operations.

Increases in commodity costs can negatively impact the profitability of orders in backlog as prices on such orders are typically fixed; therefore, in the short-term we cannot adjust for changes in certain commodity prices. In these cases, if we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, unfavorability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level.

In our Power Solutions business, lead is a major component of lead-acid batteries, and the price of lead may be highly volatile. We attempt to manage the impact of changing lead prices through the recycling of used batteries returned to us by our aftermarket customers, commercial terms and commodity hedging programs. Our ability to mitigate the impact of lead price changes can be impacted by many factors, including customer negotiations, inventory level fluctuations and sales volume/mix changes, any of which could have an adverse effect on our results of operations.

Additionally, the prices of other commodities, primarily fuel, acid, resin and tin, may be volatile. If other commodity prices rise, and if we are not able to recover these cost increases through price increases to our customers, such increases will have an adverse effect on our results of operations. Moreover, the implementation of any price increases to our customers could negatively impact the demand for our products.

We rely on our global direct installation channel for a significant portion of our revenue. Failure to maintain and grow the installed base resulting from direct channel sales could adversely affect our business.

Unlike many of our competitors, the Company relies on a direct sales channel for a substantial portion of our revenue. The direct channel provides for the installation of fire and security solutions, and HVAC equipment manufactured by the Company. This represents a significant distribution channel for our products, creates a large installed base of our fire and security solutions, and HVAC equipment, and creates opportunities for longer term service and monitoring revenue. If we are unable to maintain or grow this installation business, whether due to changes in economic conditions, a failure to anticipate changing customer needs, a failure to introduce innovative or technologically advanced solutions, or for any other reason, our installation revenue could decline, which could in turn adversely impact our product pull through and our ability to grow service and monitoring revenue.

Our future growth is dependent upon our ability to develop or acquire new technologies that achieve market acceptance with acceptable margins.

Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products, we may be unable to detect and correct defects in the design of a product or in its application to a specified use, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, the markets for our products and services may not develop or grow as we anticipate. As a result, the failure of our technology, products or services to gain market acceptance, the potential for product defects, product quality issues, or the obsolescence of our products and services could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks associated with our non-U.S. operations could adversely affect our business, financial condition and results of operations.

We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia, South America, the Middle East, Europe and emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations to cover our capital needs and debt service requirements.

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While we employ financial instruments to hedge some of our transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. For example, the announcement of the United Kingdom’s decision to exit the European Union caused significant volatility in currency exchange rates, especially between the U.S. dollar and British pound sterling. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our profit margin in various locations outside of the U.S. and adversely impact the comparability of results from period to period.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including import, export, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to our restructuring actions; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest, and possible terrorist attacks.

These and other factors may have a material adverse effect on our non-U.S. operations and therefore on our business and results of operations.

Our businesses operate in regulated industries and are subject to a variety of complex and continually changing laws and regulations.

Our operations and employees are subject to various U.S. federal, state and local licensing laws, codes and standards and other laws and regulations. Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations were to change or if we or our products failed to comply, our business, financial condition and results of operations could be adversely affected.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws around the world.

The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

As previously reported, we and the Securities and Exchange Commission (SEC) resolved alleged FCPA violations related to the Building Efficiency marine business in China dating back to 2007, which the Company had self-reported to the SEC and the Department of Justice (DOJ) in June 2013, and we are subject to a Cease and Desist Order (“Order”) issued by the SEC related to this matter that requires us to make certain reports to the SEC over a one year period. Notwithstanding the resolution of this matter with the SEC, we may be subject to allegations of FCPA or similar bribery violations in the future and we may be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of these compliance matters. If so, or if we are unable to comply with the provisions of the Order and other agreements, we may be subject to additional investigation or enforcement by the SEC, DOJ or other governmental agencies. In such a case, we could be subject to material fines, injunctions on future conduct, the imposition of a compliance monitor, or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks arising from regulations applicable to companies doing business with the U.S. government.

Our customers include many U.S. Federal, state and local government authorities. Doing business with the U.S. government and state and local authorities subjects us to unusual risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for failure to perform under the applicable contract. We are subject to potential government investigations of business practices and compliance with government procurement and security regulations, which can be expensive and burdensome. If we were charged with wrongdoing as a result of an investigation, we could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company's results of operations. In addition, various U.S. federal and state legislative proposals have been made that would deny governmental contracts to U.S. companies that have moved their corporate location abroad. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

Infringement or expiration of our intellectual property rights, or allegations that we have infringed the intellectual property rights of third parties, could negatively affect us.

We rely on a combination of trademarks, trade secrets, patents, copyrights, know-how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

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

Global climate change could negatively affect our business.

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to incentives, that if discontinued, could adversely impact the demand for energy efficient buildings and batteries for energy efficient vehicles, and could increase costs of compliance. These factors may impact the demand for our products, obsolescence of our products and our results of operations.

There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to our business. For example, the demand for our products and services, such as residential air conditioning equipment and automotive replacement batteries, may be affected by unseasonable weather conditions. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. The Company could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for our products and the resources needed to produce them.

Potential liability for environmental contamination could result in substantial costs

We have projects underway at multiple current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties. These projects relate to a variety of activities, including solvent, oil, metal, lead and other hazardous substance contamination cleanup; and structure decontamination and demolition, including asbestos abatement. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business and results of operations.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters, including those related to the manufacturing and recycling of lead-acid batteries, which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials, including as it pertains to lead, the primary material used in the manufacture of lead-acid batteries. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require the Company to make material changes to its operations, resulting in significant increases to the cost of production.

We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.

We and certain of our subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.

The amounts we have recorded for asbestos-related liabilities and insurance-related assets in the consolidated statements of financial position are based on our current strategy for resolving asbestos claims, currently available information, and a number of variables, estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants and the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results. If actual liabilities are significantly higher than those recorded, the cost of resolving such liabilities could have a material adverse effect on our financial position, results of operations or cash flows.

Risks related to our defined benefit retirement plans may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plans in future periods. Because we mark-to-market our defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to "Critical Accounting Estimates and Policies" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

We may be unable to realize the expected benefits of our restructuring actions, which could adversely affect our profitability and operations.

To align our resources with our growth strategies, operate more efficiently and control costs, we periodically announce restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. We may undertake additional restructuring actions and workforce reductions in the future. As these plans and actions are complex, unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned, and our operations and business may be disrupted.

Negative or unexpected tax consequences could adversely affect our results of operations.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to additional changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position, and the future sale of certain businesses could potentially result in the repatriation of accumulated foreign earnings that could materially and adversely affect our results of operations. Additionally, changes in tax laws in the U.S., Ireland or in other countries where we have significant operations could materially affect deferred tax assets and liabilities on our consolidated statements of financial position and our income tax provision in our consolidated statements of income.

We are also subject to tax audits by governmental authorities. Negative unexpected results from one or more such tax audits could adversely affect our results of operations.

Legal proceedings in which we are, or may be, a party may adversely affect us.

We are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters, third party liability, including product liability claims and employment claims. There is a possibility that such claims may have an adverse impact on our results of operations that is greater than we anticipate and/or negatively affect our reputation.

A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.

Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Historically, we have relied on our ability to issue commercial paper rather than to draw on our credit facility to support our daily operations, which means that a downgrade in our ratings or volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on our business or our ability to meet our liquidity needs.

Additionally, several of our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. Further, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

The potential insolvency or financial distress of third parties could adversely impact our business and results of operations.

We are exposed to the risk that third parties to various arrangements who owe us money or goods and services, or who purchase goods and services from us, will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us. In such events, we may incur losses, or our results of operations, financial condition or liquidity could otherwise be adversely affected.

We may be unable to complete or integrate acquisitions or joint ventures effectively, which may adversely affect our growth, profitability and results of operations.

We expect acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements), to play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses or joint ventures into our existing operations and achieving projected synergies which could result in impairment of assets, including goodwill and acquired intangible assets. Given the significance of the Company's recent acquisitions, the goodwill and intangible assets recorded were significant and impairment of such assets could result in a material adverse impact on our financial condition and results of operation. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. If we were to use equity securities to finance a future acquisition, our then-current shareholders would experience dilution. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other factors related to acquisitions and joint ventures may negatively and adversely impact our growth, profitability and results of operations.

Risks associated with joint venture investments may adversely affect our business and financial results.

We have entered into several joint ventures and we may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we may compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner’s consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. These risks could result in a material adverse effect on our business and financial results.

We are subject to business continuity risks associated with centralization of certain administrative functions.

We have been regionally centralizing certain administrative functions, primarily in North America, Europe and Asia, to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted, which could have an adverse impact on our business.

A failure of our information technology (IT) and data security infrastructure could adversely impact our business and operations.

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business.

We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential matter. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes resulting from the Merger and the spin-off of the Automotive Experience business ("Separation"), or as a result of any future leadership transition or corporate initiatives could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.

We employ approximately 209,000 people worldwide. Approximately 13% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. There are costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Our continued compliance with these disclosure rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices, or that we will be able to satisfy customers who require our products to be conflict free. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

We are exposed to greater risks of liability for employee acts or omissions, or system failure, in our fire, security and life safety businesses than may be inherent in other businesses.

If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or a security or fire system failure, he or she may pursue legal action against us, and the cost of defending the legal action and of any judgment could be substantial. In particular, because many of our products and services are intended to protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other products and services. We could face liability for failure to respond adequately to alarm activations or failure of our fire protection or life safety systems to operate as expected. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. In an attempt to reduce this risk, our installation, service and monitoring agreements and other contracts contain provisions limiting our liability in such circumstances, and we typically maintain product liability insurance to mitigate the risk that our products and services fail to operate as expected. However, in the event of litigation, it is possible that contract limitations may be deemed not applicable or unenforceable, that our insurance coverage is not adequate, or that insurance carriers deny coverage of our claims. As a result, such employee acts or omissions or system failures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not own the right to use the ADT® brand name in the U.S. and Canada.

Tyco owns the ADT® brand name in jurisdictions outside of the U.S. and Canada, and The ADT Corporation ("ADT") owns the brand name in the U.S. and Canada. Although Tyco has entered agreements with ADT designed to protect the value of the ADT® brand, we cannot assure you that actions taken by ADT will not negatively impact the value of the brand outside of the U.S. and Canada. These factors expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including ADT's business conduct in the U.S. and Canada. Any of these factors may adversely affect our business, financial condition, results of operations and cash flows.

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

A variety of other factors could adversely affect the results of operations of our Power Solutions business.

Any of the following could materially and adversely impact the results of operations of our Power Solutions business: loss of, or changes in, automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may adversely impact the lead-acid battery market, including replacement cycle; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including lithium-ion technology; impact of potential increases in lithium-ion battery volumes on established lead-acid battery volumes as lithium-ion battery technology grows and costs become more competitive; financial instability or market declines of our customers or suppliers; slower than projected market development in emerging markets; interruption of supply of certain single-source components; changing nature of our joint ventures and relationships with our strategic business partners; unseasonable weather conditions in various parts of the world; our ability to secure sufficient tolling capacity to recycle batteries; price and availability of battery cores used in recycling; and the lack of the development of a market for hybrid and electric vehicles.

A variety of other factors could adversely affect the results of operations of our Building business.

Any of the following could materially and adversely impact the results of operations of our Building business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of our products; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency or refrigerant legislation; and natural or man-made disasters or losses that impact our ability to deliver products and services to our customers.

Risks Relating to Recent Strategic Transactions

We may fail to realize the anticipated benefits of the business combination between Johnson Controls, Inc. and Tyco International plc.

The success of the Merger will depend on, among other things, our ability to combine the legacy businesses of Johnson Controls and Tyco in a manner that realizes anticipated synergies and facilitates growth opportunities, and achieves the projected stand-alone cost savings and revenue growth trends identified by us. We expect to benefit from operational and general and administrative cost synergies resulting from the consolidation of capabilities and branch optimization, as well as greater tax efficiencies from global management and global cash movement. We may also enjoy revenue synergies, including product and service cross-selling, a more diversified and expanded product offering and balance across geographic regions. However, we must successfully combine the legacy businesses of Johnson Controls and Tyco in a manner that permits these cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, we may not realize fully, or at all, the anticipated benefits of the Merger, or it may take longer to realize the benefits than expected.

Other factors may prevent us from realizing the anticipated benefits of the Merger or impact our future performance. These include, among other items, the possibility that the contingent liabilities of either party (including contingent tax liabilities) are larger than expected, the existence of unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger and possible adverse tax consequences pursuant to changes in applicable tax laws, regulations or other administrative guidance (including potential adverse tax consequences that could result from recently issued Treasury regulations concerning the treatment of related-party debt or if any recently introduced anti-inversion legislative proposals were to be enacted in their current form and retroactively applied to the Merger). In addition, we may be subject to additional restrictions resulting from Tyco’s incurrence of debt in connection with the merger and as a result of the Company's Irish domicile.

We may encounter significant difficulties in combining the legacy Johnson Controls and Tyco businesses.

The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to combining the business practices and operations of the legacy Johnson Controls and Tyco businesses. This process may disrupt the businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect our results of operations. The overall combination of legacy Johnson Controls and Tyco businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention. The difficulties of combining the operations of the companies include, among others:

•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in assimilating employees and in attracting and retaining key personnel;
•challenges in keeping existing customers and obtaining new customers;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•contingent liabilities (including contingent tax liabilities) that are larger than expected; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger, including possible adverse tax consequences to the combined company pursuant to changes in applicable tax laws or regulations.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company.

The Internal Revenue Service may not agree that we should be treated as a non-U.S. corporation for U.S. federal tax purposes and may not agree that the our U.S. affiliates should not be subject to certain adverse U.S. federal income tax rules.

Under current U.S. federal tax law, a corporation is generally considered for U.S. federal tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Because Johnson Controls International plc is an Irish incorporated entity, it would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. However, Section 7874 of the Code ("Section 7874") provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

Under Section 7874, if (1) former Johnson Controls, Inc. shareholders owned (within the meaning of Section 7874) 80% or more (by vote or value) of our ordinary shares after the Merger by reason of holding Johnson Controls, Inc. common stock (the "80% ownership test," and such ownership percentage the "Section 7874 ownership percentage"), and (2) our "expanded affiliated group" did not have "substantial business activities" in Ireland (the "substantial business activities test"), we will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the former Johnson Controls, Inc. shareholders after the Merger was less than 80% but at least 60% (the "60% ownership test"), and the substantial business activities test was not met, we and our U.S. affiliates (including the U.S. affiliates historically owned by Tyco) may, in some circumstances, be subject to certain adverse U.S. federal income tax rules (which, among other things, could limit their ability to utilize certain U.S. tax attributes to offset U.S. taxable income or gain resulting from certain transactions).

Based on the terms of the Merger, the rules for determining share ownership under Section 7874 and certain factual assumptions, we believe that former Johnson Controls, Inc. shareholders owned (within the meaning of Section 7874) less than 60% (by both vote and value) of our ordinary shares after the Merger by reason of holding shares of Johnson Controls, Inc. common stock. Therefore, under current law, we believe that we should not be treated as a U.S. corporation for U.S. federal tax purposes and that Section 7874 should otherwise not apply to us or our affiliates as a result of the Merger.

However, the rules under Section 7874 are relatively new and complex and there is limited guidance regarding their application. In particular, ownership for purposes of Section 7874 is subject to various adjustments under the Code and the Treasury regulations promulgated thereunder, and there is limited guidance regarding Section 7874, including with respect to the application of the ownership tests described therein. As a result, the determination of the Section 7874 ownership percentage is complex and is subject to factual and legal uncertainties. Thus, there can be no assurance that the IRS will agree with the position that we should not be treated as a U.S. corporation for U.S. federal tax purposes or that Section 7874 does not otherwise apply as a result of the Merger.

In addition, on April 4, 2016, the U.S. Treasury and the IRS issued temporary Treasury regulations under Section 7874 (the "Temporary Section 7874 Regulations"), which, among other things, require certain adjustments that generally increase, for purposes of the Section 7874 ownership tests, the percentage of the stock of a foreign acquiring corporation deemed owned (within the meaning of Section 7874) by the former shareholders of an acquired U.S. corporation by reason of holding stock in such U.S. corporation. For example, these temporary regulations disregard, for purposes of determining this ownership percentage, (1) any "non-ordinary course distributions" (within the meaning of the temporary regulations) made by the acquired U.S. corporation (such as Johnson Controls, Inc.) during the 36 months preceding the acquisition, including certain dividends and share repurchases, (2) potentially any cash consideration received by the shareholders of such U.S. corporation in the acquisition to the extent such cash is, directly or indirectly, provided by the U.S. corporation, as well as (3) certain stock of the foreign acquiring corporation that was issued as consideration in a prior acquisition of another U.S. corporation (or U.S. partnership) during the 36 months preceding the signing date of a binding contract for the acquisition being tested. Taking into account the effect of these temporary regulations, we believe that the Section 7874 ownership percentage of former Johnson Controls, Inc. shareholders in us was less than 60%. However, these temporary regulations are new and complex and there is limited guidance regarding their application. Accordingly, there can be no assurance that the IRS will not successfully assert that either the 80% ownership test or the 60% ownership test was met after the Merger.

If the 80% ownership test was met after the Merger and we were accordingly treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, we would be subject to substantial additional U.S. tax liability. Additionally, in such case, our non-U.S. shareholders would be subject to U.S. withholding tax on the gross amount of any dividends we pay to such shareholders (subject to an exemption or reduced rate available under an applicable tax treaty). Regardless of any application of Section 7874, we are treated as an Irish tax resident for Irish tax purposes. Consequently, if we were to be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, we could be liable for both U.S. and Irish taxes, which could have a material adverse effect on our financial condition and results of operations.

If the 60% ownership test were met, several adverse U.S. federal income tax rules could apply to our U.S. affiliates. In particular, in such case, Section 7874 could limit the ability of such U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset any taxable income or gain resulting from certain transactions, including any transfers or licenses of property to a foreign related person during the 10-year period following the Merger. The Temporary Section 7874 Regulations generally expand the scope of these rules. If the 60% ownership test were met after the Merger, such current and future limitations would apply to our U.S. affiliates (including the U.S. affiliates historically owned by Tyco), and their application could limit their ability to utilize such U.S. tax attributes against any income or gain recognized in connection with the Adient spin-off. In such case, the application of such rules could result in significant additional U.S. tax liability. In addition, the Temporary Section 7874 Regulations (and certain related temporary regulations issued under other provisions of the Code) include new rules that would apply if the 60% ownership test were met, which, in such situation, may limit our ability to restructure or access cash earned by certain of our non-U.S. subsidiaries, in each case, without incurring substantial U.S. tax liabilities.

Future potential changes to the tax laws could result in our being treated as a U.S. corporation for U.S. federal tax purposes or in us and our U.S. affiliates (including the U.S. affiliates historically owned by Tyco) being subject to certain adverse U.S. federal income tax rules.

As discussed above, under current law, we believe that we should be treated as a non-U.S. corporation for U.S. federal tax purposes and that Section 7874 does not otherwise apply as a result of the Merger. However, changes to Section 7874, or the U.S. Treasury regulations promulgated thereunder, could affect our status as a non-U.S. corporation for U.S. federal tax purposes or could result in the application of certain adverse U.S. federal income tax rules to us and our U.S. affiliates (including the U.S. affiliates historically owned by Tyco). Any such changes could have prospective or retroactive application, and may apply even though the Merger has been consummated. If we were to be treated as a U.S. corporation for federal tax purposes or if we or our U.S. affiliates (including the U.S. affiliates historically owned by Tyco) were to become subject to such adverse U.S. federal income tax rules, we and our U.S. affiliates could be subject to substantially greater U.S. tax liability than currently contemplated.

Recent legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as would cause us to be treated as a U.S. corporation if our place of management and control or the place of management and control of our non-U.S. affiliates were determined to be located primarily in the United States. In addition, recent legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. For example, multiple proposals introduced by certain Democratic members of both houses of Congress, which, if enacted in their present form, would be effective retroactively to certain transactions (including the Merger), would, among other things, treat a foreign acquiring corporation as a U.S. corporation for U.S. federal tax purposes under Section 7874 if the former shareholders of a U.S. corporation acquired by such foreign acquiring corporation own more than 50% of the shares of the foreign acquiring corporation after the acquisition. These proposals, if enacted in their present form and made retroactive to a date before the date of the closing of the Merger, would cause us to be treated as a U.S. corporation for U.S. federal tax purposes. In such case, we would be subject to substantially greater U.S. tax liability than currently contemplated.

Other recent legislative and other proposals, if enacted, as well as the recently issued Treasury Regulations relating to treatment of related-party debt under Section 385 of the Code, could cause us and our affiliates to be subject to certain intercompany financing limitations, including with respect to their ability to deduct certain interest expense, and could cause us and our affiliates to recognize additional taxable income. Any such proposals, regulations and any other relevant provisions that could change on a prospective or retroactive basis, could have a significant adverse effect on us and our affiliates.

It is presently uncertain whether any such proposals or other legislative action relating to the scope of U.S. tax residence, Section 7874 or so-called inversion transactions and inverted groups will be enacted into law, and whether the recently issued Treasury Regulations relating to treatment of related-party debt could have a material impact on our future financial results.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off of Adient plc

On October 31, 2016, we completed the separation of our Automotive Experience through the spin-off of Adient plc to shareholders. Following the spin-off, we are a smaller and less diversified company with a narrower business focus and, as a result, we may be more vulnerable to changing market conditions.

Although we believe that the spin-off of Adient plc will provide financial, operational, managerial and other benefits to us and shareholders, the spin-off may not provide such results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. In addition, we have and will continue to incur one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating as independent, publicly-traded companies that the two businesses are no longer able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the spin-off or if our costs exceed our estimates, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

Adient may fail to perform under various transaction agreements that we have executed as part of the Separation.

In connection with the Separation, we and Adient have entered into a separation and distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and a transitional trademark license agreement. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Separation. We will rely on Adient to satisfy its performance and payment obligations under these agreements. If Adient is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

Risks Relating to Our Jurisdiction of Incorporation

Legislative action in the U.S. could materially and adversely affect us.

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, affect our status as a non-U.S. corporation for U.S. federal income tax purposes, or otherwise affect the taxes that the U.S. imposes on our worldwide operations. Such changes could have retroactive effect and could have a material adverse effect on our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding or limiting our ability, as an Irish company, to take advantage of tax treaties with the U.S., we could incur additional tax expense and/or otherwise incur business detriment.

Legislation relating to governmental contracts could materially and adversely affect us.

Various U.S. federal and state legislative proposals that would deny governmental contracts to U.S. companies that have moved their corporate location abroad may affect us. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

A judgment obtained against the combined company will be enforced by the courts of Ireland if the following general requirements are met:

•	U.S. courts must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules (the submission to jurisdiction by the defendant would satisfy this rule); and

•	the judgment must be final and conclusive and the decree must be final and unalterable in the court which pronounces it.

A judgment can be final and conclusive even if it is subject to appeal or even if an appeal is pending. But where the effect of lodging an appeal under the applicable law is to stay execution of the judgment, it is possible that in the meantime the judgment may not be actionable in Ireland. It remains to be determined whether final judgment given in default of appearance is final and conclusive. Irish courts may also refuse to enforce a judgment of the U.S. courts which meets the above requirements for one of the following reasons:

•	the judgment is not for a definite sum of money;

•	the judgment was obtained by fraud;

•	the enforcement of the judgment in Ireland would be contrary to natural or constitutional justice;

•	the judgment is contrary to Irish public policy or involves certain U.S. laws which will not be enforced in Ireland; or

•
jurisdiction cannot be obtained by the Irish courts over the judgment debtors in the enforcement proceedings by personal service Ireland or outside Ireland under Order 11 of the Irish Superior Courts Rules.

As an Irish company, Johnson Controls is governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Johnson Controls International plc securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

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

Changes to the U.S. model income tax treaty could adversely affect us.

On February 17, 2016, the U.S. Treasury released a newly revised U.S. model income tax convention (the "model"), which is the baseline text used by the U.S. Treasury to negotiate tax treaties. The new model treaty provisions were preceded by draft versions released by the U.S. Treasury on May 20, 2015 (the "May 2015 draft") for public comment. The revisions made to the model address certain aspects of the model by modifying existing provisions and introducing entirely new provisions. Specifically, the new provisions target (i) permanent establishments subject to little or no foreign tax, (ii) special tax regimes, (iii) expatriated entities subject to Section 7874, (iv) the anti-treaty shopping measures of the limitation on benefits article and (v) subsequent changes in treaty partners' tax laws.

With respect to new model provisions pertaining to expatriated entities, because we do not believe that the Merger resulted in the creation of an expatriated entity as defined in Section 7874, payments of interest, dividends, royalties and certain other items of income by or to us and/or our U.S. affiliates to or from non-U.S. persons would not be expected to become subject to full withholding tax, even if applicable treaties were subsequently amended to adopt the new model provisions. In response to comments the U.S. Treasury received regarding the May 2015 draft, the new model treaty provisions pertaining to expatriated entities fix the definition of "expatriated entity" to the meaning ascribed to such term under Section 7874(a)(2)(A) as of the date the relevant bilateral treaty is signed. However, as discussed above, the rules under Section 7874 are relatively new, complex and are the subject of current and future legislative and regulatory changes. Accordingly, there can be no assurance that the IRS will agree with the position that the Merger did not result in the creation of an expatriated entity (within the meaning of Section 7874) under the law as in effect at the time the applicable treaty were to be amended or that such a challenge would not be sustained by a court, or that such position would not be affected by future or regulatory action which may apply retroactively to the Merger.

Transfers of Johnson Controls ordinary shares may be subject to Irish stamp duty.

For the majority of transfers of Johnson Controls ordinary shares, there is no Irish stamp duty. However, Irish stamp duty is payable in respect of certain share transfers. A transfer of Johnson Controls ordinary shares from a seller who holds shares beneficially (i.e. through the Depository Trust Company ("DTC")) to a buyer who holds the acquired shares beneficially is not subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of Johnson Controls ordinary shares by a seller who holds shares directly (i.e. not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to Johnson Controls transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and, at the time of the transfer, there is no agreement in place for a sale of the shares.

We currently intend to pay, or cause one of our affiliates to pay, stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases Johnson Controls may, in its absolute discretion, pay or cause one of its affiliates to pay any stamp duty. Johnson Controls Memorandum and Articles of Association provide that, in the event of any such payment, Johnson Controls (i) may seek reimbursement from the buyer, (ii) may have a lien against the Johnson Controls ordinary shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in Johnson Controls ordinary shares has been paid unless one or both of such parties is otherwise notified by Johnson Controls.

Dividends you receive may be subject to Irish dividend withholding tax.

In certain circumstances, as an Irish tax resident company, we may be required to deduct Johnson Controls dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Whether Johnson Controls is required to deduct Irish dividend withholding tax from dividends paid to a shareholder depends largely on whether that shareholder is resident for tax purposes in a “relevant territory.” A list of the “relevant territories” is included as Annex C to the proxy statement/prospectus related to the re-domicile to Ireland.

Dividends received by you could be subject to Irish income tax.

Dividends paid in respect of Johnson Controls ordinary shares generally are not subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Johnson Controls.

Johnson Controls shareholders who receive their dividends subject to Irish dividend withholding tax generally will have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Johnson Controls.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 2	PROPERTIES

The Company conducts its operations in approximately 63 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2016, these properties totaled approximately 123 million square feet of floor space of which 76 million square feet are owned and 47 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Building Efficiency Systems and Service North America operates through a network of sales and service offices located in North America. The business occupies approximately 3 million square feet, of which 2 million square feet are leased and 1 million square feet are owned.

Building Efficiency Products North America operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America. The business occupies approximately 12 million square feet, of which 6 million square feet are leased and 6 million square feet are owned.

Building Efficiency Asia operates through a network of manufacturing facilities, sales and service offices and assembly and/or warehouse centers located in the Asia-Pacific region. The business occupies approximately 12 million square feet, of which 7 million square feet are owned and 5 million square feet are leased.

Building Efficiency Rest of World operates through a network of manufacturing facilities, sales and service offices and assembly and/or warehouse centers located in South America, Europe, the Middle East and Africa. The business occupies approximately 11 million square feet, of which 7 million square feet are leased and 4 million square feet are owned.

Tyco operates through a network of manufacturing facilities, monitoring centers, sales and service offices, and assembly and/or warehouse centers located in North America, South America, Europe, Africa and the Asia-Pacific region. The business occupies approximated 13 million square feet, of which 10 million square feet are leased and 3 million square feet are owned.

Automotive Experience Seating operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, South America, Europe, Africa and the Asia-Pacific region. The business occupies approximately 27 million square feet, of which 16 million square feet are owned and 11 million square feet are leased.

Automotive Experience Interiors operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, South America, Europe and the Asia-Pacific region. The business occupies approximately 4 million square feet, of which 2 million square feet are owned and 2 million square feet are leased.

Power Solutions operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, South America, Europe and the Asia-Pacific region. The business occupies approximately 39 million square feet, of which 37 million square feet are owned and 2 million square feet are leased.

Corporate offices operate in North America, Europe and the Asia-Pacific region, which occupy approximately 2 million square feet, of which the majority is leased.

ITEM 3	LEGAL PROCEEDINGS

Environmental Matters

As noted in Item 1, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 51 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2016, reserves for environmental liabilities totaled $55 million, of which $15 million was recorded within other current liabilities and $40 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. The Company reviews the status of its environmental sites on a quarterly basis and adjusts its reserves accordingly. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Efficiency businesses. At September 30, 2016, the Company recorded conditional asset retirement obligations of $74 million.

In the first quarter of fiscal 2016, our Power Solutions business entered into a Consent Order with the South Carolina Department of Health and Environmental Control related to alleged violations of U.S. Environmental Protection Agency and South Carolina air regulations and permit conditions and failure to comply with standard operating procedures at the Company’s Florence, South Carolina Battery Recycling Center. The Consent Order obligates the Company to implement a number of corrective actions and required the payment of a civil penalty of $250,000, which the Company has paid.

Asbestos Matters

The Company and certain of its subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components.

As of September 30, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $148 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $548 million, of which $35 million is recorded in other current liabilities and $513 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $400 million, of which $41 million is recorded in other current assets, and $359 million is recorded in other noncurrent assets. Assets include $16 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2016 is $120 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of September 30, 2016 are appropriate.

The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2069 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2069. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2016, the insurable liabilities totaled $473 million, of which $70 million was recorded within other current liabilities, $36 million was recorded within accrued compensation and benefits, and $367 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

Other Matters

On July 11, 2016, the Company and the Securities and Exchange Commission (SEC) resolved alleged Foreign Corrupt Practices Act (FCPA) violations related to the Company’s Building Efficiency marine business in China dating back to 2007, which the Company had self-reported to the SEC and the Department of Justice (DOJ) in June 2013. These allegations were isolated to the Company’s marine business in China, which had annual sales ranging from $20 million to $50 million during this period. The Company, under Audit Committee and Board of Directors oversight, proactively initiated an investigation of the matter. Pursuant to the SEC’s Order resolving this matter, the Company agreed to pay $14 million to the SEC in July 2016 (characterized as disgorgement of profits, civil penalties and interest) and also agreed to make certain reports to the SEC over a one-year period with regard to its FCPA compliance program. The Company neither admitted nor denied the findings in the SEC’s Order. On July

11, 2016, the DOJ made public a letter stating that the DOJ had closed its investigation of the matter. The Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter, including the SEC’s Order.

An investigation by the European Commission (EC) related to European lead recyclers’ procurement practices is currently underway, with the Company one of several named companies subject to review. On June 24, 2015, the EC initiated proceedings and adopted a statement of objections alleging infringements of competition rules in Europe against the Company and certain other companies. The Company will continue to cooperate with the EC in their proceedings and does not anticipate any material adverse effect on its business or financial condition as a result of this matter. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations may continue for several years and can result in substantial fines depending on the gravity and duration of the violations.

On March 1, 2016, a putative class action lawsuit, Wandel v. Tyco International plc, et al., Docket No. C-000010-16, was filed in the Superior Court of New Jersey naming the Company (previously Tyco International plc), the individual members of its board of directors, Johnson Controls, Inc. and a merger subsidiary of the Company as defendants. The complaint alleged that, prior to the merger, the Company's directors breached their fiduciary duties and exercised their powers as directors in a manner oppressive to the public shareholders of Tyco in violation of Irish law by, among other things, failing to take steps to maximize shareholder value and failing to protect against purported conflicts of interest. The complaint further alleged that the Company, Johnson Controls, Inc. and the Company's merger subsidiary aided and abetted Tyco’s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger between Johnson Controls, Inc. and Tyco's subsidiary. On September 9, 2016, plaintiff voluntarily dismissed the complaint as to all defendants.

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, Inc., the individual members of its board of directors, the Company and the Company's merger subsidiary as defendants. The complaint alleged that Johnson Controls Inc.'s directors breached their fiduciary duties in connection with the merger between Johnson Controls Inc. and the Company's merger subsidiary by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in the joint proxy statement/prospectus relating to the merger. The complaint further alleged that the Company aided and abetted Johnson Controls Inc.'s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger. On August 8, 2016, the plaintiffs agreed to settle the action and release all claims that were or could have been brought by plaintiffs or any member of the putative class of Johnson Controls Inc.'s shareholders. The settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness of the proposed settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement. In either event, or certain other circumstances, the settlement could be terminated.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights II, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits, damages and to enjoin the closing of the merger. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. A hearing on the preliminary injunction motion is currently scheduled for January 2017.

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, it is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 23, 2016 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 9, 2017.

    Simon Davis, 52, was elected Vice President and Chief Human Resources Officer following the completion of the Merger in September 2016. Prior to the Merger he was elected a Vice President of Johnson Controls, Inc. in May 2014 and named Chief Human Resources Officer in September 2015. He previously served Johnson Controls, Inc. as Assistant Chief Human Resources Officer from 2014 to September 2015, as Vice President, Talent Strategy & Organizational Excellence from 2011 to 2014 and as Vice President - Human Resources, Power Solutions from 2007 to 2011. Mr. Davis joined Johnson Controls, Inc. in 1997.

     William C. Jackson, 56, was elected Vice President and President, Global Products, Building Technologies and Solutions following the completion of the Merger in September 2016. Prior to the Merger he was elected a Vice President and named President, Building Efficiency of Johnson Controls, Inc. in September 2014. He previously served Johnson Controls, Inc. as Executive Vice President, Corporate Development from 2013 to 2014, as President - Automotive Electronics & Interiors from 2012 to 2014, and as Executive Vice President, Operations and Innovation, from 2011 to 2013. Prior to joining Johnson Controls, Inc., Mr. Jackson was Vice President and President of Automotive at Sears Holdings Corporation, (an integrated retailer) from 2009 to 2010. Mr. Jackson is a Director of Metaldyne Performance Group, Inc. (metal-forming technology manufacturing company), where he serves on the Compensation Committee.

     Alex A. Molinaroli, 57, was elected Chief Executive Officer following the completion of the Merger in September 2016. He also serves as the Company's Principal Executive Officer. Prior to the Merger he was the Chief Executive Officer and President of Johnson Controls, Inc. from October 2013. He was also elected Chairman of the Board of Directors of Johnson Controls, Inc. in January 2014 and was elected Chairman of the Board of the Company in September 2016. He served as a Director of Johnson Controls, Inc. since October 2013. He previously served Johnson Controls, Inc. as Vice Chairman from January 2013 to October 2013, as a Corporate Vice President from 2004 to 2013 and as President of the Power Solutions business from 2007 to 2013. Mr. Molinaroli joined Johnson Controls, Inc. in 1983.

Trent Nevill, 45, was elected Vice President and President, Building Solutions, Asia Pacific following the completion of the Merger in September 2016. Prior to the Merger, he was a Vice President and named President, Asia Pacific of Johnson Controls, Inc. in March 2016. He served Johnson Controls, Inc. as Vice President & General Manager - North America Systems, Services and Solutions from 2014 to 2016, Vice President - North America Business Operations from 2013 to 2014, Vice President & General Manager - North American HVAC and Regions from 2010 to 2013. Mr. Nevill joined Johnson Controls, Inc. in 1995.

  George R. Oliver, 57, was elected President and Chief Operating Officer following the completion of the Merger in September 2016. Prior to the Merger, he was Chief Executive Officer of Tyco from October 2012. He joined Tyco in July 2006, serving as president of Tyco Safety Products, and assumed additional responsibility as president of Tyco Electrical & Metal Products from 2007 through 2010. He was appointed president of Tyco Fire Protection in 2011.

Johan Pfeiffer, 51, was elected Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America following the completion of the Merger in September 2016. He joined Tyco in July 2015. Previously, he had a 22-year career with FMC Corporation and FMC Technologies, where he most recently served as Vice President, leading the global Surface Technologies and Energy Infrastructure businesses.

Judith A. Reinsdorf, 53 was elected Executive Vice President and General Counsel in March 2007. From October 2004 to February 2007, Ms. Reinsdorf served as Vice President, General Counsel and Secretary of C.R. Bard, Inc., a medical device company. Previously, she had served as Vice President and Corporate Secretary of Tyco from 2003 to 2004 and as Vice President and Associate General Counsel of Pharmacia Corporation from 2000 to 2003. Ms. Reinsdorf has been a director of The Dun & Bradstreet Corporation, a commercial information and business insight provider, since 2013.

   Brian J. Stief, 60, was elected Executive Vice President and Chief Financial Officer following the completion of the Merger in September 2016. He also serves as the Company’s Principal Financial Officer. Prior to the Merger, he was elected Executive Vice President and Chief Financial Officer of Johnson Controls, Inc. in September 2014. He previously served Johnson Controls, Inc. as Vice President and Corporate Controller from 2010 to 2014. Prior to joining Johnson Controls, Inc. in 2010, Mr. Stief was a partner with PricewaterhouseCoopers LLP (an audit and assurance, tax and consulting services provider), which he joined in 1979 and in which he became partner in 1989.

    Suzanne M. Vincent, 46, was elected Vice President and Corporate Controller following the completion of the Merger in September 2016. She also serves as the Company’s Principal Accounting Officer. Prior to the Merger she was elected Vice President and Corporate Controller of Johnson Controls, Inc. in September 2014. She previously served as Vice President, Internal Audit since joining Johnson Controls, Inc. in 2012. Prior to that, Ms. Vincent was a partner with KPMG LLP (an audit and assurance, tax and consulting services provider), which she joined in 2001 and in which she became an audit partner in 2008.

    Joseph A. Walicki, 51, was elected Vice President and President, Power Solutions following the completion of the Merger in September 2016. Prior to the Merger he was elected a Vice President and named President, Power Solutions of Johnson Controls, Inc. in January 2015. He previously served Johnson Controls, Inc. as the Chief Operating Officer, Power Solutions in 2014, as Vice President and General Manager - North America, Systems, Service & Solutions from 2013 to 2014, and as Vice President and General Manager Systems & Channels North America from 2010 to 2013. Mr. Walicki joined Johnson Controls, Inc. in 1988.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Title of Class	Number of Record Holders as of September 30, 2016
Ordinary Shares, $0.01 par value	41,299

	Ordinary Shares Price Range		Dividends
	2016	2015	2016	2015
First Quarter	$ 32.29 - 39.38	$ 39.95 - 46.95	$0.205	$0.18
Second Quarter	30.30 - 38.67	41.77 - 46.31	0.205	0.18
Third Quarter	36.29 - 46.05	40.03 - 45.75	0.205	0.205
Fourth Quarter	42.22 - 48.97	34.62 - 40.84	0.435	0.205
Year	$ 30.30 - 48.97	$ 34.62 - 46.95	$1.05	$0.77

Dividends and share prices are different than the amounts disclosed in the Company's consolidated financial statements in Item 8 due to the distinction between legal and accounting acquirer as a result of the reverse merger acquisition with Tyco. The information prior to the merger date of September 2, 2016 is historical Tyco International plc amounts as it was the legal acquirer.

Following the Tyco merger, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program and authorization remains in effect. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. There were no shares repurchased post merger. Prior to the merger, $501 million was spent on repurchases under JCI Inc.'s $3.65 billion share repurchase program in fiscal year 2016.

The Company entered into an Equity Swap Agreement, dated March 13, 2009, with Citibank, N.A. (Citibank). The Company selectively uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the equity swap moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. During August 2016 the Company unwound the existing equity swap due to the Merger. As such, the Company had no outstanding equity swaps as of September 30, 2016 and the net effect of the change in fair value of the equity swaps while outstanding and the change in equity compensation liabilities was not material to the Company’s earnings for the three months ended September 30, 2016.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/16 - 7/31/16
Purchases by Company	613,796	$42.02	613,796	$538,072,815
8/1/16 - 8/31/16
Purchases by Company	—	—	—	NA
9/1/16 - 9/30/16
Purchases by Company	—	—	—	NA
7/1/16 - 7/31/16
Purchases by Citibank	—	—	—	NA
8/1/16 - 8/31/16
Purchases by Citibank (1)	—	—	—	NA
9/1/16 - 9/30/16
Purchases by Citibank	—	—	—	NA

(1) In August 2016, Citibank reduced its holding of the Company's stock by 3.8 million shares in connection with unwinding of the existing equity swap.

The following information in Item 5 is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The line graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2011 and the reinvestment of all dividends since that date.

The Company’s transfer agent’s contact information is as follows:

Wells Fargo Bank, N.A.
Shareowner Services Department
P.O. Box 64874
St. Paul, MN 55164-0874
(877) 602-7397

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, financial position data and ordinary share information for the fiscal years ended September 30, 2012 through September 30, 2016 (dollars in millions, except per share data). Certain amounts have been revised to reflect the retrospective application of the Company's accounting policy change for accruing for defense costs for asbestos claims. The financial data for the fiscal year ended September 30, 2016 includes Tyco's results of operations from the acquisition date of September 2, 2016 through September 30, 2016 and financial position and employee information as of September 30, 2016.

	Year ended September 30,
	2016	2015	2014	2013	2012
OPERATING RESULTS
Net sales	$37,674	$37,179	$38,749	$37,145	$36,310
Segment EBIT (1)	3,023	3,258	2,721	2,511	2,227
Income (loss) from continuing operations attributable to Johnson Controls (6)	(868)	1,439	1,404	992	1,003
Net income (loss) attributable to Johnson Controls	(868)	1,563	1,215	1,178	1,184
Earnings (loss) per share from continuing operations (6)
Basic	$(1.30)	$2.20	$2.11	$1.45	$1.47
Diluted	(1.30)	2.18	2.08	1.44	1.46
Return on average shareholders’ equity attributable to Johnson Controls (2) (6)	(5)%	13%	12%	8%	9%
Capital expenditures	$1,249	$1,135	$1,199	$1,377	$1,831
Depreciation and amortization	953	860	955	952	824
Number of employees	209,000	139,000	168,000	170,000	170,000

FINANCIAL POSITION
Working capital (3)	$(301)	$278	$464	$499	$1,816
Total assets	63,253	29,622	32,812	31,670	31,041
Long-term debt	14,606	5,745	6,357	4,560	5,321
Total debt	16,353	6,610	6,680	5,498	6,068
Shareholders' equity attributable to Johnson Controls	24,118	10,335	11,270	12,273	11,584
Total debt to capitalization (4)	40%	39%	37%	31%	34%
Net book value per share (5)	$25.77	$15.96	$16.93	$17.93	$16.98

ORDINARY SHARE INFORMATION
Dividends per share	$1.16	$1.04	$0.88	$0.76	$0.72
Market prices
High	$48.97	$54.52	$52.50	$43.49	$35.95
Low	30.30	38.48	39.42	24.75	23.37
Weighted average shares (in millions)
Basic	667.4	655.2	666.9	683.7	681.5
Diluted	667.4	661.5	674.8	689.2	688.6
Number of shareholders	41,299	35,425	36,687	38,067	40,019

(1)
Segment earnings before interest and taxes (EBIT) is calculated as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

(2)
Return on average shareholders’ equity attributable to Johnson Controls (ROE) represents income from continuing operations attributable to Johnson Controls divided by average shareholders’ equity attributable to Johnson Controls.

(3)
Working capital is defined as current assets less current liabilities, excluding cash, cash in escrow related to Adient debt, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale.

(4)	Total debt to total capitalization represents total debt divided by the sum of total debt and shareholders’ equity attributable to Johnson Controls.

(5)	Net book value per share represents shareholders’ equity attributable to Johnson Controls divided by the number of common shares outstanding at the end of the period.

(6)
Income (loss) from continuing operations attributable to Johnson Controls includes $620 million, $397 million, $324 million, $903 million and $271 million of significant restructuring and impairment costs in fiscal year 2016, 2015, 2014, 2013 and 2012, respectively. It also includes $503 million, $422 million, $237 million, $(407) million and $494 million of net mark-to-market charges (gains) on pension and postretirement plans in fiscal year 2016, 2015, 2014, 2013 and 2012, respectively. The preceding amounts are stated on a pre-tax basis.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company operates in three primary businesses: Buildings, Automotive Experience and Power Solutions. Buildings provides facility systems and services including comfort and energy management for the residential and non-residential buildings markets, security products and services, fire detection and suppression products and services, and life safety products. Automotive Experience designs and manufactures interior products and systems for passenger cars and light trucks, including vans, pick-up trucks and sport/crossover utility vehicles. Power Solutions designs and manufactures automotive batteries for the replacement and original equipment markets.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2016. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

In the fourth quarter of fiscal 2016, the Company changed its accounting policy for accruing for defense costs related to asbestos claims on a discounted basis. The Company’s historical accounting treatment for asbestos claim defense costs was to accrue as incurred. The new policy is to record an accrual for all future asbestos related defense costs which are determined to be probable and estimable of being incurred. The Company believes this new policy is preferable as it better reflects the economics of settlement of the Company's asbestos claims, improves comparability among the Company’s peer group and provides greater transparency to on-going operating results. These changes have been reported through retrospective application of the new policy to all periods presented. These changes did not have an impact to any period presented on the consolidated statements of income. Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for further information regarding this accounting policy change.

Subsequent Event

On July 24, 2015, the Company announced its intent to pursue a separation of the Automotive Experience business through a spin-off to shareholders. The spin-off was completed on October 31, 2016. The new publicly traded company is named Adient plc.

FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015

Net Sales

	Year Ended September 30,
(in millions)	2016	2015	Change
Net sales	$37,674	$37,179	1%

The increase in consolidated net sales was due to higher sales in the Buildings business ($3,837 million) and Power Solutions business ($243 million), partially offset by lower sales in the Automotive Experience business ($2,831 million) and the unfavorable impact of foreign currency translation ($754 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 3% as compared to the prior year. Increased sales resulted from the Johnson Controls - Hitachi (JCH) joint venture and the Tyco merger, as well as higher volumes in the Buildings Systems and Service North America segment in the Buildings business, higher Automotive Experience volumes globally, and higher global battery shipments and favorable product mix in the Power Solutions business, partially offset by the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2016	2015	Change
Cost of sales	$30,360	$30,732	-1%
Gross profit	7,314	6,447	13%
% of sales	19.4%	17.3%

Cost of sales decreased in fiscal 2016 as compared to fiscal 2015, with gross profit as a percentage of sales increasing by 210 basis points. Foreign currency translation had a favorable impact on cost of sales of approximately $635 million. Gross profit in the Buildings business included the incremental gross profit related to the JCH joint venture and Tyco merger, and higher volumes in the Buildings Systems and Service North America segment. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, restructuring savings and operational efficiencies, partially offset by unfavorable commercial settlements and unfavorable mix. Gross profit in the Power Solutions business was favorably impacted by higher volumes, and favorable pricing and product mix, partially offset by higher operating costs. Net mark-to-market adjustments on pension and postretirement plans had a net favorable year over year impact on cost of sales of $43 million ($113 million charge in fiscal 2016 compared to a $156 million charge in fiscal 2015) primarily due to the unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the prior year, partially offset by a decrease in year-over-year discount rates. Refer to the segment analysis below within Item 7 for a discussion of segment earnings before interest and taxes (EBIT) by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2016	2015	Change
Selling, general and administrative expenses	$5,325	$3,986	34%
% of sales	14.1%	10.7%

Selling, general and administrative expenses (SG&A) increased by $1,339 million year over year, and SG&A as a percentage of sales increased by 340 basis points. The net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on SG&A of $124 million ($390 million charge in fiscal 2016 compared to a $266 million charge in fiscal 2015) primarily due to a decrease in year-over-year discount rates, partially offset by the unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the prior year. Additionally, the net unfavorable impact on SG&A resulting from separation costs was $442 million (recorded in the Automotive Experience segment), and transaction and integration costs was $130 million (recorded in the Buildings segments). Excluding the impact of separation costs, the Automotive Experience business SG&A decreased due to the deconsolidation of the majority of the Automotive Experience Interiors business in the prior year, restructuring savings and cost reduction initiatives. Excluding the impact of transaction and integrations costs, the Buildings business SG&A increased primarily due to incremental SG&A related to the JCH joint venture and Tyco merger, and product and sales force investments in North America. The Power Solutions business SG&A decreased primarily due to lower employee related expenses and cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $69 million. Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2016	2015	Change
Restructuring and impairment costs	$620	$397	56%

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2016	2015	Change
Net financing charges	$314	$288	9%

Net financing charges increased in fiscal 2016 as compared to fiscal 2015 primarily due to higher average borrowing levels; in part due to the acquisition of debt as a result of the Tyco merger as well as new debt incurred in fiscal 2016 in advance of the spin-off of the Automotive Experience business in the first quarter of fiscal 2017.

Equity Income

	Year Ended September 30,
(in millions)	2016	2015	Change
Equity income	$531	$375	42%

The increase in equity income was primarily due to current year income related to partially-owned affiliates of the JCH joint venture in the Buildings business, current year income related to the Automotive Experience Interiors joint venture formed on July 2, 2015 and higher income at certain Automotive Experience Seating partially-owned affiliates, partially offset by the unfavorable impact of foreign currency translation ($13 million). Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2016	2015	Change
Income tax provision	$2,238	$600	*
Effective tax rate	141%	28%

* Measure not meaningful

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company in fiscal 2015 and for11 months of 2016. The effective rate is above the U.S. statutory rate for fiscal 2016 primarily due to the tax consequences surrounding the planned spin-off of the Automotive Experience business and related expenses, the jurisdictional mix of restructuring and impairment costs, and the tax impacts of the merger and integration related costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions, partially offset by the tax consequences of business divestitures, and significant restructuring and impairment costs. The fiscal 2016 effective tax rate increased as compared to the fiscal 2015 effective tax rate primarily due to the tax effects of transactions predominantly due to the planned spin-off ($1,795 million), and the tax effects of restructuring and impairment costs ($74 million), partially offset by tax planning initiatives ($151 million). The fiscal year 2016 and 2015 global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

Valuation Allowances

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

In the fourth quarter of fiscal 2016, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that no other material changes were needed to its valuation allowances.  Therefore, there was no impact to income tax expense due to valuation allowance changes in the three month period or year ended September 30, 2016.

In the fourth quarter of fiscal 2015, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Spain, Germany, and the United Kingdom would not be realized, and was more likely than not that certain deferred tax assets of Poland and Germany would be realized. The impact of the net valuation allowance provision offset the benefit of valuation allowance releases and, as such, there was no net impact to income tax expense in the three month period or year ended September 30, 2015.

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities.

During fiscal 2015, the Company settled a significant number of tax examinations in Germany, Mexico and the U.S., impacting fiscal years 1998 to fiscal 2012. The settlement of unrecognized tax benefits included cash payments for approximately $440 million and the loss of various tax attributes. The reduction for tax positions of prior years is substantially related to foreign exchange rates. In the fourth quarter of fiscal 2015, income tax audit resolutions resulted in a net $99 million benefit to income tax expense.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the Internal Revenue Service ("IRS") and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2016, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Other Tax Matters

During fiscal 2016 and 2015, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $126 million and $52 million incremental tax expense in fiscal 2016 and 2015, respectively.

During the fourth quarter of fiscal 2016, the Company completed its merger with Tyco. As a result of that transaction, the Company incurred incremental tax expense of $137 million. In preparation for the spin-off of the Automotive Experience business in the first quarter of fiscal 2017, the Company incurred incremental tax expense of $121 million in fiscal 2016. The Company also completed substantial business reorganizations which resulted in total tax charges of $1,891 million in fiscal 2016. Included in this amount is the tax charge provided for in the third quarter of fiscal 2016 of $85 million for changes in entity tax status and the charge provided for in the second quarter of fiscal 2016 of $780 million for income tax expense on foreign undistributed earnings of certain non-U.S. subsidiaries.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Automotive Trim Systems. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. In connection with the divestiture of the Interiors business, the Company recorded a pre-tax gain on divestiture of $145 million, $38 million net of tax. The tax impact of the gain is due to the jurisdictional mix of gains and losses on the divestiture, which resulted in non-benefited expenses in certain countries and taxable gains in other countries. In addition, in the third and fourth quarters of fiscal 2015, the Company provided income tax expense for repatriation of cash and other tax reserves associated with the Automotive Experience Interiors joint venture transaction, which resulted in a tax charge of $75 million and $223 million, respectively.

Impacts of Tax Legislation and Change in Statutory Tax Rates

After the fourth quarter of fiscal 2016, on October 13, 2016, the U.S. Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will have a material impact on its consolidated financial statements.

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2015 retroactive to the beginning of the Company’s 2016 fiscal year. The retroactive extension was signed into legislation and was made permanent through the Company's 2020 fiscal year.

In the second quarter of fiscal 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million in the second quarter of fiscal 2015.

During the fiscal years ended 2016 and 2015, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2016	2015	Change
Income from discontinued operations, net of tax	$—	$128	*
* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2016	2015	Change
Income from continuing operations attributable to noncontrolling interests	$216	$112	93%
Income from discontinued operations attributable to noncontrolling interests	—	4	*
* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2016 was primarily due to current year income related to the JCH joint venture in the Buildings business.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income (Loss) Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2016	2015	Change
Net income (loss) attributable to Johnson Controls	$(868)	$1,563	*
* Measure not meaningful

The decrease in net income (loss) attributable to Johnson Controls was primarily due to an increase in the income tax provision, higher SG&A primarily due to higher separation and transaction costs in the current year, and current year restructuring and impairment costs, partially offset by higher gross profit. Fiscal 2016 diluted earnings (loss) per share attributable to Johnson Controls was ($1.30) compared to $2.36 in fiscal 2015.

Comprehensive Income (Loss) Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2016	2015	Change
Comprehensive income (loss) attributable to Johnson Controls	$(964)	$743	*
* Measure not meaningful

The decrease in comprehensive income (loss) attributable to Johnson Controls was due to lower net income (loss) attributable to Johnson Controls ($2,431 million), partially offset by a decrease in other comprehensive loss attributable to Johnson Controls ($724 million) primarily related to favorable foreign currency translation adjustments. These year-over-year favorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, Canadian dollar, Colombian peso, euro and Japanese currencies against the U.S. dollar in the prior year.

SEGMENT ANALYSIS

Management evaluates the performance of its business units based primarily on segment EBIT, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Buildings

	Net Sales for the Year Ended September 30,			Segment EBIT for the Year Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Building Efficiency
Systems and Service North America	$4,292	$4,184	3%	$412	$375	10%
Products North America	2,488	2,450	2%	173	306	-43%
Asia	4,830	1,985	*	431	191	*
Rest of World	1,766	1,891	-7%	20	51	-61%
	13,376	10,510	27%	1,036	923	12%
Tyco	808	—	*	(17)	—	*
	$14,184	$10,510	35%	$1,019	$923	10%
 * Measure not meaningful

Net Sales:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($183 million), partially offset by lower volumes related to business divestitures ($52 million) and the unfavorable impact of foreign currency translation ($23 million). The increase in volumes was primarily attributable to market share gains.

•
The increase in Products North America was due to higher volumes ($49 million), partially offset by the unfavorable impact of foreign currency translation ($11 million). The increase in volumes was primarily driven by new product offerings.

•
The increase in Asia was due to incremental sales related to the JCH joint venture ($2,808 million), higher service volumes ($56 million), and higher volumes of equipment and control systems ($30 million), partially offset by the unfavorable impact of foreign currency translation ($49 million). The increase in volume was driven by favorable local economic conditions.

•
The decrease in Rest of World was due to the unfavorable impact of foreign currency translation ($80 million) and lower volumes in Latin America ($22 million), Europe ($16 million) and the Middle East ($14 million), partially offset by incremental sales related to a business acquisition ($7 million). The net decrease in volumes was primarily attributable to unfavorable local market conditions and the discontinuance of certain products.

•	The increase in Tyco was due to incremental sales related to the Tyco Merger ($808 million).

Segment EBIT:

•
The increase in Systems and Service North America was due to lower selling, general and administrative expenses ($63 million) as a result of restructuring actions and other cost reduction initiatives and a current year gain on business divestiture net of a prior year gain on business divestitures, higher volumes ($42 million), and prior year transaction and integration costs ($4 million), partially offset by current year transaction costs ($53 million), unfavorable margin rates ($8 million), lower income due to a prior year business divestiture ($5 million), the unfavorable impact of foreign currency translation ($4 million) and a pension settlement loss ($2 million).

•
The decrease in Products North America was due to higher selling, general and administrative expenses ($118 million)due to global product and related sales force investments and a prior year gain on business divestitures, current year transaction costs ($30 million), unfavorable margin rates ($6 million), a pension settlement loss ($3 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($16 million), prior year transaction and integration costs ($8 million), and higher equity income ($1 million).

•
The increase in Asia was due primarily to incremental operating income related to the JCH joint venture exclusive of global investments in related products and technologies ($293 million), higher volumes ($29 million), prior year transaction and integration costs ($24 million), and lower selling, general and administrative expenses ($2 million), partially offset by current year transaction and integration costs ($87 million), unfavorable margin rates ($12 million) and the unfavorable impact of foreign currency translation ($9 million).

•
The decrease in Rest of World was due to current year transaction costs ($21 million), lower volumes ($13 million), higher selling, general and administrative expenses ($5 million), unfavorable margin rates ($3 million), lower equity income ($3 million) and the unfavorable impact of foreign currency translation ($3 million), partially offset by a gain on business divestiture ($12 million), a gain on acquisition of a partially-owned affiliate ($4 million) and prior year transaction costs ($1 million).

•
The Tyco loss was due to the impact of nonrecurring purchasing accounting adjustments ($74 million) and current year transaction costs ($29 million), partially offset by incremental operating income for the period subsequent to the Merger ($86 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment EBIT for the Year Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Seating	$16,355	$16,539	-1%	$676	$928	-27%
Interiors	482	3,540	-86%	75	254	-70%
	$16,837	$20,079	-16%	$751	$1,182	-36%

Net Sales:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($402 million), and net unfavorable pricing and commercial settlements ($142 million), partially offset by higher volumes ($341 million) and incremental sales related to a prior year business acquisition ($19 million). The higher volumes were attributable to growth in Asia and Europe, partially offset by softness in the Americas due to changes in automotive production levels and expiring programs in North America.

•
The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business in the prior year ($2,954 million), lower volumes primarily due to plant wind downs ($87 million), the unfavorable impact of foreign currency translation ($9 million), and net unfavorable pricing and commercial settlements ($8 million).

Segment EBIT:

•
The decrease in Seating was due to current year separation costs related to the Automotive Experience spin-off ($458 million), net unfavorable pricing and commercial settlements ($33 million), unfavorable mix due to lower volumes at higher margin platforms ($26 million), the unfavorable impact of foreign currency translation ($16 million), a prior year gain on a business divestiture ($10 million) and a pension settlement loss ($5 million), partially offset by lower operating costs as a result of restructuring actions and operational efficiencies ($74 million), lower selling, general and administrative expenses as a result of a favorable legal settlement and cost reduction initiatives ($54 million), lower purchasing costs resulting from supplier price concessions ($46 million), higher equity income ($37 million), higher volumes ($35 million), lower engineering expenses ($32 million), prior year separation costs ($16 million) and incremental operating income related to a business acquisition ($2 million).

•
The decrease in Interiors was due to a prior year net gain on a business divestiture ($145 million), the impact of the July 2, 2015 joint venture transaction and related prior year held for sale depreciation impact ($109 million), lower volumes ($12 million), net unfavorable pricing and commercial settlements ($7 million), current year integration costs ($1 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by prior year transaction and integration costs ($38 million), favorable settlements related to prior year business divestitures ($22 million), lower selling, general and administrative expenses as a result of cost reduction initiatives ($21 million), lower operating costs ($10 million) and higher equity income ($5 million).

Power Solutions

	Year Ended September 30,
(in millions)	2016	2015	Change
Net sales	$6,653	$6,590	1%
Segment EBIT	1,253	1,153	9%

•
Net sales increased due to higher sales volumes ($246 million), and favorable pricing and product mix ($105 million), partially offset by the unfavorable impact of foreign currency translation ($180 million) and the impact of lower lead costs on pricing ($108 million). The increase in volumes was primarily driven by start-stop battery volumes and growth in China. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBIT increased due to higher volumes ($77 million), favorable pricing and product mix ($55 million), and lower selling, general and administrative expenses due to lower employee related expenses and cost reduction initiatives ($55 million), partially offset by higher operating costs primarily driven by efforts to increase supply to satisfy growing customer demand and launch new capacity in China ($48 million), the unfavorable impact of foreign currency translation ($29 million), restructuring and impairment costs included in equity income ($7 million), a pension settlement loss ($1 million), transaction costs ($1 million) and lower equity income ($1 million).

FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014

Net Sales

	Year Ended September 30,
(in millions)	2015	2014	Change
Net sales	$37,179	$38,749	-4%

The decrease in consolidated net sales was due to the unfavorable impact of foreign currency translation ($2.5 billion) and lower sales in the Automotive Experience business ($344 million), partially offset by higher sales in the Building Efficiency business ($839 million) and Power Solutions business ($408 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 2% as compared to the prior year. The favorable impacts of higher Automotive Experience volumes globally, incremental sales related to the prior year acquisition of ADTi in the Building Efficiency business, higher Building Efficiency volumes in North America and the Middle East markets, and higher global battery shipments and favorable product mix in the Power Solutions business, were partially offset by the deconsolidation of the majority of the Automotive Experience Interiors business on July 2, 2015. The incremental sales related to business acquisitions were $751 million across the Building Efficiency and Automotive Experience segments. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2015	2014	Change
Cost of sales	$30,732	$32,444	-5%
Gross profit	6,447	6,305	2%
% of sales	17.3%	16.3%

The decrease in cost of sales year over year corresponds to the sales decrease described above. Foreign currency translation had a favorable impact on cost of sales of approximately $2.2 billion. Gross profit in the Building Efficiency business was favorably impacted by incremental gross profit related to the ADTi acquisition, favorable margin rates, prior year contract related charges in the Middle East and higher market demand in North America. Gross profit in the Power Solutions business was favorably impacted by higher volumes and lower operating costs. Gross profit in the Automotive Experience business was favorably impacted by higher volumes globally, lower purchasing costs and favorable commercial settlements, partially offset by higher operating costs and unfavorable mix. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on cost of sales of $113 million ($156 million charge in fiscal 2015 compared to a $43 million charge in fiscal 2014) primarily due to unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the current year. Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2015	2014	Change
Selling, general and administrative expenses	$3,986	$4,216	-5%
% of sales	10.7%	10.9%
Selling, general and administrative expenses (SG&A) decreased by $230 million year over year, and SG&A as a percentage of sales decreased 20 basis points. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on SG&A of $72 million ($266 million charge in fiscal 2015 compared to a $194 million charge in fiscal 2014) primarily due to unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the current year. The Automotive Experience business SG&A decreased primarily due to gains on business divestitures, a prior year net loss on business divestitures, lower engineering expenses and lower employee related costs, partially offset by transaction, integration and separation costs. The Building Efficiency business SG&A increased primarily due to incremental SG&A related to the prior year acquisition of ADTi, current year transaction and integration costs, and higher investments. The Power Solutions business SG&A increased primarily due to higher employee related expenses. Foreign currency translation had a favorable impact on SG&A of $189 million. Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2015	2014	Change
Restructuring and impairment costs	$397	$324	23%

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2015	2014	Change
Net financing charges	$288	$244	18%

Net financing charges increased in fiscal 2015 as compared to fiscal 2014 primarily due to higher average borrowing levels related to the acquisition of ADTi and the share repurchase program.

Equity Income

	Year Ended September 30,
(in millions)	2015	2014	Change
Equity income	$375	$395	-5%

The decrease in equity income was primarily due to prior year gains on acquisitions of partially-owned affiliates in the Power Solutions business ($19 million) and Building Efficiency business ($19 million), partially offset by higher current year income at certain Automotive Experience partially-owned affiliates. Refer to the segment analysis below within Item 7 for a discussion of segment EBIT by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2015	2014	Change
Income tax provision	$600	$407	47%
Effective tax rate	28%	21%

The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions, partially offset by the tax consequences of business divestitures, and significant restructuring and impairment costs. The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, and valuation allowance adjustments. The fiscal 2015 effective tax rate increased as compared to the fiscal 2014 effective tax rate primarily due to the tax effects of business divestitures ($283 million), partially offset by reserve and valuation allowance adjustments ($133 million). The fiscal year 2015 and 2014 global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

Valuation Allowances

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

In the fourth quarter of fiscal 2015, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Spain, Germany and the United Kingdom would not be realized and it is more likely than not that certain deferred tax assets of Poland and Germany will be realized. The impact of the net valuation allowance provision offset the benefit of valuation allowance releases and, as such, there was no net impact to income tax expense in the three month period ended September 30, 2015.

In the fourth quarter of fiscal 2014, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Italy would not be realized. Therefore, the Company recorded $34 million of net valuation allowances as income tax expense in the three month period ended September 30, 2014.

In the first quarter of fiscal 2014, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities.

During fiscal 2015, the Company settled a significant number of tax examinations in Germany, Mexico and the U.S., impacting fiscal years 1998 to fiscal 2012. The settlement of unrecognized tax benefits included cash payments for approximately $440 million and the loss of various tax attributes. The reduction for tax positions of prior years is substantially related to foreign exchange rates. In the fourth quarter of fiscal 2015, income tax audit resolutions resulted in a net $99 million benefit to income tax expense.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2015, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Other Tax Matters

During fiscal 2015 and 2014, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to our current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $52 million and $75 million incremental tax expense in fiscal 2015 and 2014, respectively.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Automotive Trim Systems. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. In connection with the divestiture of the Interiors business, the Company recorded a pre-tax gain on divestiture of $145 million, $38 million net of tax. The tax impact of the gain is due to the jurisdictional mix of gains and losses on the divestiture, which resulted in non-benefited expenses in certain countries and taxable gains in other countries. In addition, in the third and fourth quarters of fiscal 2015, the Company provided income tax expense for repatriation of foreign cash and other tax reserves associated with the Automotive Experience Interiors joint venture transaction, which resulted in a tax charge of $75 million and $223 million, respectively.

During the fourth quarter of fiscal 2014, the Company recorded a discrete tax benefit of $51 million due to change in entity status.

In the third quarter of fiscal 2014, the Company disposed of its Automotive Experience Interiors headliner and sun visor product lines. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. As a result, the Company recorded a pre-tax loss on divestiture of $95 million and income tax expense of $38 million. The income tax expense is due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries.

Impacts of Tax Legislation and Change in Statutory Tax Rates

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The “look-through rule” previously expired for the Company on September 30, 2014 but was extended retroactively to the beginning of the Company’s 2015 fiscal year.

In the second quarter of fiscal 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million in the second quarter of fiscal 2015. Tax legislation was also adopted in various other jurisdictions during the fiscal year ended September 30, 2015. These law changes did not have a material impact on the Company's consolidated financial statements.

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million. Tax legislation was also adopted in various other jurisdictions during the fiscal year ended September 30, 2014. These law changes did not have a material impact on the Company's consolidated financial statements.

Income (Loss) From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2015	2014	Change
Income (loss) from discontinued operations, net of tax	$128	$(166)	*
* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2015	2014	Change
Income from continuing operations attributable to noncontrolling interests	$112	$105	7%
Income from discontinued operations attributable to noncontrolling interests	4	23	-83%

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2015 was primarily due to higher income at a Power Solutions partially-owned affiliate.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2015	2014	Change
Net income attributable to Johnson Controls	$1,563	$1,215	29%

The increase in net income attributable to Johnson Controls was primarily due to higher income from continuing and discontinued operations, partially offset by an increase in the income tax provision. Fiscal 2015 diluted earnings per share attributable to Johnson Controls was $2.36 compared to $1.80 in fiscal 2014.

Comprehensive Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2015	2014	Change
Comprehensive income attributable to Johnson Controls	$743	$560	33%

The increase in comprehensive income attributable to Johnson Controls was due to higher net income attributable to Johnson Controls ($348 million), partially offset by an increase in other comprehensive loss attributable to Johnson Controls ($165 million) primarily related to unfavorable foreign currency translation adjustments. These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, British pound, Canadian dollar, Colombian peso and euro currencies against the U.S. dollar.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment EBIT, which is defined as income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Efficiency

	Net Sales for the Year Ended September 30,			Segment EBIT for the Year Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Systems and Service North America	$4,184	$4,098	2%	$375	$354	6%
Products North America	2,450	1,807	36%	306	238	29%
Asia	1,985	2,077	-4%	191	270	-29%
Rest of World	1,891	2,103	-10%	51	(45)	*
	$10,510	$10,085	4%	$923	$817	13%
 * Measure not meaningful

Net Sales:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($129 million), partially offset by the unfavorable impact of foreign currency translation ($43 million).

•
The increase in Products North America was due to incremental sales related to the ADTi acquisition ($587 million), and higher volumes of residential and commercial products ($65 million), partially offset by the unfavorable impact of foreign currency translation ($9 million).

•
The decrease in Asia was due to the unfavorable impact of foreign currency translation ($107 million), and lower volumes of equipment and controls systems ($80 million), partially offset by incremental sales due to business acquisitions ($58 million) and higher service volumes ($37 million).

•
The decrease in Rest of World was due to the unfavorable impact of foreign currency translation ($255 million) and lower volumes in Latin America ($72 million), partially offset by higher volumes in the Middle East ($71 million) and Europe ($22 million), and incremental sales related to the ADTi acquisition ($22 million).

Segment EBIT:

•
The increase in Systems and Service North America was due to higher volumes ($30 million), net unfavorable prior year contract related charges ($9 million) and a prior year pension settlement loss ($3 million), partially offset by higher selling, general and administrative expenses net of a current year gain on business divestiture ($13 million), current year transaction and integration costs ($4 million), and the unfavorable impact of foreign currency translation ($4 million).

•
The increase in Products North America was due to incremental operating income related to the ADTi acquisition ($53 million), prior year acquisition related costs ($27 million), higher volumes ($22 million), higher equity income ($2 million), a prior year pension settlement loss ($1 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher selling, general and administrative expenses net of current year gains on business divestitures ($28 million), current year transaction and integration costs ($8 million), and unfavorable mix and margin rates ($2 million).

•
The decrease in Asia was due to higher selling, general and administrative expenses ($26 million), current year transaction and integration costs ($24 million), a prior year gain on acquisition of partially-owned affiliates ($19 million), lower volumes ($17 million) and the unfavorable impact of foreign currency translation ($17 million), partially offset by favorable mix and margin rates ($17 million), and incremental operating income due to business acquisitions ($7 million).

•
The increase in Rest of World was due to net unfavorable prior year contract related charges in the Middle East ($50 million), favorable mix and margin rates ($49 million), higher equity income ($7 million), higher volumes ($4 million), lower selling, general and administrative expenses ($1 million), and incremental operating income due to business acquisitions ($1 million), partially offset by the unfavorable impact of foreign currency translation ($15 million) and current year transaction costs ($1 million).

Automotive Experience

	Net Sales for the Year Ended September 30,			Segment EBIT for the Year Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Seating	$16,539	$17,531	-6%	$928	$853	9%
Interiors	3,540	4,501	-21%	254	(1)	*
	$20,079	$22,032	-9%	$1,182	$852	39%
* Measure not meaningful

Net Sales:

•
The decrease in Seating was due to the unfavorable impact of foreign currency translation ($1.4 billion), partially offset by higher volumes ($280 million), incremental sales related to a business acquisition ($57 million), and net favorable pricing and commercial settlements ($51 million).

•
The decrease in Interiors was due to the deconsolidation of the majority of the Interiors business on July 2, 2015 ($924 million), lower volumes related to a prior year business divestiture ($248 million), the unfavorable impact of foreign currency translation ($229 million) and unfavorable sales mix ($138 million), partially offset by higher volumes ($506 million), net favorable pricing and commercial settlements ($45 million), and incremental sales related to business acquisitions ($27 million).

Segment EBIT:

•
The increase in Seating was due to net favorable pricing and commercial settlements ($65 million), lower purchasing costs ($64 million), higher volumes ($56 million), lower selling, general and administrative expenses ($30 million), lower engineering expenses ($29 million), higher equity income ($20 million), a gain on a business divestiture ($10 million), incremental operating income related to a business acquisition ($7 million) and a prior year pension settlement loss ($5 million), partially offset by higher operating costs ($117 million), the unfavorable impact of foreign currency translation ($47 million), unfavorable mix ($31 million) and current year separation costs ($16 million).

•
The increase in Interiors was due to a net gain on a business divestiture ($145 million), a prior year net loss on business divestitures ($86 million), higher volumes ($67 million), lower operating costs ($23 million), lower selling, general and administrative expenses ($16 million), lower purchasing costs ($6 million), lower engineering expenses ($5 million), higher equity income ($3 million), incremental operating income related to business acquisitions ($3 million) and a prior year pension settlement loss ($1 million), partially offset by current year transaction and integration costs ($38 million), unfavorable mix ($27 million), lower operating income related to a current year business divestiture ($19 million), net unfavorable pricing and commercial settlements ($12 million), and the unfavorable impact of foreign currency translation ($4 million).

Power Solutions

	Year Ended September 30,
(in millions)	2015	2014	Change
Net sales	$6,590	$6,632	-1%
Segment EBIT	1,153	1,052	10%

•
Net sales decreased due to the unfavorable impact of foreign currency translation ($450 million), partially offset by higher sales volumes ($291 million), and favorable pricing and product mix ($117 million).

•
Segment EBIT increased due to higher volumes ($90 million), lower operating costs ($79 million), favorable pricing and product mix ($16 million), a prior year pension settlement loss ($5 million) and higher equity income ($2 million), partially offset by the unfavorable impact of foreign currency translation ($52 million), higher selling, general and administrative expenses ($20 million), and a prior year gain on acquisition of a partially-owned affiliate ($19 million).

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2016 was $23.4 billion, $16.6 billion higher than the prior year. The increase was primarily due to goodwill generated as a result of the Tyco merger and JCH joint venture in the Buildings business.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

During fiscal 2014, as a result of operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Rest of World - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Rest of World - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Rest of World - Latin America reporting unit has no remaining goodwill at September 30, 2016 and 2015.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. Other than management's projections of future cash flows, the primary assumptions used in the impairment tests were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. The impairment charges are non-cash expenses recorded within restructuring and impairment costs on the consolidated statements of income and did not adversely affect the Company's debt position, cash flow, liquidity or compliance with financial covenants.

Indefinite lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairment existed during fiscal years 2016, 2015 and 2014, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In the second, third and fourth quarters of fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $190 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $29 million was recorded in the second quarter, $51 million was recorded in the third quarter and $110 million was recorded in the fourth quarter. Of the total impairment charges, $64 million related to the Power Solutions segment, $55 million related to Corporate assets, $55 million related to the Automotive Experience Seating segment, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment, $3 million related to the Building Efficiency Rest of World segment and $1 million related to the Automotive Experience Interiors segment. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the fourth quarter of fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions and the intention to spin-off the Automotive Experience business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $183 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $139 million related to Corporate assets, $27 million related to the Automotive Experience Seating segment, $16 million related to the Building Efficiency Rest of World segment and $1 million related to the Building Efficiency Systems and Service North America segment. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. In addition, in the fourth quarter of fiscal 2014, the Company concluded that it had a triggering event requiring assessment of impairment of long-lived assets held by the Building Efficiency Rest of World - Latin America reporting unit due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $91 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $45 million was recorded in the third quarter and $46 million in the fourth quarter of fiscal 2014. Of the total impairment charge, $45 million related to the Automotive Experience Interiors segment, $34 million related to the Building Efficiency Rest of World segment, $7 million related to the Automotive Experience Seating segment and $5 million related to Corporate assets. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 4, "Discontinued Operations," and Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

Investments in partially-owned affiliates ("affiliates") at September 30, 2016 were $2.7 billion, $0.6 billion higher than the prior year. The increase was primarily due to the investment in the JCH joint venture and positive earnings at certain Automotive Experience affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2016	September 30, 2015
(in millions)			Change
Current assets	$17,109	$10,469
Current liabilities	(16,293)	(10,446)
	816	23	*

Less: Cash	(684)	(597)
Less: Cash in escrow related to Adient debt	(2,034)	—
Add: Short-term debt	1,119	52
Add: Current portion of long-term debt	628	813
Less: Assets held for sale	(174)	(55)
Add: Liabilities held for sale	28	42
Working capital (as defined)	$(301)	$278	*

Accounts receivable	$8,018	$5,751	39%
Inventories	3,560	2,377	50%
Accounts payable	6,764	5,174	31%

* Measure not meaningful

•
The Company defines working capital as current assets less current liabilities, excluding cash, cash in escrow related to Adient debt, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s operating performance.

•
The decrease in working capital at September 30, 2016 as compared to September 30, 2015, was primarily related to an increase in accounts payable due to timing of supplier payments, timing of income tax payments and an increase in restructuring reserves, partially offset by the impact of the Tyco merger, the impact of the JCH joint venture and an increase in accounts receivable due to timing of customer receipts.

•
The Company’s days sales in accounts receivable at September 30, 2016 were 58, a slight increase from 56 at September 30, 2015. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the year ended September 30, 2016 were slightly lower than the comparable period ended September 30, 2015 primarily due to changes in inventory production levels.

•	Days in accounts payable at September 30, 2016 were 73 days, lower than 74 days at the comparable period ended September 30, 2015.

Cash Flows

	Year Ended September 30,
(in millions)	2016	2015
Cash provided by operating activities	$1,895	$1,600
Cash provided (used) by investing activities	(887)	470
Cash used by financing activities	(933)	(1,821)
Capital expenditures	(1,249)	(1,135)

•
The increase in cash provided by operating activities was primarily due to favorable changes in other assets and lower pension contributions, partially offset by higher income tax payments and current year separation costs.

•
The increase in cash used by investing activities was primarily due to cash received from business divestitures in the prior year, cash paid for the JCH joint venture in the current year and an increase in capital expenditures, partially offset by cash acquired in the Tyco merger in the current year.

•
The decrease in cash used by financing activities was primarily due to an increase in long-term debt, lower stock repurchases in the current year and an increase in short-term debt, partially offset by higher repayments of long-term debt, an increase in dividends paid due to timing and an increase in dividends paid to noncontrolling interests related to the JCH joint venture.

•
The increase in capital expenditures in the current year is primarily related to higher capital investments in the Buildings and Power Solutions businesses, partially offset by lower capital investments in the Automotive Experience business.

Capitalization

	September 30, 2016	September 30, 2015
(in millions)			Change
Short-term debt	$1,119	$52
Current portion of long-term debt	628	813
Long-term debt	14,606	5,745
Total debt	$16,353	$6,610	*

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	24,118	10,335	*
Total capitalization	$40,471	$16,945	*

Total debt as a % of total capitalization	40%	39%
* Measure not meaningful

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
In connection with the Tyco merger on September 2, 2016, JCI Inc., a wholly owned subsidiary of the Company, replaced its $2.5 billion committed five-year credit facility scheduled to mature in August 2018 with a $2.0 billion committed four-year credit facility scheduled to mature in August 2020. Also, in connection with the Tyco merger on September 2, 2016, Tyco International Holding S.à.r.l ("TSarl"), a wholly owned subsidiary of the Company, entered into a four-year, $1.0 billion revolving credit agreement scheduled to mature in August 2020.

•
At September 30, 2016, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million, which are scheduled to expire in fiscal 2017. There were no draws on any of these revolving facilities as of September 30, 2016.

•
Simultaneously with the closing of the Tyco Merger on September 2, 2016, TSarl borrowed $4.0 billion under the Term Loan Credit Agreement dated as of March 10, 2016 with a syndicate of lenders, providing for a three and a half year senior unsecured term loan facility to finance the cash consideration for, and fees, expenses and costs incurred in connection with the Merger.

•
In August 2016, Adient Global Holdings, Ltd. (AGH), a wholly-owned subsidiary of the Company, issued a one billion euro, 3.5% fixed rate, 8-year senior unsecured note scheduled to mature in August 2024. AGH also issued a $900 million, 4.875%, 10-year senior unsecured note scheduled to mature in August 2026. The proceeds from the notes were deposited into escrow and are expected to be released in connection with the spin-off. The notes have not been, and are not expected to be, guaranteed by the Company or any of its subsidiaries that will not be subsidiaries of Adient following the spin-off. Approximately $1,500 million of the proceeds will be distributed to the Company in connection with the spin-off and approximately $500 million of the proceeds will be used for Adient's general corporate purposes.

•
In July 2016, AGH entered into a 5-year, $1,500 million Term A loan facility and a 5-year, $1,500 million revolving credit facility scheduled to mature in July 2021. The term loan was fully drawn in August 2016. As of September 30, 2016, there were no draws on the facility. Upon completion of the spin-off of Adient, AGH will become a wholly-owned subsidiary of Adient. On the date of the spin-off, Adient and certain of its wholly-owned subsidiaries will guarantee the debt, and the guarantees of the Company will automatically be released. The Company used the proceeds of the term loan to early repay its four tranches of euro-denominated floating rate credit facilities, totaling 390 million euro, that were outstanding as of September 30, 2015; three term loans of $500 million, $200 million and $125 million that were entered into during fiscal 2016, plus accrued interest, and a $90 million outstanding credit facility. The remainder of the proceeds were used for general corporate purposes.

•
In February 2016, the Company entered into a nine-month, $100 million floating rate term loan scheduled to mature in November 2016. Proceeds from the term loan were used for general corporate purposes.

•
In February 2016, the Company terminated a 37 million euro committed revolving credit facility scheduled to mature in September 2016, and subsequently entered into a nine-month, 100 million euro, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

•	In January 2016, the Company entered into a ten-month, $200 million, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

•	In January 2016, the Company entered into a ten-month, $125 million, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

•	In January 2016, the Company retired $800 million in principal amount, plus accrued interest, of its 5.5% fixed rate notes that matured in January 2016.

•	In September 2015, the Company retired, at maturity, $500 million, $150 million and $100 million floating rate term loans plus accrued interest that were entered into during fiscal 2015.

•
In June 2015, the Company entered into a five-year, 37 billion yen floating rate syndicated term loan scheduled to mature in June 2020. Proceeds from the syndicated term loan were used for general corporate purposes.

•
In May 2015, the Company made a partial repayment of 32 million euro in principal amount, plus accrued interest, of its 70 million euro floating rate credit facility scheduled to mature in November 2017. The remaining outstanding portion as of September 30, 2015 was repaid during fiscal 2016.

•	In March 2015, the Company retired $125 million in principal amount, plus accrued interest, of its 7.7% fixed rate notes that matured in March 2015.

•
In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes. The $90 million was repaid in September 2015.

•
The Company also selectively makes use of short-term credit lines. The Company estimates that, as of September 30, 2016, it could borrow up to $1.7 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at September 30, 2016 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2017 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event Johnson Controls,

Inc., and TSarl are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.0 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facilities as of September 30, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company earns a significant amount of its operating income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. However, in fiscal 2016, the Company did provide income tax expense related to a change in the Company's assertion over a portion of the permanently reinvested earnings as a result of the planned spin-off of the Automotive Experience business. Except as noted, the Company’s intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations in the U.S., the Company could elect to raise capital in the U.S. through debt or equity issuances. In addition, should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates.

•
The Company's debt financial covenants require it to maintain a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of its consolidated shareholders’ equity for liens and pledges. For purposes of calculating the covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's, a wholly-owned subsidiary of Johnson Controls, revolving credit facility contains customary terms and conditions, and financial covenants that limit the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization and excluding special items to 3.5x and that limit its ability to incur subsidiary debt or grant liens on its property. As of September 30, 2016, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and indentures and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company’s credit rating.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $620 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience, Buildings and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments, change-in-control payments and immaterial changes in estimates to prior year plans. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $300 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized by the end of fiscal 2018. For fiscal 2016, there were no significant savings, net of execution costs, realized for this plan. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $445 million at September 30, 2016 is expected to be paid in cash. Included in the reserve is $78 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2015 and recorded $397 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2015 restructuring plan will reduce annual operating costs from continuing operations by approximately $250 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects that a portion of these savings, net of execution costs, will be achieved in fiscal 2016 and the full annual benefit of these actions is expected in fiscal 2017. For fiscal 2016, the savings from continuing operations, net of execution costs, were approximately 55% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2016. The restructuring plan reserve balance of $117 million at September 30, 2016 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to significant restructuring plans in fiscal 2014 and 2013 and recorded $324 million and $903 million, respectively, of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. The Company currently estimates that upon completion of the restructuring actions, the fiscal 2014 and 2013 restructuring plans will reduce annual operating costs from continuing operations by approximately $175 million and $350 million, respectively, which is primarily the result of lower cost of sales due to reduced employee-related costs and lower depreciation and amortization expense. The full annual benefit of these actions, net of execution costs, were achieved in fiscal 2016. The restructuring actions were substantially complete in 2016. The respective year’s restructuring plan reserve balances of $23 million and $24 million, respectively, at September 30, 2016 are expected to be paid in cash.

A summary of the Company’s significant contractual obligations as of September 30, 2016 is as follows (in millions):

	Total	2017	2018-2019	2020-2021	2022 and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$15,234	$628	$379	$6,905	$7,322
Interest on long-term debt (including capital lease obligations)*	6,447	414	795	723	4,515
Operating leases	1,352	406	537	254	155
Purchase obligations	2,624	2,218	308	92	6
Pension and postretirement contributions	745	330	78	84	253
Tax indemnification liabilities**	290	—	—	—	—
Total contractual cash obligations	$26,692	$3,996	$2,097	$8,058	$12,251

* See "Capitalization" for additional information related to the Company's long-term debt. The Company's outstanding interest rate swaps in an asset position are not included in the table at September 30, 2016, which indicates the Company was in a net position of receiving cash under such swaps.

** As a result of the Tyco merger in the fourth quarter of fiscal 2016, the Company recorded as part of the acquired liabilities of Tyco $290 million of post sale contingent tax indemnification liabilities within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2016, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. The payments due by period are not presented due to uncertainty as to when these liabilities will be settled or paid.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial position and cash flows.

Revenue Recognition

The Buildings business recognizes revenue from certain long-term contracts over the contractual period under the POC method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

The Buildings business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Buildings business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period. In addition, the Buildings business sells security monitoring systems that may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. In accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. In order to estimate relative selling price, market data and transfer price studies are utilized. Revenue recognized for security monitoring equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services. For transactions in which the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the customer relationship.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2016, 2015 and 2014.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2016, 2015 and 2014.

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement benefits. Plan assets and obligations are measured annually, or more frequently if there is a remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension and postretirement benefit plans.

U.S. GAAP requires that companies recognize in the statement of financial position a liability for defined benefit pension and postretirement plans that are underfunded or unfunded, or an asset for defined benefit pension and postretirement plans that are overfunded. U.S. GAAP also requires that companies measure the benefit obligations and fair value of plan assets that determine a benefit plan’s funded status as of the date of the employer’s fiscal year end.

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s discount rate on U.S. pension plans was 3.70% and 4.40% at September 30, 2016 and 2015, respectively. The Company’s discount rate on postretirement plans was 3.30% and 3.75% at September 30, 2016 and 2015, respectively. The Company’s weighted average discount rate on non-U.S. pension plans was 1.90% and 3.15% at September 30, 2016 and 2015, respectively.

At September 30, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method will result in different service and interest components of net periodic benefit cost (credit) in future periods. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or annual net periodic benefit cost (credit) as the change in the service and interest costs is completely offset in the net actuarial (gain) loss reported. The change in the service and interest costs was not significant. The Company has accounted for this change as a change in accounting estimate.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 47% of the plans’ assets are invested in fixed income securities and 41% in equity securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2016 and 2015, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 7.50%. The actual rate of return on U.S. pension plans was above 7.50% in fiscal 2016 and was below 7.50% in fiscal 2015. For the years ending September 30, 2016 and 2015, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 4.50%. The actual rate of return on non-U.S. pension plans was above 4.50% in fiscal 2016 and approximated 4.50% in 2015. For the years ending September 30, 2016 and 2015, the Company’s weighted average expected long-term return on postretirement plan assets was 5.45% and 5.75%, respectively. The actual rate of return on postretirement plan assets was above 5.45% in fiscal 2016 and was below 5.75% in fiscal 2015.

Beginning in fiscal 2017, the Company believes the long-term rate of return will approximate 7.50%, 3.40% and 5.60% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2016, total employer contributions to the defined benefit pension plans were $136 million, of which $34 million were voluntary contributions made by the Company. The Company expects to contribute approximately $326 million in cash to its defined benefit pension plans in fiscal 2017 including $247 million due to change-in-control provisions triggered by the Tyco merger. In fiscal 2016, total employer and employee contributions to the postretirement plans were $7 million. The Company expects to contribute approximately $4 million in cash to its postretirement plans in fiscal 2017.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Loss Contingencies

Accruals are recorded for various contingencies including legal proceedings, environmental matters, self-insurance and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

The Company is subject to laws and regulations relating to protecting the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Refer to Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements.

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company records receivables from third party insurers when recovery has been determined to be probable.

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2069 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2069. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims discounted to present value. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers. Refer to Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. At September 30, 2016, the Company had recorded $396 million of warranty reserves, including extended warranties for which deferred revenue is recorded. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Refer to Note 21, "Guarantees," of the notes to consolidated financial statements for disclosure of the Company's product warranty liabilities.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year.

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2016, the Company had a valuation allowance of $3,564 million, of which $3,067 million relates to net operating loss carryforwards primarily in Australia, Belgium Brazil, China, France, Spain, Switzerland, Luxembourg and the United Kingdom for which sustainable taxable income has not been demonstrated; and $497 million for other deferred tax assets.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2016, the Company had unrecognized tax benefits of $1,836 million.

The Company does not generally provide additional U.S. or non-U.S. income taxes on outside basis differences of consolidated subsidiaries included in shareholders’ equity attributable to Johnson Controls. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income.  The Company’s intent is to reduce the outside basis differences only when it would be tax efficient. Refer to "Capitalization" within the "Liquidity and Capital Resources" section for discussion of U.S. and non-U.S. cash projections.

Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated statements of financial position. During the quarter ended December 31, 2015, the Company early adopted ASU No. 2015-17 and applied the change retrospectively to all periods presented.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 was effective for the Company for the quarter ended December 31, 2015. The adoption of this guidance did not have any impact on the Company's consolidated financial statements as there were no dispositions or disposals during the quarter ended December 31, 2015.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control." The ASU changes how a single decision maker of a variable interest entity (VIE) that holds indirect interest in the entity through related parties that are under common control determines whether it is the primary beneficiary of the VIE. The new guidance amends ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" issued in February 2015. The guidance should be applied coincidentally with the adoption of ASU 2015-02, which is effective for the Company for the quarter ending December 31, 2016. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory". The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018 with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 provides clarification guidance on eight specific cash flow presentation issues in order to reduce the diversity in practice. ASU No. 2016-15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deem impracticable, in which case prospective application is permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. ASU No. 2016-13 will be effective for the Company for the quarter ended December 31, 2020, with early adoption permitted for the quarter ended December 31, 2019. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No.

2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective for the Company for the quarter ending December 31, 2018, and early adoption is not permitted, with certain exceptions. The changes are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective prospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements but will impact pension asset disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. The ASU No. 2015-02 was amended by ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control," issued in October 2016. ASU No. 2015-02 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

RISK MANAGEMENT

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, interest rates and stock-based compensation. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the consolidated statements of income.

For all foreign currency derivative instruments designated as cash flow hedges, retrospective effectiveness is tested on a monthly basis using a cumulative dollar offset test. The fair value of the hedged exposures and the fair value of the hedge instruments are revalued, and the ratio of the cumulative sum of the periodic changes in the value of the hedge instruments to the cumulative sum of the periodic changes in the value of the hedge is calculated. The hedge is deemed as highly effective if the ratio is between 80% and 125%. For commodity derivative contracts designated as cash flow hedges, effectiveness is tested using a regression calculation. Ineffectiveness is minimal as the Company aligns most of the critical terms of its derivatives with the supply contracts.

For net investment hedges, the Company assesses its net investment positions in the non-U.S. operations and compares it with the outstanding net investment hedges on a quarterly basis. The hedge is deemed effective if the aggregate outstanding principal of the hedge instruments designated as the net investment hedge in a non-U.S. operation does not exceed the Company’s net investment positions in the respective non-U.S. operation.

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. At September 30, 2016, all outstanding interest rate swaps qualify for the long-haul method. The Company assesses retrospective and prospective effectiveness and records any measured ineffectiveness in the consolidated statements of income on a monthly basis.

Equity swaps and any other derivative instruments not designated as hedging instruments under ASC 815 require no assessment of effectiveness.

A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements.

Foreign Exchange

The Company has manufacturing, sales and distribution facilities around the world and thus makes investments and enters into transactions denominated in various foreign currencies. In order to maintain strict control and achieve the benefits of the Company’s global diversification, foreign exchange exposures for each currency are netted internally so that only its net foreign exchange exposures are, as appropriate, hedged with financial instruments.

The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. The Company primarily enters into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. The Company also selectively hedges anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815.

The Company had entered into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the cross-currency interest rate swaps and debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally.

At September 30, 2016 and 2015, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $297 million and $234 million, respectively.

Interest Rates

The Company uses interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. The Company had eight interest rate swaps totaling $850 million outstanding at September 30, 2016 and twelve interest rates swaps totaling $1.7 billion outstanding at September 30, 2015. A 10% increase in the average cost of the Company’s variable rate debt would have resulted in an unfavorable change in pre-tax interest expense of approximately $11 million and $6 million for the year ended September 30, 2016 and 2015, respectively.

Commodities

The Company uses commodity hedge contracts in the financial derivatives market in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments offset the gains or losses on purchases of the underlying commodities that will be used in the business. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities.

ENVIRONMENTAL, HEALTH AND SAFETY AND OTHER MATTERS

The Company’s global operations are governed by environmental laws and worker safety laws. Under various circumstances, these laws impose civil and criminal penalties and fines, as well as injunctive and remedial relief, for noncompliance and require remediation at sites where Company-related substances have been released into the environment.

The Company has expended substantial resources globally, both financial and managerial, to comply with applicable environmental laws and worker safety laws and to protect the environment and workers. The Company believes it is in substantial compliance with such laws and maintains procedures designed to foster and ensure compliance. However, the Company has been, and in the future may become, the subject of formal or informal enforcement actions or proceedings regarding noncompliance with such laws or the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and in some cases payment of penalties. Historically, neither such commitments nor penalties imposed on the Company have been material.

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2016, reserves for environmental liabilities totaled $55 million, of which $15 million was recorded within other current liabilities and $40 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. The Company’s environmental liabilities do not take into consideration any possible recoveries of future insurance proceeds. Because of the uncertainties associated with environmental remediation activities at sites where the Company may be potentially liable, future expenses to remediate identified sites could be considerably higher than the accrued liability. However, while neither the timing nor the amount of ultimate costs associated with known environmental remediation matters can be determined at this time, the Company does not expect that these matters will have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Buildings businesses. At September 30, 2016, the Company recorded conditional asset retirement obligations of $74 million.

The Company and certain of its subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. As of September 30, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $148 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $548 million, of which $35 million is recorded in other current liabilities and $513 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $400 million, of which $41 million is recorded in other current assets, and $359 million is recorded in other noncurrent assets. Assets include $16 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable, the amount of such recoveries recorded at September 30, 2016 is $120 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of September 30, 2016 are appropriate. The assets recorded in fiscal 2016 were as a result of assets acquired as part of the Tyco merger.

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2016, the insurable liabilities totaled $473 million, of which $70 million was recorded within other current liabilities, $36 million was recorded within accrued compensation and benefits, and $367 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, it is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented. Refer to Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

QUARTERLY FINANCIAL DATA

(in millions, except per share data) (quarterly amounts unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2016
Net sales	$8,929	$9,031	$9,516	$10,198	$37,674
Gross profit	1,633	1,729	1,887	2,065	7,314
Net income (loss) (1)	490	(469)	459	(1,132)	(652)
Net income (loss) attributable to Johnson Controls	450	(530)	383	(1,171)	(868)
Earnings (loss) per share (2)
Basic	0.69	(0.82)	0.59	(1.61)	(1.30)
Diluted	0.69	(0.82)	0.59	(1.61)	(1.30)

2015
Net sales	$9,624	$9,198	$9,608	$8,749	$37,179
Gross profit	1,609	1,573	1,706	1,559	6,447
Net income (3)	546	557	207	369	1,679
Net income attributable to Johnson Controls	507	529	178	349	1,563
Earnings per share (4)
Basic	0.77	0.81	0.27	0.54	2.39
Diluted	0.76	0.80	0.27	0.53	2.36

(1)
The fiscal 2016 first quarter net income includes $101 million for transaction, integration and separation costs. The fiscal 2016 second quarter net loss includes $229 million of significant restructuring and impairment costs, and $131 million for transaction, integration and separation costs. The fiscal 2016 third quarter net income includes $167 million for transaction, integration, and separation costs, and $102 million of significant restructuring and impairment costs. The fiscal 2016 fourth quarter net loss includes $514 million of net mark-to-market and settlement losses on pension and postretirement plans, $296 million of significant restructuring and impairment costs, and $293 million for transaction, integration and separation costs. The preceding amounts are stated on a pre-tax and pre-noncontrolling interest impact basis.

(2)	Basic and diluted earnings (loss) per share will not cross-foot due to the impact of the Tyco merger on the weighted-average shares included within the earnings per share calculation.

(3)
The fiscal 2015 first quarter net income includes $20 million for transaction and integration costs. The fiscal 2015 second quarter net income includes $28 million for transaction and integration costs, and a $200 million gain on divestiture of two GWS joint ventures within discontinued operations. The fiscal 2015 third quarter net income includes $48 million for transaction, integration, and separation costs. The fiscal 2015 fourth quarter net income includes $422 million of net mark-to-market losses on pension and postretirement plans, $397 million of significant restructuring and impairment costs, a $145 million gain on divestiture of the Interiors business, $82 million for transaction, integration and separation costs, and a $940 million gain on the divestiture of GWS within discontinued operations. The preceding amounts are stated on a pre-tax basis.

(4)	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls International plc and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in fiscal 2016.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded the operations of the Tyco business from its assessment of internal control over financial reporting as of September 30, 2016 given that the acquisition date of Tyco was September 2, 2016. We have also excluded the Tyco business from our audit of internal control over financial reporting. The Tyco business is a wholly-owned subsidiary whose total assets and total revenues represent approximately 44 percent and less than 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2016.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 23, 2016

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2016	2015	2014
Net sales
Products and systems*	$33,635	$33,513	$34,978
Services*	4,039	3,666	3,771
	37,674	37,179	38,749
Cost of sales
Products and systems*	27,625	28,214	29,910
Services*	2,735	2,518	2,534
	30,360	30,732	32,444

Gross profit	7,314	6,447	6,305

Selling, general and administrative expenses	(5,325)	(3,986)	(4,216)
Restructuring and impairment costs	(620)	(397)	(324)
Net financing charges	(314)	(288)	(244)
Equity income	531	375	395

Income from continuing operations before income taxes	1,586	2,151	1,916

Income tax provision	2,238	600	407

Income (loss) from continuing operations	(652)	1,551	1,509

Income (loss) from discontinued operations, net of tax (Note 4)	—	128	(166)

Net income (loss)	(652)	1,679	1,343

Income from continuing operations attributable to noncontrolling interests	216	112	105
Income from discontinued operations attributable to noncontrolling interests	—	4	23

Net income (loss) attributable to Johnson Controls	$(868)	$1,563	$1,215

Amounts attributable to Johnson Controls ordinary shareholders:
Income (loss) from continuing operations	$(868)	$1,439	$1,404
Income (loss) from discontinued operations	—	124	(189)
Net income (loss)	$(868)	$1,563	$1,215

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$(1.30)	$2.20	$2.11
Discontinued operations	—	0.19	(0.28)
Net income (loss) **	$(1.30)	$2.39	$1.82

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$(1.30)	$2.18	$2.08
Discontinued operations	—	0.19	(0.28)
Net income (loss)**	$(1.30)	$2.36	$1.80

*	Products and systems consist of Automotive Experience, Buildings and Power Solutions products and systems. Services are Buildings technical services.

**	Certain items do not sum due to rounding.
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2016	2015	2014

Net income (loss)	$(652)	$1,679	$1,343

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(94)	(825)	(642)
Realized and unrealized gains (losses) on derivatives	9	(10)	(3)
Realized and unrealized losses on marketable common stock	(1)	—	(7)
Pension and postretirement plans	(1)	(10)	(5)

Other comprehensive loss	(87)	(845)	(657)

Total comprehensive income (loss)	(739)	834	686

Comprehensive income attributable to noncontrolling interests	225	91	126

Comprehensive income (loss) attributable to Johnson Controls	$(964)	$743	$560

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2016	2015

Assets

Cash and cash equivalents	$684	$597
Cash in escrow related to Adient debt	2,034	—
Accounts receivable, less allowance for doubtful accounts of $194 and $82, respectively	8,018	5,751
Inventories	3,560	2,377
Assets held for sale	174	55
Other current assets	2,639	1,689
Current assets	17,109	10,469

Property, plant and equipment - net	7,872	5,870
Goodwill	23,409	6,824
Other intangible assets - net	7,653	1,516
Investments in partially-owned affiliates	2,735	2,143
Other noncurrent assets	4,475	2,800
Total assets	$63,253	$29,622

Liabilities and Equity

Short-term debt	$1,119	$52
Current portion of long-term debt	628	813
Accounts payable	6,764	5,174
Accrued compensation and benefits	1,763	1,090
Liabilities held for sale	28	42
Other current liabilities	5,991	3,275
Current liabilities	16,293	10,446

Long-term debt	14,606	5,745
Pension and postretirement benefits	1,738	767
Other noncurrent liabilities	5,292	1,954
Long-term liabilities	21,636	8,466

Commitments and contingencies (Note 23)

Redeemable noncontrolling interests	234	212

Ordinary shares - par value $0.01, $0.01; 2.0 billion, 1.8 billion shares authorized; 936,247,911, 717,039,108 shares issued, respectively	9	7
Ordinary A shares - par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2016 and 2015	—	—
Preferred shares - par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2016 and 2015	—	—
Ordinary shares held in treasury, at cost (2016 - 452,083; 2015 - 69,671,840 shares)	(20)	(3,152)
Capital in excess of par value	16,105	3,740
Retained earnings	9,177	10,797
Accumulated other comprehensive loss	(1,153)	(1,057)
Shareholders’ equity attributable to Johnson Controls	24,118	10,335
Noncontrolling interests	972	163
Total equity	25,090	10,498
Total liabilities and equity	$63,253	$29,622
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2016	2015	2014
Operating Activities
Net income (loss) attributable to Johnson Controls	$(868)	$1,563	$1,215
Income from continuing operations attributable to noncontrolling interests	216	112	105
Income from discontinued operations attributable to noncontrolling interests	—	4	23
Net income (loss)	(652)	1,679	1,343
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	953	860	955
Pension and postretirement benefit expense	460	396	321
Pension and postretirement contributions	(137)	(409)	(161)
Equity in earnings of partially-owned affiliates, net of dividends received	(250)	(144)	(153)
Deferred income taxes	(1,241)	327	(329)
Non-cash restructuring and impairment charges	221	183	181
Loss (gain) on divestitures - net	(26)	(1,340)	111
Fair value adjustment of equity investment	(4)	—	(38)
Equity-based compensation	142	90	82
Other	5	(1)	(2)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(344)	(297)	(18)
Inventories	1	(99)	(311)
Other assets	148	(113)	(192)
Restructuring reserves	141	(6)	(31)
Accounts payable and accrued liabilities	398	348	440
Accrued income taxes	2,080	126	197
Cash provided by operating activities	1,895	1,600	2,395

Investing Activities
Capital expenditures	(1,249)	(1,135)	(1,199)
Sale of property, plant and equipment	32	37	79
Acquisition of businesses, net of cash acquired	353	(22)	(1,733)
Business divestitures	32	1,646	225
Changes in long-term investments	(48)	(44)	19
Other	(7)	(12)	16
Cash provided (used) by investing activities	(887)	470	(2,593)

Financing Activities
Increase (decrease) in short-term debt - net	556	(68)	73
Increase in long-term debt	1,501	299	2,001
Repayment of long-term debt	(1,299)	(191)	(833)
Debt financing costs	(45)	—	—
Stock repurchases	(501)	(1,362)	(1,249)
Payment of cash dividends	(915)	(657)	(568)
Proceeds from the exercise of stock options	70	275	186
Cash paid to acquire a noncontrolling interest	(2)	(38)	(5)
Dividends paid to noncontrolling interests	(306)	(68)	(55)
Other	8	(11)	38
Cash used by financing activities	(933)	(1,821)	(412)
Effect of exchange rate changes on cash and cash equivalents	12	(81)	(20)
Change in cash held for sale	—	20	(16)
Increase (decrease) in cash and cash equivalents	87	188	(646)
Cash and cash equivalents at beginning of period	597	409	1,055
Cash and cash equivalents at end of period	$684	$597	$409
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders

(in millions, except per share data)	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2013	$12,273	$7	$3,092	$9,287	$(531)	$418
Comprehensive income (loss)	560	—	—	1,215	—	(655)
Cash dividends Common ($0.88 per share)	(586)	—	—	(586)	—	—
Repurchases of common stock	(1,249)	—	—	—	(1,249)	—
Other, including options exercised	272	—	277	(1)	(4)	—
At September 30, 2014	11,270	7	3,369	9,915	(1,784)	(237)
Comprehensive income (loss)	743	—	—	1,563	—	(820)
Cash dividends Common ($1.04 per share)	(681)	—	—	(681)	—	—
Repurchases of common stock	(1,362)	—	—	—	(1,362)	—
Other, including options exercised	365	—	371	—	(6)	—
At September 30, 2015	10,335	7	3,740	10,797	(3,152)	(1,057)
Comprehensive loss	(964)	—	—	(868)	—	(96)
Result of contribution of Johnson Controls, Inc. to Johnson Controls International plc	15,808	2	12,157	—	3,649	—
Cash dividends Common ($1.16 per share)	(752)	—	—	(752)	—	—
Repurchases of common stock	(501)	—	—	—	(501)	—
Other, including options exercised	192	—	208	—	(16)	—
At September 30, 2016	$24,118	$9	$16,105	$9,177	$(20)	$(1,153)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On September 2, 2016, Johnson Controls, Inc. ("JCI Inc.") and Tyco International plc (“Tyco”) completed their combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 24, 2016, as amended by Amendment No. 1, dated as of July 1, 2016, by and among JCI Inc., Tyco and certain other parties named therein, including Jagara Merger Sub LLC, an indirect wholly owned subsidiary of Tyco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, on September 2, 2016, Merger Sub merged with and into JCI Inc., with JCI Inc. being the surviving corporation in the merger and a wholly owned, indirect subsidiary of Tyco (the “Merger”). Following the Merger, Tyco changed its name to “Johnson Controls International plc.” The Merger changed the jurisdiction of organization from the United States to Ireland. The domicile to Ireland became effective on September 2, 2016.

The merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." JCI Inc. was the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of JCI Inc. for periods prior to this transaction are considered to be the historic financial statements of the Company. Refer to Note 2, "Merger Transaction," of the notes to consolidated financial statements for further information.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc., a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). The financial statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the Company does not have a controlling interest.

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, "Consolidation," the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. If the entity is not considered a VIE, then the Company applies the voting interest model to determine whether or not the Company shall consolidate the partially-owned affiliate.

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in three VIEs for the reporting periods ended September 30, 2016 and 2015, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funds the entities’ short-term liquidity needs through revolving credit facilities and has the power to direct the activities that are considered most significant to the entities through its key customer supply relationships.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the years ended September 30, 2016, 2015 and 2014 was not material. The VIE is named as a co-obligor under a third party debt agreement of $170 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $37 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	September 30,
	2016	2015
Current assets	$284	$281
Noncurrent assets	98	128
Total assets	$382	$409

Current liabilities	$230	$232
Noncurrent liabilities	29	34
Total liabilities	$259	$266

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fiscal 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $59 million and $62 million at September 30, 2016 and 2015, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other nonconsolidated VIEs for the presented reporting periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for fair value of financial instruments, including derivative instruments, hedging activities and long-term debt.

Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash in Escrow Related to Adient Debt

At September 30, 2016, the Company held restricted cash of $2,034 million related to restricted proceeds deposited into escrow from the issuance of $2,000 million aggregate principal of unsecured, unsubordinated notes by Adient Global Holdings Ltd. ("AGH"), a wholly owned subsidiary of the Company, and are expected to be released upon the completion of the Adient spin-off. At September 30, 2015, there was no cash in escrow for this purpose. Approximately $1,500 million of the proceeds will be distributed to the Company in connection with the spin-off and approximately $500 million of the proceeds will be used for Adient's general corporate purposes.

Restricted Cash

At September 30, 2016, the Company held restricted cash of approximately $88 million, of which $79 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash held in escrow from business divestitures and cash restricted for payment of asbestos liabilities. As of September 30, 2015, the Company did not hold a material amount of restricted cash.

Receivables

Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts is based on historical experience, existing economic conditions and any specific customer collection issues the Company has identified. The Company enters into supply chain financing programs to sell certain accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company’s policy for engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually assured. Income related to recovery of these costs is recorded within selling, general and administrative expense in the consolidated statements of income. At September 30, 2016 and 2015, the Company recorded within the consolidated statements of financial position approximately $316 million and $299 million, respectively, of engineering and research and development costs for which customer reimbursement is contractually assured. The reimbursable costs are recorded in other current assets if reimbursement will occur in less than one year and in other noncurrent assets if reimbursement will occur beyond one year.

Costs for molds, dies and other tools used to make products that will be sold under long-term supply arrangements are capitalized within property, plant and equipment if the Company has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement. Capitalized items, if specifically designed for a supply arrangement, are amortized over the term of the arrangement; otherwise, amounts are amortized over the estimated useful lives of the assets. The carrying values of assets capitalized in accordance with the foregoing policy are periodically reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At September 30, 2016 and 2015, approximately $62 million and $60 million, respectively, of costs for molds, dies and other tools were capitalized within property, plant and equipment which represented assets to which the Company had title. In addition, at September 30, 2016 and 2015, the Company recorded within the consolidated statements of financial position in other current assets approximately $203 million and $149 million, respectively, of costs for molds, dies and other tools for which customer reimbursement is contractually assured.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives generally range from 3 to 40 years for buildings and improvements, subscriber systems up to 15 years, and from 3 to 15 years for machinery and equipment. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2016, 2015 and 2014.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2016, 2015 and 2014.

Percentage-of-Completion Contracts

The Buildings business records certain long-term contracts under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $841 million and $453 million at September 30, 2016 and 2015, respectively. Billings in excess of costs and earnings related to these contracts were $431 million and $340 million at September 30, 2016 and 2015, respectively.

Revenue Recognition

The Buildings business recognizes revenue from certain long-term contracts over the contractual period under the POC method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

The Buildings business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Buildings business also sells certain heating, ventilating and air conditioning (HVAC) and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period. In addition, the Building's business sells security monitoring systems that may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. In accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. In order to estimate relative selling price, market data and transfer price studies are utilized. Revenue recognized for security monitoring equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services. For transactions in which the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the customer relationship.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Subscriber System Assets, Dealer Intangibles and Related Deferred Revenue Accounts

The Tyco portion of the Buildings business considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems outside of North America, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program, primarily outside of North America (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which the Company retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's place of business, or outside of North America, residence. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

Costs related to the subscriber system equipment and installation are categorized as property, plant and equipment rather than deferred costs. Deferred costs associated with subscriber system assets represent direct and incremental selling expenses (such as commissions) related to acquiring the customer. Commissions related to up-front consideration paid by customers in connection with the establishment of the monitoring arrangement are determined based on a percentage of the up-front fees and do not exceed deferred revenue. Such deferred costs are recorded as other current and noncurrent assets within the consolidated statements of financial position.

Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. The Company depreciates its pooled subscriber system assets and related deferred revenue using a straight-line method with lives up to 15 years and considering customer attrition. The Company uses a straight-line method with a 15-year life for non-pooled subscriber system assets (primarily in Europe, Latin America and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

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

Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the same month and year of contract acquisition on a straight-line basis over the period of the customer relationship. The estimated useful life of dealer intangibles ranges from 12 to 15 years.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2016, 2015 and 2014 were $618 million, $733 million and $792 million, respectively. A portion of the costs associated with these activities is reimbursed by customers and, for the fiscal years ended September 30, 2016, 2015 and 2014 were $308 million, $364 million and $352 million, respectively.

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options and unvested restricted stock. See Note 13, "Earnings per Share," of the notes to consolidated financial statements for the calculation of earnings per share.

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction losses, net of the impact of foreign currency hedges, included in net income for the years ended September 30, 2016, 2015 and 2014 were $95 million, $119 million and $8 million, respectively.

Derivative Financial Instruments

The Company has written policies and procedures that place all financial instruments under the direction of Corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for speculative purposes is strictly prohibited. The Company selectively uses financial instruments to manage the market risk from changes in foreign exchange rates, commodity prices, stock-based compensation liabilities and interest rates.

The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (AOCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.

Investments

The Company invests in debt and equity securities which are classified as available for sale and are marked to market at the end of each accounting period. Unrealized gains and losses on these securities, other than the deferred compensation plan assets, are recognized in accumulated other comprehensive loss within the consolidated statement of shareholders' equity unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. The deferred compensation plan assets are marked to market at the end of each accounting period and all unrealized gains and losses are recorded in the consolidated statements of income.

Pension and Postretirement Benefits

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension and postretirement benefit plans.

Loss Contingencies

Accruals are recorded for various contingencies including legal proceedings, environmental matters, self-insurance and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

The Company is subject to laws and regulations relating to protecting the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Refer to Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements.

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2069 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2069. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims discounted to present value. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers. Refer to Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements.

Retrospective Changes

In the fourth quarter of fiscal 2016, the Company changed its accounting policy for accruing for defense costs related to asbestos claims on a discounted basis. The Company’s historical accounting treatment for asbestos claim defense costs was to accrue as incurred. The new policy is to record an accrual for all future asbestos related defense costs which are determined to be probable and estimable of being incurred. The Company believes this new policy is preferable as it better reflects the economics of settlement of the Company's asbestos claims, improves comparability among the Company’s peer group and provides greater transparency to on-going operating results. These changes have been reported through retrospective application of the new policy to all periods presented. These changes did not have an impact to any period presented on the consolidated statements of income. The financial statement impact of this change for all periods presented was an increase to other noncurrent liabilities of $68 million, an increase to other noncurrent assets of $27 million and a decrease to retained earnings of $41 million.

In September 2016, as a result of the Tyco merger and further discussed within Note 2, "Merger Transaction," of the notes to consolidated financial statements, each outstanding share of common stock, par value $1.00 per share, of JCI Inc. common stock (other than shares held by JCI Inc., Tyco and certain of their subsidiaries) was converted into the right to receive either a cash consideration or a share consideration. As a result, the par value of the Company’s ordinary shares is $0.01. This change resulted in a decrease to ordinary shares and corresponding increase in capital in excess of par value in the consolidated statements of financial position and is reported through retrospective application of the new par value for all periods presented.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated statements of financial position. During the quarter ended December 31, 2015, the Company early adopted ASU No. 2015-17 and applied the change retrospectively to all periods presented. Historical information was already revised throughout these financial statements to reflect the adoption of ASU No. 2015-17 within the Company's recasted consolidated financial statements and notes to consolidated financial statement for the year ended September 30, 2015 in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on March 3, 2016.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. ASU No. 2014-08 was effective for the Company for the quarter ended December 31, 2015. The adoption of this guidance did not have any impact on the Company's consolidated financial statements as there were no dispositions or disposals during the quarter ended December 31, 2015.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control." The ASU changes how a single decision maker of a VIE that holds indirect interest in the entity through related parties that are under common control determines whether it is the primary beneficiary of the VIE. The new guidance amends ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" issued in February 2015. The guidance should be applied coincidentally with the adoption of ASU 2015-02, which is effective for the Company for the quarter ending December 31, 2016. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory". The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018 with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 provides clarification guidance on eight specific cash flow presentation issues in order to reduce the diversity in practice. ASU No. 2016-15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deem impracticable, in which case prospective application is permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 changes the impairment model for financial assets measured at amortized cost, requiring presentation at the net amount expected to be collected. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts. Available-for-sale debt securities with unrealized losses will now be recorded through an allowance for credit losses. ASU No. 2016-13 will be effective for the Company for the quarter ended December 31, 2020, with early adoption permitted for the quarter ended December 31, 2019. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 will be effective for the Company for the quarter ending December 31, 2018, and early adoption is not permitted, with certain exceptions. The changes are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective prospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements but will impact pension asset disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. The ASU No. 2015-02 was amended by ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control," issued in October 2016. ASU No. 2015-02 will be effective retrospectively for the Company for the quarter ending December 31, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU

No. 2016-12 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

2.    MERGER TRANSACTION

As discussed in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements, JCI Inc. and Tyco completed the Merger on September 2, 2016. The Merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with ASC 805, "Business Combinations." Based on the structure of the Merger and other activities contemplated by the Merger Agreement, relative outstanding share ownership, the composition of the Company's board of directors and the designation of certain senior management positions of the Company, JCI Inc. was the accounting acquirer for financial reporting purposes.

Immediately prior to the Merger and in connection therewith, Tyco shareholders received 0.955 ordinary shares of Tyco (which shares are now referred to as shares of the Company, or “Company ordinary shares”) for each Tyco ordinary share they held by virtue of a 0.955-for-one share consolidation. In the Merger, each outstanding share of common stock, par value $1.00 per share, of JCI Inc. (“JCI Inc. common stock”) (other than shares held by JCI Inc., Tyco and certain of their subsidiaries) was converted into the right to receive either the cash consideration or the share consideration (each as described below), at the election of the holder, subject to proration procedures described in the Merger Agreement and applicable withholding taxes.  The election to receive the cash consideration was undersubscribed. As a result, holders of shares of JCI Inc. common stock that elected to receive the share consideration and holders of shares of JCI Inc. common stock that made no election (or failed to properly make an election) became entitled to receive, for each such share of JCI Inc. common stock, $5.7293 in cash, without interest, and 0.8357 Company ordinary shares, subject to applicable withholding taxes.  Holders of shares of JCI Inc. common stock that elected to receive the cash consideration became entitled to receive, for each such share of JCI Inc. common stock, $34.88 in cash, without interest, subject to applicable withholding taxes.  In the merger, JCI Inc. shareholders received, in the aggregate, approximately $3.864 billion in cash. Immediately after the closing of, and giving effect to, the Merger, former JCI Inc. shareholders owned approximately 56% of the issued and outstanding Company ordinary shares and former Tyco stockholders owned approximately 44% of the issued and outstanding Company ordinary shares.

Tyco is a leading global provider of security products and services, fire detection and suppression products and services, and life safety products. The acquisition of Tyco brings together best-in-class product, technology and service capabilities across controls, fire, security, HVAC, power solutions and energy storage, to serve various end-markets including large institutions, commercial buildings, retail, industrial, small business and residential.  The combination of the Tyco and JCI Inc. buildings platforms is expected to create immediate opportunities for near-term growth through cross-selling, complementary branch and channel networks, and expanded global reach for established businesses. The new Company is also expected to benefit by combining innovation capabilities and pipelines involving new products, advanced solutions for smart buildings and cities, value-added services driven by advanced data and analytics and connectivity between buildings and energy storage through infrastructure integration.

Fair Value of Consideration Transferred

The total fair value of consideration transferred was approximately $19.7 billion. Total consideration is comprised of the equity value of the Tyco shares that were outstanding as of September 2, 2016 and the portion of Tyco's share awards and share options earned as of September 2, 2016 ($224 million). Share awards and share options not earned ($101 million) as of September 2, 2016 will be expensed over the remaining future vesting period, including $10 million and $23 million recognized in selling, general and administrative expenses and restructuring and impairment costs, respectively, for the fiscal year ended September 30, 2016 as a result of change-in-control provisions for current and former employees.

The following table summarizes the total fair value of consideration transferred:

(in millions, except for share consolidation ratio and share data)

Number of Tyco shares outstanding at September 2, 2016	427,181,743
Tyco share consolidation ratio	0.955
Tyco ordinary shares outstanding following the share consolidation and immediately prior to the merger	407,958,565
JCI Inc. converted share price (1)	$47.67
Fair value of equity portion of the merger consideration	$19,447
Fair value of Tyco equity awards	224
Total fair value of consideration transferred	$19,671

(1)
Amount equals JCI Inc. closing share price and market capitalization at September 2, 2016 ($45.45 and $29,012 million, respectively) adjusted for the Tyco $3,864 million cash contribution used to purchase 110.8 million shares of JCI Inc. common stock for $34.88 per share.

Fair Value of Assets Acquired and Liabilities Assumed

The Company accounted for the merger with Tyco as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in fiscal 2017. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash and cash equivalents	$489
Accounts receivable	1,648
Inventories	829
Other current assets	1,062
Property, plant, and equipment - net	1,224
Goodwill	16,363
Intangible assets - net	6,203
Other noncurrent assets	560
Total assets acquired	$28,378

Short-term debt	$462
Accounts payable	711
Accrued compensation and benefits	305
Other current liabilities	1,608
Long-term debt	6,416
Long-term deferred tax liabilities	1,173
Long-term pension and postretirement benefits	774
Other noncurrent liabilities	1,088
Total liabilities acquired	$12,537
Noncontrolling interests	34
Net assets acquired	$15,807
Cash consideration paid to JCI Inc. shareholders	3,864
Total fair value of consideration transferred	$19,671

In connection with the merger, the Company recorded goodwill of $16.4 billion, which is attributable primarily to expected synergies, expanded market opportunities, and other benefits that the Company believes will result from combining its operations with the operations of Tyco. The goodwill created in the merger is not expected to be deductible for tax purposes and is subject to potential significant changes as the purchase price allocation is completed. Goodwill has preliminarily been allocated to the Tyco segment based on how the business was reviewed by the Company's Chief Operating Decision Maker in the fourth quarter of fiscal 2016 as shown in Note 7, "Goodwill and Other Intangible Assets."

The preliminary purchase price allocation to identifiable intangible assets acquired are as follows:

	Preliminary Fair Value (in millions)	Weighted Average Life (in years)
Customer relationships	$2,280	11
Completed technology	1,530	10
Other definite-lived intangibles	223	8
Indefinite-lived trademarks	2,020
Other indefinite-lived intangibles	90
In-process research and development	60
Total identifiable intangible assets	$6,203

Actual and Pro Forma Impact

The Company's consolidated financial statements for the fiscal year ended September 30, 2016 include Tyco's results of operations from the acquisition date of September 2, 2016 through September 30, 2016. Net sales, segment earnings before interest and taxes (EBIT), and net income (loss) from continuing operations attributable to Tyco during this period and included in the Company's consolidated financial statements for the fiscal year ended September 30, 2016 total $808 million, ($17) million and ($48) million, respectively. The ($17) million segment EBIT includes $74 million of losses for nonrecurring purchasing accounting adjustments including the amortization from the step-up in fair value of inventory acquired and deferred revenue fair value adjustments, $29 million of acquisition costs and $21 million of incremental recurring intangible asset amortization, all of which relate to the Tyco acquisition.

The following unaudited pro forma information assumes the acquisition had occurred on October 1, 2014, and had been included in the Company's consolidated statements of income for fiscal years 2016 and 2015.

	Year Ended September 30,
(in millions)	2016	2015

Pro forma net sales	$46,484	$46,987
Pro forma net income (loss) from continuing operations	(457)	1,473

In order to reflect the occurrence of the acquisition on October 1, 2014 as required, the unaudited pro forma results include adjustments to reflect, among other things, the amortization of the inventory step-up, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, the change in timing of defined benefit plans' mark-to-market gain or loss recognition, the change in timing of transaction and restructuring costs, and interest expense from debt financing obtained to fund the cash consideration paid to JCI Inc. shareholders. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. Additional information regarding fiscal 2016 pro forma information can be found in the Form 8-K filed by the Company with the SEC on November 8, 2016 under Item 7.01, “Regulation FD Disclosure.”

3.ACQUISITIONS AND DIVESTITURES

Fiscal Year 2016

On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. The Company acquired a 60 percent ownership interest in the new entity for approximately $133 million ($563 million purchase price less cash acquired of $430 million). The purchase price, net of cash acquired, was paid as of September 30, 2016. In connection with the acquisition, the Company recorded goodwill of $253 million related to purchase price allocations.

Also during fiscal 2016, the Company completed two additional acquisitions for a combined purchase price, net of cash acquired, of $6 million, $3 million of which was paid as of September 30, 2016. The acquisitions in aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $6 million. One of the acquisitions increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a non-cash gain of $4 million in equity income for the Building Efficiency Rest of World segment to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

In the fourth quarter of fiscal 2016, the Company completed two divestitures for a combined sales price of $39 million, exclusive of net cash divested of $13 million. None of the sales proceeds were received as of September 30, 2016. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $12 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $13 million and $3 million in the Building Efficiency Rest of World segment and Building Efficiency Products North America segment, respectively.

In the third quarter of fiscal 2016, the Company completed a divestiture for a sales price of $16 million, all of which was received as of September 30, 2016. The divestiture was not material to the Company's consolidated financial statements. In connection with the divestiture, the Company recorded a gain of $14 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $3 million in the Building Efficiency Systems and Service North America segment.

During fiscal 2016, the Company received $29 million in net cash proceeds related to prior year business divestitures.

Fiscal Year 2015

During fiscal 2015, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $47 million, $18 million of which was paid as of September 30, 2015. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $9 million.

In the fourth quarter of fiscal 2015, the Company completed the sale of its GWS business to CBRE Group, Inc. The selling price, net of cash divested, was $1.4 billion, all of which was received as of September 30, 2015. In connection with the sale, the Company recorded a $940 million gain, $643 million net of tax, within income (loss) from discontinued operations, net of tax, on the consolidated statements of income and reduced goodwill in assets held for sale by $220 million. At March 31, 2015, the Company determined that the GWS segment met the criteria to be classified as a discontinued operation. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Automotive Trim Systems. In connection with the divestiture of the Interiors business, the Company recorded a $145 million gain, $38 million net of tax. The pre-tax gain is recorded within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill in assets held for sale by $21 million.

Also during fiscal 2015, the Company completed four additional divestitures for a combined sales price of $119 million, $86 million of which was received as of September 30, 2015. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $38 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $14 million in the Building Efficiency Products North America segment, recorded a gain of $10 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $4 million in the Automotive Experience Seating segment and recorded a gain of $7 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $2 million in the Building Efficiency Systems and Service North America segment.

In the first nine months of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. (ADTi). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid as of September 30, 2015. Also, in connection with this acquisition, the Company recorded additional goodwill of $34 million in fiscal 2015 related to the final purchase price allocations.

In the second quarter of fiscal 2015, the Company completed the sale of its interests in two GWS joint ventures to Brookfield Asset Management, Inc. The selling price, net of cash divested, was $141 million, all of which was received as of September 30, 2015. In connection with the sale, the Company recorded a $200 million gain, $127 million net of tax, within income (loss) from discontinued operations, net of tax, on the consolidated statements of income and reduced goodwill in assets held for sale by $20 million.

Fiscal Year 2014

In the third quarter of fiscal 2014, the Company completed its purchase of ADTi for approximately $1.6 billion, net of cash acquired, all of which was paid as of June 30, 2014. ADTi is one of the largest independent providers of air distribution and ventilation products in North America. In the third quarter of fiscal 2014, the Company completed a public offering of $1.7 billion aggregate principal amount of fixed rate senior notes to finance the purchase of ADTi. In fiscal 2014, the Company recorded goodwill of $837 million in the Building Efficiency Products North America segment as a result of the ADTi acquisition. The Company also recorded approximately $477 million of intangible assets that are subject to amortization, of which approximately $475 million was assigned to customer relationships with useful lives between 18 and 20 years. In addition, the Company recorded approximately $230 million of trade names that are not subject to amortization.

Also during fiscal 2014, the Company completed four additional acquisitions for a combined purchase price, net of cash acquired, of $144 million, all of which was paid as of September 30, 2014. The acquisitions in the aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $140 million. Three of the acquisitions increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a combined non-cash gain of $38 million in equity income to adjust the Company's existing equity investments in the partially-owned affiliates to fair value. The $38 million gain includes $19 million for the Power Solutions business and $19 million for the Building Efficiency Asia business.

In the third quarter of fiscal 2014, the Company completed the divestiture of the Automotive Experience Interiors headliner and sun visor product lines. As part of this divestiture, the Company made a cash payment of $54 million to the buyer to fund future operational improvement initiatives. The Company recorded a pre-tax loss on divestiture, including transaction costs, of $95 million within selling, general and administrative expenses on the consolidated statements of income. The tax impact of the divestiture was income tax expense of $38 million due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries. There was no change in goodwill as a result of this transaction.

In the third quarter of fiscal 2014, the Company recorded a $25 million charge within income (loss) from discontinued operations, net of tax, on the consolidated statements of income related to the indemnification of certain costs associated with a divested GWS business in 2004.

In the second quarter of fiscal 2014, the Company announced that it had reached an agreement to sell the remainder of its Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. The cash proceeds from the sale were $266 million, all of which was received as of September 30, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

In the first quarter of fiscal 2014, the Company completed one additional divestiture for a sales price of $13 million, all of which was received as of September 30, 2014. The divestiture was not material to the Company’s consolidated financial statements. In connection with the divestiture, the Company recorded a gain, net of transaction costs, of $9 million in the Automotive Experience Interiors segment within selling, general and administrative expenses on the consolidated statements of income. There was no change in goodwill as a result of this transaction.

During fiscal 2014, the Company adjusted the purchase price allocation of certain fiscal 2013 acquisitions and recorded additional goodwill of $2 million.

4.    DISCONTINUED OPERATIONS

On March 31, 2015, the Company announced that it had reached a definitive agreement to sell the remainder of the GWS business to CBRE Group Inc. (CBRE), subject to regulatory and other approvals. The sale closed on September 1, 2015. The agreement includes a 10-year strategic relationship between the Company and CBRE. The Company is the preferred provider of HVAC equipment, building automation systems and related services to the portfolio of real estate and corporate facilities managed globally by CBRE and GWS. The Company also engages GWS for facility management services. The annual cash flows resulting from these activities with the legacy GWS business are not currently significant nor are they expected to become significant in the future.

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, The Company did not allocate any general corporate overhead to discontinued operations.

There were no amounts related to the GWS business classified as discontinued operations for the fiscal year ended September 30, 2016. The following table summarizes the results of GWS, reclassified as discontinued operations for the fiscal years ended September 30, 2015 and 2014 (in millions):

	Year Ended September 30,
	2015	2014

Net sales	$3,025	$4,079

Income from discontinued operations before income taxes	1,203	119
Provision for income taxes on discontinued operations	1,075	75
Income from discontinued operations attributable to noncontrolling interests, net of tax	4	15
Income from discontinued operations	$124	$29

For the fiscal year ended September 30, 2015, the income from discontinued operations before income taxes included a $940 million gain on divestiture for the remainder of the GWS business, a $200 million gain on divestiture of the Company's interest in two GWS joint ventures and current year transaction costs of $87 million. For the fiscal year ended September 30, 2014, the income from discontinued operations before income taxes included a $25 million charge related to the indemnification of certain costs associated with a divested GWS business in 2004.

The effective tax rate is different than the U.S. statutory rate for fiscal 2015 primarily due to $680 million tax expense for repatriation of cash and other tax reserves, and the tax consequences of the sale of the GWS joint ventures ($73 million) and the remaining business ($297 million).
The effective tax rate is different than the U.S. statutory rate for fiscal 2014 primarily due to a tax charge of $35 million related to the change in the Company's assertion over reinvestment of foreign undistributed earnings as well as a non-benefited loss related to the indemnification of certain costs associated with a divested business in 2004, partially offset by foreign tax rate differentials.
In the second quarter of fiscal 2014, the Company announced that it had reached a definitive agreement to sell the remainder of the Automotive Experience Electronics business to Visteon Corporation, subject to regulatory and other approvals. The sale closed on July 1, 2014. At March 31, 2014, the Company determined that the Automotive Experience Electronics segment met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. The Company did not allocate any general corporate overhead to discontinued operations.

There were no amounts related to the Automotive Experience Electronics business classified as discontinued operations for the fiscal years ended September 30, 2016 and 2015. The following table summarizes the results of the Automotive Experience Electronics business, classified as discontinued operations for the fiscal years ended September 30, 2014 (in millions):

Year Ended September 30,
2014

Net sales	$1,027

Loss from discontinued operations before income taxes	(8)
Provision for income taxes on discontinued operations	202
Income from discontinued operations attributable to noncontrolling interests, net of tax	8
Loss from discontinued operations	$(218)

For the year ended September 30, 2014, the discontinued operations before income taxes included divestiture-related losses of $80 million comprised of asset and investment impairment charges of $43 million, transaction costs of $27 million and severance obligations of $10 million.

For the year ended September 30, 2014, the Company's effective tax rate for discontinued operations was different than the U.S. federal statutory rate primarily due to a second quarter discrete non-cash tax charge of $180 million related to the repatriation of foreign cash associated with the divestiture of the Electronics business and unbenefited foreign losses.

Assets and Liabilities Held for Sale

At September 30, 2016, $157 million of assets and $28 million of liabilities related to the security business in South Africa of the Buildings Tyco segment were classified as held for sale. There is also $17 million of certain Corporate assets that were classified as held for sale.

The following table summarizes the carrying value of the Tyco assets and liabilities held for sale at September 30, 2016 (in millions):

Accounts receivable - net	$9
Inventories	7
Other current assets	3
Property, plant and equipment - net	15
Goodwill	89
Other intangible assets - net	30
Other noncurrent assets	4
Assets held for sale	$157

Accounts payable	$9
Other current liabilities	19
Liabilities held for sale	$28

At September 30, 2015, $55 million of assets and $42 million of liabilities related to certain product lines of the Automotive Experience Interiors segment were classified as held for sale. At September 30, 2016, these product lines no longer met the criteria to be classified as held for sale.

5.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2016	2015

Raw materials and supplies	$1,365	$1,084
Work-in-process	538	369
Finished goods	1,657	924
Inventories	$3,560	$2,377

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2016	2015

Buildings and improvements	$3,435	$3,091
Subscriber systems	448	—
Machinery and equipment	9,626	8,566
Construction in progress	1,441	1,006
Land	526	338
Total property, plant and equipment	15,476	13,001
Less: accumulated depreciation	(7,604)	(7,131)
Property, plant and equipment - net	$7,872	$5,870

Interest costs capitalized during the fiscal years ended September 30, 2016, 2015 and 2014 were $19 million, $25 million and $28 million, respectively. Accumulated depreciation related to capital leases at September 30, 2016 and 2015 was $40 million and $54 million, respectively.

At September 30, 2016, the Company is the lessor of properties included in land of $21 million, gross building and improvements of $187 million and accumulated depreciation of $126 million. At September 30, 2015, the Company is the lessor of properties included in land of $13 million, gross building and improvements of $177 million and accumulated depreciation of $131 million.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the fiscal years ended September 30, 2016 and 2015 were as follows (in millions):

	September 30, 2014	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2015
Building Efficiency
Systems and Service North America	$982	$—	$(2)	$(2)	$978
Products North America	1,688	34	(14)	(7)	1,701
Asia	414	—	—	(25)	389
Rest of World	345	—	—	(35)	310
Automotive Experience
Seating	2,556	—	(4)	(188)	2,364
Interiors	—	9	(9)	—	—
Power Solutions	1,142	—	—	(60)	1,082
Total	$7,127	$43	$(29)	$(317)	$6,824

	September 30, 2015	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2016
Buildings
Building Efficiency
Systems and Service North America	$978	$—	$(3)	$—	$975
Products North America	1,701	—	(3)	(1)	1,697
Asia	389	253	—	15	657
Rest of World	310	5	(13)	(1)	301
Tyco	—	16,364	—	(56)	16,308
Automotive Experience
Seating	2,364	—	—	21	2,385
Power Solutions	1,082	—	—	4	1,086
Total	$6,824	$16,622	$(19)	$(18)	$23,409

In connection with the Tyco merger, the Company recorded goodwill of $16,363 million based on the preliminary purchase price allocation. Refer to Note 2, "Merger Transaction," of the notes to consolidated financial statements for additional information.

At September 30, 2014, accumulated goodwill impairment charges included $430 million and $47 million related to the Automotive Experience Interiors and Building Efficiency Rest of World - Latin America reporting units, respectively. There were no goodwill impairments resulting from fiscal 2016 and 2015 annual impairment tests. Except for recent acquisitions which are recorded at fair value, no reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

At October 1, 2015, the Company assessed goodwill for impairment in the Building Efficiency business due to the change in reportable segments as described in Note 19, "Segment Information," of the notes to consolidated financial statements. As a result, the Company performed impairment testing for goodwill under the new segments and determined that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at October 1, 2015. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test.

During fiscal 2014, as a result of operating results, restructuring actions and expected future profitability, the Company's forecasted cash flow estimates used in the goodwill assessment were negatively impacted as of September 30, 2014 for the Building Efficiency Rest of World - Latin America reporting unit. As a result, the Company concluded that the carrying value of the Building Efficiency Rest of World - Latin America reporting unit exceeded its fair value as of September 30, 2014. The Company recorded a goodwill impairment charge of $47 million in the fourth quarter of fiscal 2014, which was determined by comparing the carrying value of the reporting unit's goodwill with the implied fair value of goodwill for the reporting unit. The Building Efficiency Rest of World - Latin America reporting unit has no remaining goodwill at September 30, 2016 and 2015.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. Other than management's projections of future cash flows, the primary assumptions used in the impairment tests were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. The impairment charges are non-cash expenses recorded within restructuring and impairment costs on the consolidated statements of income and did not adversely affect the Company's debt position, cash flow, liquidity or compliance with financial covenants.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,556	$(37)	$1,519	$80	$(59)	$21
Customer relationships	3,268	(274)	2,994	975	(206)	769
Miscellaneous	590	(155)	435	307	(123)	184
Total amortized intangible assets	5,414	(466)	4,948	1,362	(388)	974
Unamortized intangible assets
Trademarks/trade names	2,555	—	2,555	542	—	542
Miscellaneous	150	—	150	—	—	—
	2,705	—	2,705	542	—	542
Total intangible assets	$8,119	$(466)	$7,653	$1,904	$(388)	$1,516

Refer to Note 2, "Merger Transaction," of the notes to consolidated financial statements for additional information of intangibles recorded as a result of the Tyco merger.

Amortization of intangible assets for the fiscal years ended September 30, 2016, 2015 and 2014 was $133 million, $92 million and $86 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2017, 2018, 2019, 2020 and 2021 will be approximately $465 million, $440 million, $424 million, $414 million and $405 million, respectively. Excluding the amortization expense of Automotive Experience and the nonrecurring impact of select Tyco intangible assets, the Company expects its fiscal 2017 amortization expense to be $430 million. There were no indefinite lived intangible asset impairments resulting from fiscal 2016, 2015 and 2014 annual impairment tests.

8.    LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $44 million and $46 million at September 30, 2016 and 2015, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended September 30, 2016, 2015 and 2014 was $402 million, $413 million and $459 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2016 were as follows (in millions):

	Capital Leases	Operating Leases
2017	$5	$406
2018	4	310
2019	3	227
2020	3	156
2021	3	98
After 2021	12	155
Total minimum lease payments	30	$1,352
Interest	(6)
Present value of net minimum lease payments	$24

9.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2016	2015
Bank borrowings and commercial paper	$1,119	$52
Weighted average interest rate on short-term debt outstanding	1.3%	7.2%

In connection with the Tyco merger, JCI Inc. replaced its $2.5 billion committed five-year credit facility scheduled to mature in August 2018 with a $2.0 billion committed four-year credit facility scheduled to mature in August 2020. Additionally, Tyco International Holding S.a.r.L. ("TSarl"), a wholly-owned subsidiary of Johnson Controls, entered into a $1.0 billion committed four-year credit facility scheduled to mature in August 2020. The facilities are used to support the Company's outstanding commercial paper. There were no draws on either committed credit facilities during the fiscal years ended September 30, 2016 and 2015. Average outstanding commercial paper for the fiscal year ended September 30, 2016 was $1,418 million, and there was $440 million outstanding as of September 30, 2016. Average outstanding commercial paper for the fiscal year ended September 30, 2015 was $1,537 million and there was none outstanding at September 30, 2015.

In February 2016, the Company entered into a nine-month, $100 million floating rate term loan scheduled to mature in November 2016. Proceeds from the term loan were used for general corporate purposes.

In February 2016, the Company terminated a 37 million euro committed revolving credit facility scheduled to mature in September 2016, and subsequently entered into a nine-month, 100 million euro, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

In January 2016, the Company entered into a ten-month, $200 million, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

In January 2016, the Company entered into a ten-month, $125 million, floating rate term loan scheduled to mature in October 2016. Proceeds from the term loan were used for general corporate purposes.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2016	2015
Unsecured notes
JCI Inc. - 5.5% due in 2016 ($800 million par value)	—	800
JCI Inc. - 7.125% due in 2017 ($150 million par value)	149	153
JCI Inc. - 2.6% due in 2017 ($400 million par value)	404	404
JCI Inc. - 2.355% due in 2017 ($46 million par value)	46	46
JCI Inc. - 1.4% due in 2018 ($300 million par value)	301	303
JCI Inc. - 5.0% due in 2020 ($500 million par value)	499	499
JCI Inc. - 4.25% due 2021 ($500 million par value)	498	498
JCI Inc. - 3.75% due in 2022 ($450 million par value)	448	448
JCI Inc. - 3.625% due in 2024 ($500 million par value)	500	500
JCI Inc. - 6.0% due in 2036 ($400 million par value)	396	395
JCI Inc. - 5.7% due in 2041 ($300 million par value)	299	299
JCI Inc. - 5.25% due in 2042 ($250 million par value)	250	250
JCI Inc. - 4.625% due in 2044 ($450 million par value)	447	447
JCI Inc. - 6.95% due in 2046 ($125 million par value)	125	125
JCI Inc. - 4.95% due in 2064 ($450 million par value)	449	449
Tyco International Finance S.A. ("TIFSA") - 3.75% due in 2018 ($67 million par value)	69	—
TIFSA - 4.625% due in 2023 ($42 million par value)	46	—
TIFSA - 1.375% due in 2025 (EUR 500 million par value)	571	—
TIFSA - 3.90% due in 2026 ($750 million par value)	824	—
TIFSA - 5.125% due in 2045 ($750 million par value)	903	—
Adient - 3.5% due in 2024 (EUR 1,000 million par value)	1,119	—
Adient - 4.875% due in 2026 ($900 million par value)	900	—
TSarl - Term Loan A - LIBOR plus 1.50% due in 2020	4,000	—
Adient - Term Loan A - LIBOR plus 1.005% due in 2021	1,500	—
Capital lease obligations	24	48
Other foreign-denominated debt
Euro	61	529
Japanese Yen	367	308
Other	39	57
Gross long-term debt	15,234	6,558
Less: current portion	628	813
Net long-term debt	$14,606	$5,745

At September 30, 2016, the Company’s other foreign-denominated long-term debt was at fixed and floating rates with a weighted-average interest rate of 1.3%. At September 30, 2015, the Company’s other foreign-denominated long-term debt was at fixed and floating rates with a weighted-average interest rate of 1.1%.

The installments of long-term debt maturing in subsequent fiscal years are: 2017 - $628 million; 2018 - $379 million; 2019 - $0 million; 2020 - $4,906 million; 2021 - $1,999 million; 2022 and thereafter - $7,322 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2016, 2015 and 2014 was $319 million, $373 million and $314 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

Financing in connection with Tyco Merger

Simultaneously with the closing of the Tyco merger on September 2, 2016, TSarl borrowed $4,000 million under the Term Loan Credit Agreement dated as of March 10, 2016 with a syndicate of lenders, providing for a three and a half year senior unsecured term loan facility to finance the cash consideration for, and fees, expenses and costs incurred in connection with the Merger.

Financing in connection with Adient spin-off

In August 2016, Adient Global Holdings, Ltd. (AGH), a wholly-owned subsidiary of the Company, issued a one billion euro,3.5% fixed rate, 8-year senior unsecured note scheduled to mature in August 2024. AGH also issued a $900 million, 4.875%, 10-year senior unsecured note scheduled to mature in August 2026. The proceeds from the notes were deposited into escrow and are expected to be released in connection with the spin-off. The notes have not been, and are not expected to be, guaranteed by the Company or any of its subsidiaries that will not be subsidiaries of Adient following the spin-off. Approximately $1,500 million of the proceeds will be distributed to the Company in connection with the spin-off and approximately $500 million of the proceeds will be used for Adient's general corporate purposes.

In July 2016, AGH entered into a 5-year, $1,500 million Term A loan facility and a 5-year, $1,500 million revolving credit facility scheduled to mature in July 2021. The term loan was fully drawn in August 2016. As of September 30, 2016, there were no draws on the facility. Upon completion of the spin-off of Adient, AGH will become a wholly-owned subsidiary of Adient. On the date of the spin-off, Adient and certain of its wholly-owned subsidiaries will guarantee the debt, and the guarantees of the Company will automatically be released. The Company used the proceeds of the term loan to early repay its four tranches of euro-denominated floating rate credit facilities, totaling 390 million euro, that were outstanding as of September 30, 2015; three term loans of $500 million, $200 million and $125 million that were entered into during fiscal 2016, plus accrued interest, and a $90 million outstanding credit facility. The remainder of the proceeds were used for general corporate purposes.

Other financing arrangements

At September 30, 2016, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $135 million, which are scheduled to expire in fiscal 2017. There were no draws on any of these revolving facilities in fiscal 2016.

In January 2016, the Company retired $800 million in principal amount, plus accrued interest, of its 5.5% fixed rate notes that matured in January 2016.

In September 2015, the Company retired, at maturity, $500 million, $150 million and $100 million floating rate term loans plus accrued interest that were entered into during fiscal 2015.

In June 2015, the Company entered into a five-year, 37 billion yen floating rate syndicated term loan scheduled to mature in June 2020. Proceeds from the syndicated term loan were used for general corporate purposes.

In May 2015, the Company made a partial repayment of 32 million euro in principal amount, plus accrued interest, of its 70 million euro floating rate credit facility scheduled to mature in November 2017. The remaining outstanding portion as of September 30, 2015 was repaid during fiscal 2016.

In March 2015, the Company retired $125 million in principal amount, plus accrued interest, of its 7.7%fixed rate notes that matured in March 2015.

In January 2015, the Company entered into a one-year, $90 million, committed revolving credit facility scheduled to mature in January 2016. The Company drew on the full credit facility during the quarter ended March 31, 2015. Proceeds from the revolving credit facility were used for general corporate purposes. The $90 million was repaid in September 2015.

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the years ended September 30, 2016, 2015 and 2014 contained the following components (in millions):

	Year Ended September 30,
	2016	2015	2014

Interest expense, net of capitalized interest costs	$309	$288	$254
Banking fees and bond cost amortization	34	23	18
Interest income	(14)	(9)	(10)
Net foreign exchange results for financing activities	(15)	(14)	(18)
Net financing charges	$314	$288	$244

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2016 and 2015.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at September 30, 2016 and 2015.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

		Volume Outstanding as of
Commodity	Units	September 30, 2016	September 30, 2015
Copper	Pounds	5,849,000	14,648,000
Lead	Metric Tons	5,185	6,785
Aluminum	Metric Tons	2,620	5,700
Tin	Metric Tons	185	2,080

In September 2005, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate note issuance to finance the acquisition of York International Corp. (cash flow hedge). The three forward treasury lock agreements, which had a combined notional amount of

$1.3 billion, fixed a portion of the future interest cost for 5-year, 10-year and 30-year notes. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of note issuance, is amortized to interest expense over the life of the respective note issuance. In January 2006, in connection with the Company’s debt refinancing, the three forward treasury lock agreements were terminated.

Fair Value Hedges

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the fourth quarter of fiscal 2013, the Company entered into four fixed to floating interest rate swaps totaling $800 million to hedge the coupon of its 5.5% notes that matured in January 2016. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes maturing December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were eight and twelve interest rate swaps outstanding as of September 30, 2016 and 2015, respectively.

Net Investment Hedges

The Company enters into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the cross-currency interest rate swaps and debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and a one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe. The Company had no cross-currency interest rate swaps outstanding at September 30, 2016. At September 30, 2015, the Company had four cross-currency interest rate swaps outstanding totaling 20 billion yen. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2016 the Company had no equity swaps outstanding as a result of the Tyco Merger and proposed spin-off. As of September 30, 2015, the Company had hedged approximately 4.0 million shares of its common stock.

The Company also holds certain foreign currency forward contracts which do not qualify for hedge accounting treatment. The change in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Other current assets
Foreign currency exchange derivatives	$41	$31	$49	$27
Commodity derivatives	4	—	—	—
Interest rate swaps	—	1	—	—
Cross-currency interest rate swaps	—	5	—	—
Other noncurrent assets
Interest rate swaps	1	5	—	—
Equity swap	—	—	—	164
Total assets	$46	$42	$49	$191

Other current liabilities
Foreign currency exchange derivatives	$48	$37	$23	$26
Commodity derivatives	—	7	—	—
Cross-currency interest rate swaps	—	1	—	—
Current portion of long-term debt
Fixed rate debt swapped to floating	551	801	—	—
Long-term debt
Foreign currency denominated debt	2,057	—	—	—
Fixed rate debt swapped to floating	301	855	—	—
Total liabilities	$2,957	$1,701	$23	$26

Counterparty Credit Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk. The Company has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association (ISDA) master netting agreements with substantially all of its counterparties. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties. The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. The Company does not anticipate any non-performance by any of its counterparties, and the concentration of risk with financial institutions does not present significant credit risk to the Company.

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of September 30, 2016 and September 30, 2015, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross amount recognized	$95	$233	$2,980	$1,727
Gross amount eligible for offsetting	(21)	(8)	(21)	(8)
Net amount	$74	$225	$2,959	$1,719

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the effective portion of pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Year Ended September 30,
	2016	2015	2014
Foreign currency exchange derivatives	$(18)	$(5)	$1
Commodity derivatives	3	(19)	(7)
Total	$(15)	$(24)	$(6)
The following tables presents the location and amount of the effective portion of pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2016	2015	2014
Foreign currency exchange derivatives	Cost of sales	$(21)	$1	$(2)
Commodity derivatives	Cost of sales	(12)	(11)	1
Forward treasury locks	Net financing charges	1	1	1
Total		$(32)	$(9)	$—

The following table presents the location and amount of pre-tax gains (losses) on fair value hedges recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2016	2015	2014
Interest rate swap	Net financing charges	$(5)	$7	$5
Fixed rate debt swapped to floating	Net financing charges	5	(7)	(5)
Total		$—	$—	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2016, 2015 and 2014 (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2016	2015	2014
Foreign currency exchange derivatives	Cost of sales	$(18)	$(3)	$1
Foreign currency exchange derivatives	Net financing charges	(11)	(12)	18
Foreign currency exchange derivatives	Income tax provision	4	—	—
Equity swap	Selling, general and administrative	14	(9)	(1)
Total		$(11)	$(24)	$18

The effective portion of pre-tax gains (losses) recorded in foreign currency translation adjustment within other comprehensive income (loss) related to net investment hedges were $(82) million, $16 million and $24 million for the years ended September 30, 2016, 2015 and 2014, respectively. For the years ended September 30, 2016, 2015 and 2014, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

11.    FAIR VALUE MEASUREMENTS

ASC 820, "Fair Value Measurement," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2016 and 2015 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$90	$—	$90	$—
Commodity derivatives	4	—	4	—
Exchange traded funds (fixed income)[1]	15	15	—	—
Other noncurrent assets
Interest rate swaps	1	—	1	—
Investments in marketable common stock	3	3	—	—
Deferred compensation plan assets	81	81	—	—
Exchange traded funds (fixed income)[1]	163	163	—	—
Exchange traded funds (equity)[1]	86	86	—	—
Total assets	$443	$348	$95	$—
Other current liabilities
Foreign currency exchange derivatives	$71	$—	$71	$—
Current portion of long-term debt
Fixed rate debt swapped to floating	551	—	551	—
Long-term debt
Foreign currency denominated debt	2,057	2,057	—	—
Fixed rate debt swapped to floating	301	—	301	—
Total liabilities	$2,980	$2,057	$923	$—
 1Classified as restricted investments for payment of asbestos liabilities. See Note 23, "Commitments and Contingencies" of the notes to consolidated financial statements for further details.

	Fair Value Measurements Using:
	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$58	$—	$58	$—
Interest rate swaps	1	—	1	—
Cross-currency interest rate swaps	5	—	5	—
Other noncurrent assets
Interest rate swaps	5	—	5	—
Investments in marketable common stock	4	4	—	—
Equity swap	164	164	—	—
Total assets	$237	$168	$69	$—
Other current liabilities
Foreign currency exchange derivatives	$63	$—	$63	$—
Commodity derivatives	7	—	7	—
Cross-currency interest rate swaps	1	—	1	—
Current portion of long-term debt
Fixed rate debt swapped to floating	801	—	801	—
Long-term debt
Fixed rate debt swapped to floating	855	—	855	—
Total liabilities	$1,727	$—	$1,727	$—

Valuation Methods

Foreign currency exchange derivatives: The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices.

Commodity derivatives: The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes.

Interest rate swaps and related debt: The interest rate swaps and related debt balances are valued under a market approach using publicized swap curves.

Equity swaps: The equity swaps are valued under a market approach as the fair value of the swaps is equal to the Company’s stock price at the reporting period date.

Cross-currency interest rate swaps: The cross-currency interest rate swaps are valued using observable market data.

Deferred compensation plan assets: Assets held in the deferred compensation plans will be used to pay benefits under certain of the Company's non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges and are valued using a market approach based on the quoted market prices.

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. There was an unrealized loss recorded on these investments of $1 million for the year ended September 30, 2016 within AOCI in the consolidated statements of financial position. There were no unrealized gains or losses recorded on these investments for the year ended September 30, 2015. The Company did not hold the exchange traded funds during the year ended September 30, 2015.

Foreign currency denominated debt: The Company had entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. The foreign denominated debt obligation is remeasured to current exchange rates under a market approach using publicized spot prices. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe. The Company did not have any foreign denominated debt outstanding designated as a net investment hedge at September 30, 2015.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $15.7 billion and $6.7 billion at September 30, 2016 and 2015, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION

On September 2, 2016, the shareholders of the Company approved the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The original effective date of this Plan was October 1, 2012. The Plan was amended and restated as of November 17, 2014 and was amended and restated again in connection with the Merger that was consummated on September 2, 2016 (the “Amendment Effective Date”). The amendment and restatement is intended to reflect the assumption into this Plan of the remaining share reserves under the Johnson Controls, Inc. 2012 Omnibus Incentive Plan and the Johnson Controls, Inc. 2003 Stock Plan for Outside Directors (the “Legacy Johnson Controls Plans”) as of the Amendment Effective Date. Following the Amendment Effective Date, no further awards may be made under the Legacy Johnson Controls Plans. The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based awards. The Compensation Committee of the Company's Board of Directors will determine the types of awards to be granted to individual participants and the terms and conditions of the awards. The Plan provides that 76 million shares of the Company's common stock are reserved for issuance under the 2012 Plan, and 46 million shares remain available for issuance at September 30, 2016.

Pursuant to the Merger Agreement, outstanding stock options held by Tyco employees on September 2, 2016 (the “Merger Date”) were converted into options to acquire the Company's shares using a 0.955-for-one share consolidation ratio in a manner designed to preserve the intrinsic value of such awards. In addition, pursuant to the Merger Agreement, nonvested restricted stock held by Tyco employees on the Merger Date were converted into nonvested restricted stock of the Company using the 0.955-for-one share consolidation ratio in a manner designed to preserve the intrinsic value of such awards. Outstanding performance share awards held by Tyco employees on the Merger Date were converted to nonvested restricted stock of the Company at the target performance level, and adjusted to reflect the 0.955-for-one consolidation ratio. Except for the conversion of stock options, nonvested restricted stock and performance share awards discussed herein, the material terms of the awards remained unchanged. The modifications made to the awards upon the Merger Date constituted modifications under the authoritative guidance for accounting for stock compensation. This guidance requires the Company to revalue the awards upon the Merger close and allocate the revised fair value between purchase consideration and continuing expense based on the ratio of service performed through the Merger Date over the total service period of the awards. The revised fair value allocated to post-merger services resulted in incremental expense which is recognized over the remaining service period of the awards. The portion of Tyco awards earned as of the Merger Date included as purchase consideration was $224 million. The total value of Tyco awards not earned as of the Merger Date was $101 million, which will be expensed over the remaining future vesting period. Of this amount, $10 million was recorded in selling, general and administrative expenses and $23 million was recorded in restructuring and impairment costs in the consolidated statement of income for the fiscal year ended September 30, 2016 as a result of change-in-control provisions for current and former employees. Refer to Note 2, “Merger Transaction,” of the notes to consolidated financial statements for further information regarding the Merger.

Pursuant to the Merger Agreement, outstanding stock options held by JCI Inc. employees on the Merger Date were converted one-for-one into options to acquire the Company's shares in a manner designed to preserve the intrinsic value of such awards. In addition, pursuant to the Merger Agreement, nonvested restricted stock held by JCI Inc. employees on the Merger Date was converted one-for-one into nonvested restricted stock of the Company in a manner designed to preserve the intrinsic value of such awards. Outstanding performance share awards held by JCI Inc. employees on the Merger Date were converted to nonvested restricted stock of the Company based on certain performance factors. Except for the conversion of stock options, nonvested restricted stock and performance share awards discussed herein, the material terms of the awards remained unchanged, and no incremental fair value resulted from the conversion. References to the Company’s stock throughout Note 12 refer to stock of JCI Inc. prior to the Merger Date and to stock of the Company subsequent to the Merger Date.

The Company has four share-based compensation plans, which are described below. For the fiscal year ended September 30, 2016, compensation cost charged against income, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $176 million, of which $137 million was recorded in selling, general and administrative expenses and $39 million was recorded in restructuring and impairment costs. For the fiscal years ended September 30, 2015 and 2014, compensation cost charged against income, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $85 million and $81 million, respectively, all of which was recorded in selling, general and administrative expenses. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $62 million, $34 million and $32 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended September 30,
	2016	2015	2014
Expected life of option (years)	6.4	6.6	6.7
Risk-free interest rate	1.64% - 1.70%	1.61% - 1.93%	1.92%
Expected volatility of the Company’s stock	36.00%	36.00%	36.00%
Expected dividend yield on the Company’s stock	2.11%	2.02%	2.17%

A summary of stock option activity at September 30, 2016, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2015	$31.17	13,039,240
Granted	43.83	961,705
Acquired Tyco awards	31.37	10,895,381
Exercised	27.93	(2,393,703)
Forfeited or expired	42.90	(170,390)
Outstanding, September 30, 2016	$32.07	22,332,233	5.3	$327
Exercisable, September 30, 2016	$28.30	15,745,714	4.4	$288

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2016, 2015 and 2014 was $13.14, $15.51 and $14.70, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2016, 2015 and 2014 was approximately $39 million, $227 million and $135 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2016, 2015 and 2014 of approximately $70 million, $275 million and $186 million, respectively.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718, "Compensation - Stock Compensation." The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $11 million, $59 million and $34 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The Company does not settle stock options granted under share-based payment arrangements for cash.

At September 30, 2016, the Company had approximately $26 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Stock Appreciation Rights (SARs)

SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company’s consolidated statements of financial position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

The assumptions used to determine the fair value of the SAR awards at September 30, 2016 were as follows:

Expected life of SAR (years)	0.5 - 4.2
Risk-free interest rate	0.45% - 1.04%
Expected volatility of the Company’s stock	36.00%
Expected dividend yield on the Company’s stock	2.11%

A summary of SAR activity at September 30, 2016, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2015	$29.53	1,740,100
Granted	43.86	54,749
Exercised	27.41	(494,480)
Forfeited or expired	36.33	(99,204)
Outstanding, September 30, 2016	$30.49	1,201,165	4.6	$19
Exercisable, September 30, 2016	$29.23	1,114,543	4.3	$19

In conjunction with the exercise of SARs granted, the Company made payments of $8 million, $19 million and $21 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Restricted (Nonvested) Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled unless the employee is a non-U.S. employee or elects to defer settlement until retirement at which point the award would be settled in cash. Restricted awards typically vest after three years from the grant date. The Plan allows for different vesting terms on specific grants with approval by the Board of Directors.

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2016, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2015	$45.75	2,370,155
Granted	45.49	4,052,020
Acquired Tyco awards	47.74	2,916,471
Converted performance share awards *	49.20	1,108,036
Vested	34.45	(527,017)
Forfeited	45.83	(353,621)
Nonvested, September 30, 2016	$47.27	9,566,044

* As of the Amendment Effective Date, performance share awards were converted to nonvested restricted stock based on certain performance factors.

At September 30, 2016, the Company had approximately $182 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Performance Share Awards

The Plan permits the grant of performance-based share unit ("PSU") awards. The number of PSUs granted is equal to the PSU award value divided by the closing price of the Company's common stock at the grant date. The PSUs are generally contingent on the achievement of pre-determined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. Each PSU that is earned will be settled with a share of the Company's common stock following the completion of the performance period, unless the award holder elected to defer a portion or all of the award until retirement which would then be settled in cash.

A summary of the status of the Company’s nonvested PSUs at September 30, 2016, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2015	$42.33	924,388
Vested	30.73	(344,318)
Forfeited	49.73	(21,305)
Nonvested, September 02, 2016	$49.20	558,765
Conversion to nonvested restricted stock *	49.20	(558,765)
Nonvested, September 30, 2016	$—	—
* As of the Amendment Effective Date, PSUs were converted to nonvested restricted stock.

13.    EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of ordinary shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options, unvested restricted stock and unvested performance share awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction of the proceeds. For unvested restricted stock and unvested performance share awards, assumed proceeds under the treasury stock method would include unamortized compensation cost and windfall tax benefits or shortfalls.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2016	2015	2014
Income (Loss) Available to Common Shareholders
Income (loss) from continuing operations	$(868)	$1,439	$1,404
Income (loss) from discontinued operations	—	124	(189)
Basic and diluted income (loss) available to common shareholders	$(868)	$1,563	$1,215

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	667.4	655.2	666.9
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	—	6.3	7.9
Diluted weighted average shares outstanding	667.4	661.5	674.8

Antidilutive Securities
Options to purchase common shares	—	0.4	0.1

For the twelve months ended September 30, 2016, the total number of potential dilutive shares due to stock options, unvested restricted stock and unvested performance share awards was 5.2 million. However, these items were not included in the computation of diluted loss per share for the twelve months ended September 30, 2016, since to do so would decrease the loss per share.

During the three months ended September 30, 2016 and 2015, the Company declared a dividend of $0.29 and $0.26, respectively, per common share. During the twelve months ended September 30, 2016 and 2015, the Company declared four quarterly dividends totaling $1.16 and $1.04, respectively, per common share.

14.    EQUITY AND NONCONTROLLING INTERESTS

Share Capital

In September 2016, as a result of the Tyco Merger and further discussed within Note 2, "Merger Transaction," of the notes to consolidated financial statements, each outstanding share of common stock, par value $1.00 per share, of JCI Inc. common stock (other than shares held by JCI Inc., Tyco and certain of their subsidiaries) was converted into the right to receive either a cash consideration or a share consideration.

The shares outstanding as of the merger date were calculated as follows (in millions, except share consolidation ratio and per share data):

Pre-merger Tyco shares outstanding	427.2
Share consolidation ratio	0.955
Post-share consolidation Tyco shares	408.0

Johnson Controls Inc. shares outstanding	638.3
Cash contributed by Tyco used to purchase shares of Johnson Controls Inc.	$3,864
Johnson Controls Inc. per share consideration	$34.88

Reduction in shares due to cash consideration paid by Tyco	(110.8)

Adjusted Johnson Controls Inc. shares outstanding (1:1 exchange ratio)	527.5

Shares outstanding at September 2, 2016	935.5

Par value	$9

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

Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves.” The creation of distributable reserves was accomplished by way of a capital reduction, which the Irish High Court approved on December 18, 2014 and as acquired in conjunction with the Tyco Merger.

Share Repurchase Program

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. There were no shares repurchased between the closing of the Merger and September 30, 2016. Prior to the Merger, the Company repurchased approximately $501 million of its shares under JCI Inc.'s $3.65 billion share repurchase program during fiscal year 2016. During fiscal years 2015 and 2014, the Company repurchased approximately $1.4 billion and $1.2 billion of its common stock, respectively.

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2013	$12,273	$260	$12,533
Total comprehensive income:
Net income	1,215	90	1,305
Foreign currency translation adjustments	(640)	(2)	(642)
Realized and unrealized losses on derivatives	(3)	—	(3)
Realized and unrealized losses on marketable common stock	(7)	—	(7)
Pension and postretirement plans	(5)	—	(5)
Other comprehensive loss	(655)	(2)	(657)
Comprehensive income	560	88	648
Other changes in equity:
Cash dividends - common stock ($0.88 per share)	(586)	—	(586)
Dividends attributable to noncontrolling interests	—	(59)	(59)
Repurchases of common stock	(1,249)	—	(1,249)
Change in noncontrolling interest share	—	(32)	(32)
Other, including options exercised	272	(6)	266
At September 30, 2014	11,270	251	11,521
Total comprehensive income:
Net income	1,563	65	1,628
Foreign currency translation adjustments	(799)	(3)	(802)
Realized and unrealized losses on derivatives	(11)	—	(11)
Pension and postretirement plans	(10)	—	(10)
Other comprehensive loss	(820)	(3)	(823)
Comprehensive income	743	62	805
Other changes in equity:
Cash dividends - common stock ($1.04 per share)	(681)	—	(681)
Dividends attributable to noncontrolling interests	—	(57)	(57)
Repurchases of common stock	(1,362)	—	(1,362)
Change in noncontrolling interest share	—	(93)	(93)
Other, including options exercised	365	—	365
At September 30, 2015	10,335	163	10,498
Total comprehensive income (loss):
Net income (loss)	(868)	168	(700)
Foreign currency translation adjustments	(105)	9	(96)
Realized and unrealized gains (losses) on derivatives	11	(1)	10
Unrealized losses on marketable common stock	(1)	—	(1)
Pension and postretirement plans	(1)	—	(1)
Other comprehensive income (loss)	(96)	8	(88)
Comprehensive income (loss)	(964)	176	(788)
Other changes in equity:
Result of contribution of Johnson Controls, Inc. to Johnson Controls International plc	15,808	—	15,808
Cash dividends - common stock ($1.16 per share)	(752)	—	(752)
Dividends attributable to noncontrolling interests	—	(93)	(93)
Repurchases of common stock	(501)	—	(501)
Change in noncontrolling interest share	—	726	726
Other, including options exercised	192	—	192
At September 30, 2016	$24,118	$972	$25,090

The equity attributable to Johnson Controls International plc increased by $15.8 billion as a result of the Tyco Merger. The increase is primarily due to an increase to equity of $19.7 billion resulting from the total fair value of consideration transferred, partially offset by a decrease of $3.9 billion resulting from cash contributed by Tyco used to purchase shares of Johnson Controls Inc.

As previously disclosed, on October 1, 2015, the Company formed a joint venture with Hitachi. In connection with the acquisition, the Company recorded equity attributable to noncontrolling interests of $691 million. Also, in connection with the Tyco merger, the Company recorded equity attributable to noncontrolling interests of $34 million.

The Company consolidates certain subsidiaries in which the noncontrolling interest party has within their control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value.

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2014
Beginning balance, September 30	$212	$194	$157
Net income	48	51	38
Foreign currency translation adjustments	2	(23)	—
Realized and unrealized gains (losses) on derivatives	(1)	1	—
Dividends	(27)	(11)	(7)
Other	—	—	6
Ending balance, September 30	$234	$212	$194

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2014

Foreign currency translation adjustments
Balance at beginning of period	$(1,047)	$(248)	$392
Aggregate adjustment for the period (net of tax effect of $(43), $(44) and $7) *	(105)	(799)	(640)
Balance at end of period	(1,152)	(1,047)	(248)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(7)	4	7
Current period changes in fair value (net of tax effect of $(5), $(7) and $(3))	(10)	(17)	(3)
Reclassification to income (net of tax effect of $11, $3 and $0) **	21	6	—
Balance at end of period	4	(7)	4

Realize and unrealized gains (losses) on marketable common stock
Balance at beginning of period	—	—	7
Current period changes in fair value (net of tax effect of $0)	(1)	—	(1)
Reclassifications to income (net of tax effect of $0, $0 and $(2)) ***	—	—	(6)
Balance at end of period	(1)	—	—

Pension and postretirement plans
Balance at beginning of period	(3)	7	12
Reclassification to income (net of tax effect of $0, $(3) and $(3)) ****	(1)	(11)	(4)
Other changes (net of tax effect of $0)	—	1	(1)
Balance at end of period	(4)	(3)	7

Accumulated other comprehensive loss, end of period	$(1,153)	$(1,057)	$(237)

* During fiscal 2015, ($19) million of cumulative CTA were recognized as part of the divestiture-related gain recognized within discontinued operations as a result of the divestiture of GWS. During fiscal 2014, $203 million of cumulative CTA were recognized as part of the divestiture-related losses recognized within discontinued operations as a result of the divestiture of the Automotive Experience Electronics business.

** Refer to Note 10, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

*** During fiscal 2014, the Company sold certain marketable common stock for approximately $25 million. As as result, the Company recorded $8 million of realized gains within selling, general and administrative expenses in the Automotive Experience Seating segment.

**** Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the year ended September 30, 2016, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses on the consolidated statements of income. For the year ended September 30, 2015 the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and income (loss) from discontinued operations, net of tax on the consolidated statements of income. For the year ended September 30, 2014, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in cost of sales and income (loss) from discontinued operations, net of tax on the consolidated statements of income.

15.    RETIREMENT PLANS

Pension Benefits

The Company has non-contributory defined benefit pension plans covering certain U.S. and non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Effective January 1, 2006, certain of the Company’s U.S. pension plans were amended to prohibit new participants from entering the plans. Effective September 30, 2009, active participants continued to accrue benefits under the amended plans until December 31, 2014. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-U.S. plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation (PBO), ABO and fair value of plan assets of those plans were $7,124 million, $6,966 million and $5,234 million, respectively, as of September 30, 2016 and $3,636 million, $3,581 million and $2,939 million, respectively, as of September 30, 2015.

In fiscal 2016, total employer contributions to the defined benefit pension plans were $136 million, of which $34 million were voluntary contributions made by the Company. The Company expects to contribute approximately $326 million in cash to its defined benefit pension plans in fiscal 2017 including $247 million due to change-in-control provisions triggered by the Tyco merger. Projected benefit payments from the plans as of September 30, 2016 are estimated as follows (in millions):

2017	$569
2018	321
2019	332
2020	337
2021	344
2022-2026	1,879

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S., Canada and Brazil. Most non-U.S. employees are covered by government sponsored programs, and the cost to the Company is not significant.

Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. These benefits may be subject to deductibles, co-payment provisions and other limitations, and the Company has reserved the right to modify these benefits. Effective January 31, 1994, the Company modified certain salaried plans to place a limit on the Company’s cost of future annual retiree medical benefits at no more than 150% of the 1993 cost.

The health care cost trend assumption does not have a significant effect on the amounts reported.

In fiscal 2016, total employer and employee contributions to the postretirement plans were $7 million. The Company expects to contribute approximately $4 million in cash to its postretirement plans in fiscal 2017. Projected benefit payments from the plans as of September 30, 2016 are estimated as follows (in millions):

2017	$21
2018	21
2019	21
2020	21
2021	20
2022-2026	86

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) for employers sponsoring postretirement care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D.1. Under the Act, the Medicare subsidy amount is received directly by the plan sponsor and not the related plan. Further, the plan sponsor is not required to use the subsidy amount to fund postretirement benefits and may use the subsidy for any valid business purpose. Projected subsidy receipts are estimated to be approximately $2 million per year over the next ten years.

Savings and Investment Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense amounted to $128 million, $123 million and $132 million for the fiscal years ended 2016, 2015 and 2014, respectively.

Multiemployer Benefit Plans

The Company contributes to multiemployer benefit plans based on obligations arising from collective bargaining agreements related to certain of its hourly employees in the U.S. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

The risks of participating in these multiemployer benefit plans are different from single-employer benefit plans in the following aspects:

•	Assets contributed to the multiemployer benefit plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the multiemployer benefit plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company stops participating in some of its multiemployer benefit plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

The Company participates in approximately 284 multiemployer benefit plans, primarily related to its Buildings business in the U.S., none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2016, 2015 and 2014 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $46 million, $45 million and $44 million to multiemployer benefit plans in fiscal 2016, 2015 and 2014, respectively.

Based on the most recent information available, the Company believes that the present value of actuarial accrued liabilities in certain of these multiemployer benefit plans may exceed the value of the assets held in trust to pay benefits. Currently, the Company is not aware of any significant multiemployer benefits plans for which it is probable or reasonably possible that the Company will be obligated to make up any shortfall in funds. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a withdrawal liability. Currently, the Company is not aware of any significant multiemployer benefit plans for which it is probable or reasonably possible that the Company will withdraw from the plan. Any accrual for a shortfall or withdrawal liability will be recorded when it is probable that a liability exists and it can be reasonably estimated.

Plan Assets

The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, diversify the expected investment returns relative to the equity and fixed income investments. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

The Company’s actual asset allocations are in line with target allocations. The Company rebalances asset allocations as appropriate, in order to stay within a range of allocation for each asset category.

The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital markets in which the plans invest. The average market returns are adjusted, where appropriate, for active asset management returns. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.

The Company’s plan assets at September 30, 2016 and 2015, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$38	$38	$—	$—

Equity Securities
Large-Cap	692	499	193	—
Small-Cap	267	252	15	—
International - Developed	655	566	89	—

Fixed Income Securities
Government	345	280	65	—
Corporate/Other	950	633	317	—

Real Estate	346	—	—	346

Total	$3,293	$2,268	$679	$346

Non-U.S. Pension

Cash	$90	$90	$—	$—

Equity Securities
Large-Cap	317	152	165	—
International - Developed	453	160	293	—
International - Emerging	19	19	—	—

Fixed Income Securities
Government	864	452	412	—
Corporate/Other	561	385	176	—

Hedge Fund	169	—	169	—

Real Estate	63	11	—	52

Total	$2,536	$1,269	$1,215	$52

Postretirement

Cash	$7	$7	$—	$—

Equity Securities
Large-Cap	31	31	—	—
Small-Cap	10	10	—	—
International - Developed	23	23	—	—
International - Emerging	12	12	—	—

Fixed Income Securities
Government	23	23	—	—
Corporate/Other	65	65	—	—

Commodities	12	12	—	—

Real Estate	13	13	—	—

Total	$196	$196	$—	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash	$75	$75	$—	$—

Equity Securities
Large-Cap	500	500	—	—
Small-Cap	235	235	—	—
International - Developed	472	472	—	—

Fixed Income Securities
Government	248	217	31	—
Corporate/Other	753	615	138	—

Real Estate	323	—	—	323

Total	$2,606	$2,114	$169	$323

Non-U.S. Pension

Cash	$98	$98	$—	$—

Equity Securities
Large-Cap	68	68	—	—
International - Developed	104	104	—	—
International - Emerging	16	16	—	—

Fixed Income Securities
Government	441	319	122	—
Corporate/Other	220	192	28	—

Hedge Fund	172	—	172	—

Real Estate	58	7	—	51

Total	$1,177	$804	$322	$51

Postretirement

Cash	$10	$10	$—	$—

Equity Securities
Large-Cap	30	30	—	—
Small-Cap	10	10	—	—
International - Developed	22	22	—	—
International - Emerging	10	10	—	—

Fixed Income Securities
Government	22	22	—	—
Corporate/Other	67	67	—	—

Commodities	12	12	—	—

Real Estate	11	11	—	—

Total	$194	$194	$—	$—

The following is a description of the valuation methodologies used for assets measured at fair value.

Cash: The fair value of cash is valued at cost.

Equity Securities: The fair value of equity securities is determined by direct quoted market prices. The underlying holdings are direct quoted market prices on regulated financial exchanges. Certain equity securities are held within commingled funds which are valued at the unitized net asset value ("NAV") or percentage of the net asset value as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Fixed Income Securities: The fair value of fixed income securities is determined by direct or indirect quoted market prices. If indirect quoted market prices are utilized, the value of assets held in separate accounts is not published, but the investment managers report daily the underlying holdings. The underlying holdings are direct quoted market prices on regulated financial exchanges.

Commodities: The fair value of the commodities is determined by quoted market prices of the underlying holdings on regulated financial exchanges.

Hedge Funds: The fair value of hedge funds is accounted for by the custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The Company and custodian review the methods used by the underlying managers to value the assets. The Company believes this is an appropriate methodology to obtain the fair value of these assets.

Real Estate: The fair value of Real Estate Investment Trusts (REITs) is recorded as Level 1 as these securities are traded on an open exchange. The fair value of other investments in real estate is deemed Level 3 since these investments do not have a readily determinable fair value and requires the fund managers independently to arrive at fair value by calculating NAV per share. In order to calculate NAV per share, the fund managers value the real estate investments using any one, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the properties are updated every quarter. Due to the fact that the fund managers calculate NAV per share, the Company utilizes a practical expedient for measuring the fair value of its Level 3 real-estate investments, as provided for under ASC 820, "Fair Value Measurement." In applying the practical expedient, the Company is not required to further adjust the NAV provided by the fund manager in order to determine the fair value of its investment as the NAV per share is calculated in a manner consistent with the measurement principles of ASC 946, "Financial Services - Investment Companies," and as of the Company's measurement date. The Company believes this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following sets forth a summary of changes in the fair value of assets measured using significant unobservable inputs (Level 3) (in millions):

	Total	Hedge Funds	Real Estate
U.S. Pension

Asset value as of September 30, 2014	$335	$4	$331

Additions net of redemptions	(59)	(3)	(56)
Realized gain (loss)	28	(1)	29
Unrealized gain	19	—	19

Asset value as of September 30, 2015	$323	$—	$323

Additions net of redemptions	(6)	—	(6)
Realized gain	13	—	13
Unrealized gain	16	—	16

Asset value as of September 30, 2016	$346	$—	$346

Non-U.S. Pension

Asset value as of September 30, 2014	$20	$—	$20

Additions net of redemptions	34	—	34
Unrealized loss	(3)	—	(3)

Asset value as of September 30, 2015	$51	$—	$51

Unrealized gain	1	—	1

Asset value as of September 30, 2016	$52	$—	$52

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2016	2015	2016	2015	2016	2015

Accumulated Benefit Obligation	$4,118	$2,985	$3,359	$1,388	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	3,022	2,875	1,447	1,572	211	224
Service cost	16	31	30	25	2	3
Interest cost	104	122	44	46	6	9
Plan participant contributions	—	—	1	1	6	6
Benefit obligations assumed in Tyco acquisition	974	—	1,635	—	30	—
Other acquisitions	—	—	279	—	2	—
Divestitures	—	—	—	(18)	—	—
Actuarial loss	355	203	295	7	5	—
Benefits and settlements paid	(301)	(209)	(116)	(65)	(22)	(24)
Estimated subsidy received	—	—	—	—	1	1
Curtailment	—	—	—	(5)	—	—
Other	(1)	—	(1)	43	1	(4)
Currency translation adjustment	—	—	(92)	(159)	—	(4)

Projected benefit obligation at end of year	$4,169	$3,022	$3,522	$1,447	$242	$211

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,606	$2,504	$1,177	$1,201	$194	$219
Actual return on plan assets	267	(4)	113	48	17	(9)
Plan assets acquired in Tyco acquisition	705	—	1,149	—	—	—
Other acquisitions	—	—	180	—	—	—
Divestitures	—	—	—	(10)	—	—
Employer and employee contributions	16	315	121	81	7	8
Benefits paid	(124)	(201)	(59)	(55)	(22)	(24)
Settlement payments	(177)	(8)	(57)	(10)	—	—
Other	—	—	—	39	—	—
Currency translation adjustment	—	—	(88)	(117)	—	—

Fair value of plan assets at end of year	$3,293	$2,606	$2,536	$1,177	$196	$194

Funded status	$(876)	$(416)	$(986)	$(270)	$(46)	$(17)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$22	$17	$32	$30	$53	$37
Accrued benefit liability	(898)	(433)	(1,018)	(300)	(99)	(54)

Net amount recognized	$(876)	$(416)	$(986)	$(270)	$(46)	$(17)

Weighted Average Assumptions (1)
Discount rate (2)	3.70%	4.40%	1.90%	3.15%	3.30%	3.75%
Rate of compensation increase	3.20%	3.25%	2.75%	3.00%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2016 and 2015.

(2)
The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates.

At September 30, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method results in different service and interest components of net periodic benefit cost (credit). Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or annual net periodic benefit cost (credit) as the change in the service and interest costs is completely offset in the net actuarial (gain) loss reported. The change in the service and interest costs was not significant. The Company accounted for this change as a change in accounting estimate.

Accumulated Other Comprehensive Income

The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2016 are as follows (in millions):

	Pension Benefits	Postretirement Benefits
Accumulated other comprehensive loss
Net transition asset	$1	$—
Net prior service cost	4	—
Total	$5	$—

The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below (in millions):

	Pension Benefits	Postretirement Benefits
Amortization of:
Net transition obligation	$—	$—
Net prior service cost	1	—
Total	$1	$—

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$16	$31	$70	$30	$32	$38	$2	$3	$5
Interest cost	104	122	138	44	57	71	6	9	12
Expected return on plan assets	(191)	(181)	(207)	(61)	(71)	(75)	(10)	(12)	(12)
Net actuarial (gain) loss	268	387	126	237	14	172	(2)	21	(24)
Amortization of prior service cost (credit)	—	—	1	1	(1)	(1)	(1)	(1)	(7)
Curtailment gain	—	—	—	—	(15)	(2)	—	—	—
Settlement loss	11	1	15	6	—	1	—	—	—

Net periodic benefit cost (credit)	208	360	143	257	16	204	(5)	20	(26)
Net periodic benefit (cost) credit related to discontinued operations	—	—	—	—	14	(38)	—	—	—

Net periodic benefit cost (credit) included in continuing operations	$208	$360	$143	$257	$30	$166	$(5)	$20	$(26)

Expense Assumptions:
Discount rate	4.40%	4.35%	4.90%	3.10%	3.00%	3.60%	3.75%	4.35%	4.90%
Expected return on plan assets	7.50%	7.50%	8.00%	4.50%	4.50%	4.75%	5.45%	5.75%	5.80%
Rate of compensation increase	3.25%	3.25%	3.30%	3.30%	2.60%	2.60%	NA	NA	NA

16.    SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $620 million of restructuring and impairment costs in the consolidated statements of income, of which $229 million was recorded in the second quarter, $102 million was recorded in the third quarter and $289 million was recorded in the fourth quarter of fiscal 2016. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Buildings and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments, change-in-control payments and immaterial changes in estimates to prior year plans. Of the restructuring and impairment costs recorded, $284 million related to the Automotive Experience Seating segment, $115 million related to Corporate, $85 million related to the Buildings Tyco segment, $66 million related to the Power Solutions segment, $26 million related to the Building Efficiency Asia segment, $17 million related to the Automotive Experience Interiors segment, $16 million related to the Building Efficiency Rest of World segment, $9 million related to the Building Efficiency Products North America segment, and $2 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2018. Included in the reserve is $78 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445

In fiscal 2015, the Company committed to a significant restructuring plan (2015 Plan) and recorded $397 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $182 million related to the Automotive Experience Seating segment, $166 million related to Corporate, $13 million related to the Building Efficiency Rest of World segment, $11 million related to the Power Solutions segment, $11 million related to the Building Efficiency Asia segment, $11 million related to the Building Efficiency Products North America segment, and $3 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in 2016.

The following table summarizes the changes in the Company’s 2015 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original Reserve	$191	$183	$23	$397
Utilized—noncash	—	(183)	—	(183)
Balance at September 30, 2015	$191	$—	$23	$214
Utilized—cash	(74)	—	(23)	(97)
Balance at September 30, 2016	$117	$—	$—	$117

In fiscal 2014, the Company committed to a significant restructuring plan (2014 Plan) and recorded $324 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related primarily to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $130 million related to the Automotive Experience Interiors segment, $119 million related to the Building Efficiency Rest of World segment, $29 million related to the Automotive Experience Seating segment, $16 million related to the Power Solutions segment, $12 million related to the Building Efficiency Systems and Service North America segment, $7 million related to the Building Efficiency Products North America segment, $7 million related to Corporate and $4 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete in 2016.

Additionally, the Company recorded $53 million of restructuring and impairment costs within discontinued operations related to the Automotive Experience Electronics business in fiscal 2014.

The following table summarizes the changes in the Company’s 2014 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$191	$134	$47	$5	$—	$377
Utilized—cash	(8)	—	—	—	—	(8)
Utilized—noncash	—	(134)	(47)	—	(6)	(187)
Balance at September 30, 2014	$183	$—	$—	$5	$(6)	$182
Utilized—cash	(65)	—	—	(5)	—	(70)
Utilized—noncash	—	—	—	—	(13)	(13)
Balance at September 30, 2015	$118	$—	$—	$—	$(19)	$99
Utilized—cash	(74)	—	—	—	—	(74)
Utilized—noncash	—	—	—	—	(2)	(2)
Balance at September 30, 2016	$44	$—	$—	$—	$(21)	$23

In fiscal 2013, the Company committed to a significant restructuring plan (2013 Plan) and recorded $903 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Automotive Experience, Building Efficiency and Power Solutions businesses and included workforce reductions, plant closures, and asset and goodwill impairments. Of the restructuring and impairment costs recorded, $560 million related to the Automotive Experience Interiors segment, $152 million related to the Automotive Experience Seating segment, $70 million related to the Building Efficiency Rest of World segment, $36 million related to the Power Solutions segment, $35 million related to the Building Efficiency Systems and Service North America segment, $28 million related to the Building Efficiency Products North America segment, $17 million related to Corporate and $5 million related to the Building Efficiency Asia segment. The restructuring actions are expected to be substantially complete in 2016.

Additionally, the Company recorded $82 million of restructuring costs within discontinued operations, of which $54 million related to the GWS business and $28 million related to the Automotive Experience Electronics business in fiscal 2013.

The following table summarizes the changes in the Company’s 2013 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Goodwill Impairment	Other	Currency Translation	Total

Original Reserve	$392	$156	$430	$7	$—	$985
Utilized—cash	(26)	—	—	—	—	(26)
Utilized—noncash	—	(156)	(430)	(4)	4	(586)
Transfer to liabilities held for sale	(31)	—	—	—	—	(31)
Balance at September 30, 2013	$335	$—	$—	$3	$4	$342
Utilized—cash	(144)	—	—	(3)	—	(147)
Utilized—noncash	—	—	—	—	(11)	(11)
Transfer from liabilities held for sale	31	—	—	—	—	31
Transfer to liabilities held for sale	(24)	—	—	—	—	(24)
Balance at September 30, 2014	$198	$—	$—	$—	$(7)	$191
Utilized—cash	(113)	—	—	—	—	(113)
Utilized—noncash	—	—	—	—	(10)	(10)
Balance at September 30, 2015	$85	$—	$—	$—	$(17)	$68
Utilized—cash	(43)	—	—	—	—	(43)
Utilized—noncash	—	—	—	—	(1)	(1)
Balance at September 30, 2016	$42	$—	$—	$—	$(18)	$24

The $31 million of transfers from liabilities held for sale represent restructuring reserves that were included in liabilities held for sale in the consolidated statements of financial position at September 30, 2013, but were excluded from liabilities held for sale at September 30, 2014 based on transaction negotiations. See Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

The Company's fiscal 2016, 2015, 2014 and 2013 restructuring plans included workforce reductions of approximately 18,900 employees (11,200 for the Automotive Experience business, 6,700 for the Buildings business, 900 for the Power Solutions business and 100 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2016, approximately 11,800 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included thirty plant closures (twenty-two for Automotive Experience and eight for Buildings. As of September 30, 2016, twelve of the thirty plants have been closed.

Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for further information regarding the long-lived asset impairment charges recorded as part of the restructuring actions.

Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charges recorded.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in low cost countries in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering and purchasing operations, as well as the overall global footprint for all its businesses. Because of the importance of new vehicle sales by major automotive manufacturers to operations, the Company is affected by the general business conditions in this industry. Future adverse developments in the automotive industry could impact the Company’s liquidity position, lead to impairment charges and/or require additional restructuring of its operations.

17.    IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable.

The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In the second, third and fourth quarters of fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $190 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $29 million was recorded in the second quarter, $51 million was recorded in the third quarter and $110 million was recorded in the fourth quarter. Of the total impairment charges, $64 million related to the Power Solutions segment, $55 million related to Corporate assets, $55 million related to the Automotive Experience Seating segment, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment, $3 million related to the Building Efficiency Rest of World segment and $1 million related to the Automotive Experience Interiors segment. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the fourth quarter of fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions and the intention to spin-off the Automotive Experience business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $183 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $139 million related to Corporate assets, $27 million related to the Automotive Experience Seating segment, $16 million related to the Building Efficiency Rest of World segment and $1 million related to the Building Efficiency Systems and Service North America segment. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the third and fourth quarters of fiscal 2014, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2014. In addition, in the fourth quarter of fiscal 2014, the Company concluded that it had a triggering event requiring assessment of impairment of long-lived assets held by the Building Efficiency Rest of World - Latin America reporting unit due to the impairment of goodwill in the quarter. As a result, the Company reviewed the long-lived assets for impairment and recorded a $91 million impairment charge within restructuring and impairment costs on the consolidated statements of income, of which $45 million was recorded in the third quarter and $46 million in the fourth quarter of fiscal 2014. Of the total impairment charge, $45 million related to the Automotive Experience Interiors segment, $34 million related to the Building Efficiency Rest of World segment, $7 million related to the Automotive Experience Seating segment and $5 million related to Corporate assets. In addition, the Company recorded $43 million of asset and investment impairments within discontinued operations in the third quarter of fiscal 2014 related to the divestiture of the Automotive Experience Electronics business. Refer to Note 4, "Discontinued Operations," and Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At September 30, 2016, 2015 and 2014, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further information regarding the goodwill impairment charges recorded in the fourth quarter of fiscal 2014.

18.    INCOME TAXES

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Tax expense at federal statutory rate	$555	$753	$671
State income taxes, net of federal benefit	3	(23)	7
Foreign income tax expense at different rates and foreign losses without tax benefits	(190)	(198)	(196)
U.S. tax on foreign income	(354)	(203)	(222)
Reserve and valuation allowance adjustments	—	(99)	34
U.S. credits and incentives	(20)	(12)	(9)
Impact of transactions and business divestitures	2,149	354	71
Restructuring and impairment costs	126	52	75
Other	(31)	(24)	(24)
Income tax provision	$2,238	$600	$407

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company in fiscal 2014, 2015 and 11 months of 2016. The effective rate is above the U.S. statutory rate for fiscal 2016 primarily due to the tax consequences surrounding the planned spin-off of the Automotive Experience business and related expenses, the jurisdictional mix of restructuring and impairment costs, and the tax impacts of the merger and integration related costs, partially offset by the benefits of continuing global tax planning initiatives and foreign tax rate differentials. The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions, partially offset by the tax consequences of business divestitures, and significant restructuring and impairment costs. The effective rate is below the U.S. statutory rate for fiscal 2014 primarily due to the benefits of continuing global tax planning initiatives and income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate partially offset by the tax consequences of business divestitures, significant restructuring and impairment costs, and valuation allowance adjustments.

Valuation Allowances

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded as part of the acquired liabilities of Tyco $2.4 billion of valuation allowances. Also in the fourth quarter of fiscal 2016, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that no other material changes were needed to its valuation allowances. Therefore, there was no impact to income tax expense due to valuation allowance changes in the three month period or year ended September 30, 2016.

In the fourth quarter of fiscal 2015, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Spain, Germany, and the United Kingdom would not be realized, and it is more likely than not that certain deferred tax assets of Poland and Germany will be realized. The impact of the net valuation allowance provision offset the benefit of valuation allowance releases and, as such, there was no net impact to income tax expense in the three month period ended September 30, 2015.

In the fourth quarter of fiscal 2014, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that deferred tax assets within Italy would not be realized. Therefore, the Company recorded $34 million of net valuation allowances as income tax expense in the three month period ended September 30, 2014.

In the first quarter of fiscal 2014, the Company determined that it was more likely than not that the deferred tax asset associated with a capital loss in Mexico would not be utilized. Therefore, the Company recorded a $21 million valuation allowance as income tax expense.

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities.

At September 30, 2016, the Company had gross tax effected unrecognized tax benefits of $1,836 million of which $1,734 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2016 was approximately $67 million (net of tax benefit).

At September 30, 2015, the Company had gross tax effected unrecognized tax benefits of $1,159 million of which $1,104 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2015 was approximately $41 million (net of tax benefit).

At September 30, 2014, the Company had gross tax effected unrecognized tax benefits of $1,607 million of which $1,457 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2014 was approximately $106 million (net of tax benefit).

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Beginning balance, October 1	$1,159	$1,607	$1,302
Additions for tax positions related to the current year	465	329	315
Additions for tax positions of prior years	15	23	31
Reductions for tax positions of prior years	(66)	(118)	(27)
Settlements with taxing authorities	(104)	(541)	(9)
Statute closings	(30)	(18)	(5)
Audit resolutions	—	(123)	—
Acquisition of business	397	—	—
Ending balance, September 30	$1,836	$1,159	$1,607

During fiscal 2015, the Company settled a significant number of tax examinations in Germany, Mexico and the U.S., impacting fiscal years 1998 to fiscal 2012. The settlement of unrecognized tax benefits included cash payments for approximately $440 million and the loss of various tax attributes. The reduction for tax positions of prior years is substantially related to foreign exchange rates. In the fourth quarter of fiscal 2015, income tax audit resolutions resulted in a net $99 million benefit to income tax expense.

In the U.S., fiscal years 2010 through 2014 are currently under exam by the Internal Revenue Service ("IRS") and 2008 through 2009 are currently under IRS appeals. Additionally, the Company is currently under exam in the following major foreign jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2011 - 2014
Brazil	2004 - 2008, 2011 - 2012
Canada	2012 - 2015
France	2010 - 2015
Germany	2007 - 2013
Italy	2006, 2011
Korea	2012 - 2015
Mexico	2009 - 2015
Poland	2015
Spain	2008 - 2014
United Kingdom	2011 - 2014

It is reasonably possible that certain tax examinations, tax appeals and /or tax litigation will conclude within the next twelve months, of which could be up to a $100 million impact to tax expense.

Other Tax Matters

During fiscal 2016, 2015 and 2014, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges cannot be benefited for tax purposes due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $126 million, $52 million and $75 million incremental tax expense in fiscal 2016, 2015 and 2014, respectively.

During the fourth quarter of fiscal 2016, the Company completed its merger with Tyco. As a result of that transaction, the Company incurred incremental tax expense of $137 million. In preparation for the spin-off of the Automotive Experience business in the first quarter of fiscal 2017, the Company incurred incremental tax expense of $121 million in fiscal 2016. The Company also completed substantial business reorganizations which resulted in total tax charges of $1,891 million in fiscal 2016. Included in this amount is the tax charge provided for in the third quarter of fiscal 2016 of $85 million for changes in entity tax status and the charge provided for in the second quarter of fiscal 2016 of $780 million for income tax expense on foreign undistributed earnings of certain non-U.S. subsidiaries.

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded as part of the acquired liabilities of Tyco $290 million of post sale contingent tax indemnification liabilities within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2016, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Automotive Trim Systems. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. In connection with the divestiture of the Interiors business, the Company recorded a pre-tax gain on divestiture of $145 million, $38 million net of tax. The tax impact of the gain is due to the jurisdictional mix of gains and losses on the divestiture, which resulted in non-benefited expenses in certain countries and taxable gains in other countries. In addition, in the third and fourth quarters of fiscal 2015, the Company provided income tax expense for repatriation of cash and other tax reserves associated with the Automotive Experience Interiors joint venture transaction, which resulted in a tax charge of $75 million and $223 million, respectively.

During the fourth quarter of fiscal 2014, the Company recorded a discrete tax benefit of $51 million due to change in entity status.

In the third quarter of fiscal 2014, the Company disposed of its Automotive Experience Interiors headliner and sun visor product lines. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. As a result, the Company recorded a pre-tax loss on divestiture of $95 million and income tax expense of $38 million. The income tax expense is due to the jurisdictional mix of gains and losses on the sale, which resulted in non-benefited losses in certain countries and taxable gains in other countries.

Impacts of Tax Legislation and Change in Statutory Tax Rates

After the fourth quarter of fiscal 2016, on October 13, 2016, the U.S. Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will have a material impact on its consolidated financial statements.

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by foreign subsidiaries. The rule was extended in December 2015 retroactive to the beginning of the Company’s 2016 fiscal year. The retroactive extension was signed into legislation and was made permanent through the Company's 2020 fiscal year.

In the second quarter of fiscal 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million in the second quarter of fiscal 2015.

As a result of changes to Mexican tax law in the first quarter of fiscal 2014, the Company recorded a benefit to income tax expense of $25 million.

During the fiscal years ended 2016, 2015 and 2014, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Current
Federal	$1,975	$(477)	$109
State	101	(21)	15
Foreign	1,403	906	585
	3,479	408	709
Deferred
Federal	(523)	201	(175)
State	(51)	(31)	(6)
Foreign	(667)	22	(121)
	(1,241)	192	(302)

Income tax provision	$2,238	$600	$407

Consolidated U.S. income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2016, 2015 and 2014 was income of $1,155 million, $1,051 million and $1,370 million, respectively. Consolidated foreign income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2016, 2015 and 2014 was income of $431 million, $1,100 million and $546 million, respectively.

Income taxes paid for the fiscal years ended September 30, 2016, 2015 and 2014 were $1,388 million, $1,163 million and $782 million, respectively. At September 30, 2016 and 2015, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $1,538 million and $337 million, respectively, of accrued income tax liabilities.

The Company has not provided U.S. or non-U.S. income taxes on approximately $5.5 billion of outside basis differences of Johnson Controls, Inc. consolidated subsidiaries of the Company. The reduction of the outside basis differences via the sale or liquidation of these consolidated subsidiaries and/or distributions could create taxable income.  The Company has also not provided U.S. or

non-U.S. income taxes on additional outside basis differences relating to the Tyco Merger.  The Company is currently finalizing the purchase price allocation by legal entity to the assets acquired and liabilities assumed which will be used to calculate the outside basis differences of certain of its consolidated subsidiaries of the Company.  This purchase price allocation, by legal entity, will be completed within the measurement period in fiscal 2017. The Company’s intent is to reduce the outside basis differences only when it would be tax efficient. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences.

In fiscal 2016, the Company did provide U.S. income tax expense related to the restructuring and repatriation of cash for certain non-U.S. subsidiaries in connection with the Automotive Experience planned spin-off. The Company needs to complete the final steps of Automotive Experience restructuring and, as a result, the Company provided deferred taxes of $24 million for the U.S. income tax expense on outside basis differences that will reverse upon the completion of the restructuring. Refer to "Capitalization" within the "Liquidity and Capital Resources" section of Item 7 for discussion of domestic and foreign cash projections.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2016	2015
Other noncurrent assets	2,905	1,873
Other noncurrent liabilities	(1,597)	(391)

Net deferred tax asset	$1,308	$1,482

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2016	2015
Deferred tax assets
Accrued expenses and reserves	$1,404	$210
Employee and retiree benefits	515	270
Net operating loss and other credit carryforwards	4,668	2,471
Research and development	94	64
Joint ventures and partnerships	279	231
Other	35	16
	6,995	3,262
Valuation allowances	(3,564)	(1,256)
	3,431	2,006
Deferred tax liabilities
Property, plant and equipment	113	124
Intangible assets	2,010	400
	2,123	524

Net deferred tax asset	$1,308	$1,482
At September 30, 2016, the Company had available net operating loss carryforwards of approximately $15.3 billion, of which $4.6 billion will expire at various dates between 2017 and 2036, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2016 of $80 million, which will expire at various dates between 2020 and 2024. The valuation allowance, generally, is for loss carryforwards for which realization is uncertain because it is unlikely that the losses will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

As of September 30, 2016, deferred tax assets of approximately $180 million relate to certain operating loss carryforwards resulting from the exercise of employee stock options and restricted stock vestings, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax provision. Such amount has been presented within the tax loss and carryforwards line in the table above.

19.    SEGMENT INFORMATION

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has eight reportable segments for financial reporting purposes. The Company’s eight reportable segments are presented in the context of its three primary businesses - Buildings, Automotive Experience and Power Solutions.

Buildings

Building Efficiency

Building Efficiency designs, produces, markets and installs HVAC and control systems that monitor, automate and integrate critical building segment equipment and conditions including HVAC, fire-safety and security in commercial buildings and in various industrial applications.

•
Systems and Service North America provides products and services to non-residential building and industrial applications in the North American marketplace. The products and services include HVAC and controls systems, energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems.

•
Products North America designs and produces heating and air conditioning solutions for residential and light commercial applications, and also markets products and refrigeration systems to the replacement and new construction markets in the North American marketplace. Products North America also includes HVAC products installed for Navy and Marine customers globally.

•
Asia provides HVAC, controls and refrigeration systems and technical services to the Asian marketplace. Asia also includes the Johnson Controls-Hitachi Air Conditioning joint venture, which was formed October 1, 2015.

•	Rest of World provides HVAC, controls and refrigeration systems and technical services to markets in Europe, the Middle East and Latin America.

Tyco

Tyco designs, sells, installs, services and monitors integrated electronic security systems and integrated fire detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers. The Tyco business also designs, manufactures and sells fire protection, security and life safety products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide.

Automotive Experience

Automotive Experience designs and manufactures interior systems and products for passenger cars and light trucks, including vans, pick-up trucks and sport utility/crossover vehicles.

•	Seating produces automotive seat metal structures and mechanisms, foam, trim, fabric and complete seat systems.

•	Interiors produces instrument panels, floor consoles and door panels.

Power Solutions

Power Solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise.

Management evaluates the performance of the segments based primarily on segment EBIT, which represents income from continuing operations before income taxes and noncontrolling interests excluding net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans. General corporate and other overhead expenses are allocated to the reportable segments in determining segment EBIT.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Net Sales
Buildings
Building Efficiency
Systems and Service North America	$4,292	$4,184	$4,098
Products North America	2,488	2,450	1,807
Asia	4,830	1,985	2,077
Rest of World	1,766	1,891	2,103
	13,376	10,510	10,085
Tyco	808	—	—
	14,184	10,510	10,085
Automotive Experience
Seating	16,355	16,539	17,531
Interiors	482	3,540	4,501
	16,837	20,079	22,032
Power Solutions	6,653	6,590	6,632

Total net sales	$37,674	$37,179	$38,749

	Year Ended September 30,
	2016	2015	2014
Segment EBIT
Buildings
Building Efficiency
Systems and Service North America (1)	$412	$375	$354
Products North America (2)	173	306	238
Asia (3)	431	191	270
Rest of World (4)	20	51	(45)
	1,036	923	817
Tyco (5)	(17)	—	—
	1,019	923	817
Automotive Experience
Seating (6)	676	928	853
Interiors (7)	75	254	(1)
	751	1,182	852
Power Solutions (8)	1,253	1,153	1,052

Total segment EBIT	$3,023	$3,258	$2,721

Net financing charges	(314)	(288)	(244)
Restructuring and impairment costs	(620)	(397)	(324)
Net mark-to-market adjustments on pension and postretirement plans	(503)	(422)	(237)

Income from continuing operations before income taxes	$1,586	$2,151	$1,916

	September 30,
	2016	2015	2014
Assets
Buildings
Building Efficiency
Systems and Service North America	$2,338	$2,332	$2,341
Products North America	4,236	4,193	4,157
Asia	3,668	1,387	1,418
Rest of World	1,416	1,471	1,642
	11,658	9,383	9,558
Tyco (9)	28,097	—	—
	39,755	9,383	9,558
Automotive Experience
Seating	8,888	8,611	8,969
Interiors (9)	1,264	1,265	321
	10,152	9,876	9,290
Power Solutions	6,859	6,590	6,888
Assets held for sale	174	55	2,787
Unallocated	6,313	3,718	4,289

Total	$63,253	$29,622	$32,812

	Year Ended September 30,
	2016	2015	2014
Depreciation/Amortization
Buildings
Building Efficiency
Systems and Service North America	$38	$32	$32
Products North America	116	119	79
Asia	107	27	24
Rest of World	19	19	25
	280	197	160
Tyco	53	—	—
	333	197	160
Automotive Experience
Seating	355	345	328
Interiors	13	21	128
	368	366	456
Power Solutions	252	297	315
Discontinued Operations	—	—	24

Total	$953	$860	$955

	Year Ended September 30,
	2016	2015	2014
Capital Expenditures
Buildings
Building Efficiency
Systems and Service North America	$15	$22	$27
Products North America	217	160	123
Global Workplace Solutions	—	16	16
Asia	119	32	39
Rest of World	25	38	34
	376	268	239
Tyco	22	—	—
	398	268	239
Automotive Experience
Seating	444	437	420
Interiors	3	121	181
Electronics	—	—	31
	447	558	632
Power Solutions	404	309	328

Total	$1,249	$1,135	$1,199

(1)
Building Efficiency - Systems and Service North America segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $2 million, $3 million and $12 million, respectively, of restructuring and impairment costs.

(2)
Building Efficiency - Products North America segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $9 million, $11 million and $7 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Products North America segment EBIT includes $10 million, $9 million and $7 million, respectively, of equity income.

(3)
Building Efficiency - Asia segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $26 million,$11 million and $4 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016 and 2014, Asia segment EBIT includes $100 million and $21 million, respectively, of equity income.

(4)
Building Efficiency - Rest of World segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $16 million, $13 million and $119 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Rest of World segment EBIT includes $15 million, $14 million and $7 million, respectively, of equity income.

(5)
Tyco segment EBIT for the year ended September 30, 2016 excludes $85 million of restructuring and impairment costs. For the year ended September 30, 2016, Tyco segment EBIT includes $1 million of equity income.

(6)
Automotive Experience - Seating segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $284 million, $182 million and $29 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Seating segment EBIT includes $289 million, $264 million and $250 million, respectively, of equity income.

(7)
Automotive Experience - Interiors segment EBIT for the years ended September 30, 2016 and 2014 excludes $17 million and $130 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Interiors segment EBIT includes $68 million, $31 million and $35 million, respectively, of equity income.

(8)
Power Solutions segment EBIT for the years ended September 30, 2016, 2015 and 2014 excludes $66 million, $11 million and $16 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2016, 2015 and 2014, Power Solutions segment EBIT includes $48 million, $57 million and $75 million, respectively, of equity income.

(9)
Current year and prior year amounts exclude assets held for sale. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

The Company has significant sales to the automotive industry. In fiscal years 2016, 2015 and 2014, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Net Sales
United States	$16,214	$16,841	$16,596
Germany	3,331	3,375	3,853
Japan	2,262	753	1,064
Mexico	1,637	1,933	2,001
Other European countries	6,860	7,320	8,913
Other foreign	7,370	6,957	6,322

Total	$37,674	$37,179	$38,749

Long-Lived Assets (Year-end)
United States	$3,500	$2,681	$2,762
Germany	650	680	910
Japan	253	74	77
Mexico	708	594	567
Other European countries	1,284	1,006	1,064
Other foreign	1,477	835	934

Total	$7,872	$5,870	$6,314

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

20.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2016 and 2015. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2016, 2015 and 2014.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of operations of such nonconsolidated partially-owned affiliates accounted for under the equity method.

Summarized balance sheet data as of September 30 is as follows (in millions):

	2016	2015
Current assets	$9,117	$7,083
Noncurrent assets	4,164	3,294
Total assets	$13,281	$10,377

Current liabilities	$7,689	$6,268
Noncurrent liabilities	754	604
Noncontrolling interests	78	20
Shareholders’ equity	4,760	3,485
Total liabilities and shareholders’ equity	$13,281	$10,377

Summarized income statement data for the years ended September 30 is as follows (in millions):

	2016	2015	2014
Net sales	$21,456	$12,922	$10,820
Gross profit	3,119	1,911	1,638
Net income	1,569	890	790
Income attributable to noncontrolling interests	26	10	3
Net income attributable to the entity	1,543	880	787

21.    GUARANTEES

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

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded as part of the acquired liabilities of Tyco $290 million of post sale contingent tax indemnification liabilities within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2016, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements.

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates.

The Company’s product warranty liability is recorded in the consolidated statements of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the fiscal years ended September 30, 2016 and 2015 were as follows (in millions):

	Year Ended September 30,
	2016	2015
Balance at beginning of period	$300	$319
Accruals for warranties issued during the period	324	280
Accruals from acquisitions and divestitures	83	—
Accruals related to pre-existing warranties (including changes in estimates)	(13)	(11)
Settlements made (in cash or in kind) during the period	(301)	(282)
Currency translation	3	(6)
Balance at end of period	$396	$300

22.    TYCO INTERNATIONAL FINANCE S.A.

Tyco International Finance S.A. ("TIFSA"), a 100% owned subsidiary of the Company, has public debt securities outstanding which are fully and unconditionally guaranteed by Johnson Controls and by Tyco Fire & Security Finance S.C.A. ("TIFSCA"), a wholly owned subsidiary of the Company and parent company TIFSA. The following tables present condensed consolidating financial information for Johnson Controls, TIFSCA, TIFSA and all other subsidiaries. Condensed financial information for the Company, TIFSCA and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

The TIFSA public debt securities were assumed as part of the Tyco acquisition. Therefore, no consolidating financial information for the years ended September 30, 2015 and September 30, 2014 is presented related to the guarantee of the TIFSA public debt securities. Additional information regarding TIFSA and TIFSCA for the fiscal year ended September 25, 2015 and the period ended June 24, 2016 can be found in Tyco's Annual Report on Form 10-K filed with the SEC on November 13, 2015 (as recast in part in Tyco's Current Report on Form 8-K filed with the SEC on March 11, 2016) and Tyco's Quarterly report on Form 10-Q filed with the SEC on July 29, 2016, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2016
($ in millions)

	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net sales	$—	$—	$—	$37,674	$—	$37,674
Cost of sales	—	—	—	30,360	—	30,360

Gross profit	—	—	—	7,314	—	7,314

Selling, general and administrative expenses	(2)	(2)	(1)	(5,320)	—	(5,325)
Restructuring and impairment costs	—	—	—	(620)	—	(620)
Net financing charges	—	—	(6)	(308)	—	(314)
Equity income (loss)	(894)	(1,527)	(313)	531	2,734	531
Intercompany interest and fees	28	—	7	(35)	—	—

Income (loss) from continuing operations before income taxes	(868)	(1,529)	(313)	1,562	2,734	1,586

Income tax provision	—	—	—	2,238	—	2,238

Income (loss) from continuing operations	(868)	(1,529)	(313)	(676)	2,734	(652)

Net income (loss)	(868)	(1,529)	(313)	(676)	2,734	(652)

Income from continuing operations attributable to noncontrolling interests	—	—	—	216	—	216

Net income (loss) attributable to Johnson Controls	$(868)	$(1,529)	$(313)	$(892)	$2,734	$(868)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 30, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net Income (loss)	$(868)	$(1,529)	$(313)	$(676)	$2,734	$(652)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(105)	—	—	(83)	94	(94)
Realized and unrealized gains on derivatives	11	—	—	7	(9)	9
Realized and unrealized losses on marketable common stock	(1)	—	—	(1)	1	(1)
Pension and postretirement plans	(1)	—	—	(1)	1	(1)

Other comprehensive loss	(96)	—	—	(78)	87	(87)

Total comprehensive loss	(964)	(1,529)	(313)	(754)	2,821	(739)

Comprehensive income attributable to noncontrolling interests	—	—	—	225	—	225

Comprehensive loss attributable to Johnson Controls	$(964)	$(1,529)	$(313)	$(979)	$2,821	$(964)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
For the Year Ended September 30, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$11	$—	$244	$429	$—	$684
Cash in escrow related to Adient debt	—	—	—	2,034	—	2,034
Accounts receivable, net	—	—	—	8,018	—	8,018
Inventories	—	—	—	3,560	—	3,560
Intercompany receivables	16	—	2	6,188	(6,206)	—
Assets held for sale	—	—	—	174	—	174
Other current assets	6	—	1	2,632	—	2,639
Current assets	$33	$—	$247	$23,035	$(6,206)	$17,109

Property, plant and equipment - net	—	—	—	7,872	—	7,872
Goodwill	—	—	274	23,135	—	23,409
Other intangible assets - net	—	—	—	7,653	—	7,653
Investments in partially-owned affiliates	—	—	—	2,735	—	2,735
Investments in affiliates	12,460	31,405	27,906	—	(71,771)	—
Intercompany loans receivable	18,680	—	13,336	15,631	(47,647)	—
Other noncurrent assets	—	—	—	4,475	—	4,475
Total assets	$31,173	$31,405	$41,763	$84,536	$(125,624)	$63,253

Liabilities and Equity
Short-term debt	$—	$—	$—	$1,119	$—	$1,119
Current portion of long-term debt	—	—	—	628	—	628
Accounts payable	1	—	—	6,763	—	6,764
Accrued compensation and benefits	—	—	—	1,763	—	1,763
Liabilities held for sale	—	—	—	28	—	28
Intercompany payables	3,873	—	2,315	18	(6,206)	—
Other current liabilities	3	2	32	5,954	—	5,991
Current liabilities	3,877	2	2,347	16,273	(6,206)	16,293

Long-term debt	—	—	2,413	12,193	—	14,606
Pension and postretirement benefits	—	—	—	1,738	—	1,738
Intercompany loans payable	3,178	18,680	12,453	13,336	(47,647)	—
Other noncurrent liabilities	—	—	22	5,270	—	5,292
Long-term liabilities	3,178	18,680	14,888	32,537	(47,647)	21,636

Redeemable noncontrolling interest	—	—	—	234	—	234
Ordinary shares	9	—	—	—	—	9
Ordinary shares held in treasury	(20)	—	—	—	—	(20)
Other shareholders' equity	24,129	12,723	24,528	34,520	(71,771)	24,129
Shareholders’ equity attributable to Johnson Controls	24,118	12,723	24,528	34,520	(71,771)	24,118
Nonredeemable noncontrolling interest	—	—	—	972	—	972
Total equity	24,118	12,723	24,528	35,492	(71,771)	25,090
Total liabilities, redeemable noncontrolling interest and equity	$31,173	$31,405	$41,763	$84,536	$(125,624)	$63,253

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Operating Activities
Net cash provided by operating activities	$11	$—	$639	$1,245	$—	$1,895

Investing Activities
Capital expenditures	—	—	—	(1,249)	—	(1,249)
Sale of property, plant and equipment	—	—	—	32	—	32
Acquisition of business, net of cash acquired	—	—	—	353	—	353
Business divestitures	—	—	—	32	—	32
Changes in long-term investments	—	—	57	(105)	—	(48)
Net change in intercompany loans	—	—	10	—	(10)	—
Other	—	—	—	(7)	—	(7)
Net cash provided (used) by investing activities	—	—	67	(944)	(10)	(887)

Financing Activities
Increase (decrease) in short-term debt - net	—	—	(462)	1,018	—	556
Increase in long-term debt	—	—	—	1,501	—	1,501
Repayment of long-term debt	—	—	—	(1,299)	—	(1,299)
Debt financing costs	—	—	—	(45)	—	(45)
Stock repurchases	—	—	—	(501)	—	(501)
Payment of cash dividends	—	—	—	(915)	—	(915)
Proceeds from the exercise of stock options	3	—	—	67	—	70
Net intercompany loan borrowings (repayments)	—	—	—	(10)	10	—
Cash paid to acquire a noncontrolling interest	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	(306)	—	(306)
Other	(3)	—	—	11	—	8
Net cash provided (used) in financing activities	—	—	(462)	(481)	10	(933)
Effect of currency translation on cash	—	—	—	12	—	12
Increase (decrease) in cash and cash equivalents	11	—	244	(168)	—	87
Cash and cash equivalents at beginning of period	—	—	—	597	—	597
Cash and cash equivalents at end of period	$11	$—	$244	$429	$—	$684

23.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2016, reserves for environmental liabilities totaled $55 million, of which $15 million was recorded within other current liabilities and $40 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities totaled $23 million at September 30, 2015. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Buildings businesses. At September 30, 2016 and 2015, the Company recorded conditional asset retirement obligations of $74 million and $59 million, respectively.

Asbestos Matters

The Company and certain of its subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases have typically involved product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components.

As of September 30, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $148 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $548 million, of which $35 million is recorded in other current liabilities and $513 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $400 million, of which $41 million is recorded in other current assets, and $359 million is recorded in other noncurrent assets. Assets include $16 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2016 is $120 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of September 30, 2016 are appropriate. As of September 30, 2015, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $136 million and is primarily recorded in other noncurrent liabilities. There were no assets recorded related to the Company's asbestos obligations at September 30, 2015. The assets recorded in fiscal 2016 were as a result of assets acquired as part of the Tyco Merger.

The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2069 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2069. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2016 and 2015, the insurable liabilities totaled $473 million and $194 million, respectively, of which $70 million and $28 million was recorded within other current liabilities, $36 million and $25 million was recorded within accrued compensation and benefits, and $367 million and $141 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, it is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

24.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements.

The net sales to and purchases from related parties included in the consolidated statements of income were $1.3 billion and $0.5 billion, respectively, for fiscal 2016; $1.3 billion and $0.4 billion, respectively, for fiscal 2015; and $1.2 billion and $0.4 billion, respectively, for fiscal 2014.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position (in millions):

	September 30,
	2016	2015

Receivable from related parties	$239	$389
Payable to related parties	92	285

The Company has also provided financial support to certain of its VIE's, see Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for additional information.

25.    SUBSEQUENT EVENT

On October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc and the issuance of ordinary shares of Adient directly to holders of Johnson Controls ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the Company's shareholders received one ordinary share of Adient plc for every 10 ordinary shares of Johnson Controls held as of the close of business on October 19, 2016, the record date for the distribution. Company shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange (NYSE) under the symbol "ADNT." The Company did not retain any equity interest in Adient plc.
Beginning in the first quarter of fiscal 2017, Adient’s historical financial results will be reflected in the Company’s consolidated financial statements as a discontinued operation.

JOHNSON CONTROLS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2016	2015	2014

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$82	$72	$68
Provision charged to costs and expenses	62	41	50
Reserve adjustments	(16)	(15)	(22)
Accounts charged off	(26)	(16)	(19)
Acquisition of businesses	92	1	1
Currency translation	—	(1)	(1)
Transfers to held for sale	—	—	(5)
Balance at end of period	$194	$82	$72

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$1,256	$1,285	$1,172
Allowance provision for new operating and other loss carryforwards	121	23	121
Allowance provision benefits	(272)	(52)	(8)
Acquisition of businesses	2,459	—	—
Balance at end of period	$3,564	$1,256	$1,285

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2016 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Management has excluded the operations of the Tyco business from its assessment of internal control over financial reporting as of September 30, 2016 given that the acquisition date of Tyco was September 2, 2016. Tyco's combined total assets and total revenues excluded from our assessment represent approximately 44% and less than 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

The information required by Part III, Items 10, 11, 13 and 14, and certain of the information required by Item 12, is incorporated herein by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders (which we refer to as the fiscal 2016 Proxy Statement), dated and to be filed with the SEC on or about January 20, 2017, as follows:

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled "Q: Where can I find Corporate Governance materials for Johnson Controls?," "Proposal One: Election of Directors," "Corporate Governance," "Board and Committee Membership," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the fiscal 2016 Proxy Statement. Required information on executive officers of the Company appears at Part I, Item 4 of this report.

ITEM 11	EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled "Corporate Governance," "Board and Committee Membership," "Compensation Committee Report," "Compensation Discussion and Analysis," "Director Compensation during Fiscal Year 2016," "Potential Payments and Benefits Upon Termination or Change of Control," and "Johnson Controls Share Ownership" of the fiscal 2016 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the section entitled "Johnson Controls Share Ownership" of the fiscal 2016 Proxy Statement.

The following table provides information about the Company's equity compensation plans as of September 30, 2016:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	22,332,233	$32.07	46,471,348
Equity compensation plans not approved by shareholders	—	—	—
Total	22,332,233	$32.07	46,471,348

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the section entitled "Corporate Governance" of the fiscal 2016 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section entitled "Audit Committee Report" of the fiscal 2016 Proxy Statement.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	66

Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014	68

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2016, 2015 and 2014	69

Consolidated Statements of Financial Position at September 30, 2016 and 2015	70

Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014	71

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014	72

Notes to Consolidated Financial Statements	73

(2) Financial Statement Schedule

For the years ended September 30, 2016, 2015 and 2014:

Schedule II - Valuation and Qualifying Accounts	142

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 147 through 152 filed herewith.

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Financial statements of 50% or less-owned companies have been omitted because the proportionate share of their profit before income taxes and total assets are individually less than 20% of the respective consolidated amounts, and investments in such companies are less than 20% of consolidated total assets. Refer to Note 20, "Non-Consolidated Partially-Owned Affiliates" of the notes to consolidated financial statements for the summarized financial data for the Company’s nonconsolidated partially-owned affiliates.

Other Matters

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statement on Post-Effective Amendment Form S-8 to Form S-4 No. 333-210588 and Registration Statements on Form S-8 Nos. 333-213508, 333-200320, 333-185004, 333-107489, 333-113943 and 333-200314-02.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

Date:	November 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 23, 2016, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Alex A. Molinaroli Alex A. Molinaroli Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Brian J. Stief Brian J. Stief Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Suzanne M. Vincent Suzanne M. Vincent Vice President and Corporate Controller (Principal Accounting Officer)	/s/ David P. Abney David P. Abney Director

/s/ Natalie A. Black Natalie A. Black Director	/s/ Mike Daniels Mike Daniels Director

/s/ Brian Duppereault Brian Duppereault Director	/s/ Jeffrey A. Joerres Jeffrey A. Joerres Director

/s/ Alex A. Molinaroli Alex A. Molinaroli Director	/s/ George R. Oliver George R. Oliver Director

/s/ Jürgen Tinggren Jürgen Tinggren Director	/s/ Juan Pablo del Valle Perochena Juan Pablo del Valle Perochena Director

/s/ Mark P. Vergnano Mark P. Vergnano Director	/s/ David Yost David Yost Director

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed September 9, 2016)

2.2
Agreement and Plan of Merger by and among Johnson Controls, Inc., Johnson Controls International plc (formerly Tyco International plc) and Jagara Merger Sub LLC, dated as of January 24, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed January 27, 2016)

2.3
Merger Agreement, dated as of March 30, 2014, between Tyco International Ltd., and Johnson Controls International plc (formerly Tyco International plc) (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 4, 2014)

3.1
Memorandum and Articles of Association of Johnson Controls International plc, as amended by special resolution dated September 8, 2014 and as amended by special resolution dated August 17, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

4.1
Assumption and Accession Agreement, dated as of November 17, 2014, by Johnson Controls International plc (formerly Tyco International plc) (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 17, 2014)

4.2
Indenture, dated as of January 9, 2009, by and among Tyco International Finance S.A., as issuer, Johnson Controls International plc (formerly Tyco International Ltd.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 9, 2009)

4.3
Fourth Supplemental Indenture, dated as of January 12, 2011, by and among Tyco International Finance S.A., as issuer, Johnson Controls International plc (formerly Tyco International Ltd.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 3.75% notes due 2018 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 12, 2011)

4.4
Fifth Supplemental Indenture, dated as of January 12, 2011, by and among Tyco International Finance S.A., as issuer, Johnson Controls International plc (formerly Tyco International Ltd.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee relating to the issuer's 4.625% notes due 2023 (Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on January 12, 2011)

4.5
Supplemental Indenture 2014-1 to the 2009 Indenture, dated as of November 17, 2014, among Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A., Tyco Fire & Security Finance S.C.A. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 17, 2014)

4.6
Indenture, dated as of February 25, 2015 (the "2015 Indenture"), among Tyco International Finance S.A., Johnson Controls International plc (formerly Tyco International plc), Tyco Fire & Security Finance S.C.A., and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2015)

4.7
First Supplemental Indenture to the 2015 Indenture, dated as of February 25, 2015, among Tyco International Finance S.A., Johnson Controls International plc (formerly Tyco International plc), Tyco Fire & Security Finance S.C.A., Deutsche Bank Trust Company Americas as trustee and as paying agent and Deutsche Bank Luxembourg S.A., as security registrar, transfer agent and authenticating agent relating to the issuer’s 1.375% Euro notes due 2025 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2015)

4.8
Second Supplemental Indenture to the 2015 Indenture, dated as of September 14, 2015, among Tyco International Finance S.A., Johnson Controls International plc (formerly Tyco International plc), Tyco Fire & Security Finance S.C.A., Deutsche Bank Trust Company Americas, as trustee related to the issuer’s 3.9% notes due 2026 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 14, 2015)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

4.9
Third Supplemental Indenture, dated as of September 14, 2015, among Tyco International Finance S.A., Johnson Controls International plc (formerly Tyco International plc), Tyco Fire & Security Finance S.C.A., Deutsche Bank Trust Company Americas, as trustee relating to the issuer’s 5.125% notes due 2045 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on September 14, 2015)

4.10	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.11	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

4.12
Senior indenture, dated January 17, 2006, between Johnson Controls, Inc. and U.S. Bank National Association, as successor trustee to JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc. Registration Statement on Form S-3 filed on February 24, 2009) (Commission File No. 1-5097)

4.13
Supplemental Indenture No. 2, dated March 1, 2012, between Johnson Controls, Inc. and U.S. Bank National Association, as Trustee, relating to Johnson Controls, Inc.’s 2.355% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 1, 2012) (Commission File No. 1-5097)

4.14
Officer's Certificate, dated January 17, 2006, creating the 5.250% Fixed Rate Notes due 2011 (retired; no longer outstanding), the 5.500% Fixed Rate Notes due 2016 (retired; no longer outstanding ), and the 6.000% Fixed Rate Notes due 2036 (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc. Form 8-K dated January 9, 2006) (Commission File No. 1-5097)

4.15
Officers’ Certificate, dated December 2, 2011, establishing Johnson Controls, Inc.’s 2.600% Senior Notes due 2016, 3.750% Senior Notes due 2021 and 5.250% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed December 2, 2011) (Commission File No. 1-5097)

4.16
Officers’ Certificate, dated March 9, 2010 creating Johnson Controls, Inc.’s 5.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 10, 2010) (Commission File No. 1-5097)

4.17
Officers’ Certificate, dated June 13, 2014, establishing Johnson Controls, Inc.’s 1.400% Senior Notes due 2017, 3.625% Senior Notes due 2024, 4.625% Senior Notes due 2044 and 4.950% Senior Notes due 2064 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed June 13, 2014) (Commission File No. 1-5097)

4.18
Officers’ Certificate, dated February 4, 2011, establishing Johnson Controls, Inc.’s Floating Rate Notes due 2014 (retired; no longer outstanding), 1.75% Senior Notes due 2014 (retired; no longer outstanding), 4.25% Senior Notes due 2021 and 5.70% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed February 7, 2011) (Commission File No. 1-5097)

10.1
Term Loan Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and JPMorgan Chase Bank N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 6, 2016)

10.2
Multi-Year Senior Unsecured Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 6, 2016)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.3
Credit Agreement, dated as of March 10, 2016, among Johnson Controls, Inc., the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 6, 2016) (Commission File No. 1-5097)

10.4
Transition Services Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.5
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.6
Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.7
Transitional Trademark License Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.8
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2012).

10.9
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 1, 2012).

10.10
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Johnson Controls International plc (formerly Tyco International Ltd.) and The ADT Corporation (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2012)

10.11
Form of Deed of Indemnification between Johnson Controls International plc (formerly Tyco International plc) and certain of its directors and officers (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

10.12
Form of Indemnification Agreement between Tyco Fire & Security (US) Management, Inc. and certain directors and officers of Johnson Controls International plc (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

10.13	Tyco International plc 2004 Share and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 17, 2014) **

10.14
Johnson Controls International plc 2012 Share and Incentive Plan, amended and restated as of September 2, 2016 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on September 9, 2016) **

10.15	Johnson Controls International plc 2000 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

10.16	Johnson Controls International plc 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.17	Johnson Controls International plc Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

10.18
Tyco International Change in Control Severance Plan for Certain U.S. Officers and Executives (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 17, 2014) **

10.19	Johnson Controls International plc Severance and Change in Control Policy for Officers, effective as of September 2, 2016 (filed herewith) **

10.20	Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated effective September 2, 2016 (filed herewith) **

10.21
Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, as amended and restated effective January 5, 2016 (incorporated by reference to Exhibit 10.3 to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q filed on February 2, 2016) (Commission File No. 1-5097) **

10.22	Johnson Controls International plc Retirement Restoration Plan, as amended and restated effective September 2, 2016 (filed herewith) **

10.23	Tyco Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 17, 2014) **

10.24	Johnson Controls International plc Executive Compensation Incentive Recoupment Policy effective September 2, 2016 (filed herewith) **

10.25
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed on January 27, 2016) (Commission File No. 1-5097) **

10.26
Amended and Restated Change of Control Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed on January 27, 2016) (Commission File No. 1-5097) **

10.27
Amendment to the Amended and Restated Change of Control Executive Employment Agreement, dated as of April 1, 2016, by and between Johnson Controls, Inc. and Alex Molinaroli (incorporated by reference to Exhibit 10.4 to Johnson Controls, Inc.’s Current Report on Form 8-K filed on April 29, 2016) (Commission File No. 1-5097) **

10.28
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls International plc (formerly Tyco International plc) and George Oliver (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 27, 2016) **

10.29
Employment Offer Letter, dated as of September 1, 2016, between Johnson Controls International plc (formerly Tyco International plc) and Judith Reinsdorf (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

10.30
Global Assignment Letter between Johnson Controls, Inc. and Trent Nevill dated as of April 1, 2016 (incorporated by reference to Exhibit 10.4 to Johnson Controls, Inc.’s Current Report on Form 8-K filed on April 29, 2016) (Commission File No. 1-5097) **

10.31
Form of employment agreement, including form of change in control agreement, between Johnson Controls, Inc. and Messrs. Stief, Jackson, Walicki, Nevill and Davis, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2010) (Commission File No. 1-5097) **

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.32	Form of letter agreement amending certain provisions of the employment agreement between Johnson Controls, Inc. and Messrs. Stief, Jackson, Walicki, Nevill and Davis (filed herewith) **

10.33
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 (filed herewith) **

10.34
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2016 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 13, 2015) **

10.35
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2015 (Incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 2014 filed on November 14, 2014) **

10.36
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on for the year ended September 27, 2013 filed on November 14, 2013) **

10.37
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012) **

10.38
Form of restricted stock award agreement for Johnson Controls, Inc. 2001 Restricted Stock Plan, as amended effective September 20, 2011 (incorporated by reference to Exhibit 10.L to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011 filed on November 22, 2011) (Commission File No. 1-5097) **

10.39
Form of stock option award agreement for Johnson Controls, Inc. 2000 Stock Option Plan, as amended September 16, 2006, as in effect commencing October 2, 2006 (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2006 filed on December 5, 2006) (Commission File No. 1-5097) **

10.40
Form of stock option or stock appreciation right award agreement for Johnson Controls, Inc. 2007 Stock Option Plan effective September 20, 2011 (incorporated by reference to Exhibit 10.V to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011 filed on November 22, 2011) (Commission File No. 1-5097) **

10.41
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have not announced an intention to retire (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

10.42
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have announced an intention to retire (incorporated by reference to Exhibit 10.1(d) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

10.43
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(b) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

10.44
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan reflecting pro rata vesting on retirement, filed herewith (incorporated by reference to Exhibit 10.CC to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014 filed on November 18, 2015) (Commission File No. 1-5097) **

Johnson Controls International plc
Index to Exhibits

10.45
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

12.1	Computation of ratio of earnings to fixed charges for the years ended September 30, 2016, 2015, 2014, 2013 and 2012, filed herewith.

18.1	Preferability Letter on Change in Accounting Principle (filed herewith)

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

23.1	Consent of Independent Public Accounting Firm (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2016 formatted in XBRL: (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls, Inc. and (vi) Notes to Consolidated Financial Statements (filed herewith)

*
These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls, Inc. and its subsidiaries on a consolidated basis. Johnson Controls, Inc. agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.