Form 10-Q
period 2016-12-31
Johnson Controls International plc
filed 2017-02-08
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13836

JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

One Albert Quay
Cork, Ireland
(Address of principal executive offices)
353-21-423-5000

(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2016
Ordinary Shares, $0.01 par value per share	938,685,172

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	December 31, 2016	September 30, 2016
Assets

Cash and cash equivalents	$377	$579
Accounts receivable - net	6,057	6,394
Inventories	2,943	2,888
Assets held for sale	173	5,812
Other current assets	1,416	1,436
Current assets	10,966	17,109

Property, plant and equipment - net	5,556	5,632
Goodwill	20,772	21,024
Other intangible assets - net	7,290	7,540
Investments in partially-owned affiliates	1,030	990
Noncurrent assets held for sale	—	7,374
Other noncurrent assets	3,174	3,510
Total assets	$48,788	$63,179

Liabilities and Equity

Short-term debt	$2,379	$1,078
Current portion of long-term debt	520	628
Accounts payable	3,453	4,000
Accrued compensation and benefits	1,164	1,333
Liabilities held for sale	31	4,276
Other current liabilities	3,912	5,016
Current liabilities	11,459	16,331

Long-term debt	10,351	11,053
Pension and postretirement benefits	1,094	1,550
Noncurrent liabilities held for sale	—	3,888
Other noncurrent liabilities	5,329	5,033
Long-term liabilities	16,774	21,524

Commitments and contingencies (Note 22)

Redeemable noncontrolling interests	159	234

Ordinary shares, $0.01 par value	9	9
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(45)	(20)
Capital in excess of par value	16,177	16,105
Retained earnings	4,669	9,177
Accumulated other comprehensive loss	(1,233)	(1,153)
Shareholders’ equity attributable to Johnson Controls	19,577	24,118
Noncontrolling interests	819	972
Total equity	20,396	25,090
Total liabilities and equity	$48,788	$63,179
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2016	2015
Net sales
Products and systems*	$5,305	$3,820
Services*	1,781	876
	7,086	4,696
Cost of sales
Products and systems*	3,894	2,840
Services*	1,078	599
	4,972	3,439

Gross profit	2,114	1,257

Selling, general and administrative expenses	(1,570)	(847)
Restructuring and impairment costs	(78)	—
Net financing charges	(136)	(66)
Equity income	55	42

Income from continuing operations before income taxes	385	386

Income tax provision (benefit)	(27)	83

Income from continuing operations	412	303

Income (loss) from discontinued operations, net of tax (Note 5)	(34)	187

Net income	378	490

Income from continuing operations attributable to noncontrolling interests	40	23

Income from discontinued operations attributable to noncontrolling interests	9	17

Net income attributable to Johnson Controls	$329	$450

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$372	$280
Income (loss) from discontinued operations	(43)	170
Net income	$329	$450

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.40	$0.43
Discontinued operations	(0.05)	0.26
Net income	$0.35	$0.69

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.39	$0.43
Discontinued operations	(0.05)	0.26
Net income **	$0.35	$0.69

*	Products and systems consist of Building Technologies & Solutions and Power Solutions products and systems. Services are Building Technologies & Solutions technical services.
**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended December 31,
	2016	2015

Net income	$378	$490

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(703)	(177)
Realized and unrealized gains (losses) on derivatives	4	(3)
Realized and unrealized losses on marketable securities	(2)	—

Other comprehensive loss	(701)	(180)

Total comprehensive income (loss)	(323)	310

Comprehensive income attributable to noncontrolling interests	9	21

Comprehensive income (loss) attributable to Johnson Controls	$(332)	$289

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2016	2015
Operating Activities
Net income attributable to Johnson Controls	$329	$450
Income from continuing operations attributable to noncontrolling interests	40	23
Income from discontinued operations attributable to noncontrolling interests	9	17
Net income	378	490
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	346	226
Pension and postretirement benefit income	(155)	(17)
Pension and postretirement contributions	(247)	(19)
Equity in earnings of partially-owned affiliates, net of dividends received	(64)	(110)
Deferred income taxes	580	(14)
Non-cash restructuring and impairment charges	16	—
Equity-based compensation	37	28
Other	—	1
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	37	199
Inventories	(142)	(70)
Other assets	(87)	(108)
Restructuring reserves	20	(74)
Accounts payable and accrued liabilities	(811)	(394)
Accrued income taxes	(1,808)	(151)
Cash used by operating activities	(1,900)	(13)

Investing Activities
Capital expenditures	(371)	(282)
Sale of property, plant and equipment	2	9
Acquisition of businesses, net of cash acquired	(3)	(133)
Business divestitures	47	18
Changes in long-term investments	(6)	—
Other	—	4
Cash used by investing activities	(331)	(384)

Financing Activities
Increase in short-term debt - net	1,312	521
Increase in long-term debt	7	—
Repayment of long-term debt	(763)	(7)
Debt financing costs	(6)	—
Payment of cash dividends	—	(168)
Proceeds from the exercise of stock options	29	16
Dividends paid to noncontrolling interests	(31)	(154)
Dividend from Adient spin-off	2,050	—
Cash transferred to Adient related to spin-off	(564)	—
Cash paid related to prior acquisitions	(45)	—
Other	(10)	6
Cash provided by financing activities	1,979	214
Effect of exchange rate changes on cash and cash equivalents	(55)	—
Cash held for sale	105	(14)
Decrease in cash and cash equivalents	(202)	(197)
Cash and cash equivalents at beginning of period	579	553
Cash and cash equivalents at end of period	$377	$356
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

1.	Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on November 23, 2016. The results of operations for the three month period ended December 31, 2016 are not necessarily indicative of results for the Company’s 2017 fiscal year because of seasonal and other factors.

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

The merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." JCI Inc. was the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of JCI Inc. for periods prior to this transaction are considered to be the historic financial statements of the Company. Refer to Note 3, "Merger Transaction," of the notes to consolidated financial statements for further information.

On October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc and the issuance of ordinary shares of Adient directly to holders of Johnson Controls ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the Company's shareholders received one ordinary share of Adient plc for every 10 ordinary shares of Johnson Controls held as of the close of business on October 19, 2016, the record date for the distribution. Company shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange (NYSE) under the symbol "ADNT." The Company did not retain any equity interest in Adient plc. Adient’s historical financial results are reflected in the Company’s consolidated financial statements as a discontinued operation at December 31, 2016. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc and its subsidiaries that are consolidated in conformity with U.S. GAAP. All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the Company does not have a controlling interest.

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) ASC 810, "Consolidation," the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

Company first determines if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting rights. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. If the entity is not considered a VIE, then the Company applies the voting interest model to determine whether or not the Company shall consolidate the partially-owned affiliate.

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in one VIE for the reporting period ended December 31, 2016 and three VIEs for the reporting period ended  September 30, 2016, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funded the entities’ short-term liquidity needs through revolving credit facilities and had the power to direct the activities that were considered most significant to the entities through its key customer supply relationships. These VIE's were divested as a result of the Adient spin-off in the first quarter of fiscal 2017.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three month periods ended December 31, 2016 and 2015 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $170 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $37 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	December 31, 2016	September 30, 2016

Current assets	$2	$284
Noncurrent assets	54	98
Total assets	$56	$382

Current liabilities	$3	$230
Noncurrent liabilities	44	29
Total liabilities	$47	$259

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $60 million and $59 million at December 31, 2016 and September 30, 2016 respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At December 31, 2016, the Company held restricted cash of approximately $42 million, of which $33 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities. At September 30, 2016, the Company held restricted cash of approximately $88 million, of which $79 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash held in escrow from business divestitures and cash restricted for payment of asbestos liabilities.

Retrospective Changes

Certain amounts as of September 30, 2016 have been revised to conform to the current year’s presentation.

During the first quarter of fiscal 2017, the Company determined that its Automotive Experience business (Adient) met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

In the first quarter of fiscal 2017, the Company began evaluating the performance of its business segments primarily on segment earnings before interest, taxes and amortization (EBITA), which represents income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, significant restructuring and impairment costs, and the net mark-to-market adjustments related to pension and postretirement plans. Historical information has been revised to present the comparable periods on a consistent basis.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.
During the quarter ended December 31, 2016, the Company adopted ASU No. 2015-03 and applied the change retrospectively to all periods presented. This change did not have an impact to any period presented on the consolidated statements of income. The financial statement impact of this change for the period ending September 30, 2016 was a decrease to noncurrent assets held for sale of $44 million, a decrease to noncurrent liabilities held for sale of $44 million, a decrease to other noncurrent assets of $30 million and a decrease to long-term debt of $30 million.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

2.	New Accounting Standards

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control." The ASU changes how a single decision maker of a VIE that holds indirect interest in the entity through related parties that are under common control determines whether it is the primary beneficiary of the VIE. The new guidance amends ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" issued in February 2015. ASU No. 2016-17 was effective for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 was effective retrospectively for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, but will impact pension asset disclosures in future filings.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU No. 2015-02 was effective retrospectively for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective prospectively for the Company for the quarter ending December 31, 2020, with early adoption permitted after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The impact of this guidance for the Company will depend on the levels of restricted cash balances in the periods presented.

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory". The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 provides clarification guidance on eight specific cash flow presentation issues in order to reduce the diversity in practice. ASU No. 2016-15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deemed impracticable, in which case prospective application is permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

3.	Merger Transaction

As discussed in Note 1, "Financial Statements," of the notes to consolidated financial statements, JCI Inc. and Tyco completed the Merger on September 2, 2016. The Merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with ASC 805, "Business Combinations." Based on the structure of the Merger and other activities contemplated by the Merger Agreement, relative outstanding share ownership, the composition of the Company's board of directors and the designation of certain senior management positions of the Company, JCI Inc. was the accounting acquirer for financial reporting purposes.

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

Tyco is a leading global provider of security products and services, fire detection and suppression products and services, and life safety products. The acquisition of Tyco brings together best-in-class product, technology and service capabilities across controls, fire, security, heating, ventilating and air conditioning (HVAC), power solutions and energy storage, to serve various end-markets including large institutions, commercial buildings, retail, industrial, small business and residential.  The combination of the Tyco and JCI Inc. buildings platforms is expected to create immediate opportunities for near-term growth through cross-selling, complementary branch and channel networks, and expanded global reach for established businesses. The new Company is also expected to benefit by combining innovation capabilities and pipelines involving new products, advanced solutions for smart buildings and cities, value-added services driven by advanced data and analytics and connectivity between buildings and energy storage through infrastructure integration.

Fair Value of Consideration Transferred

The total fair value of consideration transferred was approximately $19.7 billion. Total consideration is comprised of the equity value of the Tyco shares that were outstanding as of September 2, 2016 and the portion of Tyco's share awards and share options earned as of September 2, 2016 ($224 million). Share awards and share options not earned ($101 million) as of September 2, 2016 will be expensed over the remaining future vesting period.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash and cash equivalents	$489
Accounts receivable	2,095
Inventories	831
Other current assets	609
Property, plant, and equipment - net	1,224
Goodwill	16,382
Intangible assets - net	6,203
Other noncurrent assets	536
Total assets acquired	$28,369

Short-term debt	$462
Accounts payable	723
Accrued compensation and benefits	306
Other current liabilities	1,610
Long-term debt	6,416
Long-term deferred tax liabilities	1,173
Long-term pension and postretirement benefits	774
Other noncurrent liabilities	1,064
Total liabilities acquired	$12,528
Noncontrolling interests	34
Net assets acquired	$15,807
Cash consideration paid to JCI Inc. shareholders	3,864
Total fair value of consideration transferred	$19,671

In connection with the merger, the Company recorded goodwill of $16.4 billion, which is attributable primarily to expected synergies, expanded market opportunities, and other benefits that the Company believes will result from combining its operations with the operations of Tyco. The goodwill created in the merger is not deductible for tax purposes and is subject to potential significant changes as the purchase price allocation is completed. Goodwill has preliminarily been allocated to the Tyco segment based on how the business was reviewed by the Company's Chief Operating Decision Maker as shown in Note 8, "Goodwill and Other Intangible Assets." In connection with the Tyco Merger, the Company recorded additional goodwill of $19 million in the first quarter of fiscal 2017 related to purchase price allocations.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

4.	Acquisitions and Divestitures

In the first quarter of fiscal 2017, the Company completed two acquisitions for a combined purchase price, net of cash acquired, of $6 million, $3 million of which was paid in the three months ended December 31, 2016. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $1 million.

In the first quarter of fiscal 2017, the Company completed one divestiture for a sales price of $4 million, none of which was received in the three months ended December 31, 2016. The divestiture decreased the Company's ownership from a controlling to noncontrolling interest and as a result the Company deconsolidated cash of $5 million.The divestiture was not material to the Company's consolidated financial statements.

During the first quarter of fiscal 2017, the Company received $52 million in net cash proceeds related to prior year business divestitures.

In the first quarter of fiscal 2016, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. The Company acquired a 60% ownership interest in the new entity for approximately $178 million ($608 million purchase price less cash acquired of $430 million), $133 million of which was paid in the three months ended December 31, 2015 and $45 million was paid in the three months ended December 31, 2016. In connection with the acquisition, the Company recorded goodwill of $253 million related to purchase price allocations.

5.	Discontinued Operations

As discussed in Note 1, "Financial Statements," of the notes to consolidated financial statements, on October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc. The Company did not retain any equity interest in Adient plc. During the first quarter of fiscal 2017, the Company determined that Adient met the criteria to be classified as a discontinued operation and, as a result, Adient’s historical financial results are reflected in the Company’s consolidated financial statements as a discontinued operation, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale. The Company did not allocate any general corporate overhead to discontinued operations.

The following table summarizes the results of Adient, reclassified as discontinued operations for the three month periods ended December 31, 2016 and 2015 (in millions). As the Adient spin-off occurred on October 31, 2016, there is only one month of Adient results included in the three month period ended December 31, 2016.

	Three Months Ended December 31,
	2016	2015

Net sales	$1,434	$4,233

Income from discontinued operations before income taxes	1	233
Provision for income taxes on discontinued operations	35	46
Income from discontinued operations attributable to noncontrolling interests, net of tax	9	17
Income (loss) from discontinued operations	$(43)	$170

For the three months ended December 31, 2016, the income from discontinued operations before income taxes included separation costs of $79 million. For the three months ended December 31, 2015, the income from discontinued operations before income taxes included separation costs of $70 million.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

For the three months ended December 31, 2016, the effective tax rate was more than the U.S. federal statutory rate of 35% primarily due to the tax impacts of separation costs and Adient spin-off related tax expense, partially offset by non-U.S. tax rate differentials. For the three months ended December 31, 2015, the effective tax rate was less than the U.S. federal statutory rate of 35% primarily due to non-U.S. tax rate differentials, partially offset by the tax impacts of separation costs.

Assets and Liabilities Held for Sale

The following table summarizes the carrying value of Adient, reclassified as assets and liabilities held for sale at September 30, 2016 (in millions):

September 30, 2016

Cash	$105
Cash in escrow related to Adient debt	2,034
Accounts receivable - net	2,071
Inventories	672
Other current assets	756
Assets held for sale	$5,638

Property, plant and equipment - net	$2,240
Goodwill	2,385
Other intangible assets - net	113
Investments in partially-owned affiliates	1,745
Other noncurrent assets	891
Noncurrent assets held for sale	$7,374

Short-term debt	$41
Current portion of long-term debt	38
Accounts payable	2,764
Accrued compensation and benefits	430
Other current liabilities	975
Liabilities held for sale	$4,248

Long-term debt	$3,441
Pension and postretirement benefits	188
Other noncurrent liabilities	259
Noncurrent liabilities held for sale	$3,888

The following table summarizes depreciation and amortization, capital expenditures, and significant operating and investing noncash items related to Adient for the three month periods ended December 31, 2016 and 2015 (in millions):

	Three Months Ended December 31,
	2016	2015

Depreciation and amortization	$29	$86
Equity in earnings of partially-owned affiliates	(31)	(95)
Deferred income taxes	562	(4)
Equity-based compensation	1	3
Accrued income taxes	(808)	—
Capital expenditures	(91)	(100)

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

At December 31, 2016 and September 30, 2016, the assets and liabilities of the security business in South Africa of the Tyco segment were classified as held for sale.

The following table summarizes the carrying value of the Tyco segment assets and liabilities held for sale at December 31, 2016 and September 30, 2016 (in millions):

	December 31, 2016	September 30, 2016

Accounts receivable - net	$10	$9
Inventories	6	7
Other current assets	3	3
Property, plant and equipment - net	14	15
Goodwill	94	89
Other intangible assets - net	30	30
Other noncurrent assets	4	4
Assets held for sale	$161	$157

Accounts payable	$10	$9
Other current liabilities	21	19
Liabilities held for sale	$31	$28

At December 31, 2016 and September 30, 2016, $12 million and $17 million, respectively, of certain Corporate assets were classified as held for sale.

6.	Percentage-of-Completion Contracts

The Building Technologies & Solutions business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $812 million and $841 million at December 31, 2016 and September 30, 2016, respectively. Billings in excess of costs and earnings related to these contracts were $462 million and $431 million at December 31, 2016 and September 30, 2016, respectively.

7.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2016	September 30, 2016

Raw materials and supplies	$872	$852
Work-in-process	521	503
Finished goods	1,550	1,533
Inventories	$2,943	$2,888

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended December 31, 2016 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				December 31,
	2016				2016

Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$975	$—	$—	$—	$975
Products North America	1,697	—	—	(5)	1,692
Asia	657	—	—	(42)	615
Rest of World	301	1	—	(12)	290
Tyco	16,308	19	—	(192)	16,135
Power Solutions	1,086	—	—	(21)	1,065
Total	$21,024	$20	$—	$(272)	$20,772

At September 30, 2016, accumulated goodwill impairment charges included $47 million related to the Building Efficiency Rest of World - Latin America reporting unit.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	December 31, 2016			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,494	$(60)	$1,434	$1,528	$(24)	$1,504
Customer relationships	3,122	(279)	2,843	3,168	(226)	2,942
Miscellaneous	517	(183)	334	519	(130)	389
Total amortized intangible assets	5,133	(522)	4,611	5,215	(380)	4,835
Unamortized intangible assets
Trademarks/trade names	2,529	—	2,529	2,555	—	2,555
Miscellaneous	150	—	150	150	—	150
Total intangible assets	$7,812	$(522)	$7,290	$7,920	$(380)	$7,540

Amortization of other intangible assets included within continuing operations for the three month periods ended December 31, 2016 and 2015 was $149 million and $20 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2018, 2019, 2020, 2021 and 2022 will be approximately $416 million, $403 million, $392 million, $385 million and $379 million per year, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2017, the Company committed to a significant restructuring plan (2017 Plan) and recorded $78 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $65 million related to Corporate, $6 million related to the Building Efficiency Asia segment, $5 million related to the Tyco segment and $2 million related to the Building Efficiency Rest of World segment. The restructuring actions are expected to be substantially complete in 2017.

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original Reserve	$62	$15	$1	$78
Utilized—noncash	—	(15)	(1)	(16)
Balance at December 31, 2016	$62	$—	$—	$62

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $288 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments, change-in-control payments and immaterial changes in estimates to prior year plans. Of the restructuring and impairment costs recorded, $161 million related to Corporate, $66 million related to the Power Solutions segment, $26 million related to the Building Efficiency Asia segment, $16 million related to the Building Efficiency Rest of World segment, $9 million related to the Building Efficiency Products North America segment, $8 million related to the Tyco segment, and $2 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2018. Included in the reserve is $73 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

Additionally, the Company recorded $332 million of restructuring and impairment costs within discontinued operations related to Adient in fiscal 2016.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities and liabilities held for sale in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(23)	—	—	—	(23)
Utilized—noncash	—	—	—	(4)	(4)
Adjustment to acquired Tyco restructuring reserves	—	—	(5)	—	(5)
Balance at December 31, 2016	$197	$—	$3	$(3)	$197

The Company's fiscal 2017 and 2016 restructuring plans included workforce reductions of approximately 3,200 employees (2,400 for the Building Technologies & Solutions business and 800 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2016, approximately 300 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included ten plant closures in the Building Technologies & Solutions business. As of December 31, 2016, one of the ten plants have been closed.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in close proximity to customers. This ongoing analysis includes a review of its manufacturing, engineering and purchasing operations, as well as the overall global footprint for all its businesses.

10.	Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company for 11 months of 2016 and due to the Company's current legal entity structure. For the three months ended December 31, 2016, the Company's effective tax rate for continuing operations was (7)% and was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives, non-U.S. tax rate differentials and a tax benefit due to changes in entity tax status, partially offset by the jurisdictional mix of significant restructuring and impairment costs, as well as the Tyco Merger transaction and integration costs, and purchase accounting impacts. For the three months ended December 31, 2015, the Company's effective tax rate for continuing operations was 22%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and non-U.S. tax rate differentials.

Valuation Allowance

The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

Uncertain Tax Positions

At September 30, 2016, exclusive of items included in noncurrent liabilities held for sale, the Company had gross tax effected unrecognized tax benefits of $1,706 million, of which $1,604 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2016 was approximately $55 million (net of tax benefit). The interest and penalties accrued during the three months ended December 31, 2016 and 2015 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2010 through 2014 are currently under exam by the Internal Revenue Service ("IRS") and 2008 through 2009 are currently under IRS appeals. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2011 - 2014
Brazil	2011 - 2012
Canada	2012 - 2015
France	2010 - 2015
Germany	2007 - 2013
Italy	2006, 2011
Mexico	2009 - 2015
Spain	2009 - 2014
United Kingdom	2011 - 2014

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, of which could be up to a $50 million impact to tax expense.

Impacts of Tax Legislation

On October 13, 2016, the U.S. Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will have a material impact on its consolidated financial statements.

During the three months ended December 31, 2016 and 2015, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Other Tax Matters

In the first quarter of fiscal 2017, the Company recorded a discrete tax benefit of $101 million due to changes in entity tax status.

In the first quarter of fiscal 2017, the Company recorded $130 million of transaction and integration costs which generated an $11 million tax benefit.

In the first quarter of fiscal 2017, the Company recorded $78 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $14 million tax benefit.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended December 31,
	2016	2015

Service cost	$5	$4
Interest cost	28	25
Expected return on plan assets	(59)	(46)
Net actuarial gain	(117)	—
Settlement gain	(8)	—
Net periodic benefit credit	$(151)	$(17)

	Non-U.S. Pension Plans
	Three Months Ended December 31,
	2016	2015

Service cost	$8	$3
Interest cost	12	6
Expected return on plan assets	(23)	(8)
Net periodic benefit cost (credit)	$(3)	$1

	Postretirement Benefits
	Three Months Ended December 31,
	2016	2015

Service cost	$1	$—
Interest cost	1	1
Expected return on plan assets	(3)	(2)
Net periodic benefit credit	$(1)	$(1)

During the three months ended December 31, 2016, the amount of lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial gains of $117 million.

12.	Debt and Financing Arrangements

Debt exchange

In connection with the Tyco Merger, on December 28, 2016, the Company completed its offers to exchange all validly tendered and accepted notes of certain series (the "existing notes") issued by JCI Inc. or Tyco International Finance S.A. ("TIFSA"), as applicable, each of which is a wholly owned subsidiary of the Company, for the new notes to be issued by the Company and the related solicitation of consents to amend the indentures governing the existing notes (the offers to exchange and the

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

related consent solicitation together the "exchange offers"). Pursuant to the exchange offers, the Company exchanged approximately $5.6 billion of $6.0 billion in aggregate principal amount of dollar denominated notes and approximately 423 million euro of 500 million euro in aggregate principal amount of euro denominated notes. All were validly tendered and accepted and notes have been canceled. Following such cancellation, $380,948,000 aggregate principal amount of existing notes (not including the TIFSA Euro Notes) will remain outstanding across seventeen series of dollar-denominated existing notes and 77,394,000 euro aggregate principal amount of TIFSA Euro Notes remain outstanding across one series. In connection with the settlement of the exchange offers, the new notes ("the New Notes") issued by the Company have been registered under the Securities Act of 1933. The terms of the New Notes are described in the Company’s Prospectus dated December 19, 2016, as filed with the SEC under Rule 424(b)(3) of the Act on that date. The issuance of the New Notes occurred on December 28, 2016. The New Notes are unsecured and unsubordinated obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company issued from time to time.

Other financing arrangements

In December 2016, the Company retired, at maturity, $400 million in principal amount, plus accrued interest, of its 2.6% fixed rate notes that matured in December 2016.

In December 2016, the Company entered into a 364-day 100 million euro floating rate term loan scheduled to mature in December 2017. Proceeds from the term loan were used for general corporate purposes.

In December 2016, a $100 million committed revolving credit facility expired. There were no draws on the facility.

In November 2016, the Company fully repaid its 37 billion yen syndicated floating rate term loan, plus accrued interest, scheduled to mature in June 2020.

In November 2016, a $35 million committed revolving credit facility expired. There were no draws on the facility.

In October 2016, the Company repaid two ten-month floating rate term loans totaling $325 million, plus accrued interest, scheduled to mature in October 2016.

In October 2016, the Company repaid a nine-month $100 million floating rate term loan, plus accrued interest, scheduled to mature in November 2016.

In October 2016, the Company repaid a nine-month 100 million euro floating rate term loan, plus accrued interest, scheduled to mature in October 2016.

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three month periods ended December 31, 2016 and 2015 contained the following components (in millions):

	Three Months Ended December 31,
	2016	2015

Interest expense, net of capitalized interest costs	$110	$72
Banking fees and bond cost amortization	30	7
Interest income	(7)	(2)
Net foreign exchange results for financing activities	3	(11)
Net financing charges	$136	$66

Net financing charges for the three month period ended December 31, 2016 included $17 million of transaction costs related primarily to the debt exchange offers.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

13.	Stock-Based Compensation

References to the Company's stock throughout Note 13 refer to stock of JCI Inc. prior to the Tyco merger date of September 2, 2016 (the "Merger Date") and to stock of the Company subsequent to the Merger Date.

During September 2016, the Board of Directors of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based compensation awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the three month period ended December 31, 2016 and 2015 is presented below:

	Three Months Ended December 31,
	2016		2015
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	2,830,826	$7.81	957,278	$13.15
Stock appreciation rights	15,693	8.28	54,749	13.15
Restricted stock	1,512,544	41.74	2,224,207	43.86
Performance shares	846,725	48.40	—	—

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of options represents the period of time that options granted are expected to be outstanding, assessed separately for executives and non-executives. The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2017, expected volatility is based on historical volatility of certain peer companies over the most recent period corresponding to the expected life as of the grant date. For fiscal 2016, expected volatility is based on the historical volatility of the Company's stock and other factors. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date. The Company uses historical data to estimate option exercises and employee terminations within the valuation model.

	Three Months Ended December 31,
	2016	2015
Expected life of option (years)	4.75 & 6.5	6.4
Risk-free interest rate	1.23% - 1.48%	1.64%
Expected volatility of the Company’s stock	24.60%	36.00%
Expected dividend yield on the Company’s stock	2.21%	2.11%

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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

Restricted (Nonvested) Stock

The Plan provides for the award of restricted stock or restricted stock units to certain employees. These awards are typically share settled unless the employee is a non-U.S. employee or elects to defer settlement until retirement at which point the award would be settled in cash. Restricted awards typically vest after three years from the grant date. The Plan allows for different vesting terms on specific grants with approval by the Board of Directors. The value of restricted awards is based on the closing market value of the Company’s ordinary shares on the date of grant.

Performance Share Awards

The Plan permits the grant of performance-based share unit ("PSU") awards. The PSUs are generally contingent on the achievement of pre-determined performance goals over a three-year performance period as well as on the award holder's continuous employment until the vesting date. The PSUs are also indexed to the achievement of specified levels of total shareholder return versus a peer group over the performance period. Each PSU that is earned will be settled with shares of the Company's ordinary shares following the completion of the performance period, unless the award holder elected to defer a portion or all of the award until retirement which would then be settled in cash.

The fair value of each PSU is estimated on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table. The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of certain peer companies over the most recent three-year period as of the grant date.

Three Months Ended December 31, 2016
Risk-free interest rate	1.40%
Expected volatility of the Company’s stock	21.00%

Spin-off Modification

In connection with the Adient spin-off, pursuant to the Employee Matters Agreement between the Company and Adient, outstanding stock options and SARs held on October 31, 2016 (the “Spin Date”) by employees remaining with the Company were converted into options and SARs of the Company using a 1.085317-for-one share ratio, which is based on the pre-spin and post-spin closing prices of the Company’s ordinary shares. The exercise prices for options and SARs were converted using the inverse ratio in a manner designed to preserve the intrinsic value of such awards. In addition, pursuant to the Employee Matters Agreement, nonvested restricted stock held on the Spin Date by employees remaining with the Company were converted into nonvested restricted stock of the Company using the 1.085317-for-one share ratio in a manner designed to preserve the intrinsic value of such awards. There were no performance share awards outstanding as of the Spin Date. Employees remaining with the Company did not receive stock-based compensation awards of Adient as a result of the spin-off. Except for the conversion of awards and related exercise prices discussed herein, the material terms of the awards remained unchanged. No incremental fair value resulted from the conversion of the awards; therefore, no additional compensation expense was recorded related to the award modification.

Also in connection with the spin-off transaction, pursuant to the Employee Matters Agreement, employees of Adient were entitled to receive stock-based compensation awards of the Company and Adient in replacement of previously outstanding awards of the Company granted prior to the Spin Date. These awards include stock options, SARs and nonvested restricted

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

stock. Upon the Spin Date, the existing awards held by Adient employees were converted into new awards of the Company and Adient on a pro rata basis and further adjusted based on a formula designed to preserve the intrinsic value of such awards. Additional compensation expense, if any, resulting from the modification of awards held by Adient employees is to be recorded by Adient.

14.	Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2016	2015
Income Available to Ordinary Shareholders
Income from continuing operations	$372	$280
Income (loss) from discontinued operations	(43)	170
Basic and diluted income available to shareholders	$329	$450

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	937.2	647.7
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	10.2	5.1
Diluted weighted average shares outstanding	947.4	652.8

Antidilutive Securities
Options to purchase shares	0.1	0.2

During the three months ended December 31, 2016 and 2015, the Company declared a dividend of $0.25 and $0.29, respectively, per share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

15.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$24,118	$972	$25,090	$10,376	$163	$10,539
Total comprehensive income (loss):
Net income	329	36	365	450	20	470
Foreign currency translation adjustments	(659)	(35)	(694)	(160)	(9)	(169)
Realized and unrealized gains (losses) on derivatives	—	4	4	(1)	—	(1)
Realized and unrealized losses on marketable securities	(2)	—	(2)	—	—	—
Other comprehensive loss	(661)	(31)	(692)	(161)	(9)	(170)
Comprehensive income (loss)	(332)	5	(327)	289	11	300

Other changes in equity:
Cash dividends—ordinary shares	(236)	—	(236)	(188)	—	(188)
Dividends attributable to noncontrolling interests	—	—	—	—	(7)	(7)
Change in noncontrolling interest share	—	(20)	(20)	—	764	764
Spin-off of Adient	(4,020)	(138)	(4,158)	—	—	—
Other, including options exercised	47	—	47	29	—	29
Ending balance, December 31	$19,577	$819	$20,396	$10,506	$931	$11,437

As previously disclosed, on October 31, 2016, the Company completed the Adient spin-off. As a result of the spin-off, the Company divested net assets of $4,020 million. The Company expects any final cash and working capital adjustments to occur in the second quarter of fiscal 2017.

As previously disclosed, on October 1, 2015, the Company formed a joint venture with Hitachi. In connection with the acquisition, the Company recorded equity attributable to noncontrolling interests of $679 million.

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three month periods ended December 31, 2016, the Company had no repurchases of its ordinary shares.

The Company consolidates certain subsidiaries in which the noncontrolling interest party has within its control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended December 31,
	2016	2015

Beginning balance, September 30	$234	$212
Net income	13	20
Foreign currency translation adjustments	(9)	(8)
Realized and unrealized losses on derivatives	—	(2)
Dividends	(43)	(6)
Spin-off of Adient	(36)	—
Ending balance, December 31	$159	$216

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended December 31,
	2016	2015

Foreign currency translation adjustments
Balance at beginning of period	$(1,152)	$(1,047)
Aggregate adjustment for the period (net of tax effect of $5 and $(4))	(659)	(160)
Adient spin-off impact (net of tax effect of $0)	563	—
Balance at end of period	(1,248)	(1,207)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	(7)
Current period changes in fair value (net of tax effect of $4 and $0)	6	(4)
Reclassification to income (net of tax effect of $(3) and $1) *	(6)	3
Adient spin-off impact (net of tax effect of $6 and $0)	16	—
Balance at end of period	20	(8)

Realized and unrealized losses on marketable securities
Balance at beginning of period	(1)	—
Current period changes in fair value (net of tax effect of $0)	(2)	—
Balance at end of period	(3)	—

Pension and postretirement plans
Balance at beginning of period	(4)	(3)
Adient spin-off impact (net of tax effect of $0)	2	—
Balance at end of period	(2)	(3)

Accumulated other comprehensive loss, end of period	$(1,233)	$(1,218)

* Refer to Note 16, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

16.	Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 17, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three months ended December 31, 2016 and 2015.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities.These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices during the three months ended December 31, 2016 and 2015.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

		Volume Outstanding as of
Commodity	Units	December 31, 2016	September 30, 2016

Copper	Pounds	6,950,000	5,849,000
Lead	Metric Tons	2,980	5,185
Aluminum	Metric Tons	1,535	2,620
Tin	Metric Tons	175	185

In September 2005, the Company entered into three forward treasury lock agreements to reduce the market risk associated with changes in interest rates associated with the Company’s anticipated fixed-rate note issuance to finance the acquisition of York International (cash flow hedge). The three forward treasury lock agreements, which had a combined notional amount of $1.3 billion, fixed a portion of the future interest cost for 5-year, 10-year and 30-year notes. The fair value of each treasury lock agreement, or the difference between the treasury lock reference rate and the fixed rate at time of note issuance, is amortized to interest expense over the life of the respective note issuance. In January 2006, in connection with the Company’s debt refinancing, the three forward treasury lock agreements were terminated.

Fair Value Hedges

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

statements of income. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes that matured in December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. There were eight interest rate swaps outstanding as of September 30, 2016. In December 2016, the four remaining outstanding interest rate swaps were terminated. The Company had no interest rate swaps outstanding at December 31, 2016.

Net Investment Hedges

The Company has entered into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the cross-currency interest rate swaps and debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. At December 31, 2016, the Company had 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe. The Company had no cross-currency interest rate swaps outstanding at December 31, 2016. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe. The Company had no cross-currency interest rate swaps outstanding at September 30, 2016.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2016 and September 30, 2016, the Company had no equity swaps outstanding as a result of the Tyco Merger and the spin-off.

The Company also holds certain foreign currency forward contracts which do not qualify for hedge accounting treatment. The change in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31,	September 30,	December 31,	September 30,
	2016	2016	2016	2016
Other current assets
Foreign currency exchange derivatives	$38	$41	$5	$49
Commodity derivatives	3	4	—	—
Other noncurrent assets
Interest rate swaps	—	1	—	—
Total assets	$41	$46	$5	$49

Other current liabilities
Foreign currency exchange derivatives	$12	$48	$18	$18
Liabilities held for sale
Foreign currency exchange derivatives	—	—	—	5
Current portion of long-term debt
Fixed rate debt swapped to floating	—	551	—	—
Long-term debt
Foreign currency denominated debt	526	938	—	—
Fixed rate debt swapped to floating	—	301	—	—
Noncurrent liabilities held for sale
Foreign currency denominated debt	—	1,119	—	—
Total liabilities	$538	$2,957	$18	$23

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

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of December 31, 2016, and September 30, 2016, no cash collateral was received or pledged under the master netting agreements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	December 31,	September 30,	December 31,	September 30,
	2016	2016	2016	2016
Gross amount recognized	$46	$95	$556	$2,980
Gross amount eligible for offsetting	(11)	(21)	(11)	(21)
Net amount	$35	$74	$545	$2,959

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the effective portion of pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three months ended December 31, 2016 and 2015 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended December 31,
	2016	2015
Foreign currency exchange derivatives	$8	$(2)
Commodity derivatives	2	(2)
Total	$10	$(4)

The following tables present the location and amount of the effective portion of pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2016 and 2015 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2016	2015
Foreign currency exchange derivatives	Cost of sales	$8	$5
Foreign currency exchange derivatives	Income (loss) from discontinued operations	—	(5)
Commodity derivatives	Cost of sales	1	(4)
Total		$9	$(4)

 The following table presents the location and amount of pre-tax gains (losses) on fair value hedges recognized in the Company’s consolidated statements of income for the three months ended December 31, 2016 and 2015 (in millions):

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2016	2015
Interest rate swap	Net financing charges	$(1)	$(5)
Fixed rate debt swapped to floating	Net financing charges	2	5
Total		$1	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three months ended December 31, 2016 and 2015 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2016	2015
Foreign currency exchange derivatives	Cost of sales	$1	$2
Foreign currency exchange derivatives	Net financing charges	4	—
Foreign currency exchange derivatives	Income tax provision	(3)	—
Foreign currency exchange derivatives	Income (loss) from discontinued operations	5	(3)
Equity swap	Selling, general and administrative	—	(6)
Total		$7	$(7)

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

The effective portion of pre-tax gains recorded in foreign currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges were $47 million and $15 million for the for the three months ended December 31, 2016 and 2015, respectively. For the three months ended December 31, 2016 and 2015, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

17.	Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2016 and September 30, 2016 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$43	$—	$43	$—
Commodity derivatives	3	—	3	—
Other noncurrent assets
Investments in marketable common stock	4	4	—	—
Deferred compensation plan assets	83	83	—	—
Exchange traded funds (fixed income)[1]	163	163	—	—
Exchange traded funds (equity)[1]	89	89	—	—
Total assets	$385	$339	$46	$—
Other current liabilities
Foreign currency exchange derivatives	$30	$—	$30	$—
Long-term debt
Foreign currency denominated debt	526	526	—	—
Total liabilities	$556	$526	$30	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$90	$—	$90	$—
Commodity derivatives	4	—	4	—
Exchange traded funds (fixed income)[1]	15	15	—	—
Other noncurrent assets
Interest rate swaps	1	—	1	—
Investments in marketable common stock	3	3	—	—
Deferred compensation plan assets	81	81	—	—
Exchange traded funds (fixed income)[1]	163	163	—	—
Exchange traded funds (equity)[1]	86	86	—	—
Total assets	$443	$348	$95	$—
Other current liabilities
Foreign currency exchange derivatives	$66	$—	$66	$—
Liabilities held for sale
Foreign currency exchange derivatives	5	—	5	—
Current portion of long-term debt
Fixed rate debt swapped to floating	551	—	551	—
Long-term debt
Foreign currency denominated debt	938	938	—	—
Fixed rate debt swapped to floating	301	—	301	—
Noncurrent liabilities held for sale
Foreign currency denominated debt	1,119	1,119	—	—
Total liabilities	$2,980	$2,057	$923	$—

1 Classified as restricted investments for payment of asbestos liabilities. See Note 22, "Commitments and Contingencies" of the notes to consolidated financial statements for further details.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

Deferred compensation plan assets: Assets held in the deferred compensation plans will be used to pay benefits under certain of the Company's non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges and are valued using a market approach based on the quoted market prices.

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. There was an unrealized loss recorded on these investments of $3 million as of December 31, 2016 within AOCI in the consolidated statements of financial position. There was an unrealized loss recorded on these investments of $1 million as of September 30, 2016 within AOCI in the consolidated statements of financial position.

Foreign currency denominated debt: The Company has entered into a foreign currency denominated debt obligation to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effect of the debt obligation are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. The foreign denominated debt obligation is remeasured to current exchange rates under a market approach using publicized spot prices. At December 31, 2016, the Company had 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt, which was $11.0 billion and $15.7 billion at December 31, 2016 and September 30, 2016, respectively, was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy.

18.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In the first quarter of fiscal 2017, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $15 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, all of which related to Corporate assets. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At December 31, 2016 and 2015, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

19.	Segment Information

During the first quarter of fiscal 2017, the Company determined that the Automotive Experience business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

In the first quarter of fiscal 2017, the Company began evaluating the performance of its business segments primarily on segment earnings before interest, taxes and amortization (EBITA), which represents income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, significant restructuring and impairment costs, and the net mark-to-market adjustments related to pension and postretirement plans. Historical information has been revised to present the comparable periods on a consistent basis.

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has six reportable segments for financial reporting purposes. The Company’s six reportable segments are presented in the context of its two primary businesses – Building Technologies & Solutions and Power Solutions.

Building Technologies & Solutions

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2016	2015
Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$928	$984
Products North America	543	557
Asia	1,042	992
Rest of World	398	423
	2,911	2,956
Tyco	2,275	—
	5,186	2,956
Power Solutions	1,900	1,740
Total net sales	$7,086	$4,696

	Segment EBITA
	Three Months Ended December 31,
	2016	2015
Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$75	$99
Products North America	37	33
Asia	119	70
Rest of World	(10)	(3)
	221	199
Tyco	214	—
	435	199
Power Solutions	389	360
Segment EBITA	$824	$559

Corporate expenses	$(193)	$(87)
Amortization of intangible assets	(149)	(20)
Restructuring and impairment costs	(78)	—
Net mark-to-market adjustments on pension plans	117	—
Net financing charges	(136)	(66)
Income from continuing operations before income taxes	$385	$386

20.	Guarantees

Certain of the Company's subsidiaries at the business segment level have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions and would typically be triggered in the

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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

The Company’s product warranty liability for continuing operations is recorded in the consolidated statements of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the three months ended December 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended December 31,
	2016	2015

Balance at beginning of period	$374	$288
Accruals for warranties issued during the period	82	93
Accruals from acquisition and divestitures	(1)	35
Accruals related to pre-existing warranties	(6)	—
Settlements made (in cash or in kind) during the period	(73)	(77)
Currency translation	(6)	(1)
Balance at end of period	$370	$338

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2016 and December 31, 2016, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements.

21.	Tyco International Finance S.A.

TIFSA, a 100% owned subsidiary of the Company, has public debt securities outstanding which, as of September 30, 2016, were fully and unconditionally guaranteed by Johnson Controls and by Tyco Fire & Security Finance S.C.A. ("TIFSCA"), a wholly owned subsidiary of the Company and parent company TIFSA. During the first quarter of fiscal 2017, the guarantees were removed in connection with the previously disclosed debt exchange. The following tables present condensed consolidating financial information for Johnson Controls, TIFSCA, TIFSA and all other subsidiaries. Condensed financial information for the Company, TIFSCA and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

The TIFSA public debt securities were assumed as part of the Tyco acquisition. Therefore, no consolidating financial information for the period ended December 31, 2015 is presented related to the guarantee of the TIFSA public debt securities. Additional information regarding TIFSA and TIFSCA for the period ended December 26, 2015 can be found in Tyco's Quarterly report on Form 10-Q filed with the SEC on January 30, 2016.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period Ended December 31, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net sales	$—	$—	$—	$7,086	$—	$7,086
Cost of sales	—	—	—	4,972	—	4,972

Gross profit	—	—	—	2,114	—	2,114

Selling, general and administrative expenses	(2)	—	1	(1,569)	—	(1,570)
Restructuring and impairment costs	—	—	—	(78)	—	(78)
Net financing charges	(19)	—	(19)	(98)	—	(136)
Equity income (loss)	318	(299)	(96)	55	77	55
Intercompany interest and fees	32	—	17	(49)	—	—

Income (loss) from continuing operations before income taxes	329	(299)	(97)	375	77	385

Income tax benefit	—	—	—	(27)	—	(27)

Income (loss) from continuing operations	329	(299)	(97)	402	77	412

Income (loss) from sale of intercompany investment, net of tax	—	—	(935)	—	935	—

Loss from discontinued operations, net of tax	—	—	—	(34)	—	(34)

Net income (loss)	329	(299)	(1,032)	368	1,012	378

Income from continuing operations attributable to noncontrolling interests	—	—	—	40	—	40
Income from discontinued operations attributable to noncontrolling interests	—	—	—	9	—	9

Net income (loss) attributable to Johnson Controls	$329	$(299)	$(1,032)	$319	$1,012	$329

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Period Ended December 31, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net Income (loss)	$329	$(299)	$(1,032)	$368	$1,012	$378
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(659)	—	27	(730)	659	(703)
Realized and unrealized gains on derivatives	—	—	—	4	—	4
Realized and unrealized gains (losses) on marketable securities	(2)	—	—	(2)	2	(2)

Other comprehensive income (loss)	(661)	—	27	(728)	661	(701)

Total comprehensive income (loss)	(332)	(299)	(1,005)	(360)	1,673	(323)

Comprehensive income attributable to noncontrolling interests	—	—	—	9	—	9

Comprehensive income (loss) attributable to Johnson Controls	$(332)	$(299)	$(1,005)	$(369)	$1,673	$(332)

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
For the Period Ended December 31, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$350	$—	$280	$—	$(253)	$377
Accounts receivable - net	—	—	—	6,057	—	6,057
Inventories	—	—	—	2,943	—	2,943
Intercompany receivables	3,129	—	372	2,737	(6,238)	—
Assets held for sale	—	—	—	173	—	173
Other current assets	5	—	1	1,410	—	1,416
Current assets	$3,484	$—	$653	$13,320	$(6,491)	$10,966

Property, plant and equipment - net	—	—	—	5,556	—	5,556
Goodwill	239	—	30	20,503	—	20,772
Other intangible assets - net	—	—	—	7,290	—	7,290
Investments in partially-owned affiliates	—	—	—	1,030	—	1,030
Investments in affiliates	14,933	26,907	22,489	—	(64,329)	—
Intercompany loans receivable	16,281	—	2,836	9,855	(28,972)	—
Other noncurrent assets	—	—	—	3,174	—	3,174
Total assets	$34,937	$26,907	$26,008	$60,728	$(99,792)	$48,788

Liabilities and Equity
Short-term debt	$105	$—	$—	$2,527	$(253)	$2,379
Current portion of long-term debt	441	—	—	79	—	520
Accounts payable	—	—	—	3,453	—	3,453
Accrued compensation and benefits	—	—	—	1,164	—	1,164
Liabilities held for sale	—	—	—	31	—	31
Intercompany payables	780	500	4,319	639	(6,238)	—
Other current liabilities	293	2	25	3,592	—	3,912
Current liabilities	1,619	502	4,344	11,485	(6,491)	11,459

Long-term debt	5,849	—	183	4,319	—	10,351
Pension and postretirement benefits	—	—	—	1,094	—	1,094
Intercompany loans payable	7,892	12,599	1,963	6,518	(28,972)	—
Other noncurrent liabilities	—	—	24	5,305	—	5,329
Long-term liabilities	13,741	12,599	2,170	17,236	(28,972)	16,774

Redeemable noncontrolling interest	—	—	—	159	—	159
Ordinary shares	9	—	—	—	—	9
Ordinary shares held in treasury	(45)	—	—	—	—	(45)
Other shareholders' equity	19,613	13,806	19,494	31,029	(64,329)	19,613
Shareholders’ equity attributable to Johnson Controls	19,577	13,806	19,494	31,029	(64,329)	19,577
Nonredeemable noncontrolling interest	—	—	—	819	—	819
Total equity	19,577	13,806	19,494	31,848	(64,329)	20,396
Total liabilities, redeemable noncontrolling interest and equity	$34,937	$26,907	$26,008	$60,728	$(99,792)	$48,788

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period Ended December 31, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Operating Activities
Net cash provided (used) by operating activities	$223	$—	$32	$(2,155)	$—	$(1,900)

Investing Activities
Capital expenditures	—	—	—	(371)	—	(371)
Sale of property, plant and equipment	—	—	—	2	—	2
Acquisition of businesses, net of cash acquired	—	—	(6)	3	—	(3)
Business divestitures	—	—	—	47	—	47
Changes in long-term investments	—	—	—	(6)	—	(6)
Net change in intercompany loans	—	—	10	—	(10)	—
Net cash provided (used) by investing activities	—	—	4	(325)	(10)	(331)

Financing Activities
Increase in short-term debt - net	105	—	—	1,460	(253)	1,312
Increase in long-term debt	—	—	—	7	—	7
Repayment of long-term debt	—	—	—	(763)	—	(763)
Debt financing costs	(6)	—	—	—	—	(6)
Proceeds from the exercise of stock options	29	—	—	—	—	29
Net intercompany loan borrowings (repayments)	—	—	—	(10)	10	—
Dividends paid to noncontrolling interests	—	—	—	(31)	—	(31)
Dividend from Adient spin-off	—	—	—	2,050	—	2,050
Cash transferred to Adient related to spin-off	—	—	—	(564)	—	(564)
Cash paid related to prior acquisitions	—	—	—	(45)	—	(45)
Other	(12)	—	—	2	—	(10)
Net cash provided (used) by financing activities	116	—	—	2,106	(243)	1,979
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(55)	—	(55)
Changes in cash held for sale	—	—	—	105	—	105
Increase (decrease) in cash and cash equivalents	339	—	36	(324)	(253)	(202)
Cash and cash equivalents at beginning of period	11	—	244	324	—	579
Cash and cash equivalents at end of period	$350	$—	$280	$—	$(253)	$377

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
For the Year Ended September 30, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$11	$—	$244	$324	$—	$579
Accounts receivable - net	—	—	—	6,394	—	6,394
Inventories	—	—	—	2,888	—	2,888
Intercompany receivables	16	—	2	6,188	(6,206)	—
Assets held for sale	—	—	—	5,812	—	5,812
Other current assets	6	—	1	1,429	—	1,436
Current assets	$33	$—	$247	$23,035	$(6,206)	$17,109

Property, plant and equipment - net	—	—	—	5,632	—	5,632
Goodwill	—	—	274	20,750	—	21,024
Other intangible assets - net	—	—	—	7,540	—	7,540
Investments in partially-owned affiliates	—	—	—	990	—	990
Investments in affiliates	12,460	31,405	27,906	—	(71,771)	—
Intercompany loans receivable	18,680	—	13,336	15,631	(47,647)	—
Noncurrent assets held for sale	—	—	—	7,374	—	7,374
Other noncurrent assets	—	—	—	3,510	—	3,510
Total assets	$31,173	$31,405	$41,763	$84,462	$(125,624)	$63,179

Liabilities and Equity
Short-term debt	$—	$—	$—	$1,078	$—	$1,078
Current portion of long-term debt	—	—	—	628	—	628
Accounts payable	1	—	—	3,999	—	4,000
Accrued compensation and benefits	—	—	—	1,333	—	1,333
Liabilities held for sale	—	—	—	4,276	—	4,276
Intercompany payables	3,873	—	2,315	18	(6,206)	—
Other current liabilities	3	2	32	4,979	—	5,016
Current liabilities	3,877	2	2,347	16,311	(6,206)	16,331

Long-term debt	—	—	2,413	8,640	—	11,053
Pension and postretirement benefits	—	—	—	1,550	—	1,550
Intercompany loans payable	3,178	18,680	12,453	13,336	(47,647)	—
Noncurrent liabilities held for sale	—	—	—	3,888	—	3,888
Other noncurrent liabilities	—	—	22	5,011	—	5,033
Long-term liabilities	3,178	18,680	14,888	32,425	(47,647)	21,524

Redeemable noncontrolling interest	—	—	—	234	—	234
Ordinary shares	9	—	—	—	—	9
Ordinary shares held in treasury	(20)	—	—	—	—	(20)
Other shareholders' equity	24,129	12,723	24,528	34,520	(71,771)	24,129
Shareholders’ equity attributable to Johnson Controls	24,118	12,723	24,528	34,520	(71,771)	24,118
Nonredeemable noncontrolling interest	—	—	—	972	—	972
Total equity	24,118	12,723	24,528	35,492	(71,771)	25,090
Total liabilities, redeemable noncontrolling interest and equity	$31,173	$31,405	$41,763	$84,462	$(125,624)	$63,179

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

22.	Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of December 31, 2016, reserves for environmental liabilities totaled $45 million, of which $9 million was recorded within other current liabilities and $36 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $51 million at September 30, 2016. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At December 31, 2016 and September 30, 2016, the Company recorded conditional asset retirement obligations of $70 million and $74 million, respectively.

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

As of December 31, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $156 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $544 million, of which $35 million is recorded in other current liabilities and $509 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $388 million, of which $42 million is recorded in other current assets, and $346 million is recorded in other noncurrent assets. Assets include $32 million of cash and $252 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at December 31, 2016 is $104 million. As of September 30, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $148 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $548 million, of which $35 million is recorded in other current liabilities and $513 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $400 million, of which $41 million is recorded in other current assets, and $359 million is recorded in other noncurrent assets. Assets include $16 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2016 is $120 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of December 31, 2016 and September 30, 2016 are appropriate.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At December 31, 2016 and September 30, 2016, the insurable liabilities for continuing operations totaled $421 million and $422 million, respectively, of which $61 million and $60 million was recorded within other current liabilities, $31 million and $28 million was recorded within accrued compensation and benefits, and $329 million and $334 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

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

23.	Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements.

The net sales to and purchases from related parties for continuing operations included in the consolidated statements of income were $225 million and $49 million, respectively, for the three months ended December 31, 2016; and $234 million and $38 million, respectively, for the three months ended December 31, 2015.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2016
(unaudited)

The following table sets forth the amount of accounts receivable due from and payable to related parties for continuing operations in the consolidated statements of financial position (in millions):

	December 31, 2016	September 30, 2016

Receivable from related parties	$50	$66
Payable to related parties	29	11

The Company has also provided financial support to certain of its VIE's, see Note 1, "Financial Statements," of the notes to consolidated financial statements for additional information.

24.	Subsequent Event

On February 2, 2017, the Company issued $500 million aggregate principal amount of 4.5% senior unsecured fixed rate notes due in February 2047. Proceeds were used for general corporate purposes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Johnson Controls International plc

We have reviewed the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries as of December 31, 2016, and the related consolidated statements of income, of comprehensive income (loss), and of cash flows for the three-month periods ended December 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position as of September 30, 2016, and the related consolidated statements of income, of shareholders’ equity attributable to Johnson Controls ordinary shareholders, of comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated November 23, 2016, which included a paragraph that described the change in classification of deferred taxes in 2016, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying consolidated interim financial statements, the Company changed the manner in which it classifies debt issuance costs and has reflected the Adient plc business as a discontinued operation. The accompanying September 30, 2016 consolidated interim statement of financial position reflects these changes.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 8, 2017

PricewaterhouseCoopers LLP, 100 East Wisconsin Avenue, Milwaukee, WI 53202
T: (414) 212- 1600, F: (414) 212- 1880, www.pwc.com/us

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco International plc ("Tyco") and the spin-off of Adient, changes in tax laws, regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in Item 1A of Part I of the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2016 filed with the United States Securities and Exchange Commission (SEC) on November 23, 2016 and available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

Overview

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, the Company acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. The Company entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning and refrigeration equipment and services. In 2014, the Company acquired Air Distribution Technologies, Inc. (ADTi), one of the largest independent providers of air distribution and ventilation products in North America. On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Technologies & Solutions product offerings.

In the fourth quarter of fiscal 2016, Johnson Controls, Inc. ("JCI Inc.") and Tyco completed their combination, with JCI Inc. merging with a wholly owned, indirect subsidiary of Tyco (the "Merger"). Following the Merger, Tyco changed its name to “Johnson Controls International plc” and JCI Inc. is a wholly-owned subsidiary of Johnson Controls International plc. The merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." JCI Inc. was the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of JCI Inc. for periods prior to this transaction are considered to be the historic financial statements of the Company. Refer to Note 3, "Merger Transaction," of the notes to consolidated financial statements for additional information.

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

On October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc ("Adient") and the issuance of ordinary shares of Adient directly to holders of Johnson Controls ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the Company's shareholders received one ordinary share of Adient plc for every 10 ordinary shares of Johnson Controls held as of the close of business on October 19, 2016, the record date for the distribution. Company shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange (NYSE) under the symbol "ADNT." The Company did not retain any equity interest in Adient plc. Adient’s historical financial results are reflected in the Company’s consolidated financial statements as a discontinued operation at December 31, 2016.

The Building Efficiency business is a global market leader in designing, producing, marketing and installing integrated heating, ventilating and air conditioning (HVAC) systems, building management systems, controls, security and mechanical equipment. In addition, the Building Efficiency business provides technical services and energy management consulting. The Company also provides residential air conditioning and heating systems and industrial refrigeration products.

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

The following information should be read in conjunction with the September 30, 2016 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on November 23, 2016. References in the following discussion and analysis to "Three Months"(or similar language) refer to the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at December 31, 2016 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2017 will continue be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and its wholly-owned indirect subsidiary, Tyco International Holding S.à.r.l ("TSarl"), are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.0 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facilities as of December 31, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenants in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating the covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's, revolving credit facility contains customary terms and conditions, and financial covenants that limit the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization and excluding special items to 3.5x and that limit its ability to incur subsidiary debt or grant liens on its property. As of December 31, 2016, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and indentures and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2017, the Company believes the long-term rate of return will approximate 7.50%, 3.40% and 5.60% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the three months ended December 31, 2016, the Company made approximately $247 million in total pension contributions. In total, the Company expects to contribute approximately $316 million in cash to its defined benefit pension plans in fiscal 2017. The Company expects to contribute $4 million in cash to its postretirement plans in fiscal 2017.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $78 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs from continuing operations by approximately $60 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs and depreciation expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2018. For fiscal 2017, the savings from continuing operations, net of execution costs, are expected to be approximately 50% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2017. The restructuring plan reserve balance of $62 million at December 31, 2016 is expected to be paid in cash.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $288 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments, change-in-control payments and immaterial changes in estimates to prior year plans. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $135 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized by the end of fiscal 2018. For fiscal 2017, the savings from continuing operations, net of execution costs, are expected to be approximately 35% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $197 million at December 31, 2016 is expected to be paid in cash. Included in the reserve is $73 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco Merger.

Net Sales

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Net sales	$7,086	$4,696	51%

The increase in consolidated net sales for the three months ended December 31, 2016 was due to higher sales in the Building Technologies & Solutions business ($2,209 million) and the Power Solutions business ($171 million), and the favorable impact of foreign currency translation ($10 million). Incremental sales resulted from the Tyco Merger, higher global shipments and the impact of higher lead costs on pricing in the Power Solutions business, partially offset by lower volumes in the Building Efficiency Systems and Service North America segment. Excluding the favorable impacts of the Tyco Merger and foreign currency translation, consolidated net sales increased 2% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Cost of sales	$4,972	$3,439	45%
Gross profit	2,114	1,257	68%
% of sales	29.8%	26.8%

Cost of sales for the three month period ended December 31, 2016 increased as compared to the three month period ended December 31, 2015, and gross profit as a percentage of sales increased by 300 basis points. Gross profit in the Building Technologies & Solutions business increased due to the incremental gross profit related to the Tyco Merger, and lower operating costs in the Building Efficiency Asia and Products North America segments, partially offset by the unfavorable impact of lower volumes in the Building Efficiency Systems and Service North America segment. Gross profit in the Power Solutions business was favorably impacted by higher volumes, and favorable pricing and product mix, partially offset by higher operating costs. Net mark-to-market adjustments on pension plans had a favorable impact on cost of sales of $10 million primarily due to an increase in discount rates. Foreign currency translation had a unfavorable impact on cost of sales of approximately $12 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment earnings before interest, taxes and amortization (EBITA) by segment.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Selling, general and administrative expenses	$1,570	$847	85%
% of sales	22.2%	18.0%

Selling, general and administrative expenses (SG&A) for the three month period ended December 31, 2016 increased 85% as compared to the three month period ended December 31, 2015. The increase in SG&A was primarily due to incremental SG&A related to the Tyco Merger, partially offset by net mark-to-market adjustments on pension plans which had a favorable impact on on SG&A of $107 million primarily due to an increase in discount rates. Foreign currency translation had a unfavorable impact on SG&A of $4 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Restructuring and impairment costs	$78	$—	*

* Measure not meaningful

Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Net financing charges	$136	$66	*

* Measure not meaningful

Net financing charges were higher for the three month period ended December 31, 2016 as compared to the three month period ended December 31, 2015, primarily due to higher average borrowing levels due to the debt assumed as a result of the Tyco Merger and debt exchange offer fees.

Equity Income

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Equity income	$55	$42	31%

The increase in equity income for the three months ended December 31, 2016 was primarily due to higher income of partially-owned affiliates of the the Johnson Controls - Hitachi (JCH) joint venture in the Building Technologies & Solutions business. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision (Benefit)

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Income tax provision (benefit)	$(27)	$83	*
Effective tax rate	-7%	22%

* Measure not meaningful

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company for 11 months of 2016 and due to the Company's current legal entity structure. For the three months ended December 31, 2016, the Company's effective tax rate for continuing operations was -7% and was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives, non-U.S. tax rate differentials, and a tax benefit due to changes in entity tax status, partially offset by the jurisdictional mix of significant restructuring and impairment costs, as well as the Tyco Merger related transaction and integration costs, and purchase accounting impacts. For the three months ended December 31, 2015, the Company's effective tax rate for continuing operations was 22%. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to global tax planning and non-U.S. tax rate differentials. The effective tax rate for the three months ended December 31, 2016 decreased as compared to the three months ended December 31, 2015, primarily due to the discrete tax items described below and tax planning initiatives. The global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner.

In the first quarter of fiscal 2017, the Company recorded a discrete tax benefit of $101 million due to changes in entity tax status.

In the first quarter of fiscal 2017, the Company recorded $130 million of transaction and integration costs which generated an $11 million tax benefit.

In the first quarter of fiscal 2017, the Company recorded $78 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $14 million tax benefit.

Income (Loss) From Discontinued Operations, Net of Tax

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Income (loss) from discontinued operations, net of tax	$(34)	$187	*

* Measure not meaningful

Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Income from continuing operations attributable to noncontrolling interests	$40	$23	74%
Income from discontinued operations attributable to noncontrolling interests	9	17	-47%

The increase in income from continuing operations attributable to noncontrolling interests for the three months ended December 31, 2016, was primarily due to higher income related to the JCH joint venture in the Building Technologies & Solutions business.

Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Net income attributable to Johnson Controls	$329	$450	*

* Measure not meaningful

The decrease in net income attributable to Johnson Controls for the three months ended December 31, 2016 was primarily due to a loss from discontinued operations, current year restructuring and impairment costs, and higher net financing charges, partially offset by incremental operating income as a result of the Tyco Merger and a decrease in the income tax provision. Diluted earnings per share attributable to Johnson Controls for the three months ended December 31, 2016 was $0.35 compared to $0.69 for the three months ended December 31, 2015.

Comprehensive Income (Loss) Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Comprehensive income (loss) attributable to Johnson Controls	$(332)	$289	*

* Measure not meaningful

The decrease in comprehensive income attributable to Johnson Controls for the three months ended December 31, 2016 was primarily due to a increase in other comprehensive loss attributable to Johnson Controls ($500 million) resulting primarily from unfavorable foreign currency translation adjustments, and lower net income attributable to Johnson Controls ($121 million). These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound, euro and Japanese yen currencies against the U.S. dollar.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment EBITA, which is defined as income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, significant restructuring and impairment costs, and the net mark-to-market adjustments related to pension and postretirement plans.

Building Technologies & Solutions

	Net Sales Three Months Ended December 31,			Segment EBITA Three Months Ended December 31,
(in millions)	2016	2015	Change	2016	2015	Change

Building Efficiency
Systems and Service North America	$928	$984	-6%	$75	$99	-24%
Products North America	543	557	-3%	37	33	12%
Asia	1,042	992	5%	119	70	70%
Rest of World	398	423	-6%	(10)	(3)	*
	2,911	2,956	-2%	221	199	11%
Tyco	2,275	—	*	214	—	*
	$5,186	$2,956	75%	$435	$199	*
* Measure not meaningful

Net Sales:

•
The decrease in Systems and Service North America was due to lower volumes of controls systems and service ($42 million), and a prior year business divestiture ($14 million). The decrease in volumes was primarily attributable to lower performance contracting activity.

•	The decrease in Products North America was due to lower volumes ($10 million), a prior year business divestiture ($3 million) and the unfavorable impact of foreign currency translation ($1 million).

•
The increase in Asia was due to the favorable impact of foreign currency translation ($29 million), higher volumes of equipment and control systems ($17 million), and higher service volumes ($11 million), partially offset by lower volumes related to a business deconsolidation ($7 million). The increase in volumes was primarily due to favorable local market conditions.

•
The decrease in Rest of World was due to lower volumes in the Middle East ($20 million), a prior year business divestiture ($7 million) and the unfavorable impact of foreign currency translation ($7 million), partially offset by higher volumes in Latin America ($7 million) and Europe ($2 million).

•	The increase in Tyco was due to incremental sales related to the Tyco Merger ($2,275 million).

Segment EBITA:

•
The decrease in Systems and Service North America was due to lower volumes ($12 million), higher operating costs ($7 million), current year integration costs ($3 million), unfavorable pricing and mix ($3 million), current year transaction costs ($2 million) and a prior year business divestiture ($1 million), partially offset by lower selling, general and administrative expenses ($4 million).

•
The increase in Products North America was due to lower operating costs ($9 million), and lower selling, general and administrative expenses ($4 million), partially offset by lower volumes ($4 million), current year transaction costs ($1 million), current year integration costs ($1 million), unfavorable pricing and mix ($1 million), lower equity income ($1 million) and the unfavorable impact of foreign currency translation ($1 million).

•
The increase in Asia was due to lower operating costs due to cost reduction initiatives ($14 million), higher equity income ($13 million), prior year transaction costs ($9 million), higher volumes ($7 million), lower selling, general and administrative expenses ($7 million), and prior year integration costs ($3 million), partially offset by unfavorable pricing and mix ($2 million), and the unfavorable impact of foreign currency translation ($2 million).

•
The decrease in Rest of World was due to lower equity income ($6 million), lower volumes ($5 million), higher operating costs ($1 million), current year integration costs ($1 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by lower selling, general and administrative expenses ($7 million).

•
The increase in Tyco was due to incremental operating income related to the Tyco Merger ($349 million), partially offset by the impact of nonrecurring purchasing accounting adjustments ($112 million), current year transaction costs ($14 million) and current year integration costs ($9 million).

Power Solutions

	Three Months Ended December 31,
(in millions)	2016	2015	Change

Net sales	$1,900	$1,740	9%
Segment EBITA	389	360	8%

•
Net sales increased due to higher volumes ($96 million), the impact of higher lead costs on pricing ($47 million), and favorable pricing and product mix ($28 million), partially offset by the unfavorable impact of foreign currency translation ($11 million). The increase in volumes was driven by start-stop battery volumes and growth in China. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA increased due to higher volumes ($27 million), favorable pricing and product mix ($21 million), and higher equity income ($4 million), partially offset by higher operating costs primarily driven by efforts to satisfy growing customer demand ($19 million), the unfavorable impact of foreign currency translation ($2 million), higher selling, general and administrative expenses ($1 million), and transaction costs ($1 million).

Backlog

The Company's backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At December 31, 2016, the backlog was $8.1 billion and reflects harmonization of the Company's method for determining backlog subsequent to the Tyco Merger. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned during the fiscal year.

Financial Condition

Working Capital

	December 31,	September 30,
(in millions)	2016	2016	Change

Current assets	$10,966	$17,109
Current liabilities	(11,459)	(16,331)
	(493)	778	*

Less: Cash	(377)	(579)
Add: Short-term debt	2,379	1,078
Add: Current portion of long-term debt	520	628
Less: Assets held for sale	(173)	(5,812)
Add: Liabilities held for sale	31	4,276
Working capital (as defined)	$1,887	$369	*

Accounts receivable	$6,057	$6,394	-5%
Inventories	2,943	2,888	2%
Accounts payable	3,453	4,000	-14%

* Measure not meaningful

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items, provides a more useful measurement of the Company’s underlying operating performance.

•
The increase in working capital at December 31, 2016 as compared to September 30, 2016 was primarily due to income tax payments related to the Adient spin-off and a decrease in accounts payable due to timing of supplier payments.

•
The Company’s days sales in accounts receivable at December 31, 2016 were 66, higher than 61 days at September 30, 2016. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended December 31, 2016 were lower than the comparable period ended September 30, 2016, primarily due to changes in inventory production levels.

•	Days in accounts payable at December 31, 2016 were 65 days, lower than 69 days at the comparable period ended September 30, 2016.

Cash Flows

	Three Months Ended December 31,
(in millions)	2016	2015

Cash used by operating activities	$(1,900)	$(13)
Cash used by investing activities	(331)	(384)
Cash provided by financing activities	1,979	214
Capital expenditures	(371)	(282)

•
The increase in cash used by operating activities for the three months ended December 31, 2016 was primarily due to higher income tax payments related to the Adient spin-off ($1.2 billion in the first quarter of fiscal 2017), and unfavorable changes in accounts payable and accrued liabilities and accounts receivable.

•
The decrease in cash used by investing activities for the three months ended December 31, 2016 was primarily due to cash paid for the Hitachi investment in the prior year, partially offset by an increase in capital expenditures.

•
The increase in cash provided by financing activities for the three months ended December 31, 2016 was primarily due to the dividend from the Adient spin-off, an increase in short-term debt, a decrease in dividends paid due to timing and a decrease in dividends paid to noncontrolling interest in the current year, partially offset by repayment of long-term debt and cash transferred to Adient related to the spin-off.

•
The increase in capital expenditures for the three months ended December 31, 2016 primarily relates to Tyco capital investments in the current year and higher capital investments in the Building Efficiency business.

Deferred Taxes

The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

The Company has certain subsidiaries, mainly located in Australia, Belgium, Brazil, China, France, Spain, Switzerland, Luxembourg and the United Kingdom, which have generated net operating loss carryforwards and, in certain circumstances, have limited loss carryforward periods. In accordance with ASC 740, "Income Taxes," the Company is required to record a valuation allowance when it is more likely than not the Company will not utilize deductible amounts or net operating losses for each legal entity or consolidated group based on the tax rules in the applicable jurisdiction, evaluating both positive and negative historical evidences as well as expected future events and tax planning strategies.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In the first quarter of fiscal 2017, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $15 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, all of which related to Corporate assets. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At December 31, 2016 and 2015, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets

Capitalization

	December 31,	September 30,
(in millions)	2016	2016	Change

Short-term debt	$2,379	$1,078
Current portion of long-term debt	520	628
Long-term debt	10,351	11,053
Total debt	13,250	12,759	4%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	19,577	24,118	-19%

Total capitalization	$32,827	$36,877	-11%

Total debt as a % of total capitalization	40%	35%
* Measure not meaningful

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
In connection with the Tyco Merger, on December 28, 2016, the Company completed its offers to exchange all validly tendered and accepted notes of certain series (the "existing notes") issued by JCI Inc. or Tyco International Finance S.A. ("TIFSA"), as applicable, each of which is a wholly owned subsidiary of the Company, for the new notes to be issued by the Company and the related solicitation of consents to amend the indentures governing the existing notes (the offers to exchange and the related consent solicitation together the "exchange offers"). Pursuant to the exchange offers, the Company exchanged approximately $5.6 billion of $6.0 billion in aggregate principal amount of dollar denominated notes and approximately 423 million euro of 500 million euro in aggregate principal amount of euro denominated notes. All were validly tendered and accepted and notes have been canceled. Following such cancellation, $380,948,000 aggregate principal amount of existing notes (not including the TIFSA Euro Notes) will remain outstanding across seventeen series of dollar-denominated existing notes and 77,394,000 euro aggregate principal amount of TIFSA Euro Notes remain outstanding across one series. In connection with the settlement of the exchange offers, the new notes ("the New Notes") issued by the Company have been registered under the Securities Act of 1933. The terms of the New Notes are described in the Company’s Prospectus dated December 19, 2016, as filed with the SEC under Rule 424(b)(3) of the Act on that date. The issuance of the New Notes occurred on December 28, 2016. The New Notes are unsecured and unsubordinated obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company issued from time to time.

•In December 2016, the Company retired, at maturity, $400 million in principal amount, plus accrued interest, of its 2.6%
fixed rate notes that matured in December 2016.

•
In December 2016, the Company entered into a 364-day 100 million euro floating rate term loan scheduled to mature in December 2017. Proceeds from the term loan were used for general corporate purposes.

•	In December 2016, a $100 million committed revolving credit facility expired. There were no draws on the facility.

•	In November 2016, the Company fully repaid its 37 billion yen syndicated floating rate term loan, plus accrued interest, scheduled to mature in June 2020.

•	In November 2016, a $35 million committed revolving credit facility expired. There were no draws on the facility.

•	In October 2016, the Company repaid two ten-month, floating rate term loans totaling $325 million, plus accrued interest, scheduled to mature in October 2016.

•	In October 2016, the Company repaid a nine-month $100 million floating rate term loan, plus accrued interest, scheduled to mature in November 2016.

•	In October 2016, the Company repaid a nine-month 100 million euro floating rate term loan, plus accrued interest, scheduled to mature in October 2016.

•
The Company also selectively makes use of short-term credit lines other than its revolving credit facilities at the Company and TSarl. The Company estimates that, as of December 31, 2016, it could borrow up to $1.2 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at December 31, 2016 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2017 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and TSarl are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.0 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facility as of December 31, 2016 and September 30, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenants in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times and allow a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating the covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's, revolving credit facility contains customary terms and conditions, and financial covenants that limit the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization and excluding special items to 3.5x and that limit its ability to incur subsidiary debt or grant liens on its property. As of December 31, 2016, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and indentures and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control." The ASU changes how a single decision maker of a VIE that holds indirect interest in the entity through related parties that are under common control determines whether it is the primary beneficiary of the VIE. The new guidance amends ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" issued in February 2015. ASU No. 2016-17 was effective for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 was effective retrospectively for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, but will impact pension asset disclosures in future filings.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 was effective retrospectively for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU No. 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU No. 2015-02 was effective retrospectively for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective prospectively for the Company for the quarter ending December 31, 2020, with early adoption permitted after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The impact of this guidance for the Company will depend on the levels of restricted cash balances in the periods presented.

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory". The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 provides clarification guidance on eight specific cash flow presentation issues in order to reduce the diversity in practice. ASU No. 2016-15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deemed impracticable, in which case prospective application is permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU

No. 2015-14. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (PwC). PwC has, however, applied limited review procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2016, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Matters

As noted in Item 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 45 sites in the United States. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of December 31, 2016, reserves for environmental liabilities totaled $45 million, of which

$9 million was recorded within other current liabilities and $36 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At December 31, 2016, the Company recorded conditional asset retirement obligations of $70 million.

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

As of December 31, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $156 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $544 million, of which $35 million is recorded in other current liabilities and $509 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $388 million, of which $42 million is recorded in other current assets, and $346 million is recorded in other noncurrent assets. Assets include $32 million of cash and $252 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at December 31, 2016 is $104 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of December 31, 2016 are appropriate.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At December 31, 2016, the insurable liabilities for continuing operations totaled $421 million, of which $61 million was recorded within other current liabilities, $31 million was recorded within accrued compensation and benefits, and $329 million and was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

Other Matters

As previously disclosed, an investigation by the European Commission (EC) related to European lead recyclers’ procurement practices was commenced in 2012, with the Company one of several named companies subject to review. On June 24, 2015, the EC initiated proceedings and adopted a statement of objections alleging infringements of competition rules in Europe against the Company and certain other companies. The EC subsequently scheduled consultation meetings with the Advisory Committee on Restrictive Practices and Dominant Positions, concluded its investigation and announced its decision with respect to the matter on February 8, 2017. According to the EC's announcement, the Company will not be fined because it revealed the existence of the cartel to the EC. The Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations may continue for several years and can result in substantial fines depending on the gravity and duration of the violations.

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, Inc., the individual members of its board of directors, the Company and the Company's merger subsidiary as defendants. The complaint alleged that Johnson Controls Inc.'s directors breached their fiduciary duties in connection with the merger between Johnson Controls Inc. and the Company's merger subsidiary by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in the joint proxy statement/prospectus relating to the merger. The complaint further alleged that the Company aided and abetted Johnson Controls Inc.'s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger. On August 8, 2016, the plaintiffs agreed to settle the action and release all claims that were or could have been brought by plaintiffs or any member of the putative class of Johnson Controls Inc.'s shareholders. The settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement. On November 10, 2016, the parties filed a joint status report notifying the court they had reached such agreement. On November 22, 2016, the court ordered that a proposed stipulation of settlement be filed by March 15, 2017 and scheduled a status hearing for April 20, 2017. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement. In either event, or certain other circumstances, the settlement could be terminated.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. The court held a hearing on the preliminary injunction motion on January 4, 2017, and on January 25, 2017, the judge denied the plaintiffs' motion. Plaintiffs have three weeks from January 25, 2017 to file either an amended complaint or a notice that they do not plan to amend the complaint.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In connection with the Equity Swap Agreement, Citibank may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. The Company disclaims that Citibank is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that Citibank is purchasing any shares for the Company. The Equity Swap Agreement has no stated expiration date. During August 2016 the Company unwound the existing equity swap due to the Merger. As such, the Company had no outstanding equity swaps as of and during the three months ended December 31, 2016.

The following table presents information regarding the repurchase of the Company’s common stock by the Company as part of the publicly announced program and purchases of the Company’s common stock by Citibank in connection with the Equity Swap Agreement during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/16 - 10/31/16
Purchases by Company	—	$—	—	$538,072,815
11/1/16 - 11/30/16
Purchases by Company	—	—	—	538,072,815
12/1/16 - 12/31/16
Purchases by Company	—	—	—	538,072,815
10/1/16 - 10/31/16
Purchases by Citibank	—	—	—	NA
11/1/16 - 11/30/16
Purchases by Citibank	—	—	—	NA
12/1/16 - 12/31/16
Purchases by Citibank	—	—	—	NA

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 68 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: February 8, 2017	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS INTERNATIONAL PLC
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated December 28, 2016, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 28, 2016).

4.2
First Supplemental Indenture, dated December 28, 2016, between Johnson Controls International plc, and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent for the New Euro Notes (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 28, 2016).

4.3
Supplemental Indenture No. 1, dated December 9, 2016, between Johnson Controls, Inc. (the “Company”) and U.S. Bank National Association, as trustee (the “Trustee”), supplementing that certain Indenture, dated as of February 22, 1995 between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 12, 2016).

4.4
Supplemental Indenture No. 1, dated December 9, 2016, between Johnson Controls, Inc. (the “Company”) and U.S. Bank National Association, as trustee (the “Trustee”), supplementing that certain Indenture, dated as of January 17, 2006 between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 12, 2016).

4.5
Supplemental Indenture No. 3, dated December 9, 2016, between Johnson Controls, Inc. (the “Company”) and U.S. Bank National Association, as trustee (the “Trustee”), supplementing that certain Indenture, dated as of March 16, 2009 between the Company and the Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 12, 2016).

4.6
Sixth Supplemental Indenture, dated December 9, 2016, among Tyco International Finance S.A. (the “Company”), Johnson Controls International plc, Inc. (formerly Tyco International plc), Tyco Fire & Security Finance S.A. and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), supplementing that certain Indenture, dated as of January 9, 2009, between the Company and the Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 12, 2016).

4.7
Fourth Supplemental Indenture, dated December 9, 2016, among Tyco International Finance S.A. (the “Company”), Johnson Controls International plc (formerly named Tyco International plc), Tyco Fire & Security Finance S.C.A. and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), supplementing that certain Indenture, dated as of February 15, 2015, between the Company and the Trustee (incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 12, 2016).

10.1
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 applicable to Messrs. Molinaroli, Oliver and Stief (filed herewith) *

15.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated February 8, 2017, relating to Financial Information.

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.