Form 10-Q
period 2017-03-31
Johnson Controls International plc
filed 2017-05-04
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☐
		reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2017
Ordinary Shares, $0.01 par value per share	938,108,615

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	March 31, 2017	September 30, 2016
Assets

Cash and cash equivalents	$412	$579
Accounts receivable - net	6,094	6,394
Inventories	3,138	2,888
Assets held for sale	2,037	5,812
Other current assets	1,548	1,436
Current assets	13,229	17,109

Property, plant and equipment - net	5,601	5,632
Goodwill	19,644	21,024
Other intangible assets - net	6,687	7,540
Investments in partially-owned affiliates	1,099	990
Noncurrent assets held for sale	—	7,374
Other noncurrent assets	3,347	3,510
Total assets	$49,607	$63,179

Liabilities and Equity

Short-term debt	$1,124	$1,078
Current portion of long-term debt	542	628
Accounts payable	3,720	4,000
Accrued compensation and benefits	1,082	1,333
Liabilities held for sale	237	4,276
Other current liabilities	4,037	5,016
Current liabilities	10,742	16,331

Long-term debt	11,810	11,053
Pension and postretirement benefits	1,048	1,550
Noncurrent liabilities held for sale	—	3,888
Other noncurrent liabilities	5,638	5,033
Long-term liabilities	18,496	21,524

Commitments and contingencies (Note 22)

Redeemable noncontrolling interests	168	234

Ordinary shares, $0.01 par value	9	9
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(172)	(20)
Capital in excess of par value	16,270	16,105
Retained earnings	4,268	9,177
Accumulated other comprehensive loss	(987)	(1,153)
Shareholders’ equity attributable to Johnson Controls	19,388	24,118
Noncontrolling interests	813	972
Total equity	20,201	25,090
Total liabilities and equity	$49,607	$63,179
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales
Products and systems*	$5,448	$3,863	$10,753	$7,683
Services*	1,819	870	3,600	1,746
	7,267	4,733	14,353	9,429
Cost of sales
Products and systems*	3,893	2,851	7,787	5,691
Services*	1,093	595	2,171	1,194
	4,986	3,446	9,958	6,885

Gross profit	2,281	1,287	4,395	2,544

Selling, general and administrative expenses	(1,726)	(899)	(3,296)	(1,746)
Restructuring and impairment costs	(99)	(60)	(177)	(60)
Net financing charges	(116)	(71)	(252)	(137)
Equity income	53	40	108	82

Income from continuing operations before income taxes	393	297	778	683

Income tax provision	508	41	481	124

Income (loss) from continuing operations	(115)	256	297	559

Loss from discontinued operations, net of tax (Note 5)	—	(725)	(34)	(538)

Net income (loss)	(115)	(469)	263	21

Income from continuing operations attributable to noncontrolling interests	33	38	73	61

Income from discontinued operations attributable to noncontrolling interests	—	23	9	40

Net income (loss) attributable to Johnson Controls	$(148)	$(530)	$181	$(80)

Amounts attributable to Johnson Controls ordinary shareholders:
Income (loss) from continuing operations	$(148)	$218	$224	$498
Loss from discontinued operations	—	(748)	(43)	(578)
Net income (loss)	$(148)	$(530)	$181	$(80)

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$(0.16)	$0.34	$0.24	$0.77
Discontinued operations	—	(1.15)	(0.05)	(0.89)
Net income (loss) **	$(0.16)	$(0.82)	$0.19	$(0.12)

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$(0.16)	$0.33	$0.24	$0.76
Discontinued operations	—	(1.15)	(0.05)	(0.89)
Net income (loss) **	$(0.16)	$(0.81)	$0.19	$(0.12)

*	Products and systems consist of Building Technologies & Solutions and Power Solutions products and systems. Services are Building Technologies & Solutions technical services.
**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net income (loss)	$(115)	$(469)	$263	$21

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	252	203	(451)	26
Realized and unrealized gains (losses) on derivatives	(8)	5	(4)	2
Realized and unrealized gains on marketable securities	11	—	9	—

Other comprehensive income (loss)	255	208	(446)	28

Total comprehensive income (loss)	140	(261)	(183)	49

Comprehensive income attributable to noncontrolling interests	42	90	51	111

Comprehensive income (loss) attributable to Johnson Controls	$98	$(351)	$(234)	$(62)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2017	2016
Operating Activities
Net income (loss) attributable to Johnson Controls	$181	$(80)
Income from continuing operations attributable to noncontrolling interests	73	61
Income from discontinued operations attributable to noncontrolling interests	9	40
Net income	263	21
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	638	445
Pension and postretirement benefit income	(202)	(34)
Pension and postretirement contributions	(258)	(53)
Equity in earnings of partially-owned affiliates, net of dividends received	(116)	(207)
Deferred income taxes	1,059	331
Non-cash restructuring and impairment charges	39	29
Fair value adjustment of equity investment	—	(4)
Equity-based compensation	81	51
Other	1	5
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(21)	75
Inventories	(370)	(168)
Other assets	(150)	134
Restructuring reserves	47	67
Accounts payable and accrued liabilities	(616)	(311)
Accrued income taxes	(1,931)	240
Cash provided (used) by operating activities	(1,536)	621

Investing Activities
Capital expenditures	(634)	(543)
Sale of property, plant and equipment	18	14
Acquisition of businesses, net of cash acquired	(6)	(133)
Business divestitures	180	40
Changes in long-term investments	(30)	—
Other	—	5
Cash used by investing activities	(472)	(617)

Financing Activities
Increase in short-term debt - net	55	1,140
Increase in long-term debt	1,552	—
Repayment of long-term debt	(831)	(814)
Debt financing costs	(17)	—
Stock repurchases	(119)	—
Payment of cash dividends	(235)	(356)
Proceeds from the exercise of stock options	88	20
Dividends paid to noncontrolling interests	(78)	(227)
Dividend from Adient spin-off	2,050	—
Cash transferred to Adient related to spin-off	(665)	—
Cash paid related to prior acquisitions	(37)	—
Other	(2)	3
Cash provided (used) by financing activities	1,761	(234)
Effect of exchange rate changes on cash and cash equivalents	(25)	(9)
Cash held for sale	105	(22)
Decrease in cash and cash equivalents	(167)	(261)
Cash and cash equivalents at beginning of period	579	553
Cash and cash equivalents at end of period	$412	$292

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

1.	Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on November 23, 2016, portions of which (including Part I, Item 1. Business and Item 3. Legal Proceedings, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis, and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on February 23, 2017. The results of operations for the three and six month periods ended March 31, 2017 are not necessarily indicative of results for the Company’s 2017 fiscal year because of seasonal and other factors.

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

On October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc and the issuance of ordinary shares of Adient directly to holders of Johnson Controls ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the Company's shareholders received one ordinary share of Adient plc for every 10 ordinary shares of Johnson Controls held as of the close of business on October 19, 2016, the record date for the distribution. Company shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange (NYSE) under the symbol "ADNT." The Company did not retain any equity interest in Adient plc. Adient’s historical financial results are reflected in the Company’s consolidated financial statements as a discontinued operation. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in one VIE for the reporting period ended March 31, 2017 and three VIEs for the reporting period ended  September 30, 2016, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

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

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and six month periods ended March 31, 2017 and 2016 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $168 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $37 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	March 31, 2017	September 30, 2016

Current assets	$2	$284
Noncurrent assets	53	98
Total assets	$55	$382

Current liabilities	$3	$230
Noncurrent liabilities	44	29
Total liabilities	$47	$259

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balances of $62 million and $59 million at March 31, 2017 and September 30, 2016 respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At March 31, 2017, the Company held restricted cash of approximately $42 million, of which $33 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash restricted for payment of asbestos liabilities. At September 30, 2016, the Company held restricted cash of approximately $88 million, of which $79 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash held in escrow from business divestitures and cash restricted for payment of asbestos liabilities.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 was effective retrospectively for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, but did impact pension asset disclosures.

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

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component of net periodic benefit cost to be presented with other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU also allows only the service cost component of net periodic benefit cost to be eligible for capitalization. The guidance will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance will be effective retrospectively except for the capitalization of the service cost component which should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory." The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

consolidated financial statements. The Company has started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. The new guidance will require the Company to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. The Company expects the new guidance will have a material impact on its consolidated statements of financial position for the addition of right-of-use assets and lease liabilities, but the Company does not expect it to have a material impact on its consolidated statements of income.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including marketable securities. ASU No. 2016-01 will be effective for the Company for the quarter ending December 31, 2018, and early adoption is not permitted, with certain exceptions. The changes are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The impact of this guidance for the Company will depend on the magnitude of the unrealized gains and losses on the Company's marketable securities investments.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company has elected to adopt the new revenue guidance as of October 1, 2018.  In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and is in the process of evaluating the impact of the new revenue standard. Based on its procedures to date, the Company cannot quantify the potential impact the new revenue standard will have to its consolidated financial statements. The Company will decide which retrospective application to apply once its revenue standard assessment is finalized.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash and cash equivalents	$489
Accounts receivable	2,097
Inventories	823
Other current assets	610
Property, plant, and equipment - net	1,219
Goodwill	16,412
Intangible assets - net	6,213
Other noncurrent assets	536
Total assets acquired	$28,399

Short-term debt	$462
Accounts payable	724
Accrued compensation and benefits	312
Other current liabilities	1,418
Long-term debt	6,416
Long-term deferred tax liabilities	1,173
Long-term pension and postretirement benefits	774
Other noncurrent liabilities	1,279
Total liabilities acquired	$12,558
Noncontrolling interests	34
Net assets acquired	$15,807
Cash consideration paid to JCI Inc. shareholders	3,864
Total fair value of consideration transferred	$19,671

In connection with the merger, the Company recorded goodwill of $16.4 billion, which is attributable primarily to expected synergies, expanded market opportunities, and other benefits that the Company believes will result from combining its operations with the operations of Tyco. The goodwill created in the merger is not deductible for tax purposes and is subject to potential significant changes as the purchase price allocation is completed. Goodwill has preliminarily been allocated to the Tyco segment based on how the business was reviewed by the Company's Chief Operating Decision Maker as shown in Note 8, "Goodwill and Other Intangible Assets." In connection with the Tyco Merger, the Company recorded additional goodwill of $49 million in the first six months of fiscal 2017 related to purchase price allocations.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

The preliminary purchase price allocation to identifiable intangible assets acquired are as follows:

	Preliminary Fair Value (in millions)	Weighted Average Life (in years)
Customer relationships	$2,280	11
Completed technology	1,530	10
Other definite-lived intangibles	233	8
Indefinite-lived trademarks	2,020
Other indefinite-lived intangibles	90
In-process research and development	60
Total identifiable intangible assets	$6,213

4.	Acquisitions and Divestitures

In the first six months of fiscal 2017, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $9 million, $6 million of which was paid in the six months ended March 31, 2017. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $2 million.

In the second quarter of fiscal 2017, the Company announced it signed a definitive agreement to sell its Scott Safety business to 3M Company for approximately $2.0 billion. Net cash proceeds from the transaction are expected to approximate $1.8 to $1.9 billion. Scott Safety is a leader in the design, manufacture and sale of high performance respiratory protection, gas and flame detection, thermal imaging and other critical products for fire services, law enforcement, industrial, oil and gas, chemical, armed forces, and homeland defense end markets. The transaction is expected to close in the second half of calendar 2017, subject to customary closing conditions including required regulatory approval. The Scott Safety business is included in the Tyco segment and is reported within assets and liabilities held for sale in the consolidated statements of financial position as of March 31, 2017. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's net assets held for sale.

In the second quarter of fiscal 2017, the Company completed the sale of its ADT security business in South Africa within the Tyco segment. The selling price, net of cash divested, was $129 million, all of which was received in the six months ended March 31, 2017. In connection with the sale, the Company reduced goodwill in assets held for sale by $92 million. The divestiture was not material to the Company's consolidated financial statements.

In the first six months of fiscal 2017, the Company completed one additional divestiture for a sales price of $4 million, all of which was received in the six months ended March 31, 2017. The divestiture decreased the Company's ownership from a controlling to noncontrolling interest, and as a result, the Company deconsolidated cash of $5 million.The divestiture was not material to the Company's consolidated financial statements.

In the first six months of fiscal 2017, the Company received $52 million in net cash proceeds related to prior year business divestitures.

In the first quarter of fiscal 2016, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. The Company acquired a 60% ownership interest in the new entity for approximately $170 million ($600 million purchase price less cash acquired of $430 million), $133 million of which was paid in the six months ended March 31, 2016 and $37 million was paid in the six months ended March 31, 2017. In connection with the acquisition, the Company recorded goodwill of $253 million related to purchase price allocations.

In the first six months of fiscal 2016, the Company completed one additional acquisition for a purchase price, net of cash acquired, of $3 million, none of which was paid as of March 31, 2016. The acquisition was not material to the Company's consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $4 million. The acquisition increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

a non-cash gain of $4 million in equity income for the Building Efficiency Rest of World segment to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

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

The following table summarizes the results of Adient, reclassified as discontinued operations for the six month period ended March 31, 2017, and the three and six month periods ended March 31, 2016 (in millions). As the Adient spin-off occurred on October 31, 2016, there is only one month of Adient results included in the six month period ended March 31, 2017.

	Three Months Ended March 31,	Six Months Ended March 31,
	2016	2017	2016

Net sales	$4,298	$1,434	$8,531

Income from discontinued operations before income taxes	102	1	335
Provision for income taxes on discontinued operations	827	35	873
Income from discontinued operations attributable to noncontrolling interests, net of tax	23	9	40
Loss from discontinued operations	$(748)	$(43)	$(578)

For the six months ended March 31, 2017, the income from discontinued operations before income taxes included separation costs of $79 million. For the three and six months ended March 31, 2016, the income from discontinued operations before income taxes included separation costs of $90 million and $160 million, respectively.

For the six months ended March 31, 2017, the effective tax rate was more than the U.S. federal statutory rate of 35% primarily due to the tax impacts of separation costs and Adient spin-off related tax expense, partially offset by non-U.S. tax rate differentials. For the three and six months ended March 31, 2016, the effective tax rate was more than the U.S. federal statutory rate of 35% primarily due to $780 million of income tax expense recorded on foreign undistributed earnings of certain non-U.S. subsidiaries, the jurisdictional mix of restructuring and impairment costs, and the tax impacts of separation costs, partially offset by non-U.S. tax rate differentials.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

The following table summarizes depreciation and amortization, capital expenditures, and significant operating and investing noncash items related to Adient for the six month period ended March 31, 2017, and the three and six month periods ended March 31, 2016 (in millions):

	Three Months Ended March 31,	Six Months Ended March 31,
	2016	2017	2016

Depreciation and amortization	$85	$29	$171
Equity in earnings of partially-owned affiliates	(77)	(31)	(171)
Deferred income taxes	769	562	765
Non-cash restructuring and impairment charges	14	—	14
Equity-based compensation	4	1	7
Accrued income taxes	—	(808)	—
Capital expenditures	(75)	(91)	(175)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

During the second quarter of fiscal 2017, the Company completed the divestiture of its ADT security business in South Africa within the Tyco segment. The assets and liabilities of this business were presented as held for sale in the consolidated statements of financial position as of September 30, 2016. The business did not meet the criteria to be classified as a discontinued operation.

During the second quarter of fiscal 2017, the Company signed a definitive agreement to sell its Scott Safety business of the Tyco segment to 3M Company. The transaction is expected to close in the second half of calendar 2017, subject to customary closing conditions including required regulatory approval. The assets and liabilities of this business were presented as held for sale in the consolidated statements of financial position as of March 31, 2017. The business did not meet the criteria to be classified as a discontinued operation as the divestiture of the Scott Safety business will not have a major effect on the Company’s operations and financial results.

The following table summarizes the carrying value of the Tyco segment assets and liabilities held for sale at March 31, 2017 and September 30, 2016 (in millions):

	March 31, 2017	September 30, 2016

Accounts receivable - net	$93	$9
Inventories	66	7
Other current assets	10	3
Property, plant and equipment - net	74	15
Goodwill	1,261	89
Other intangible assets - net	533	30
Other noncurrent assets	—	4
Assets held for sale	$2,037	$157

Accounts payable	$33	$9
Accrued compensation and benefits	9	—
Other current liabilities	22	19
Other noncurrent liabilities	173	—
Liabilities held for sale	$237	$28

At September 30, 2016, $17 million of certain Corporate assets were classified as held for sale. The assets were sold during the second quarter of fiscal 2017.

6.	Percentage-of-Completion Contracts

The Building Technologies & Solutions business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $863 million and $841 million at March 31, 2017 and September 30, 2016, respectively. Billings in excess of costs and earnings related to these contracts were $472 million and $431 million at March 31, 2017 and September 30, 2016, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

7.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2017	September 30, 2016

Raw materials and supplies	$877	$852
Work-in-process	509	503
Finished goods	1,752	1,533
Inventories	$3,138	$2,888

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended March 31, 2017 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				March 31,
	2016				2017

Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$975	$—	$—	$—	$975
Products North America	1,697	1	—	(2)	1,696
Asia	657	—	—	(23)	634
Rest of World	301	1	—	(9)	293
Tyco	16,308	49	(1,261)	(124)	14,972
Power Solutions	1,086	—	—	(12)	1,074
Total	$21,024	$51	$(1,261)	$(170)	$19,644

At September 30, 2016, accumulated goodwill impairment charges included $47 million related to the Building Efficiency Rest of World - Latin America reporting unit. The six months ended March 31, 2017 Tyco business divestiture amount includes $1,261 million of goodwill transferred to assets held for sale on the consolidated statement of financial position. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	March 31, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,170	$(94)	$1,076	$1,528	$(24)	$1,504
Customer relationships	3,097	(339)	2,758	3,168	(226)	2,942
Miscellaneous	544	(228)	316	519	(130)	389
Total amortized intangible assets	4,811	(661)	4,150	5,215	(380)	4,835
Unamortized intangible assets
Trademarks/trade names	2,410	—	2,410	2,555	—	2,555
Miscellaneous	127	—	127	150	—	150
Total intangible assets	$7,348	$(661)	$6,687	$7,920	$(380)	$7,540

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Amortization of other intangible assets included within continuing operations for the three month periods ended March 31, 2017 and 2016 was $126 million and $20 million, respectively. Amortization of other intangible assets included within continuing operations for the six month periods ended March 31, 2017 and 2016 was $275 million and $40 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2018, 2019, 2020, 2021 and 2022 will be approximately $389 million, $376 million, $365 million, $359 million and $351 million per year, respectively.

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2017, the Company committed to a significant restructuring plan (2017 Plan) and recorded $177 million of restructuring and impairment costs in the consolidated statements of income, of which $78 million was recorded in the first quarter and $99 million was recorded in the second quarter of fiscal 2017. This is the total amount incurred to date for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $67 million related to Corporate, $49 million related to the Tyco segment, $27 million related to the Building Efficiency Products North America segment, $16 million related to the Building Efficiency Rest of World segment, $9 million related to the Building Efficiency Asia segment and $9 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2018.

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$62	$15	$1	$78
Utilized—noncash	—	(15)	(1)	(16)
Balance at December 31, 2016	$62	$—	$—	$62
Additional restructuring costs	67	23	9	99
Utilized—cash	(13)	—	—	(13)
Utilized—noncash	—	(23)	—	(23)
Balance at March 31, 2017	$116	$—	$9	$125

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $288 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. Of the restructuring and impairment costs recorded, $161 million related to Corporate, $66 million related to the Power Solutions segment, $26 million related to the Building Efficiency Asia segment, $16 million related to the Building Efficiency Rest of World segment, $9 million related to the Building Efficiency Products North America segment, $8 million related to the Tyco segment, and $2 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2018. Included in the 2016 Plan is $74 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

Additionally, the Company recorded $332 million of restructuring and impairment costs within discontinued operations related to Adient in fiscal 2016.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities and Adient liabilities held for sale in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(49)	—	(2)	—	(51)
Utilized—noncash	—	—	—	(3)	(3)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Adjustment to acquired Tyco restructuring reserves	(4)	—	—	—	(4)
Balance at March 31, 2017	$164	$—	$6	$(2)	$168

The Company's fiscal 2017 and 2016 restructuring plans included workforce reductions of approximately 4,500 employees (3,900 for the Building Technologies & Solutions business and 600 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2017, approximately 900 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twelve plant closures in the Building Technologies & Solutions business. As of March 31, 2017, four of the twelve plants have been closed.

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

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company for 11 months of 2016 and due to the Company's current legal entity structure. For the three months ended March 31, 2017, the Company's effective tax rate for continuing operations was 129%. The effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the pending divestiture of the Scott Safety business, the jurisdictional mix of significant restructuring and impairment costs, and Tyco Merger transaction and integration costs, partially offset by the benefits of continuing global tax planning initiatives and non-U.S. tax rate differentials.
For the six months ended March 31, 2017, the Company's effective tax rate for continuing operations was 62%. The effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the pending divestiture of the Scott Safety business, the jurisdictional mix of significant restructuring and impairment costs, and Tyco Merger transaction /integration costs and purchase accounting impacts, partially offset by the benefits of continuing global tax planning initiatives, non-U.S. tax rate differentials and a tax benefit due to changes in entity tax status. For the three and six months ended March 31,

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

2016, the Company's effective tax rate for continuing operations was 14% and 18%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives and non-U.S. tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, as well as the tax impact of transaction and separation costs.

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

Uncertain Tax Positions

At September 30, 2016, exclusive of items included in noncurrent liabilities held for sale, the Company had gross tax effected unrecognized tax benefits of $1,706 million, of which $1,604 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2016 was approximately $55 million (net of tax benefit). The interest and penalties accrued during the six months ended March 31, 2017 and 2016 was not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2010 through 2014 are currently under exam by the Internal Revenue Service ("IRS"). Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2012 - 2013
Brazil	2011 - 2012
Canada	2012 - 2014
France	2010 - 2015
Germany	2007 - 2015
Spain	2010 - 2014
United Kingdom	2011 - 2014

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could be up to a $150 million impact to tax expense.

Impacts of Tax Legislation

On October 13, 2016, the U.S. Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will have a material impact on its consolidated financial statements.

During the six months ended March 31, 2017 and 2016, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Other Tax Matters

In the second quarter of fiscal 2017, the Company recorded a discrete non-cash tax charge of $457 million related to establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries of the Scott Safety business. This business is now reported as net assets held for sale given the announced sale to 3M Company in calendar 2017. Refer to Note 4, "Acquisitions and Divestitures" and Note 5, "Discontinued Operations," of the notes to consolidated financial statements for additional information.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

In the second quarter of fiscal 2017, the Company recorded $138 million of transaction and integration costs which generated a $31 million tax benefit.

In the second quarter of fiscal 2017, the Company recorded $99 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $20 million tax benefit, which was impacted by the Company’s current tax position in these jurisdictions.

In the first quarter of fiscal 2017, the Company recorded a discrete tax benefit of $101 million due to changes in entity tax status.

In the first quarter of fiscal 2017, the Company recorded $130 million of transaction and integration costs which generated an $11 million tax benefit.

In the first quarter of fiscal 2017, the Company recorded $78 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $14 million tax benefit, which was impacted by the Company’s current tax position in these jurisdictions.

In the second quarter of fiscal 2016, the Company recorded $60 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $12 million tax benefit, which was impacted by the geographic mix, the Company’s current tax position in these jurisdictions and the underlying tax basis in the impaired assets.

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Service cost	$4	$4	$9	$8
Interest cost	29	25	57	50
Expected return on plan assets	(58)	(46)	(117)	(92)
Net actuarial gain	(18)	—	(135)	—
Settlement gain	(1)	—	(9)	—
Net periodic benefit credit	$(44)	$(17)	$(195)	$(34)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Service cost	$8	$2	$16	$5
Interest cost	11	6	23	12
Expected return on plan assets	(22)	(7)	(45)	(15)
Net periodic benefit cost (credit)	$(3)	$1	$(6)	$2

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Service cost	$—	$—	$1	$—
Interest cost	2	2	3	3
Expected return on plan assets	(2)	(2)	(5)	(4)
Amortization of prior service credit	—	(1)	—	(1)
Net periodic benefit credit	$—	$(1)	$(1)	$(2)

During the three and six months ended March 31, 2017, the amount of lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial gains of $18 million and $135 million, respectively.

12.	Debt and Financing Arrangements

Debt exchange

In connection with the Tyco Merger, on December 28, 2016, the Company completed its offers to exchange all validly tendered and accepted notes of certain series (the "existing notes") issued by JCI Inc. or Tyco International Finance S.A. ("TIFSA"), as applicable, each of which is a wholly owned subsidiary of the Company, for new notes (the New Notes) to be issued by the Company, and the related solicitation of consents to amend the indentures governing the existing notes (the offers to exchange and the related consent solicitation together the "exchange offers"). Pursuant to the exchange offers, the Company exchanged approximately $5.6 billion of $6.0 billion in aggregate principal amount of dollar denominated notes and approximately 423 million euro of 500 million euro in aggregate principal amount of euro denominated notes. All validly tendered and accepted existing notes have been canceled. Immediately following such cancellation, $380.9 million aggregate principal amount of existing notes (not including the TIFSA Euro Notes) remained outstanding across seventeen series of dollar-denominated existing notes and 77.4 million euro aggregate principal amount of TIFSA Euro Notes remained outstanding across one series. In connection with the settlement of the exchange offers, the New Notes were registered under the Securities Act of 1933 and their terms are described in the Company’s Prospectus dated December 19, 2016, as filed with the SEC under Rule 424(b)(3) of the Act on that date. The issuance of the New Notes occurred on December 28, 2016. The New Notes are unsecured and unsubordinated obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company issued from time to time.

Other financing arrangements

In March 2017, the Company issued one billion euro in principal amount of 1.0% senior unsecured fixed rate notes due in fiscal 2023. Proceeds from the issuance were used to repay existing debt and for other general corporate purposes.

In March 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in March 2018. As of March 31, 2017, there were no draws on the facility.

In March 2017, the Company retired $46 million in principal amount, plus accrued interest, of its 2.355% fixed rate notes that matured in March 2017.

In March and February 2017, the Company repurchased, at a discount, 15 million euro of its TIFSA 1.375% fixed rate notes, plus accrued interest, scheduled to mature in February 2025.

In February 2017, the Company issued $500 million aggregate principal amount of 4.5% senior unsecured fixed rate notes due in fiscal 2047. Proceeds from the issuance were used to repay outstanding commercial paper borrowings and for other general corporate purposes.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

In February 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in February 2018. As of March 31, 2017, there were no draws on the facility.

In January 2017, the Company entered into a 364-day $250 million committed revolving credit facility scheduled to expire in January 2018. As of March 31, 2017, there were no draws on the facility outstanding.

In December 2016, the Company retired $400 million in principal amount, plus accrued interest, of its 2.6% fixed rate notes that matured in December 2016.

In December 2016, the Company entered into a 364-day 100 million euro floating rate term loan scheduled to mature in December 2017. Proceeds from the term loan were used for general corporate purposes. Principal and accrued interest were fully repaid in March 2017.

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and six month periods ended March 31, 2017 and 2016 contained the following components (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Interest expense, net of capitalized interest costs	$118	$65	$228	$137
Banking fees and bond cost amortization	11	5	41	12
Interest income	(5)	(2)	(12)	(4)
Net foreign exchange results for financing activities	(8)	3	(5)	(8)
Net financing charges	$116	$71	$252	$137

Net financing charges for the six month period ended March 31, 2017 included $17 million of transaction costs related primarily to the debt exchange offers.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

13.	Stock-Based Compensation

References to the Company's stock throughout Note 13 refer to stock of JCI Inc. prior to the Tyco merger date of September 2, 2016 (the "Merger Date") and to ordinary shares of the Company subsequent to the Merger Date.

During September 2016, the Board of Directors of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based compensation awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the six month periods ended March 31, 2017 and 2016 is presented below:

	Six Months Ended March 31,
	2017		2016
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	2,830,826	$7.81	961,705	$13.14
Stock appreciation rights	15,693	8.28	54,749	13.15
Restricted stock	1,582,962	41.74	2,290,575	43.68
Performance shares	846,725	48.40	—	—

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

	Six Months Ended March 31,
	2017	2016
Expected life of option (years)	4.75 & 6.5	6.4
Risk-free interest rate	1.23% - 1.48%	1.64%
Expected volatility of the Company’s stock	24.60%	36.00%
Expected dividend yield on the Company’s stock	2.21%	2.11%

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
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

Six Months Ended March 31, 2017
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
March 31, 2017
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Income (loss) Available to Ordinary Shareholders
Income (loss) from continuing operations	$(148)	$218	$224	$498
Loss from discontinued operations	—	(748)	(43)	(578)
Basic and diluted income (loss) available to shareholders	$(148)	$(530)	$181	$(80)

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	939.2	648.2	938.2	648.0
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	—	3.9	9.8	4.5
Diluted weighted average shares outstanding	939.2	652.1	948.0	652.5

Antidilutive Securities
Options to purchase shares	—	0.4	0.1	0.3

For the three months ended March 31, 2017, the total number of potential dilutive shares due to stock options, unvested restricted stock and unvested performance share awards was 9.4 million. However, these items were not included in the computation of diluted loss per share for the three months ended March 31, 2017 since to do so would decrease the loss per share.

During the three months ended March 31, 2017 and 2016, the Company declared a dividend of $0.25 and $0.29, respectively, per share. During the six months ended March 31, 2017 and 2016, the Company declared dividends totaling $0.50 and $0.58, respectively, per share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

15.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, December 31	$19,577	$819	$20,396	$10,506	$931	$11,437
Total comprehensive income (loss):
Net income (loss)	(148)	25	(123)	(530)	50	(480)
Foreign currency translation adjustments	241	10	251	175	18	193
Realized and unrealized gains (losses) on derivatives	(6)	(2)	(8)	4	1	5
Realized and unrealized gains on marketable securities	11	—	11	—	—	—
Other comprehensive income	246	8	254	179	19	198
Comprehensive income (loss)	98	33	131	(351)	69	(282)

Other changes in equity:
Cash dividends—ordinary shares	(235)	—	(235)	(189)	—	(189)
Dividends attributable to noncontrolling interests	—	(47)	(47)	—	(29)	(29)
Repurchases of ordinary shares	(119)	—	(119)	—	—	—
Change in noncontrolling interest share	—	8	8	—	(73)	(73)
Spin-off of Adient	(18)	—	(18)	—	—	—
Other, including options exercised	85	—	85	18	—	18
Ending balance, March 31	$19,388	$813	$20,201	$9,984	$898	$10,882

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$24,118	$972	$25,090	$10,376	$163	$10,539
Total comprehensive income (loss):
Net income (loss)	181	61	242	(80)	70	(10)
Foreign currency translation adjustments	(418)	(25)	(443)	15	9	24
Realized and unrealized gains (losses) on derivatives	(6)	2	(4)	3	1	4
Realized and unrealized gains on marketable securities	9	—	9	—	—	—
Other comprehensive income (loss)	(415)	(23)	(438)	18	10	28
Comprehensive income (loss)	(234)	38	(196)	(62)	80	18

Other changes in equity:
Cash dividends—ordinary shares	(471)	—	(471)	(377)	—	(377)
Dividends attributable to noncontrolling interests	—	(47)	(47)	—	(36)	(36)
Repurchases of ordinary shares	(119)	—	(119)	—	—	—
Change in noncontrolling interest share	—	(12)	(12)	—	691	691
Spin-off of Adient	(4,038)	(138)	(4,176)	—	—	—
Other, including options exercised	132	—	132	47	—	47
Ending balance, March 31	$19,388	$813	$20,201	$9,984	$898	$10,882

As previously disclosed, on October 31, 2016, the Company completed the Adient spin-off. As a result of the spin-off, the Company divested net assets of $4,038 million.

As previously disclosed, on October 1, 2015, the Company formed a joint venture with Hitachi. In connection with the acquisition, the Company recorded equity attributable to noncontrolling interests of $679 million.

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three and six month periods ended March 31, 2017, the Company repurchased approximately $119 million of its ordinary shares.

In April 2017, the Company announced its intention to utilize up to $750 million of the $1 billion authorization during fiscal 2017. Shares may be repurchased from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a trading plan in accordance with applicable regulations.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2017	2016

Beginning balance, December 31	$159	$216
Net income	8	11
Foreign currency translation adjustments	1	10
Ending balance, March 31	$168	$237

	Six Months Ended March 31,
	2017	2016

Beginning balance, September 30	$234	$212
Net income	21	31
Foreign currency translation adjustments	(8)	2
Realized and unrealized losses on derivatives	—	(2)
Dividends	(43)	(6)
Spin-off of Adient	(36)	—
Ending balance, March 31	$168	$237

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended March 31,
	2017	2016

Foreign currency translation adjustments
Balance at beginning of period	$(1,248)	$(1,207)
Aggregate adjustment for the period (net of tax effect of $0 and $5)	241	175
Balance at end of period	(1,007)	(1,032)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	20	(8)
Current period changes in fair value (net of tax effect of $0 and $(1))	1	(2)
Reclassification to income (net of tax effect of $(4) and $3) *	(7)	6
Balance at end of period	14	(4)

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	(3)	—
Current period changes in fair value (net of tax effect of $0)	11	—
Balance at end of period	8	—

Pension and postretirement plans
Balance at beginning of period	(2)	(3)
Reclassification to income (net of tax effect of $0) **	—	(1)
Other changes (net of tax effect of $0)	—	1
Balance at end of period	(2)	(3)

Accumulated other comprehensive loss, end of period	$(987)	$(1,039)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

	Six Months Ended March 31,
	2017	2016

Foreign currency translation adjustments
Balance at beginning of period	$(1,152)	$(1,047)
Aggregate adjustment for the period (net of tax effect of $5 and $1)	(418)	15
Adient spin-off impact (net of tax effect of $0)	563	—
Balance at end of period	(1,007)	(1,032)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	(7)
Current period changes in fair value (net of tax effect of $4 and $(1))	7	(6)
Reclassification to income (net of tax effect of $(7) and $4) *	(13)	9
Adient spin-off impact (net of tax effect of $6 and $0)	16	—
Balance at end of period	14	(4)

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	(1)	—
Current period changes in fair value (net of tax effect of $0)	9	—
Balance at end of period	8	—

Pension and postretirement plans
Balance at beginning of period	(4)	(3)
Reclassification to income (net of tax effect of $0) **	—	(1)
Adient spin-off impact (net of tax effect of $0)	2	—
Other changes (net of tax effect of $0)	—	1
Balance at end of period	(2)	(3)

Accumulated other comprehensive loss, end of period	$(987)	$(1,039)

* Refer to Note 16, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three and six months ended March 31, 2016, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses on the consolidated statements of income.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and six months ended March 31, 2017 and 2016.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin and aluminum in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices during the three and six months ended March 31, 2017 and 2016.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

		Volume Outstanding as of
Commodity	Units	March 31, 2017	September 30, 2016

Copper	Pounds	7,350,000	5,849,000
Lead	Metric Tons	560	5,185
Aluminum	Metric Tons	2,349	2,620
Tin	Metric Tons	740	185

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

Fair Value Hedges

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes that matured in December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. In December 2016, the four remaining outstanding interest rate swaps were terminated. The Company had no interest rate swaps outstanding at March 31, 2017. There were eight interest rate swaps outstanding as of September 30, 2016.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. At March 31, 2017, the Company had one billion euro and 485 million euro bonds designated as net investment hedges in the Company's net investment in Europe. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2017 and September 30, 2016, the Company had no equity swaps outstanding.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	September 30,
	2017	2016	2017	2016
Other current assets
Foreign currency exchange derivatives	$20	$41	$9	$49
Commodity derivatives	3	4	—	—
Other noncurrent assets
Interest rate swaps	—	1	—	—
Total assets	$23	$46	$9	$49

Other current liabilities
Foreign currency exchange derivatives	$5	$48	$15	$18
Liabilities held for sale
Foreign currency exchange derivatives	—	—	—	5
Current portion of long-term debt
Fixed rate debt swapped to floating	—	551	—	—
Long-term debt
Foreign currency denominated debt	1,588	938	—	—
Fixed rate debt swapped to floating	—	301	—	—
Noncurrent liabilities held for sale
Foreign currency denominated debt	—	1,119	—	—
Total liabilities	$1,593	$2,957	$15	$23

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of March 31, 2017, and September 30, 2016, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	March 31,	September 30,	March 31,	September 30,
	2017	2016	2017	2016
Gross amount recognized	$32	$95	$1,608	$2,980
Gross amount eligible for offsetting	(16)	(21)	(16)	(21)
Net amount	$16	$74	$1,592	$2,959

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the effective portion of pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three and six months ended March 31, 2017 and 2016 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Foreign currency exchange derivatives	$(2)	$(4)	$6	$(6)
Commodity derivatives	3	1	5	(1)
Total	$1	$(3)	$11	$(7)

The following tables present the location and amount of the effective portion of pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three and six months ended March 31, 2017 and 2016 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2017	2016	2017	2016
Foreign currency exchange derivatives	Cost of sales	$8	$4	$16	$9
Foreign currency exchange derivatives	Loss from discontinued operations	—	(9)	—	(14)
Commodity derivatives	Cost of sales	3	(5)	4	(9)
Forward treasury locks	Net financing charges	—	1	—	1
Total		$11	$(9)	$20	$(13)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

 The following table presents the location and amount of pre-tax gains (losses) on fair value hedges recognized in the Company’s consolidated statements of income for the three and six months ended March 31, 2017 and 2016 (in millions):

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2017	2016	2017	2016
Interest rate swap	Net financing charges	$—	$2	$(1)	$(3)
Fixed rate debt swapped to floating	Net financing charges	—	(2)	2	3
Total		$—	$—	$1	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three and six months ended March 31, 2017 and 2016 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2017	2016	2017	2016
Foreign currency exchange derivatives	Cost of sales	$2	$1	$3	$3
Foreign currency exchange derivatives	Net financing charges	5	(7)	9	(7)
Foreign currency exchange derivatives	Income tax provision	—	—	(3)	—
Foreign currency exchange derivatives	Income (loss) from discontinued operations	—	(8)	5	(11)
Equity swap	Selling, general and administrative	—	(2)	—	(8)
Total		$7	$(16)	$14	$(23)

The effective portion of pre-tax gains (losses) recorded in foreign currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges were $(19) million and $1 million for the for the three months ended March 31, 2017 and 2016, respectively. The effective portion of pre-tax gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges were $28 million and $16 million for the for the six months ended March 31, 2017 and 2016, respectively. For the three and six months ended March 31, 2017 and 2016, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2017 and September 30, 2016 (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$29	$—	$29	$—
Commodity derivatives	3	—	3	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Investments in marketable common stock	21	21	—	—
Deferred compensation plan assets	86	86	—	—
Exchange traded funds (fixed income)[1]	150	150	—	—
Exchange traded funds (equity)[1]	94	94	—	—
Total assets	$397	$365	$32	$—
Other current liabilities
Foreign currency exchange derivatives	$20	$—	$20	$—
Long-term debt
Foreign currency denominated debt	1,588	1,588	—	—
Total liabilities	$1,608	$1,588	$20	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
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

1 Classified as restricted investments for payment of asbestos liabilities. See Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for further details.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Deferred compensation plan assets: Assets held in the deferred compensation plans will be used to pay benefits under certain of the Company's non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges and are valued using a market approach based on the quoted market prices.

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. There was an unrealized gain recorded on these investments of $8 million as of March 31, 2017 within AOCI in the consolidated statements of financial position. There was an unrealized loss recorded on these investments of $1 million as of September 30, 2016 within AOCI in the consolidated statements of financial position.

Foreign currency denominated debt: The Company has entered into a foreign currency denominated debt obligation to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effect of the debt obligation are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. The foreign denominated debt obligation is remeasured to current exchange rates under a market approach using publicized spot prices. At March 31, 2017, the Company had one billion euro and 485 million euro bonds designated as net investment hedges in the Company's net investment in Europe. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt was $12.6 billion and $15.7 billion at March 31, 2017 and September 30, 2016, respectively. The fair value of public debt was $8.5 billion and $9.7 billion, at March 31, 2017 and September 30, 2016, respectively, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was $4.1 billion and $6.0 billion at March 31, 2017 and September 30, 2016, respectively, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

In the first and second quarters of fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $38 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $15 million was recorded in the first quarter and $23 million was recorded in the second quarter. Of the total impairment charges, $20 million related to the Building Efficiency Products North America segment, $17 million related to Corporate assets and $1 million related to the Tyco segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second quarter of fiscal 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $15 million of asset impairment charge within restructuring and

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

impairment costs on the consolidated statements of income. Of the total impairment charge, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment and $3 million related to the Building Efficiency Rest of World segment. In addition, the Company recorded $14 million of asset impairments within discontinued operations related to Adient in the second quarter of fiscal 2016. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At March 31, 2017 and 2016, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

In the first quarter of fiscal 2017, the Company began evaluating the performance of its business segments primarily on segment EBITA, which represents income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, significant restructuring and impairment costs, and the net mark-to-market adjustments related to pension and postretirement plans. Historical information has been revised to present the comparable periods on a consistent basis.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$1,047	$1,034	$1,975	$2,018
Products North America	585	546	1,128	1,103
Asia	1,173	1,162	2,215	2,154
Rest of World	424	408	822	831
	3,229	3,150	6,140	6,106
Tyco	2,342	—	4,617	—
	5,571	3,150	10,757	6,106
Power Solutions	1,696	1,583	3,596	3,323
Total net sales	$7,267	$4,733	$14,353	$9,429

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

	Segment EBITA
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$90	$101	$165	$200
Products North America	57	47	94	80
Asia	118	118	237	188
Rest of World	9	10	(1)	7
	274	276	495	475
Tyco	379	—	593	—
	653	276	1,088	475
Power Solutions	303	282	692	642
Segment EBITA	$956	$558	$1,780	$1,117

Corporate expenses	$(240)	$(110)	$(433)	$(197)
Amortization of intangible assets	(126)	(20)	(275)	(40)
Restructuring and impairment costs	(99)	(60)	(177)	(60)
Net mark-to-market adjustments on pension plans	18	—	135	—
Net financing charges	(116)	(71)	(252)	(137)
Income from continuing operations before income taxes	$393	$297	$778	$683

20.	Guarantees

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the six months ended March 31, 2017 and 2016 were as follows (in millions):

	Six Months Ended March 31,
	2017	2016

Balance at beginning of period	$374	$288
Accruals for warranties issued during the period	152	153
Accruals from acquisition and divestitures (1)	(5)	36
Accruals related to pre-existing warranties	(2)	7
Settlements made (in cash or in kind) during the period	(146)	(150)
Currency translation	(2)	—
Balance at end of period	$371	$334

(1) The six months ended March 31, 2017 includes $11 million of product warranties transferred to liabilities held for sale on the consolidated statement of financial position. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2016 and March 31, 2017, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements. In addition, the Company has recorded $11 million of tax indemnification liabilities as of March 31, 2017 related to other divestitures.

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

The TIFSA public debt securities were assumed as part of the Tyco acquisition. Therefore, no consolidating financial information for the period ended March 31, 2016 is presented related to the guarantee of the TIFSA public debt securities. Additional information regarding TIFSA and TIFSCA for the period ended March 25, 2016 can be found in Tyco's Quarterly report on Form 10-Q filed with the SEC on April 29, 2016.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net sales	$—	$—	$—	$7,267	$—	$7,267
Cost of sales	—	—		4,986	—	4,986

Gross profit	—	—	—	2,281	—	2,281

Selling, general and administrative expenses	(4)	—	(1)	(1,721)	—	(1,726)
Restructuring and impairment costs	—	—	—	(99)	—	(99)
Net financing charges	(59)	—	5	(62)	—	(116)
Equity income (loss)	(103)	(201)	(405)	53	709	53
Intercompany interest and fees	18	73	20	(111)	—	—

Income (loss) from continuing operations before income taxes	(148)	(128)	(381)	341	709	393

Income tax provision	—	—	—	508	—	508
Net loss	(148)	(128)	(381)	(167)	709	(115)

Income from continuing operations attributable to noncontrolling interests	—	—	—	33	—	33

Net loss attributable to Johnson Controls	$(148)	$(128)	$(381)	$(200)	$709	$(148)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(148)	$(128)	$(381)	$(167)	$709	$(115)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	241	(7)	(1)	260	(241)	252
Realized and unrealized losses on derivatives	(6)	—	—	(8)	6	(8)
Realized and unrealized gains on marketable securities	11	—	7	4	(11)	11

Other comprehensive income (loss)	246	(7)	6	256	(246)	255

Total comprehensive income (loss)	98	(135)	(375)	89	463	140

Comprehensive income attributable to noncontrolling interests	—	—	—	42	—	42

Comprehensive income (loss) attributable to Johnson Controls	$98	$(135)	$(375)	$47	$463	$98

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 31, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net sales	$—	$—	$—	$14,353	$—	$14,353
Cost of sales	—	—	—	9,958	—	9,958

Gross profit	—	—	—	4,395	—	4,395

Selling, general and administrative expenses	(6)	—	—	(3,290)	—	(3,296)
Restructuring and impairment costs	—	—	—	(177)	—	(177)
Net financing charges	(78)	—	(14)	(160)	—	(252)
Equity income (loss)	215	(500)	(501)	108	786	108
Intercompany interest and fees	50	73	37	(160)	—	—

Income (loss) from continuing operations before income taxes	181	(427)	(478)	716	786	778

Income tax provision	—	—	—	481	—	481

Income (loss) from continuing operations	181	(427)	(478)	235	786	297

Income (loss) from sale of intercompany investment, net of tax	—	—	(935)	—	935	—

Loss from discontinued operations, net of tax	—	—	—	(34)	—	(34)

Net income (loss)	181	(427)	(1,413)	201	1,721	263

Income from continuing operations attributable to noncontrolling interests	—	—	—	73	—	73
Income from discontinued operations attributable to noncontrolling interests	—	—	—	9	—	9

Net income (loss) attributable to Johnson Controls	$181	$(427)	$(1,413)	$119	$1,721	$181

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended March 31, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$181	$(427)	$(1,413)	$201	$1,721	$263
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(418)	(7)	26	(470)	418	(451)
Realized and unrealized losses on derivatives	(6)	—	—	(4)	6	(4)
Realized and unrealized gains on marketable securities	9	—	7	2	(9)	9

Other comprehensive income (loss)	(415)	(7)	33	(472)	415	(446)

Total comprehensive loss	(234)	(434)	(1,380)	(271)	2,136	(183)

Comprehensive income attributable to noncontrolling interests	—	—	—	51	—	51

Comprehensive loss attributable to Johnson Controls	$(234)	$(434)	$(1,380)	$(322)	$2,136	$(234)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
As of March 31, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$3	$—	$288	$482	$(361)	$412
Accounts receivable - net	—	—	—	6,094	—	6,094
Inventories	—	—	—	3,138	—	3,138
Intercompany receivables	1,803	2,039	382	4,576	(8,800)	—
Assets held for sale	—	—	—	2,037	—	2,037
Other current assets	14	—	1	1,533	—	1,548
Current assets	$1,820	$2,039	$671	$17,860	$(9,161)	$13,229

Property, plant and equipment - net	—	—	—	5,601	—	5,601
Goodwill	243	—	32	19,369	—	19,644
Other intangible assets - net	—	—	—	6,687	—	6,687
Investments in partially-owned affiliates	—	—	—	1,099	—	1,099
Investments in affiliates	17,112	28,629	22,254	—	(67,995)	—
Intercompany loans receivable	18,205	4,140	2,836	8,398	(33,579)	—
Other noncurrent assets	—	—	18	3,329	—	3,347
Total assets	$37,380	$34,808	$25,811	$62,343	$(110,735)	$49,607

Liabilities and Equity
Short-term debt	$885	$76	$—	$524	$(361)	$1,124
Current portion of long-term debt	444	—	18	80	—	542
Accounts payable	1	—	—	3,719	—	3,720
Accrued compensation and benefits	—	—	—	1,082	—	1,082
Liabilities held for sale	—	—	—	237	—	237
Intercompany payables	2,588	1,007	4,343	862	(8,800)	—
Other current liabilities	292	2	23	3,720	—	4,037
Current liabilities	4,210	1,085	4,384	10,224	(9,161)	10,742

Long-term debt	7,347	—	149	4,314	—	11,810
Pension and postretirement benefits	—	—	—	1,048	—	1,048
Intercompany loans payable	6,435	18,205	1,964	6,975	(33,579)	—
Other noncurrent liabilities	—	—	24	5,614	—	5,638
Long-term liabilities	13,782	18,205	2,137	17,951	(33,579)	18,496

Redeemable noncontrolling interests	—	—	—	168	—	168
Ordinary shares	9	—	—	—	—	9
Ordinary shares held in treasury	(172)	—	—	—	—	(172)
Other shareholders' equity	19,551	15,518	19,290	33,187	(67,995)	19,551
Shareholders’ equity attributable to Johnson Controls	19,388	15,518	19,290	33,187	(67,995)	19,388
Noncontrolling interests	—	—	—	813	—	813
Total equity	19,388	15,518	19,290	34,000	(67,995)	20,201
Total liabilities and equity	$37,380	$34,808	$25,811	$62,343	$(110,735)	$49,607

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 31, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Operating Activities
Net cash provided (used) by operating activities	$80	$—	$67	$(1,683)	$—	$(1,536)

Investing Activities
Capital expenditures	—	—	—	(634)	—	(634)
Sale of property, plant and equipment	—	—	—	18	—	18
Acquisition of businesses, net of cash acquired	—	—	(6)	—	—	(6)
Business divestitures	—	—	—	180	—	180
Changes in long-term investments	—	—	(11)	(19)	—	(30)
Net change in intercompany loans receivable	—	—	10	165	(175)	—
Increase in intercompany investment in subsidiaries	(1,924)	(1,716)	(76)	—	3,716	—
Net cash used by investing activities	(1,924)	(1,716)	(83)	(290)	3,541	(472)

Financing Activities
Increase (decrease) in short-term debt - net	885	76	—	(545)	(361)	55
Increase in long-term debt	1,544	—	—	8	—	1,552
Repayment of long-term debt	(46)	—	(16)	(769)	—	(831)
Debt financing costs	(17)	—	—	—	—	(17)
Stock repurchases	(119)	—	—	—	—	(119)
Payment of cash dividends	(235)	—	—	—	—	(235)
Proceeds from the exercise of stock options	88	—	—	—	—	88
Net change in intercompany loans payable	(165)	—	—	(10)	175	—
Increase in equity from parent	—	1,640	76	2,000	(3,716)	—
Dividends paid to noncontrolling interests	—	—	—	(78)	—	(78)
Dividend from Adient spin-off	—	—	—	2,050	—	2,050
Cash transferred to Adient related to spin-off	(87)	—	—	(578)	—	(665)
Cash paid related to prior acquisitions	—	—	—	(37)	—	(37)
Other	(12)	—	—	10	—	(2)
Net cash provided by financing activities	1,836	1,716	60	2,051	(3,902)	1,761
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(25)	—	(25)
Changes in cash held for sale	—	—	—	105	—	105
Increase (decrease) in cash and cash equivalents	(8)	—	44	158	(361)	(167)
Cash and cash equivalents at beginning of period	11	—	244	324	—	579
Cash and cash equivalents at end of period	$3	$—	$288	$482	$(361)	$412

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
As of September 30, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$11	$—	$244	$324	$—	$579
Accounts receivable - net	—	—	—	6,394	—	6,394
Inventories	—	—	—	2,888	—	2,888
Intercompany receivables	16	—	2	6,188	(6,206)	—
Assets held for sale	—	—	—	5,812	—	5,812
Other current assets	6	—	1	1,429	—	1,436
Current assets	$33	$—	$247	$23,035	$(6,206)	$17,109

Property, plant and equipment - net	—	—	—	5,632	—	5,632
Goodwill	—	—	274	20,750	—	21,024
Other intangible assets - net	—	—	—	7,540	—	7,540
Investments in partially-owned affiliates	—	—	—	990	—	990
Investments in affiliates	12,460	31,142	27,643	—	(71,245)	—
Intercompany loans receivable	18,680	—	13,336	15,631	(47,647)	—
Noncurrent assets held for sale	—	—	—	7,374	—	7,374
Other noncurrent assets	—	—	—	3,510	—	3,510
Total assets	$31,173	$31,142	$41,500	$84,462	$(125,098)	$63,179

Liabilities and Equity
Short-term debt	$—	$—	$—	$1,078	$—	$1,078
Current portion of long-term debt	—	—	—	628	—	628
Accounts payable	1	—	—	3,999	—	4,000
Accrued compensation and benefits	—	—	—	1,333	—	1,333
Liabilities held for sale	—	—	—	4,276	—	4,276
Intercompany payables	3,873	—	2,315	18	(6,206)	—
Other current liabilities	3	2	32	4,979	—	5,016
Current liabilities	3,877	2	2,347	16,311	(6,206)	16,331

Long-term debt	—	—	2,413	8,640	—	11,053
Pension and postretirement benefits	—	—	—	1,550	—	1,550
Intercompany loans payable	3,178	18,680	12,453	13,336	(47,647)	—
Noncurrent liabilities held for sale	—	—	—	3,888	—	3,888
Other noncurrent liabilities	—	—	22	5,011	—	5,033
Long-term liabilities	3,178	18,680	14,888	32,425	(47,647)	21,524

Redeemable noncontrolling interest	—	—	—	234	—	234
Ordinary shares	9	—	—	—	—	9
Ordinary shares held in treasury	(20)	—	—	—	—	(20)
Other shareholders' equity	24,129	12,460	24,265	34,520	(71,245)	24,129
Shareholders’ equity attributable to Johnson Controls	24,118	12,460	24,265	34,520	(71,245)	24,118
Noncontrolling interests	—	—	—	972	—	972
Total equity	24,118	12,460	24,265	35,492	(71,245)	25,090
Total liabilities and equity	$31,173	$31,142	$41,500	$84,462	$(125,098)	$63,179

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

22.	Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of March 31, 2017, reserves for environmental liabilities totaled $46 million, of which $9 million was recorded within other current liabilities and $37 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $51 million at September 30, 2016. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At March 31, 2017 and September 30, 2016, the Company recorded conditional asset retirement obligations of $72 million and $74 million, respectively.

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

As of March 31, 2017, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $152 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $540 million, of which $35 million is recorded in other current liabilities and $505 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $388 million, of which $57 million is recorded in other current assets, and $331 million is recorded in other noncurrent assets. Assets include $33 million of cash and $258 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at March 31, 2017 is $97 million. As of September 30, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $148 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $548 million, of which $35 million is recorded in other current liabilities and $513 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $400 million, of which $41 million is recorded in other current assets, and $359 million is recorded in other noncurrent assets. Assets include $16 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2016 is $120 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of March 31, 2017 and September 30, 2016 are appropriate.

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
March 31, 2017
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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, property and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At March 31, 2017 and September 30, 2016, the insurable liabilities for continuing operations totaled $468 million and $422 million, respectively, of which $86 million and $60 million was recorded within other current liabilities, $32 million and $28 million was recorded within accrued compensation and benefits, and $350 million and $334 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at March 31, 2017 was $48 million, of which $30 million was recorded within other current assets and $18 million was recorded within other noncurrent assets. Insurance receivables recorded at September 30, 2016 were $21 million, primarily recorded within other noncurrent assets. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

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

The net sales to and purchases from related parties for continuing operations included in the consolidated statements of income were $229 million and $52 million, respectively, for the three months ended March 31, 2017; and $236 million and $45 million, respectively, for the three months ended March 31, 2016. The net sales to and purchases from related parties for continuing

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

operations included in the consolidated statements of income were $454 million and $101 million, respectively, for the six months ended March 31, 2017; and $470 million and $83 million, respectively, for the six months ended March 31, 2016.

The following table sets forth the amount of accounts receivable due from and payable to related parties for continuing operations in the consolidated statements of financial position (in millions):

	March 31, 2017	September 30, 2016

Receivable from related parties	$57	$66
Payable to related parties	20	11

The Company has also provided financial support to certain of its VIE's; see Note 1, "Financial Statements," of the notes to consolidated financial statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco International plc ("Tyco") and the spin-off of Adient, changes in tax laws, regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in Item 1A of Part I of the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2016 filed with the United States Securities and Exchange Commission (SEC) on November 23, 2016 and available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2016 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on November 23, 2016, portions of which (including Part I, Item 1. Business and Item 3. Legal Proceedings, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis, and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on February 23, 2017. References in the following discussion and analysis to "Three Months"(or similar language) refer to the three months ended March 31, 2017 compared to the three months ended March 31, 2016, while references to "Year-to-Date" refer to the six months ended March 31, 2017 compared to the six months ended March 31, 2016.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at March 31, 2017 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2017 will continue be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and its wholly-owned indirect subsidiary, Tyco International Holding S.à.r.l ("TSarl"), are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.0 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facilities as of March 31, 2017. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenant in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's, revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. The TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of March 31, 2017, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2017, the Company believes the long-term rate of return will approximate 7.50%, 3.40% and 5.60% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2017, the Company made approximately $258 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $326 million in cash to its defined benefit pension plans in fiscal 2017. The Company expects to contribute $4 million in cash to its postretirement plans in fiscal 2017.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $177 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs from continuing operations by approximately $185 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2018. For fiscal 2017, the savings from continuing operations, net of execution costs, are expected to be approximately 60% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $125 million at March 31, 2017 is expected to be paid in cash.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $288 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $135 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized by the end of fiscal 2018. For fiscal 2017, the savings from continuing operations, net of execution costs, are expected to be approximately 35% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $168 million at March 31, 2017 is expected to be paid in cash.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Net sales	$7,267	$4,733	54%	$14,353	$9,429	52%

The increase in consolidated net sales for the three months ended March 31, 2017 was due to higher sales in the Building Technologies & Solutions business ($2,411 million) and the Power Solutions business ($117 million), and the favorable impact of foreign currency translation ($6 million). Incremental sales resulted from the Tyco Merger, the impact of higher lead costs on pricing in the Power Solutions business and higher volumes across all Building Efficiency segments. Excluding the favorable impacts of the Tyco Merger and foreign currency translation, consolidated net sales increased 4% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the six months ended March 31, 2017 was due to higher sales in the Building Technologies & Solutions business ($4,620 million) and the Power Solutions business ($288 million), and the favorable impact of foreign currency translation ($16 million). Incremental sales resulted from the Tyco Merger, the impact of higher lead costs on pricing and higher global shipments in the Power Solutions business, and higher volumes in the Building Efficiency Products North America and Asia segments. Excluding the favorable impacts of the Tyco Merger and foreign currency translation, consolidated net sales increased 3% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Cost of sales	$4,986	$3,446	45%	$9,958	$6,885	45%
Gross profit	2,281	1,287	77%	4,395	2,544	73%
% of sales	31.4%	27.2%		30.6%	27.0%

Cost of sales for the three month period ended March 31, 2017 increased as compared to the three month period ended March 31, 2016, and gross profit as a percentage of sales increased by 420 basis points. Gross profit in the Building Technologies & Solutions business increased due to the incremental gross profit related to the Tyco Merger and higher volumes across all Building Efficiency segments, partially offset by higher operating costs in the Building Efficiency Asia and Systems and Service North America segments as a result of product and channel investments as well as mix. Gross profit in the Power Solutions business was impacted by favorable pricing and product mix net of lead cost increases, partially offset by higher operating costs. Net mark-to-market adjustments on pension plans had a favorable impact on cost of sales of $5 million primarily due to favorable investment returns versus expectations. Foreign currency translation had a unfavorable impact on cost of sales of approximately $3 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment earnings before interest, taxes and amortization (EBITA) by segment.

Cost of sales for the six month period ended March 31, 2017 increased as compared to the six month period ended March 31, 2016, and gross profit as a percentage of sales increased by 360 basis points. Gross profit in the Building Technologies & Solutions business increased due to the incremental gross profit related to the Tyco Merger and lower operating costs in the Building Efficiency Products North America segment, partially offset by higher operating costs in the Building Efficiency Systems and Service North America and Asia segments. Gross profit in the Power Solutions business was impacted by favorable pricing and product mix net of lead cost increases, and higher volumes, partially offset by higher operating costs. Net mark-to-market adjustments on pension plans had a favorable impact on cost of sales of $15 million primarily due to an increase in discount rates. Foreign currency translation had a unfavorable impact on cost of sales of approximately $15 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Selling, general and administrative expenses	$1,726	$899	92%	$3,296	$1,746	89%
% of sales	23.8%	19.0%		23.0%	18.5%

Selling, general and administrative expenses (SG&A) for the three month period ended March 31, 2017 increased 92% as compared to the three month period ended March 31, 2016. The increase in SG&A was primarily due to incremental SG&A related to the Tyco Merger, partially offset by productivity savings and costs synergies as well as net mark-to-market adjustments on pension plans. The net mark-to-market adjustments had a favorable impact on SG&A of $13 million primarily due to favorable investment returns versus expectations. Foreign currency translation had an unfavorable impact on SG&A of $3 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

SG&A for the six month period ended March 31, 2017 increased 89% as compared to the six month period ended March 31, 2016. The increase in SG&A was primarily due to incremental SG&A related to the Tyco Merger, partially offset by productivity savings and costs synergies as well as net mark-to-market adjustments on pension plans. The net mark-to-market adjustments had a favorable impact on SG&A of $120 million primarily due to an increase in discount rates. Foreign currency translation had an unfavorable impact on SG&A of $7 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Restructuring and impairment costs	$99	$60	65%	$177	$60	*

* Measure not meaningful

Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Net financing charges	$116	$71	63%	$252	$137	84%

Net financing charges were higher for the three month period ended March 31, 2017 primarily due to higher interest rates and higher average borrowing levels as a result of the debt assumed with the Tyco Merger. Net financing charges were higher for the six month period ended March 31, 2017 primarily due to higher interest rates, higher average borrowing levels as a result of the debt assumed with the Tyco Merger and debt exchange offer fees.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Equity income	$53	$40	33%	$108	$82	32%

The increase in equity income for the three and six months ended March 31, 2017 was primarily due to higher income at certain partially-owned affiliates of the Power Solutions business and the Johnson Controls - Hitachi (JCH) joint venture in the Building Technologies & Solutions business. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Income tax provision	$508	$41	*	$481	$124	*
Effective tax rate	129%	14%		62%	18%

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

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company for 11 months of 2016 and due to the Company's current legal entity structure. For the three months ended March 31, 2017, the Company's effective tax rate for continuing operations was 129%. The effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the pending divestiture of the Scott Safety business, the jurisdictional mix of significant restructuring and impairment costs, and Tyco Merger transaction and integration costs, partially offset by the benefits of continuing global tax planning initiatives and non-U.S. tax rate differentials. For the six months ended March 31, 2017, the Company's effective tax rate for continuing operations was 62%. The effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the pending divestiture of the Scott Safety business, the jurisdictional mix of significant restructuring and impairment costs, and Tyco Merger transaction / integration costs and purchase accounting impacts, partially offset by the benefits of continuing global tax planning initiatives, non-U.S. tax rate differentials and a tax benefit due to changes in entity tax status. For the three and six months ended March 31, 2016, the Company's effective tax rate for continuing operations was 14% and 18%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives and non-U.S. tax rate differentials. The effective tax rate for the six months ended March 31, 2017, increased as compared to the six months ended March 31, 2016, primarily due to the discrete tax items described below, partially offset by tax planning initiatives. The global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner.

In the second quarter of fiscal 2017, the Company recorded a discrete non-cash tax charge of $457 million related to establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries of the Scott Safety business. This business is now reported as net assets held for sale given the announced sale to 3M Company in calendar 2017. Refer to Note 4, "Acquisitions and Divestitures" and Note 5, "Discontinued Operations," of the notes to consolidated financial statements for additional information.

In the second quarter of fiscal 2017, the Company recorded $138 million of transaction and integration costs which generated a $31 million tax benefit.

In the second quarter of fiscal 2017, the Company recorded $99 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $20 million tax benefit, which was impacted by the Company’s current tax position in these jurisdictions.

In the first quarter of fiscal 2017, the Company recorded a discrete tax benefit of $101 million due to changes in entity tax status.

In the first quarter of fiscal 2017, the Company recorded $130 million of transaction and integration costs which generated an $11 million tax benefit.

In the first quarter of fiscal 2017, the Company recorded $78 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $14 million tax benefit, which was impacted by the Company’s current tax position in these jurisdictions.

In the second quarter of fiscal 2016, the Company recorded $60 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $12 million tax benefit, which was impacted by the geographic mix, the Company’s current tax position in these jurisdictions and the underlying tax basis in the impaired assets.

Loss From Discontinued Operations, Net of Tax

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Loss from discontinued operations, net of tax	$—	$(725)	*	$(34)	$(538)	*

* Measure not meaningful

Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Income from continuing operations attributable to noncontrolling interests	$33	$38	-13%	$73	$61	20%
Income from discontinued operations attributable to noncontrolling interests	—	23	*	9	40	-78%

* Measure not meaningful

The decrease in income from continuing operations attributable to noncontrolling interests for the three months ended March 31, 2017, was primarily due to the mix of earnings and underlying tax rates related to the JCH joint venture in the Building Technologies & Solutions business. The increase in income from continuing operations attributable to noncontrolling interests for the six months ended March 31, 2017, was primarily due to higher net income related to the JCH joint venture in the Building Technologies & Solutions business.

Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income (Loss) Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Net income (loss) attributable to Johnson Controls	$(148)	$(530)	*	$181	$(80)	*

* Measure not meaningful

The increase in net income attributable to Johnson Controls for the three and six months ended March 31, 2017 was primarily due to incremental operating income as a result of the Tyco Merger and a prior year loss from discontinued operations, partially offset by an increase in the income tax provision and higher net financing charges. Diluted earnings (loss) per share attributable to Johnson Controls for the three months ended March 31, 2017 was $(0.16) compared to $(0.81) for the three months ended March 31, 2016. Diluted earnings (loss) per share attributable to Johnson Controls for the six months ended March 31, 2017 was $0.19 compared to $(0.12) for the six months ended March 31, 2016.

Comprehensive Income (Loss) Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Comprehensive income (loss) attributable to Johnson Controls	$98	$(351)	*	$(234)	$(62)	*

* Measure not meaningful

The increase in comprehensive income attributable to Johnson Controls for the three months ended March 31, 2017 was primarily due to lower net loss attributable to Johnson Controls ($382 million) and an increase in other comprehensive income attributable to Johnson Controls ($67 million) resulting primarily from favorable foreign currency translation adjustments. These year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the Brazilian real, euro and Japanese yen currencies against the U.S. dollar.

The decrease in comprehensive income attributable to Johnson Controls for the six months ended March 31, 2017 was primarily due to an increase in other comprehensive loss attributable to Johnson Controls ($433 million) resulting primarily from unfavorable foreign currency translation adjustments, partially offset by higher net income attributable to Johnson Controls ($261 million). These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound, euro and Japanese yen currencies against the U.S. dollar.

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

Building Technologies & Solutions - Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Building Efficiency
Systems and Service North America	$1,047	$1,034	1%	$1,975	$2,018	-2%
Products North America	585	546	7%	1,128	1,103	2%
Asia	1,173	1,162	1%	2,215	2,154	3%
Rest of World	424	408	4%	822	831	-1%
	3,229	3,150	3%	6,140	6,106	1%
Tyco	2,342	—	*	4,617	—	*
	$5,571	$3,150	77%	$10,757	$6,106	76%
* Measure not meaningful

Three Months:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($24 million), and the favorable impact of foreign currency translation ($3 million), partially offset by a prior year business divestiture ($14 million). The increase in volumes was primarily attributable to market share changes.

•
The increase in Products North America was due to higher volumes ($42 million), partially offset by a prior year business divestiture ($2 million) and the unfavorable impact of foreign currency translation ($1 million). The increase in volumes was primarily attributable to market share changes and new product offerings.

•
The increase in Asia was due to the favorable impact of foreign currency translation ($12 million) and higher service volumes ($10 million), partially offset by lower volumes related to a business deconsolidation ($11 million). The increase in volumes was primarily due to favorable local market conditions.

•
The increase in Rest of World was due to higher volumes in Europe ($23 million), the Middle East ($3 million) and Latin America ($3 million), partially offset by a prior year business divestiture ($9 million) and the unfavorable impact of foreign currency translation ($4 million). The increase in volumes was primarily due to favorable local market conditions.

•	The increase in Tyco was due to incremental sales related to the Tyco Merger ($2,342 million).

Year-to-Date:

•
The decrease in Systems and Service North America was due to a prior year business divestiture ($28 million), and lower volumes of controls systems and service ($18 million), partially offset by the favorable impact of foreign currency translation ($3 million). The decrease in volumes was primarily attributable to lower performance contracting activity.

•
The increase in Products North America was due to higher volumes ($32 million), partially offset by a prior year business divestiture ($5 million) and the unfavorable impact of foreign currency translation ($2 million). The increase in volumes was primarily attributable to market share changes and new product offerings.

•
The increase in Asia was due to the favorable impact of foreign currency translation ($41 million), higher service volumes ($21 million), and higher volumes of equipment and control systems ($17 million), partially offset by lower volumes related to a business deconsolidation ($18 million). The increase in volumes was primarily due to favorable local market conditions.

•
The decrease in Rest of World was due to lower volumes in the Middle East ($17 million), a prior year business divestiture ($16 million) and the unfavorable impact of foreign currency translation ($11 million), partially offset by higher volumes in Europe ($25 million) and Latin America ($10 million).

•	The increase in Tyco was due to incremental sales related to the Tyco Merger ($4,617 million).

Building Technologies & Solutions - Segment EBITA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Building Efficiency
Systems and Service North America	$90	$101	-11%	$165	$200	-18%
Products North America	57	47	21%	94	80	18%
Asia	118	118	0%	237	188	26%
Rest of World	9	10	-10%	(1)	7	*
	274	276	-1%	495	475	4%
Tyco	379	—	*	593	—	*
	$653	$276	*	$1,088	$475	*
* Measure not meaningful

Three Months:

•
The decrease in Systems and Service North America was due to higher operating costs as a result of mix and channel investments ($19 million), current year transaction costs ($1 million) and a prior year business divestiture ($1 million), partially offset by higher volumes ($6 million), and lower selling, general and administrative expenses ($4 million).

•
The increase in Products North America was due to higher volumes ($11 million), lower operating costs ($6 million), and favorable pricing and mix ($3 million), partially offset by higher selling, general and administrative expenses ($4 million), current year integration costs ($3 million), current year transaction costs ($2 million) and the unfavorable impact of foreign currency translation ($1 million).

•
Asia was level with the prior year due to lower selling, general and administrative expenses as a result of productivity savings ($19 million), prior year integration costs ($5 million), higher volumes ($2 million), the favorable impact of foreign currency translation ($2 million), higher equity income ($1 million) and prior year transaction costs ($1 million), offset by higher operating costs due to mix and product investments ($30 million).

•
The decrease in Rest of World was due to a prior year gain on acquisition of a partially-owned affiliate ($4 million), higher operating costs ($2 million), lower equity income ($2 million), a prior year business divestiture ($1 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($7 million), and lower selling, general and administrative expenses ($2 million).

•
The increase in Tyco was due to incremental operating income related to the Tyco Merger ($348 million) and the impact of nonrecurring purchasing accounting adjustments ($51 million), partially offset by current year integration costs ($14 million) and current year transaction costs ($6 million).

Year-to-Date:

•
The decrease in Systems and Service North America was due to higher operating costs as a result of mix and channel investments ($29 million), lower volumes ($6 million), current year integration costs ($3 million), current year transaction costs ($3 million) and a prior year business divestiture ($2 million), partially offset by lower selling, general and administrative expenses ($8 million).

•
The increase in Products North America was due to lower operating costs as a result of cost reduction initiatives ($15 million), higher volumes ($7 million), and favorable pricing and mix ($2 million), partially offset by current year integration costs ($4 million), current year transaction costs ($3 million), the unfavorable impact of foreign currency translation ($2 million) and lower equity income ($1 million).

•
The increase in Asia was due to lower selling, general and administrative expenses as a result of productivity savings ($26 million), higher equity income ($14 million), prior year transaction costs ($10 million), higher volumes ($9 million) and prior year integration costs ($8 million), partially offset by higher operating costs due to mix and product investments ($18 million).

•
The decrease in Rest of World was due to lower equity income ($8 million), a prior year gain on acquisition of a partially-owned affiliate ($4 million), higher operating costs ($3 million), the unfavorable impact of foreign currency translation ($2 million), a prior year business divestiture ($1 million) and current year integration costs ($1 million), partially offset by lower selling, general and administrative expenses ($9 million), and higher volumes ($2 million).

•
The increase in Tyco was due to incremental operating income related to the Tyco Merger ($697 million), partially offset by the impact of nonrecurring purchasing accounting adjustments ($61 million), current year integration costs ($23 million) and current year transaction costs ($20 million).

Power Solutions

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2017	2016	Change	2017	2016	Change

Net sales	$1,696	$1,583	7%	$3,596	$3,323	8%
Segment EBITA	303	282	7%	692	642	8%

Three Months:

•
Net sales increased due to the impact of higher lead costs on pricing ($127 million), and favorable pricing and product mix ($30 million), partially offset by lower volumes ($40 million) and the unfavorable impact of foreign currency translation ($4 million). The decrease in volumes was driven by changes in customer demand patterns in North America and China, partially offset by an increase in start-stop battery volumes. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA increased due to favorable pricing and product mix net of lead cost increases ($19 million), higher equity income ($14 million), and lower selling, general and administrative expenses as a result of productivity savings ($10 million), partially offset by lower volumes ($12 million) and higher operating costs ($10 million).

Year-to-Date:

•
Net sales increased due to the impact of higher lead costs on pricing ($174 million), favorable pricing and product mix ($58 million), and higher volumes ($56 million), partially offset by the unfavorable impact of foreign currency translation ($15 million). The increase in volumes was driven by start-stop battery volumes and growth in China. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA increased due to favorable pricing and product mix net of lead cost increases ($40 million), higher equity income ($18 million), higher volumes ($15 million), and lower selling, general and administrative expenses as a result of productivity savings ($9 million), partially offset by higher operating costs primarily driven by efforts to satisfy growing customer demand ($29 million), the unfavorable impact of foreign currency translation ($2 million) and transaction costs ($1 million).

Backlog

The Company's backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At March 31, 2017, the backlog was $8.3 billion and reflects harmonization of the Company's method for determining backlog subsequent to the Tyco Merger. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned during the fiscal year.

Financial Condition

Working Capital

	March 31,	September 30,
(in millions)	2017	2016	Change

Current assets	$13,229	$17,109
Current liabilities	(10,742)	(16,331)
	2,487	778	*

Less: Cash	(412)	(579)
Add: Short-term debt	1,124	1,078
Add: Current portion of long-term debt	542	628
Less: Assets held for sale	(2,037)	(5,812)
Add: Liabilities held for sale	237	4,276
Working capital (as defined)	$1,941	$369	*

Accounts receivable - net	$6,094	$6,394	-5%
Inventories	3,138	2,888	9%
Accounts payable	3,720	4,000	-7%

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

•
Excluding the impact of amounts classified as held for sale, the increase in working capital at March 31, 2017 as compared to September 30, 2016 was primarily due to income tax payments related to the Adient spin-off, a decrease in accounts payable due to timing of supplier payments and an increase in inventory due to changes in production levels.

•
The Company’s days sales in accounts receivable at March 31, 2017 were 65 days, higher than 61 days at September 30, 2016. There have been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended March 31, 2017 were lower than the comparable period ended September 30, 2016, primarily due to changes in inventory production levels.

•	Days in accounts payable at March 31, 2017 were 63 days, lower than 69 days at the comparable period ended September 30, 2016.

Cash Flows

	Six Months Ended March 31,
(in millions)	2017	2016

Cash provided (used) by operating activities	$(1,536)	$621
Cash used by investing activities	(472)	(617)
Cash provided (used) by financing activities	1,761	(234)
Capital expenditures	(634)	(543)

•
The increase in cash used by operating activities for the six months ended March 31, 2017 was primarily due to higher income tax payments primarily due to the Adient spin-off ($1.2 billion in the first quarter of fiscal 2017), and unfavorable changes in accounts payable and accrued liabilities, other assets and inventories.

•
The decrease in cash used by investing activities for the six months ended March 31, 2017 was primarily due to cash received from a business divestiture in the current year and cash paid for the JCH joint venture in the prior year, partially offset by an increase in capital expenditures.

•
The increase in cash provided by financing activities for the six months ended March 31, 2017 was primarily due to the dividend from the Adient spin-off and an increase in long-term debt, partially offset by a decrease in short-term debt and cash transferred to Adient related to the spin-off.

•
The increase in capital expenditures for the six months ended March 31, 2017 primarily relates to Tyco capital investments in the current year and higher capital investments in the Building Efficiency business.

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

In the first and second quarters of fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $38 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $15 million was recorded in the first quarter and $23 million was recorded in the second quarter. Of the total impairment charges, $20 million related to the Building Efficiency Products North

America segment, $17 million related to Corporate assets and $1 million related to the Tyco segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second quarter of fiscal 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $15 million of asset impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment and $3 million related to the Building Efficiency Rest of World segment. In addition, the Company recorded $14 million of asset impairments within discontinued operations related to Adient in the second quarter of fiscal 2016. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At March 31, 2017 and 2016, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets

Capitalization

	March 31,	September 30,
(in millions)	2017	2016	Change

Short-term debt	$1,124	$1,078
Current portion of long-term debt	542	628
Long-term debt	11,810	11,053
Total debt	13,476	12,759	6%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	19,388	24,118	-20%

Total capitalization	$32,864	$36,877	-11%

Total debt as a % of total capitalization	41%	35%

•
The Company believes the percentage of total debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
Shareholders' equity attributable to Johnson Controls ordinary shareholders decreased as a result of the Adient spin-off in October 2016. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information.

•
In connection with the Tyco Merger, on December 28, 2016, the Company completed its offers to exchange all validly tendered and accepted notes of certain series (the "existing notes") issued by JCI Inc. or Tyco International Finance S.A. ("TIFSA"), as applicable, each of which is a wholly owned subsidiary of the Company, for new notes (the New Notes) to be issued by the Company, and the related solicitation of consents to amend the indentures governing the existing notes (the offers to exchange and the related consent solicitation together the "exchange offers"). Pursuant to the exchange offers, the Company exchanged approximately $5.6 billion of $6.0 billion in aggregate principal amount of dollar denominated notes and approximately 423 million euro of 500 million euro in aggregate principal amount of euro denominated notes. All validly tendered and accepted existing notes have been canceled. Immediately following such cancellation, $380.9 million aggregate principal amount of existing notes (not including the TIFSA Euro Notes) remained outstanding across seventeen series of dollar-denominated existing notes and 77.4 million euro aggregate principal amount of TIFSA Euro Notes remained outstanding across one series. In connection with the settlement of the exchange offers, the New Notes were registered under the Securities Act of 1933 and their terms are described in the Company’s Prospectus dated December 19, 2016, as filed with the SEC under Rule 424(b)(3) of the Act on that date. The issuance of the New Notes occurred on December 28, 2016. The New Notes are unsecured and unsubordinated obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company issued from time to time.

•
In March 2017, the Company issued one billion euro in principal amount of 1.0% senior unsecured fixed rate notes due in fiscal 2023. Proceeds from the issuance were used to repay existing debt and for other general corporate purposes.

•	In March 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in March 2018. As of March 31, 2017, there were no draws on the facility.

•	In March 2017, the Company retired $46 million in principal amount, plus accrued interest, of its 2.355% fixed rate notes that matured in March 2017.

•	In March 2017 and February 2017, the Company repurchased, at a discount, 15 million euro of its TIFSA 1.375% fixed rate notes, plus accrued interest, scheduled to mature in February 2025.

•
In February 2017, the Company issued $500 million aggregate principal amount of 4.5% senior unsecured fixed rate notes due in fiscal 2047. Proceeds from the issuance were used to repay outstanding commercial paper borrowings and for other general corporate purposes.

•	In February 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in February 2018. As of March 31, 2017, there were no draws on the facility.

•
In January 2017, the Company entered into a 364-day $250 million committed revolving credit facility scheduled to expire in January 2018. As of March 31, 2017, there were no draws on the facility outstanding.

•	In December 2016, the Company retired $400 million in principal amount, plus accrued interest, of its 2.6% fixed rate notes that matured in December 2016.

•
In December 2016, the Company entered into a 364-day 100 million euro floating rate term loan scheduled to mature in December 2017. Proceeds from the term loan were used for general corporate purposes. Principal and accrued interest were fully repaid in March 2017.

•	In December 2016, a $100 million committed revolving credit facility expired. There were no draws on the facility.

•	In November 2016, the Company fully repaid its 37 billion yen syndicated floating rate term loan, plus accrued interest, scheduled to mature in June 2020.

•	In November 2016, a $35 million committed revolving credit facility expired. There were no draws on the facility.

•	In October 2016, the Company repaid two ten-month floating rate term loans totaling $325 million, plus accrued interest, scheduled to mature in October 2016.

•	In October 2016, the Company repaid a nine-month $100 million floating rate term loan, plus accrued interest, scheduled to mature in November 2016.

•	In October 2016, the Company repaid a nine-month 100 million euro floating rate term loan, plus accrued interest, scheduled to mature in October 2016.

•
The Company also selectively makes use of short-term credit lines other than its revolving credit facilities at the Company and TSarl. The Company estimates that, as of March 31, 2017, it could borrow up to $1.4 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at March 31, 2017 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2017 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and TSarl are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.0 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facility as of March 31, 2017 and September 30, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company earns a significant amount of its operating income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested. However, in fiscal 2017, the Company provided income tax expense related to a change in the Company’s assertion over the outside basis difference of the Scott Safety business as a result of the pending divestiture. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. However, in fiscal 2016, the Company did provide income tax expense related to a change in the Company's assertion over a portion of the permanently reinvested earnings as a result of the planned spin-off of the Automotive Experience business. Except as noted, the Company’s intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital in the U.S. than is generated by operations in the U.S., the Company could elect to raise capital in the U.S. through debt or equity issuances. In addition, should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. This alternative could result in increased interest expense or other dilution of the Company’s earnings.

•
The Company’s debt financial covenant in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's, revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. The TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of March 31, 2017, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

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

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 was effective retrospectively for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, but did impact pension asset disclosures.

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

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component of net periodic benefit cost to be presented with other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU also allows only the service cost component of net periodic benefit cost to be eligible for capitalization. The guidance will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance will be effective retrospectively except for the capitalization of the service cost component which should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory." The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements. The Company has started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. The new guidance will require the Company to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. The Company expects the new guidance will have a material impact on its consolidated statements of financial position for the addition of right-of-use assets and lease liabilities, but the Company does not expect it to have a material impact on its consolidated statements of income.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including marketable securities. ASU No. 2016-01 will be effective for the Company for the quarter ending December 31, 2018, and early adoption is not permitted, with certain exceptions. The changes are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The impact of this guidance for the Company will depend on the magnitude of the unrealized gains and losses on the Company's marketable securities investments.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU

No. 2015-14. The Company has elected to adopt the new revenue guidance as of October 1, 2018.  In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and is in the process of evaluating the impact of the new revenue standard. Based on its procedures to date, the Company cannot quantify the potential impact the new revenue standard will have to its consolidated financial statements. The Company will decide which retrospective application to apply once its revenue standard assessment is finalized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of March 31, 2017, reserves for environmental liabilities totaled $46 million, of which $9 million was recorded within other current liabilities and $37 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At March 31, 2017, the Company recorded conditional asset retirement obligations of $72 million.

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

As of March 31, 2017, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position is $152 million. The net liability within the consolidated statements of financial position is comprised of a liability for pending and future claims and related defense costs of $540 million, of which $35 million is recorded in other current liabilities and $505 million is recorded in other noncurrent liabilities. The Company also maintains separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $388 million, of which $57 million is recorded in other current assets, and $331 million is recorded in other noncurrent assets. Assets include $33 million of cash and $258 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at March 31, 2017 is $97 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of March 31, 2017 are appropriate.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, property and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At March 31, 2017, the insurable liabilities for continuing operations totaled $468 million, of which $86 million was recorded within other current liabilities, $32 million was recorded within accrued compensation and benefits, and $350 million and was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at March 31, 2017 was $48 million, of which $30 million was recorded within other current assets and $18 million was recorded within other noncurrent assets. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

Other Matters

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, Inc., the individual members of its board of directors, the Company and the Company's merger subsidiary as defendants. The complaint alleged that Johnson Controls Inc.'s directors breached their fiduciary duties in connection with the merger between Johnson Controls Inc. and the Company's merger subsidiary by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in the joint proxy statement/prospectus relating to the merger. The complaint further alleged that the Company aided and abetted Johnson Controls Inc.'s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger. On August 8, 2016, the plaintiffs agreed to settle the action and release all claims that were or could have been brought by plaintiffs or any member of the putative class of Johnson Controls Inc.'s shareholders. The settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement. On November 10, 2016, the parties filed a joint status report notifying the court they had reached such agreement. On November 22, 2016, the court ordered that a proposed stipulation of settlement be filed by March 15, 2017 and scheduled a status hearing for April 20, 2017. On March 10, 2017, the parties filed a joint letter requesting that the filing and hearing be adjourned and that the parties be allowed an additional 90 days to update the court in light of the Gumm v. Molinaroli action proceeding in federal court, discussed below. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement. In either event, or certain other circumstances, the settlement could be terminated.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. The court held a hearing on the preliminary injunction motion on January 4, 2017, and on January 25, 2017, the judge denied the plaintiffs' motion. Plaintiffs filed an amended complaint on February 15, 2017, and the Company filed a motion to dismiss on April 3, 2017. Although the Company believes it has substantial defenses to plaintiffs’ claims, it is not able to predict the outcome of this action.

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

In April 2017, the Company announced its intention to utilize up to $750 million of the $1 billion authorization during fiscal 2017. Shares may be repurchased from time to time in open market purchases at prevailing market prices, in negotiated transactions off the market, or pursuant to a trading plan in accordance with applicable regulations.

From time to time, the Company uses equity swaps to reduce market risk associated with its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of equity swaps move in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount.

In connection with equity swap agreements, the counterparty may purchase unlimited shares of the Company’s stock in the market or in privately negotiated transactions. Under these arrangements, the Company disclaims that the counterparty in the agreement is an "affiliated purchaser" of the Company as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act or that the counterparty is purchasing any shares for the Company. The Company had no outstanding equity swaps as of and during the three months ended March 31, 2017.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program. There were no purchases of the Company’s ordinary shares by counterparties under equity swap agreements during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/17 - 1/31/17
Purchases by Company	543,501	$43.16	543,501	$514,613,327
2/1/17 - 2/28/17
Purchases by Company	643,916	42.14	643,916	487,478,331
3/1/17 - 3/31/17
Purchases by Company	1,637,997	41.68	1,637,997	419,202,343

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 78 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: May 4, 2017	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS INTERNATIONAL PLC
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Second Supplemental Indenture, dated February 7, 2017, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2017).

4.2
Third Supplemental Indenture, dated March 15, 2017, among Johnson Controls International plc, U.S. Bank National Association, as trustee and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 15, 2017).

10.1	Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Stock and Incentive Plan (filed herewith) *

10.2	Johnson Controls International plc 2012 Share and Incentive Plan, amended and restated as of March 8, 2017 (filed herewith) *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.