Form 10-Q
period 2017-06-30
Johnson Controls International plc
filed 2017-08-03
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at June 30, 2017
Ordinary Shares, $0.01 par value per share	932,398,758

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	June 30, 2017	September 30, 2016
Assets

Cash and cash equivalents	$458	$579
Accounts receivable - net	6,443	6,394
Inventories	3,384	2,888
Assets held for sale	2,082	5,812
Other current assets	1,595	1,436
Current assets	13,962	17,109

Property, plant and equipment - net	5,870	5,632
Goodwill	19,619	21,024
Other intangible assets - net	6,727	7,540
Investments in partially-owned affiliates	1,159	990
Noncurrent assets held for sale	—	7,374
Other noncurrent assets	3,349	3,510
Total assets	$50,686	$63,179

Liabilities and Equity

Short-term debt	$1,956	$1,078
Current portion of long-term debt	543	628
Accounts payable	3,764	4,000
Accrued compensation and benefits	1,004	1,333
Liabilities held for sale	247	4,276
Other current liabilities	4,001	5,016
Current liabilities	11,515	16,331

Long-term debt	11,772	11,053
Pension and postretirement benefits	1,330	1,550
Noncurrent liabilities held for sale	—	3,888
Other noncurrent liabilities	5,265	5,033
Long-term liabilities	18,367	21,524

Commitments and contingencies (Note 22)

Redeemable noncontrolling interests	189	234

Ordinary shares, $0.01 par value	9	9
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(481)	(20)
Capital in excess of par value	16,343	16,105
Retained earnings	4,589	9,177
Accumulated other comprehensive loss	(729)	(1,153)
Shareholders’ equity attributable to Johnson Controls	19,731	24,118
Noncontrolling interests	884	972
Total equity	20,615	25,090
Total liabilities and equity	$50,686	$63,179
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales
Products and systems*	$5,825	$4,196	$16,578	$11,879
Services*	1,858	958	5,458	2,704
	7,683	5,154	22,036	14,583
Cost of sales
Products and systems*	4,132	3,068	11,919	8,759
Services*	1,120	664	3,291	1,858
	5,252	3,732	15,210	10,617

Gross profit	2,431	1,422	6,826	3,966

Selling, general and administrative expenses	(1,609)	(895)	(4,905)	(2,641)
Restructuring and impairment costs	(49)	(27)	(226)	(87)
Net financing charges	(124)	(65)	(376)	(202)
Equity income	69	45	177	127

Income from continuing operations before income taxes	718	480	1,496	1,163

Income tax provision	89	78	570	202

Income from continuing operations	629	402	926	961

Income (loss) from discontinued operations, net of tax (Note 5)	—	57	(34)	(481)

Net income	629	459	892	480

Income from continuing operations attributable to noncontrolling interests	74	55	147	116

Income from discontinued operations attributable to noncontrolling interests	—	21	9	61

Net income attributable to Johnson Controls	$555	$383	$736	$303

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$555	$347	$779	$845
Income (loss) from discontinued operations	—	36	(43)	(542)
Net income	$555	$383	$736	$303

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.59	$0.54	$0.83	$1.31
Discontinued operations	0.00	0.06	(0.05)	(0.84)
Net income **	$0.59	$0.59	$0.79	$0.47

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.59	$0.53	$0.82	$1.30
Discontinued operations	0.00	0.06	(0.05)	(0.83)
Net income **	$0.59	$0.59	$0.78	$0.47

*	Products and systems consist of Building Technologies & Solutions and Power Solutions products and systems. Services are Building Technologies & Solutions technical services.
**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Net income	$629	$459	$892	$480

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	285	(141)	(166)	(115)
Realized and unrealized gains (losses) on derivatives	(9)	4	(13)	6
Realized and unrealized gains (losses) on marketable securities	(3)	—	6	—

Other comprehensive income (loss)	273	(137)	(173)	(109)

Total comprehensive income	902	322	719	371

Comprehensive income attributable to noncontrolling interests	89	74	140	185

Comprehensive income attributable to Johnson Controls	$813	$248	$579	$186

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2017	2016
Operating Activities
Net income attributable to Johnson Controls	$736	$303
Income from continuing operations attributable to noncontrolling interests	147	116
Income from discontinued operations attributable to noncontrolling interests	9	61
Net income	892	480
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	919	680
Pension and postretirement benefit income	(184)	(47)
Pension and postretirement contributions	(275)	(94)
Equity in earnings of partially-owned affiliates, net of dividends received	(166)	(202)
Deferred income taxes	1,056	336
Non-cash restructuring and impairment charges	70	80
Gain on divestitures	—	(14)
Fair value adjustment of equity investment	—	(4)
Equity-based compensation	114	76
Other	3	(4)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(319)	(113)
Inventories	(585)	(233)
Other assets	(258)	(47)
Restructuring reserves	22	68
Accounts payable and accrued liabilities	(608)	(43)
Accrued income taxes	(2,002)	(223)
Cash provided (used) by operating activities	(1,321)	696

Investing Activities
Capital expenditures	(996)	(822)
Sale of property, plant and equipment	23	28
Acquisition of businesses, net of cash acquired	(6)	(133)
Business divestitures	180	54
Changes in long-term investments	(33)	—
Other	—	2
Cash used by investing activities	(832)	(871)

Financing Activities
Increase in short-term debt - net	887	2,085
Increase in long-term debt	1,553	—
Repayment of long-term debt	(972)	(824)
Debt financing costs	(18)	—
Stock repurchases	(426)	(475)
Payment of cash dividends	(469)	(544)
Proceeds from the exercise of stock options	130	34
Change in noncontrolling interest share	8	(2)
Dividends paid to noncontrolling interests	(78)	(240)
Dividend from Adient spin-off	2,050	—
Cash transferred to Adient related to spin-off	(665)	—
Cash paid related to prior acquisitions	(75)	—
Other	(10)	6
Cash provided by financing activities	1,915	40
Effect of exchange rate changes on cash and cash equivalents	12	5
Cash held for sale	105	(76)
Decrease in cash and cash equivalents	(121)	(206)
Cash and cash equivalents at beginning of period	579	553
Cash and cash equivalents at end of period	$458	$347

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

1.	Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on November 23, 2016, portions of which (including Part I, Item 1. Business and Item 3. Legal Proceedings, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis, and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on February 23, 2017. The results of operations for the three and nine month periods ended June 30, 2017 are not necessarily indicative of results for the Company’s 2017 fiscal year because of seasonal and other factors.

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
June 30, 2017
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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in one VIE for the reporting period ended June 30, 2017 and three VIEs for the reporting period ended  September 30, 2016, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

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

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the three and nine month periods ended June 30, 2017 and 2016 was not material. The VIE is named as a co-obligor under a third party debt agreement in the amount of $166 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $37 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	June 30, 2017	September 30, 2016

Current assets	$2	$284
Noncurrent assets	53	98
Total assets	$55	$382

Current liabilities	$4	$230
Noncurrent liabilities	43	29
Total liabilities	$47	$259

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balances of $63 million and $59 million at June 30, 2017 and September 30, 2016 respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At June 30, 2017, the Company held restricted cash of approximately $37 million, of which $28 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash restricted for payment of asbestos liabilities. At September 30, 2016, the Company held restricted cash of approximately $88 million, of which $79 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash held in escrow from business divestitures and cash restricted for payment of asbestos liabilities.

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
June 30, 2017
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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, "Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting." The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require a reporting entity to apply modification accounting. ASU No. 2017-09 will be effective prospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted. The impact of this guidance for the Company is dependent on any future share-based payment award changes, should they occur.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company has elected to adopt the new revenue guidance as of October 1, 2018.  In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and is in the process of evaluating the impact of the new revenue standard. Based on its procedures to date, the Company cannot quantify the potential impact the new revenue standard will have to its consolidated financial statements. The Company will decide which retrospective application to apply once its revenue standard assessment is finalized.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Fair Value of Assets Acquired and Liabilities Assumed

The Company accounted for the Merger with Tyco as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their preliminary respective fair values as of the acquisition date.

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

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash and cash equivalents	$489
Accounts receivable	2,084
Inventories	815
Other current assets	610
Property, plant, and equipment - net	1,219
Goodwill	16,203
Intangible assets - net	6,304
Other noncurrent assets	536
Total assets acquired	$28,260

Short-term debt	$462
Accounts payable	725
Accrued compensation and benefits	312
Other current liabilities	1,444
Long-term debt	6,416
Long-term deferred tax liabilities	847
Long-term pension and postretirement benefits	774
Other noncurrent liabilities	1,436
Total liabilities acquired	$12,416
Noncontrolling interests	37
Net assets acquired	$15,807
Cash consideration paid to JCI Inc. shareholders	3,864
Total fair value of consideration transferred	$19,671

In connection with the Merger, the Company recorded goodwill of $16.2 billion, which is attributable primarily to expected synergies, expanded market opportunities, and other benefits that the Company believes will result from combining its operations with the operations of Tyco. The goodwill created in the Merger is not deductible for tax purposes and is subject to potential significant changes as the purchase price allocation is completed. Goodwill has preliminarily been allocated to the Tyco segment based on how the business was reviewed by the Company's Chief Operating Decision Maker as shown in Note 8, "Goodwill and Other Intangible Assets." In connection with the Tyco Merger, the Company recorded a reduction in goodwill of $160 million in the first nine months of fiscal 2017 related to purchase price allocations.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

The preliminary purchase price allocation to identifiable intangible assets acquired are as follows:

	Preliminary Fair Value (in millions)	Weighted Average Life (in years)
Customer relationships	$2,280	12
Completed technology	1,580	11
Other definite-lived intangibles	214	7
Indefinite-lived trademarks	2,080
Other indefinite-lived intangibles	90
In-process research and development	60
Total identifiable intangible assets	$6,304

4.	Acquisitions and Divestitures

In the first nine months of fiscal 2017, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $9 million, $6 million of which was paid in the nine months ended June 30, 2017. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $2 million.

In the second quarter of fiscal 2017, the Company announced it signed a definitive agreement to sell its Scott Safety business to 3M Company for approximately $2.0 billion. Net cash proceeds from the transaction are expected to approximate $1.8 to $1.9 billion. Scott Safety is a leader in the design, manufacture and sale of high performance respiratory protection, gas and flame detection, thermal imaging and other critical products for fire services, law enforcement, industrial, oil and gas, chemical, armed forces, and homeland defense end markets. The transaction is expected to close in the first quarter of fiscal 2018, subject to customary closing conditions including required regulatory approval. The Scott Safety business is included in the Tyco segment and is reported within assets and liabilities held for sale in the consolidated statements of financial position as of June 30, 2017. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's net assets held for sale.

In the second quarter of fiscal 2017, the Company completed the sale of its ADT security business in South Africa within the Tyco segment. The selling price, net of cash divested, was $129 million, all of which was received in the nine months ended June 30, 2017. In connection with the sale, the Company reduced goodwill in assets held for sale by $92 million. The divestiture was not material to the Company's consolidated financial statements.

In the first nine months of fiscal 2017, the Company completed one additional divestiture for a sales price of $4 million, all of which was received in the nine months ended June 30, 2017. The divestiture decreased the Company's ownership from a controlling to noncontrolling interest, and as a result, the Company deconsolidated cash of $5 million. The divestiture was not material to the Company's consolidated financial statements.

In the first nine months of fiscal 2017, the Company received $52 million in net cash proceeds related to prior year business divestitures.

In the first quarter of fiscal 2016, the Company formed a joint venture with Hitachi to expand its Building Efficiency product offerings. The Company acquired a 60% ownership interest in the new entity for approximately $208 million ($638 million purchase price less cash acquired of $430 million), $133 million of which was paid in the nine months ended June 30, 2016 and $75 million was paid in the nine months ended June 30, 2017. In connection with the acquisition, the Company recorded goodwill of $253 million related to purchase price allocations.

In the first nine months of fiscal 2016, the Company completed one additional acquisition for a purchase price, net of cash acquired, of $3 million, none of which was paid as of June 30, 2016. The acquisition was not material to the Company's consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $4 million. The acquisition increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

a non-cash gain of $4 million in equity income for the Building Efficiency Rest of World segment to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

In the three months ended June 30, 2016, the Company completed a divestiture for a sales price of $16 million, $14 million of which was received as of June 30, 2016. The divestiture was not material to the Company's consolidated financial statements. In connection with the divestiture, the Company recorded a gain of $14 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $3 million in the Building Efficiency Systems and Service North America segment.

In the first nine months of fiscal 2016, the Company received $40 million in cash proceeds related to prior year business divestitures.

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

The following table summarizes the results of Adient, reclassified as discontinued operations for the nine month period ended June 30, 2017, and the three and nine month periods ended June 30, 2016 (in millions). As the Adient spin-off occurred on October 31, 2016, there is only one month of Adient results included in the nine month period ended June 30, 2017.

	Three Months Ended June 30,	Nine Months Ended June 30,
	2016	2017	2016

Net sales	$4,362	$1,434	$12,893

Income from discontinued operations before income taxes	185	1	520
Provision for income taxes on discontinued operations	128	35	1,001
Income from discontinued operations attributable to noncontrolling interests, net of tax	21	9	61
Income (loss) from discontinued operations	$36	$(43)	$(542)

For the nine months ended June 30, 2017, the income from discontinued operations before income taxes included separation costs of $79 million. For the three and nine months ended June 30, 2016, the income from discontinued operations before income taxes included separation costs of $127 million and $287 million, respectively.

For the nine months ended June 30, 2017, the effective tax rate was more than the U.S. federal statutory rate of 35% primarily due to the tax impacts of separation costs and Adient spin-off related tax expense, partially offset by non-U.S. tax rate differentials. For the three months ended June 30, 2016, the effective tax rate was more than the U.S. federal statutory rate of 35% primarily due to $85 million of income tax expense for changes in entity status, the jurisdictional mix of restructuring and impairment costs, and the tax impacts of separation costs, partially offset by non-U.S. tax rate differentials. For the nine months ended June 30, 2016, the effective tax rate was more than the U.S. federal statutory rate of 35% primarily due to $780 million of income tax expense recorded on foreign undistributed earnings of certain non-U.S. subsidiaries, $85 million of income tax expense for changes in entity status, the jurisdictional mix of restructuring and impairment costs, and the tax impacts of separation costs, partially offset by non-U.S. tax rate differentials.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
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

The following table summarizes depreciation and amortization, capital expenditures, and significant operating and investing noncash items related to Adient for the nine month period ended June 30, 2017, and the three and nine month periods ended June 30, 2016 (in millions):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2016	2017	2016

Depreciation and amortization	$86	$29	$257
Equity in earnings of partially-owned affiliates	(89)	(31)	(260)
Deferred income taxes	(9)	562	756
Non-cash restructuring and impairment charges	1	—	15
Equity-based compensation	4	1	11
Accrued income taxes	—	(808)	—
Capital expenditures	(96)	(91)	(271)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
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

During the second quarter of fiscal 2017, the Company signed a definitive agreement to sell its Scott Safety business of the Tyco segment to 3M Company. The transaction is expected to close in the first quarter of fiscal 2018, subject to customary closing conditions including required regulatory approval. The assets and liabilities of this business were presented as held for sale in the consolidated statements of financial position as of June 30, 2017. The business did not meet the criteria to be classified as a discontinued operation as the divestiture of the Scott Safety business will not have a major effect on the Company’s operations and financial results.

The following table summarizes the carrying value of the Tyco segment assets and liabilities held for sale at June 30, 2017 and September 30, 2016 (in millions):

	June 30, 2017	September 30, 2016

Accounts receivable - net	$101	$9
Inventories	73	7
Other current assets	8	3
Property, plant and equipment - net	76	15
Goodwill	1,270	89
Other intangible assets - net	554	30
Other noncurrent assets	—	4
Assets held for sale	$2,082	$157

Accounts payable	$34	$9
Accrued compensation and benefits	10	—
Other current liabilities	22	19
Other noncurrent liabilities	181	—
Liabilities held for sale	$247	$28

At September 30, 2016, $17 million of certain Corporate assets were classified as held for sale. The assets were sold during the second quarter of fiscal 2017.

6.	Percentage-of-Completion Contracts

The Building Technologies & Solutions business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within other current liabilities in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $951 million and $841 million at June 30, 2017 and September 30, 2016, respectively. Billings in excess of costs and earnings related to these contracts were $448 million and $431 million at June 30, 2017 and September 30, 2016, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

7.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2017	September 30, 2016

Raw materials and supplies	$800	$852
Work-in-process	683	503
Finished goods	1,901	1,533
Inventories	$3,384	$2,888

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine month period ended June 30, 2017 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				June 30,
	2016				2017

Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$975	$—	$—	$—	$975
Products North America	1,697	1	—	2	1,700
Asia	657	—	—	(23)	634
Rest of World	301	1	—	4	306
Tyco	16,308	(160)	(1,270)	40	14,918
Power Solutions	1,086	—	—	—	1,086
Total	$21,024	$(158)	$(1,270)	$23	$19,619

At September 30, 2016, accumulated goodwill impairment charges included $47 million related to the Building Efficiency Rest of World - Latin America reporting unit. The nine months ended June 30, 2017 Tyco business divestiture amount includes $1,270 million of goodwill transferred to assets held for sale on the consolidated statements of financial position. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	June 30, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,231	$(129)	$1,102	$1,528	$(24)	$1,504
Customer relationships	3,116	(397)	2,719	3,168	(226)	2,942
Miscellaneous	526	(244)	282	519	(130)	389
Total amortized intangible assets	4,873	(770)	4,103	5,215	(380)	4,835
Unamortized intangible assets
Trademarks/trade names	2,497	—	2,497	2,555	—	2,555
Miscellaneous	127	—	127	150	—	150
Total intangible assets	$7,497	$(770)	$6,727	$7,920	$(380)	$7,540

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Amortization of other intangible assets included within continuing operations for the three month periods ended June 30, 2017 and 2016 was $108 million and $22 million, respectively. Amortization of other intangible assets included within continuing operations for the nine month periods ended June 30, 2017 and 2016 was $383 million and $62 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2018, 2019, 2020, 2021 and 2022 will be approximately $389 million, $379 million, $366 million, $367 million and $360 million per year, respectively.

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2017, the Company committed to a significant restructuring plan (2017 Plan) and recorded $226 million of restructuring and impairment costs in the consolidated statements of income, of which $78 million was recorded in the first quarter, $99 million was recorded in the second quarter and $49 million was recorded in the third quarter of fiscal 2017. This is the total amount incurred to date for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $79 million related to Corporate, $73 million related to the Tyco segment, $27 million related to the Building Efficiency Products North America segment, $20 million related to the Building Efficiency Rest of World segment, $14 million related to the Building Efficiency Systems and Service North America segment, $9 million related to the Building Efficiency Asia segment and $4 million related to the Power Solutions segment. The restructuring actions are expected to be substantially complete in fiscal 2018.

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$62	$15	$1	$78
Utilized—noncash	—	(15)	(1)	(16)
Balance at December 31, 2016	$62	$—	$—	$62
Additional restructuring costs	67	23	9	99
Utilized—cash	(13)	—	—	(13)
Utilized—noncash	—	(23)	—	(23)
Balance at March 31, 2017	$116	$—	$9	$125
Additional restructuring costs	16	31	2	49
Utilized—cash	(34)	—	—	(34)
Utilized—noncash	—	(31)	(1)	(32)
Balance at June 30, 2017	$98	$—	$10	$108

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $288 million of restructuring and impairment costs in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. Of the restructuring and impairment costs recorded, $161 million related to Corporate, $66 million related to the Power Solutions segment, $26 million related to the Building Efficiency Asia segment, $16 million related to the Building Efficiency Rest of World segment, $9 million related to the Building Efficiency Products North America segment, $8 million related to the Tyco segment, and $2 million related to the Building Efficiency Systems and Service North America segment. The restructuring actions are expected to be substantially complete in fiscal 2018. Included in the 2016 Plan is $74 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

Additionally, the Company recorded $332 million of restructuring and impairment costs within discontinued operations related to Adient in fiscal 2016.

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities and Adient liabilities held for sale in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(56)	—	(2)	—	(58)
Utilized—noncash	—	—	—	(1)	(1)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Adjustment to acquired Tyco restructuring reserves	(4)	—	—	—	(4)
Balance at June 30, 2017	$157	$—	$6	$—	$163

The Company's fiscal 2017 and 2016 restructuring plans included workforce reductions of approximately 5,400 employees (4,300 for the Building Technologies & Solutions business and 1,100 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2017, approximately 1,400 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twelve plant closures in the Building Technologies & Solutions business. As of June 30, 2017, four of the twelve plants have been closed.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

10.	Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter. The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company for 11 months of 2016 and due to the Company's current legal entity structure. For the three months ended June 30, 2017, the Company's effective tax rate for continuing operations was 12%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives and non-U.S. tax rate differentials, partially offset by the jurisdictional mix of Tyco Merger transaction and integration costs. For the nine months ended June 30, 2017, the Company's effective tax rate for continuing operations was 38%. The effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the pending divestiture of the Scott Safety business, the jurisdictional mix of significant restructuring and impairment costs, and Tyco Merger transaction /integration costs and purchase accounting impacts, partially offset by the benefits of continuing global tax planning initiatives, non-U.S. tax rate differentials and a tax benefit due to changes in entity tax status. For the three and nine months ended June 30, 2016, the Company's effective tax rate for continuing operations was 16% and 17%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives and non-U.S. tax rate differentials, partially offset by the tax impact of transaction and separation costs.

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

Uncertain Tax Positions

At September 30, 2016, exclusive of items included in noncurrent liabilities held for sale, the Company had gross tax effected unrecognized tax benefits of $1,706 million, of which $1,604 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2016 was approximately $55 million (net of tax benefit). The interest and penalties accrued during the nine months ended June 30, 2017 and 2016 were not material. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2010 through 2014 are currently under exam by the Internal Revenue Service ("IRS"). Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2016
Brazil	2011 - 2012
Canada	2012 - 2014
France	2010 - 2015
Germany	2007 - 2015
Spain	2010 - 2014
United Kingdom	2011 - 2014

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could be up to a $200 million impact to tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Impacts of Tax Legislation

On October 13, 2016, the U.S. Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will have a material impact on its consolidated financial statements.

During the nine months ended June 30, 2017 and 2016, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Other Tax Matters

In the third quarter of fiscal 2017, the Company recorded $70 million of transaction and integration costs which generated an $11 million tax benefit.

In the third quarter of fiscal 2017, the Company recorded $49 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $15 million tax benefit.

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

In the third quarter of fiscal 2016, the Company recorded $27 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $12 million tax benefit, which was impacted by the geographic mix and the Company’s current tax position in these jurisdictions.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Service cost	$4	$4	$13	$12
Interest cost	28	26	85	76
Expected return on plan assets	(57)	(47)	(174)	(139)
Net actuarial (gain) loss	45	—	(90)	—
Settlement (gain) loss	1	—	(8)	—
Net periodic benefit cost (credit)	$21	$(17)	$(174)	$(51)

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Service cost	$8	$4	$24	$9
Interest cost	13	7	36	19
Expected return on plan assets	(23)	(7)	(68)	(22)
Net periodic benefit cost (credit)	$(2)	$4	$(8)	$6

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Service cost	$—	$1	$1	$1
Interest cost	1	2	4	5
Expected return on plan assets	(2)	(3)	(7)	(7)
Amortization of prior service credit	—	—	—	(1)
Net periodic benefit credit	$(1)	$—	$(2)	$(2)

During the three and nine months ended June 30, 2017, the amount of lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial (gains) losses of $45 million and $(90) million, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

Other financing arrangements

In June 2017, the Company partially repaid $135 million of the $4.0 billion floating rate term loan scheduled to mature in March 2020.

In March 2017, the Company issued one billion euro in principal amount of 1.0% senior unsecured fixed rate notes due in fiscal 2023. Proceeds from the issuance were used to repay existing debt and for other general corporate purposes.

In March 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in March 2018. As of June 30, 2017, there were no draws on the facility.

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

In February 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in February 2018. As of June 30, 2017, there were no draws on the facility.

In January 2017, the Company entered into a 364-day $250 million committed revolving credit facility scheduled to expire in January 2018. As of June 30, 2017, there were no draws on the facility outstanding.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and nine month periods ended June 30, 2017 and 2016 contained the following components (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Interest expense, net of capitalized interest costs	$115	$66	$343	$203
Banking fees and bond cost amortization	14	7	55	19
Interest income	(4)	(4)	(16)	(8)
Net foreign exchange results for financing activities	(1)	(4)	(6)	(12)
Net financing charges	$124	$65	$376	$202

Net financing charges for the nine month period ended June 30, 2017 included $17 million of transaction costs related primarily to the debt exchange offers.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

13.	Stock-Based Compensation

References to the Company's stock throughout Note 13 refer to stock of JCI Inc. prior to the Tyco Merger date of September 2, 2016 (the "Merger Date") and to ordinary shares of the Company subsequent to the Merger Date.

During September 2016, the Board of Directors of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based compensation awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the nine month periods ended June 30, 2017 and 2016 is presented below:

	Nine Months Ended June 30,
	2017		2016
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	2,841,686	$7.81	961,705	$13.14
Stock appreciation rights	15,693	8.28	54,749	13.15
Restricted stock/units	1,671,677	41.75	2,290,575	43.68
Performance shares	846,725	48.40	—	—

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

	Nine Months Ended June 30,
	2017	2016
Expected life of option (years)	4.75 & 6.5	6.4
Risk-free interest rate	1.23% - 1.93%	1.64%
Expected volatility of the Company’s stock	24.60%	36.00%
Expected dividend yield on the Company’s stock	2.21%	2.11%

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
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

Nine Months Ended June 30, 2017
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
June 30, 2017
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Income Available to Ordinary Shareholders
Income from continuing operations	$555	$347	$779	$845
Income (loss) from discontinued operations	—	36	(43)	(542)
Basic and diluted income available to shareholders	$555	$383	$736	$303

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	935.4	644.9	937.2	647.0
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	9.0	4.8	9.6	4.5
Diluted weighted average shares outstanding	944.4	649.7	946.8	651.5

Antidilutive Securities
Options to purchase shares	0.1	0.1	0.1	0.2

During the three months ended June 30, 2017 and 2016, the Company declared a dividend of $0.25 and $0.29, respectively, per share. During the nine months ended June 30, 2017 and 2016, the Company declared dividends totaling $0.75 and $0.87, respectively, per share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

15.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, March 31	$19,388	$813	$20,201	$9,984	$898	$10,882
Total comprehensive income (loss):
Net income	555	66	621	383	59	442
Foreign currency translation adjustments	268	3	271	(141)	3	(138)
Realized and unrealized gains (losses) on derivatives	(7)	(1)	(8)	6	(2)	4
Realized and unrealized losses on marketable securities	(3)	—	(3)	—	—	—
Other comprehensive income (loss)	258	2	260	(135)	1	(134)
Comprehensive income	813	68	881	248	60	308

Other changes in equity:
Cash dividends—ordinary shares	(234)	—	(234)	(189)	—	(189)
Dividends attributable to noncontrolling interests	—	—	—	—	(35)	(35)
Repurchases of ordinary shares	(307)	—	(307)	(475)	—	(475)
Change in noncontrolling interest share	—	3	3	—	1	1
Other, including options exercised	71	—	71	31	—	31
Ending balance, June 30	$19,731	$884	$20,615	$9,599	$924	$10,523

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$24,118	$972	$25,090	$10,376	$163	$10,539
Total comprehensive income (loss):
Net income	736	127	863	303	129	432
Foreign currency translation adjustments	(150)	(22)	(172)	(126)	12	(114)
Realized and unrealized gains (losses) on derivatives	(13)	1	(12)	9	(1)	8
Realized and unrealized gains on marketable securities	6	—	6	—	—	—
Other comprehensive income (loss)	(157)	(21)	(178)	(117)	11	(106)
Comprehensive income	579	106	685	186	140	326

Other changes in equity:
Cash dividends—ordinary shares	(705)	—	(705)	(566)	—	(566)
Dividends attributable to noncontrolling interests	—	(47)	(47)	—	(71)	(71)
Repurchases of ordinary shares	(426)	—	(426)	(475)	—	(475)
Change in noncontrolling interest share	—	(9)	(9)	—	692	692
Spin-off of Adient	(4,038)	(138)	(4,176)	—	—	—
Other, including options exercised	203	—	203	78	—	78
Ending balance, June 30	$19,731	$884	$20,615	$9,599	$924	$10,523

As previously disclosed, on October 31, 2016, the Company completed the Adient spin-off. As a result of the spin-off, the Company divested net assets of $4,038 million.

As previously disclosed, on October 1, 2015, the Company formed a joint venture with Hitachi. In connection with the acquisition, the Company recorded equity attributable to noncontrolling interests of $679 million.

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three month period ended June 30, 2017 and 2016, the Company repurchased $307 million and $475 million of its shares, respectively. For the nine month periods ended June 30, 2017 and 2016, the Company repurchased $426 million and $475 million of its shares, respectively.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended June 30,
	2017	2016

Beginning balance, March 31	$168	$237
Net income	8	17
Foreign currency translation adjustments	14	(3)
Realized and unrealized losses on derivatives	(1)	—
Ending balance, June 30	$189	$251

	Nine Months Ended June 30,
	2017	2016

Beginning balance, September 30	$234	$212
Net income	29	48
Foreign currency translation adjustments	6	(1)
Realized and unrealized losses on derivatives	(1)	(2)
Dividends	(43)	(6)
Spin-off of Adient	(36)	—
Ending balance, June 30	$189	$251

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

The following schedules present changes in accumulated other comprehensive income (AOCI) attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended June 30,
	2017	2016

Foreign currency translation adjustments
Balance at beginning of period	$(1,007)	$(1,032)
Aggregate adjustment for the period (net of tax effect of $(5) and $(5))	268	(141)
Balance at end of period	(739)	(1,173)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	14	(4)
Current period changes in fair value (net of tax effect of $(1) and $(1))	(1)	(3)
Reclassification to income (net of tax effect of $(5) and $1) *	(6)	9
Balance at end of period	7	2

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	8	—
Current period changes in fair value (net of tax effect of $1)	(3)	—
Balance at end of period	5	—

Pension and postretirement plans
Balance at beginning of period	(2)	(3)
Reclassification to income (net of tax effect of $0) **	—	—
Balance at end of period	(2)	(3)

Accumulated other comprehensive loss, end of period	$(729)	$(1,174)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

	Nine Months Ended June 30,
	2017	2016

Foreign currency translation adjustments
Balance at beginning of period	$(1,152)	$(1,047)
Aggregate adjustment for the period (net of tax effect of $0 and $(4))	(150)	(126)
Adient spin-off impact (net of tax effect of $0)	563	—
Balance at end of period	(739)	(1,173)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	(7)
Current period changes in fair value (net of tax effect of $3 and $(2))	6	(9)
Reclassification to income (net of tax effect of $(12) and $5) *	(19)	18
Adient spin-off impact (net of tax effect of $6 and $0)	16	—
Balance at end of period	7	2

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	(1)	—
Current period changes in fair value (net of tax effect of $1)	6	—
Balance at end of period	5	—

Pension and postretirement plans
Balance at beginning of period	(4)	(3)
Reclassification to income (net of tax effect of $0) **	—	(1)
Adient spin-off impact (net of tax effect of $0)	2	—
Other changes (net of tax effect of $0)	—	1
Balance at end of period	(2)	(3)

Accumulated other comprehensive loss, end of period	$(729)	$(1,174)

* Refer to Note 16, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** Refer to Note 11, "Pension and Postretirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the three and nine months ended June 30, 2016, the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses on the consolidated statements of income.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and nine months ended June 30, 2017 and 2016.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and polypropylene in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices during the three and nine months ended June 30, 2017 and 2016.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

		Volume Outstanding as of
Commodity	Units	June 30, 2017	September 30, 2016

Copper	Pounds	6,200,000	5,849,000
Polypropylene	Pounds	18,000,000	—
Lead	Metric Tons	8,645	5,185
Aluminum	Metric Tons	2,860	2,620
Tin	Metric Tons	2,225	185

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

Fair Value Hedges

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes that matured in December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. In December 2016, the four remaining outstanding interest rate swaps were terminated. The Company had no interest rate swaps outstanding at June 30, 2017. There were eight interest rate swaps outstanding as of September 30, 2016.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. At June 30, 2017, the Company had one billion euro and 485 million euro bonds designated as net investment hedges in the Company's net investment in Europe. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2017, the Company hedged approximately 1.4 million shares of its ordinary shares. As of September 30, 2016, the Company had no equity swaps outstanding.

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

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	September 30,
	2017	2016	2017	2016
Other current assets
Foreign currency exchange derivatives	$7	$41	$26	$49
Commodity derivatives	3	4	—	—
Other noncurrent assets
Interest rate swaps	—	1	—	—
Equity swap	—	—	59	—
Total assets	$10	$46	$85	$49

Other current liabilities
Foreign currency exchange derivatives	$6	$48	$13	$18
Commodity derivatives	1	—	—	—
Liabilities held for sale
Foreign currency exchange derivatives	—	—	—	5
Current portion of long-term debt
Fixed rate debt swapped to floating	—	551	—	—
Long-term debt
Foreign currency denominated debt	1,693	938	—	—
Fixed rate debt swapped to floating	—	301	—	—
Noncurrent liabilities held for sale
Foreign currency denominated debt	—	1,119	—	—
Total liabilities	$1,700	$2,957	$13	$23

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
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

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of June 30, 2017 and September 30, 2016, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	June 30,	September 30,	June 30,	September 30,
	2017	2016	2017	2016
Gross amount recognized	$95	$95	$1,713	$2,980
Gross amount eligible for offsetting	(18)	(21)	(18)	(21)
Net amount	$77	$74	$1,695	$2,959

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the effective portion of pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three and nine months ended June 30, 2017 and 2016 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Foreign currency exchange derivatives	$(3)	$(5)	$3	$(11)
Commodity derivatives	1	1	6	—
Total	$(2)	$(4)	$9	$(11)

The following tables present the location and amount of the effective portion of pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three and nine months ended June 30, 2017 and 2016 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2017	2016	2017	2016
Foreign currency exchange derivatives	Cost of sales	$8	$2	$24	$11
Foreign currency exchange derivatives	Loss from discontinued operations	—	(10)	—	(24)
Commodity derivatives	Cost of sales	3	(2)	7	(11)
Forward treasury locks	Net financing charges	—	—	—	1
Total		$11	$(10)	$31	$(23)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

 The following table presents the location and amount of pre-tax gains (losses) on fair value hedges recognized in the Company’s consolidated statements of income for the three and nine months ended June 30, 2017 and 2016 (in millions):

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2017	2016	2017	2016
Interest rate swap	Net financing charges	$—	$—	$(1)	$(3)
Fixed rate debt swapped to floating	Net financing charges	—	—	2	3
Total		$—	$—	$1	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three and nine months ended June 30, 2017 and 2016 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2017	2016	2017	2016
Foreign currency exchange derivatives	Cost of sales	$(4)	$1	$(1)	$4
Foreign currency exchange derivatives	Net financing charges	51	(14)	60	(21)
Foreign currency exchange derivatives	Income tax provision	1	5	(2)	5
Foreign currency exchange derivatives	Income (loss) from discontinued operations	—	(5)	5	(16)
Equity swap	Selling, general and administrative	2	20	2	12
Total		$50	$7	$64	$(16)

The effective portion of pre-tax gains (losses) recorded in foreign currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges were $(105) million and $(36) million for the three months ended June 30, 2017 and 2016, respectively. The effective portion of pre-tax gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges were $(77) million and $(62) million for the for the nine months ended June 30, 2017 and 2016, respectively. For the three and nine months ended June 30, 2017 and 2016, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2017 and September 30, 2016 (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$33	$—	$33	$—
Commodity derivatives	3	—	3	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Investments in marketable common stock	15	15	—	—
Deferred compensation plan assets	89	89	—	—
Exchange traded funds (fixed income)[1]	154	154	—	—
Exchange traded funds (equity)[1]	96	96	—	—
Equity swap	59	59	—	—
Total assets	$463	$427	$36	$—
Other current liabilities
Foreign currency exchange derivatives	$19	$—	$19	$—
Commodity derivatives	1	—	1	—
Long-term debt
Foreign currency denominated debt	1,693	1,693	—	—
Total liabilities	$1,713	$1,693	$20	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Deferred compensation plan assets: Assets held in the deferred compensation plans will be used to pay benefits under certain of the Company's non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges and are valued using a market approach based on the quoted market prices.

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. There was an unrealized gain recorded on these investments of $5 million as of June 30, 2017 within AOCI in the consolidated statements of financial position. There was an unrealized loss recorded on these investments of $1 million as of September 30, 2016 within AOCI in the consolidated statements of financial position.

Foreign currency denominated debt: The Company has entered into a foreign currency denominated debt obligation to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effect of the debt obligation are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. The foreign denominated debt obligation is remeasured to current exchange rates under a market approach using publicized spot prices. At June 30, 2017, the Company had one billion euro and 485 million euro bonds designated as net investment hedges in the Company's net investment in Europe. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt was $12.6 billion and $15.7 billion at June 30, 2017 and September 30, 2016, respectively. The fair value of public debt was $8.7 billion and $9.7 billion, at June 30, 2017 and September 30, 2016, respectively, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was $3.9 billion and $6.0 billion at June 30, 2017 and September 30, 2016, respectively, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

In the first, second and third quarters of fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $69 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $15 million was recorded in the first quarter, $23 million was recorded in the second quarter and $31 million was recorded in the third quarter. Of the total impairment charges, $27 million related to the Tyco segment, $20 million related to the Building Efficiency Products North America segment, $17 million related to Corporate assets, $4 million related to the Power Solutions segment, and $1 million related to the Building Efficiency Systems and Services North America segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second and third quarters of fiscal 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

result, the Company reviewed the long-lived assets for impairment and recorded $65 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $15 million was recorded in the second quarter and $50 million was recorded in the third quarter. Of the total impairment charge, $50 million related to Corporate assets, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment and $3 million related to the Building Efficiency Rest of World segment. In addition, the Company recorded $15 million of asset impairments within discontinued operations related to Adient in fiscal 2016. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At June 30, 2017 and 2016, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$1,128	$1,113	$3,103	$3,131
Products North America	698	690	1,826	1,793
Asia	1,456	1,361	3,671	3,515
Rest of World	456	471	1,278	1,302
	3,738	3,635	9,878	9,741
Tyco	2,336	—	6,953	—
	6,074	3,635	16,831	9,741
Power Solutions	1,609	1,519	5,205	4,842
Total net sales	$7,683	$5,154	$22,036	$14,583

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

	Segment EBITA
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Building Technologies & Solutions
Building Efficiency
Systems and Service North America	$126	$142	$291	$342
Products North America	98	96	192	176
Asia	246	180	483	368
Rest of World	26	22	25	29
	496	440	991	915
Tyco	416	—	1,009	—
	912	440	2,000	915
Power Solutions	304	280	996	922
Segment EBITA	$1,216	$720	$2,996	$1,837

Corporate expenses	(172)	(126)	(605)	(323)
Amortization of intangible assets	(108)	(22)	(383)	(62)
Restructuring and impairment costs	(49)	(27)	(226)	(87)
Net mark-to-market adjustments on pension plans	(45)	—	90	—
Net financing charges	(124)	(65)	(376)	(202)
Income from continuing operations before income taxes	$718	$480	$1,496	$1,163

20.	Guarantees

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the nine months ended June 30, 2017 and 2016 were as follows (in millions):

	Nine Months Ended June 30,
	2017	2016

Balance at beginning of period	$374	$288
Accruals for warranties issued during the period	221	230
Accruals from acquisition and divestitures (1)	2	53
Accruals related to pre-existing warranties	(5)	(7)
Settlements made (in cash or in kind) during the period	(199)	(220)
Currency translation	(1)	2
Balance at end of period	$392	$346

(1) The nine months ended June 30, 2017 includes $13 million of product warranties transferred to liabilities held for sale on the consolidated statements of financial position. Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2016 and June 30, 2017, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements. In addition, the Company has recorded $11 million of tax indemnification liabilities as of June 30, 2017 related to other divestitures.

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

The TIFSA public debt securities were assumed as part of the Tyco acquisition. Therefore, no consolidating financial information for the period ended June 30, 2016 is presented related to the guarantee of the TIFSA public debt securities. Additional information regarding TIFSA and TIFSCA for the period ended June 24, 2016 can be found in Tyco's Quarterly report on Form 10-Q filed with the SEC on July 29, 2016.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net sales	$—	$—	$—	$7,683	$—	$7,683
Cost of sales	—	—		5,252	—	5,252

Gross profit	—	—	—	2,431	—	2,431

Selling, general and administrative expenses	(1)	—	—	(1,608)	—	(1,609)
Restructuring and impairment costs	—	—	—	(49)	—	(49)
Net financing charges	(59)	(1)	(3)	(61)	—	(124)
Equity income	626	468	68	69	(1,162)	69
Intercompany interest and fees	(11)	89	(5)	(73)	—	—

Income from continuing operations before income taxes	555	556	60	709	(1,162)	718

Income tax provision	—	—	—	89	—	89
Net income	555	556	60	620	(1,162)	629

Income from continuing operations attributable to noncontrolling interests	—	—	—	74	—	74

Net income attributable to Johnson Controls	$555	$556	$60	$546	$(1,162)	$555

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net income	$555	$556	$60	$620	$(1,162)	$629
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	268	(30)	(4)	319	(268)	285
Realized and unrealized losses on derivatives	(7)	—	—	(9)	7	(9)
Realized and unrealized gains (losses) on marketable securities	(3)	—	(6)	3	3	(3)

Other comprehensive income (loss)	258	(30)	(10)	313	(258)	273

Total comprehensive income	813	526	50	933	(1,420)	902

Comprehensive income attributable to noncontrolling interests	—	—	—	89	—	89

Comprehensive income attributable to Johnson Controls	$813	$526	$50	$844	$(1,420)	$813

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended June 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net sales	$—	$—	$—	$22,036	$—	$22,036
Cost of sales	—	—	—	15,210	—	15,210

Gross profit	—	—	—	6,826	—	6,826

Selling, general and administrative expenses	(7)	—	—	(4,898)	—	(4,905)
Restructuring and impairment costs	—	—	—	(226)	—	(226)
Net financing charges	(137)	(1)	(17)	(221)	—	(376)
Equity income (loss)	841	(32)	(433)	177	(376)	177
Intercompany interest and fees	39	162	32	(233)	—	—

Income (loss) from continuing operations before income taxes	736	129	(418)	1,425	(376)	1,496

Income tax provision	—	—	—	570	—	570

Income (loss) from continuing operations	736	129	(418)	855	(376)	926

Income (loss) from sale of intercompany investment, net of tax	—	—	(935)	—	935	—

Loss from discontinued operations, net of tax	—	—	—	(34)	—	(34)

Net income (loss)	736	129	(1,353)	821	559	892

Income from continuing operations attributable to noncontrolling interests	—	—	—	147	—	147
Income from discontinued operations attributable to noncontrolling interests	—	—	—	9	—	9

Net income (loss) attributable to Johnson Controls	$736	$129	$(1,353)	$665	$559	$736

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$736	$129	$(1,353)	$821	$559	$892
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(150)	(37)	22	(151)	150	(166)
Realized and unrealized losses on derivatives	(13)	—	—	(13)	13	(13)
Realized and unrealized gains on marketable securities	6	—	1	5	(6)	6

Other comprehensive income (loss)	(157)	(37)	23	(159)	157	(173)

Total comprehensive income (loss)	579	92	(1,330)	662	716	719

Comprehensive income attributable to noncontrolling interests	—	—	—	140	—	140

Comprehensive income (loss) attributable to Johnson Controls	$579	$92	$(1,330)	$522	$716	$579

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
As of June 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$—	$—	$318	$388	$(248)	$458
Accounts receivable - net	—	—	—	6,443	—	6,443
Inventories	—	—	—	3,384	—	3,384
Intercompany receivables	1,857	1,786	38	8,279	(11,960)	—
Assets held for sale	—	—	—	2,082	—	2,082
Other current assets	40	—	2	1,553	—	1,595
Current assets	$1,897	$1,786	$358	$22,129	$(12,208)	$13,962

Property, plant and equipment - net	—	—	—	5,870	—	5,870
Goodwill	243	—	32	19,344	—	19,619
Other intangible assets - net	—	—	—	6,727	—	6,727
Investments in partially-owned affiliates	—	—	—	1,159	—	1,159
Investments in affiliates	18,098	29,456	22,515	—	(70,069)	—
Intercompany loans receivable	17,862	4,140	2,836	4,688	(29,526)	—
Other noncurrent assets	59	—	12	3,278	—	3,349
Total assets	$38,159	$35,382	$25,753	$63,195	$(111,803)	$50,686

Liabilities and Equity
Short-term debt	$1,592	$76	$—	$536	$(248)	$1,956
Current portion of long-term debt	444	—	18	81	—	543
Accounts payable	—	—	—	3,764	—	3,764
Accrued compensation and benefits	1	—	—	1,003	—	1,004
Liabilities held for sale	—	—	—	247	—	247
Intercompany payables	3,911	1,037	6,001	1,011	(11,960)	—
Other current liabilities	350	3	24	3,624	—	4,001
Current liabilities	6,298	1,116	6,043	10,266	(12,208)	11,515

Long-term debt	7,442	—	153	4,177	—	11,772
Pension and postretirement benefits	—	—	—	1,330	—	1,330
Intercompany loans payable	4,688	17,862	—	6,976	(29,526)	—
Other noncurrent liabilities	—	—	24	5,241	—	5,265
Long-term liabilities	12,130	17,862	177	17,724	(29,526)	18,367

Redeemable noncontrolling interests	—	—	—	189	—	189
Ordinary shares	9	—	—	—	—	9
Ordinary shares held in treasury	(481)	—	—	—	—	(481)
Other shareholders' equity	20,203	16,404	19,533	34,132	(70,069)	20,203
Shareholders’ equity attributable to Johnson Controls	19,731	16,404	19,533	34,132	(70,069)	19,731
Noncontrolling interests	—	—	—	884	—	884
Total equity	19,731	16,404	19,533	35,016	(70,069)	20,615
Total liabilities and equity	$38,159	$35,382	$25,753	$63,195	$(111,803)	$50,686

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Operating Activities
Net cash provided (used) by operating activities	$136	$—	$97	$(1,554)	$—	$(1,321)

Investing Activities
Capital expenditures	—	—	—	(996)	—	(996)
Sale of property, plant and equipment	—	—	—	23	—	23
Acquisition of businesses, net of cash acquired	—	—	(6)	—	—	(6)
Business divestitures	—	—	—	180	—	180
Changes in long-term investments	—	—	(11)	(22)	—	(33)
Net change in intercompany loans receivable	—	—	10	357	(367)	—
Increase in intercompany investment in subsidiaries	(1,924)	(1,716)	(76)	—	3,716	—
Net cash used by investing activities	(1,924)	(1,716)	(83)	(458)	3,349	(832)

Financing Activities
Increase (decrease) in short-term debt - net	1,592	76	—	(533)	(248)	887
Increase in long-term debt	1,544	—	—	9	—	1,553
Repayment of long-term debt	(46)	—	(16)	(910)	—	(972)
Debt financing costs	(17)	—	—	(1)	—	(18)
Stock repurchases	(426)	—	—	—	—	(426)
Payment of cash dividends	(469)	—	—	—	—	(469)
Proceeds from the exercise of stock options	56	—	—	74	—	130
Net change in intercompany loans payable	(357)	—	—	(10)	367	—
Increase in equity from parent	—	1,640	76	2,000	(3,716)	—
Change in noncontrolling interest share	—	—	—	8	—	8
Dividends paid to noncontrolling interests	—	—	—	(78)	—	(78)
Dividend from Adient spin-off	(87)	—	—	2,137	—	2,050
Cash transferred to Adient related to spin-off	—	—	—	(665)	—	(665)
Cash paid related to prior acquisitions	—	—	—	(75)	—	(75)
Other	(13)	—	—	3	—	(10)
Net cash provided by financing activities	1,777	1,716	60	1,959	(3,597)	1,915
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12	—	12
Changes in cash held for sale	—	—	—	105	—	105
Increase (decrease) in cash and cash equivalents	(11)	—	74	64	(248)	(121)
Cash and cash equivalents at beginning of period	11	—	244	324	—	579
Cash and cash equivalents at end of period	$—	$—	$318	$388	$(248)	$458

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
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
June 30, 2017
(unaudited)

22.	Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of June 30, 2017, reserves for environmental liabilities totaled $48 million, of which $12 million was recorded within other current liabilities and $36 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $51 million at September 30, 2016. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At June 30, 2017 and September 30, 2016, the Company recorded conditional asset retirement obligations of $72 million and $74 million, respectively.

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

As of June 30, 2017, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $147 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $535 million, of which $35 million was recorded in other current liabilities and $500 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $388 million, of which $52 million was recorded in other current assets, and $336 million was recorded in other noncurrent assets. Assets included $28 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at June 30, 2017 was $96 million. As of September 30, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $148 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $548 million, of which $35 million was recorded in other current liabilities and $513 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $400 million, of which $41 million was recorded in other current assets, and $359 million was recorded in other noncurrent assets. Assets included $16 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2016 was $120 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of June 30, 2017 and September 30, 2016 are appropriate.

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
June 30, 2017
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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, property and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At June 30, 2017 and September 30, 2016, the insurable liabilities for continuing operations totaled $488 million and $422 million, respectively, of which $86 million and $60 million was recorded within other current liabilities, $30 million and $28 million was recorded within accrued compensation and benefits, and $372 million and $334 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at June 30, 2017 was $49 million, of which $30 million was recorded within other current assets and $19 million was recorded within other noncurrent assets. Insurance receivables recorded at September 30, 2016 were $21 million, primarily recorded within other noncurrent assets. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

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

The net sales to and purchases from related parties for continuing operations included in the consolidated statements of income were $272 million and $64 million, respectively, for the three months ended June 30, 2017; and $277 million and $48 million, respectively, for the three months ended June 30, 2016. The net sales to and purchases from related parties for continuing

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

operations included in the consolidated statements of income were $726 million and $165 million, respectively, for the nine months ended June 30, 2017; and $747 million and $131 million, respectively, for the nine months ended June 30, 2016.

The following table sets forth the amount of accounts receivable due from and payable to related parties for continuing operations in the consolidated statements of financial position (in millions):

	June 30, 2017	September 30, 2016

Receivable from related parties	$99	$66
Payable to related parties	22	11

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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco International plc ("Tyco"), the spin-off of Adient and the expected sale of the Scott Safety business, changes in tax laws, regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in Item 1A of Part I of the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2016 filed with the United States Securities and Exchange Commission (SEC) on November 23, 2016 and available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are only made as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2016 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on November 23, 2016, portions of which (including Part I, Item 1. Business and Item 3. Legal Proceedings, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis, and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on February 23, 2017. References in the following discussion and analysis to "Three Months"(or similar language) refer to the three months ended June 30, 2017 compared to the three months ended June 30, 2016, while references to "Year-to-Date" refer to the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Liquidity and Capital Resources

The Company believes its capital resources and liquidity position at June 30, 2017 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2017 will continue be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and its wholly-owned indirect subsidiary, Tyco International Holding S.à.r.l ("TSarl"), are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.0 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facilities as of June 30, 2017. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

The Company’s debt financial covenant in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's, revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. The TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of June 30, 2017, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2017, the Company believes the long-term rate of return will approximate 7.50%, 3.40% and 5.60% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first nine months of fiscal 2017, the Company made approximately $275 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $317 million in cash to its defined benefit pension plans in fiscal 2017. The Company expects to contribute $4 million in cash to its postretirement plans in fiscal 2017.

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $226 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs from continuing operations by approximately $225 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2018. For fiscal 2017, the savings from continuing operations, net of execution costs, are expected to be approximately 50% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $108 million at June 30, 2017 is expected to be paid in cash.

To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $288 million of restructuring and impairment costs in the consolidated statements of income within continuing operations. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $135 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized by the end of fiscal 2018. For fiscal 2017, the savings from continuing operations, net of execution costs, are expected to be approximately 35% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $163 million at June 30, 2017 is expected to be paid in cash.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Net sales	$7,683	$5,154	49%	$22,036	$14,583	51%

The increase in consolidated net sales for the three months ended June 30, 2017 was due to higher sales in the Building Technologies & Solutions business ($2,469 million) and the Power Solutions business ($95 million), partially offset by the unfavorable impact of foreign currency translation ($35 million). Incremental sales resulted from the Tyco Merger, the impact of higher lead costs on pricing in the Power Solutions business and higher volumes across all Building Efficiency segments. Excluding the impacts of the Tyco Merger and foreign currency translation, consolidated net sales increased 4% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the nine months ended June 30, 2017 was due to higher sales in the Building Technologies & Solutions business ($7,089 million) and the Power Solutions business ($383 million), partially offset by the unfavorable impact of foreign currency translation ($19 million). Incremental sales resulted from the Tyco Merger, the impact of higher lead costs on pricing in the Power Solutions business and higher volumes across all Building Efficiency segments. Excluding the impacts of the Tyco Merger and foreign currency translation, consolidated net sales increased 4% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Cost of sales	$5,252	$3,732	41%	$15,210	$10,617	43%
Gross profit	2,431	1,422	71%	6,826	3,966	72%
% of sales	31.6%	27.6%		31.0%	27.2%

Cost of sales for the three month period ended June 30, 2017 increased as compared to the three month period ended June 30, 2016, and gross profit as a percentage of sales increased by 400 basis points primarily as a result of the Tyco Merger. Gross profit in the Building Technologies & Solutions business increased due to the incremental gross profit related to the Tyco Merger and higher volumes across all Building Efficiency segments. Gross profit in the Power Solutions business was impacted by favorable pricing and product mix net of lead cost increases, partially offset by higher operating costs. Net mark-to-market adjustments on pension plans had an unfavorable impact on cost of sales of $3 million primarily due to a decrease in discount rates. Foreign currency translation had a favorable impact on cost of sales of approximately $24 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment earnings before interest, taxes and amortization (EBITA) by segment.

Cost of sales for the nine month period ended June 30, 2017 increased as compared to the nine month period ended June 30, 2016, and gross profit as a percentage of sales increased by 380 basis points primarily as a result of the Tyco Merger. Gross profit in the Building Technologies & Solutions business increased due to the incremental gross profit related to the Tyco Merger and higher volumes in the Building Efficiency Asia segment, partially offset by higher operating costs in the Building Efficiency Systems and Service North America and Asia segments as a result of product and channel investments. Gross profit in the Power Solutions business was impacted by favorable pricing and product mix net of lead cost increases, partially offset by higher operating costs. Net mark-to-market adjustments on pension plans had a favorable impact on cost of sales of $12 million primarily due to an increase in discount rates. Foreign currency translation had a favorable impact on cost of sales of approximately $9 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Selling, general and administrative expenses	$1,609	$895	80%	$4,905	$2,641	86%
% of sales	20.9%	17.4%		22.3%	18.1%

Selling, general and administrative expenses (SG&A) for the three month period ended June 30, 2017 increased 80% as compared to the three month period ended June 30, 2016. The increase in SG&A was primarily due to incremental SG&A related to the Tyco Merger and net mark-to-market adjustments on pension plans, partially offset by productivity savings and costs synergies. The net mark-to-market adjustments had an unfavorable impact on SG&A of $42 million primarily due to a decrease in discount rates. Foreign currency translation had a favorable impact on SG&A of $4 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

SG&A for the nine month period ended June 30, 2017 increased 86% as compared to the nine month period ended June 30, 2016. The increase in SG&A was primarily due to incremental SG&A related to the Tyco Merger, partially offset by productivity savings and costs synergies as well as net mark-to-market adjustments on pension plans. The net mark-to-market adjustments had a favorable impact on SG&A of $78 million primarily due to an increase in discount rates. Foreign currency translation had an unfavorable impact on SG&A of $3 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Restructuring and impairment costs	$49	$27	81%	$226	$87	*

* Measure not meaningful

Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Net financing charges	$124	$65	91%	$376	$202	86%

Net financing charges were higher for the three month period ended June 30, 2017 primarily due to higher interest rates, and higher average borrowing levels as a result of the debt assumed with the Tyco Merger and new debt issuances in the second quarter of fiscal 2017. Net financing charges were higher for the nine month period ended June 30, 2017 primarily due to higher interest rates, higher average borrowing levels as a result of the debt assumed with the Tyco Merger and new debt issuances in the second quarter of fiscal 2017, and debt exchange offer fees.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Equity income	$69	$45	53%	$177	$127	39%

The increase in equity income for the three and nine months ended June 30, 2017 was primarily due to higher income at certain partially-owned affiliates of the Power Solutions business and the Johnson Controls - Hitachi (JCH) joint venture in the Building Technologies & Solutions business. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Income tax provision	$89	$78	14%	$570	$202	*
Effective tax rate	12%	16%		38%	17%

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

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company for 11 months of 2016 and due to the Company's current legal entity structure. For the three months ended June 30, 2017, the Company's effective tax rate for continuing operations was 12%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives and non-U.S. tax rate differentials, partially offset by the jurisdictional mix of Tyco Merger transaction and integration costs. For the nine months ended June 30, 2017, the Company's effective tax rate for continuing operations was 38%. The effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the pending divestiture of the Scott Safety business, the jurisdictional mix of significant restructuring and impairment costs, and Tyco Merger transaction / integration costs and purchase accounting impacts, partially offset by the benefits of continuing global tax planning initiatives, non-U.S. tax rate differentials and a tax benefit due to changes in entity tax status. For the three and nine months ended June 30, 2016, the Company's effective tax rate for continuing operations was 16% and 17%, respectively. The effective rate was lower than the U.S. federal statutory rate of 35% primarily due to the benefits of continuing global tax planning initiatives and non-U.S. tax rate differentials, partially offset by the tax impact of transaction and separation costs. The effective tax rate for the nine months ended June 30, 2017, increased as compared to the nine months ended June 30, 2016, primarily due to the discrete tax items described below, partially offset by tax planning initiatives. The global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner.

In the third quarter of fiscal 2017, the Company recorded $70 million of transaction and integration costs which generated an $11 million tax benefit.

In the third quarter of fiscal 2017, the Company recorded $49 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $15 million tax benefit.

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

In the third quarter of fiscal 2016, the Company recorded $27 million of significant restructuring and impairment costs. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $12 million tax benefit, which was impacted by the geographic mix and the Company’s current tax position in these jurisdictions.

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

Income (Loss) From Discontinued Operations, Net of Tax

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Income (loss) from discontinued operations, net of tax	$—	$57	*	$(34)	$(481)	*

* Measure not meaningful

Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Income from continuing operations attributable to noncontrolling interests	$74	$55	35%	$147	$116	27%
Income from discontinued operations attributable to noncontrolling interests	—	21	*	9	61	-85%

* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for the three and nine months ended June 30, 2017, was primarily due to higher net income related to the JCH joint venture in the Building Technologies & Solutions business.

Refer to Note 5, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Net income attributable to Johnson Controls	$555	$383	45%	$736	$303	*

* Measure not meaningful

The increase in net income attributable to Johnson Controls for the three months ended June 30, 2017 was primarily due to incremental operating income as a result of the Tyco Merger, partially offset by higher net financing charges. Diluted earnings per share attributable to Johnson Controls for the three months ended June 30, 2017 and 2016 was $0.59.

The increase in net income attributable to Johnson Controls for the nine months ended June 30, 2017 was primarily due to incremental operating income as a result of the Tyco Merger and a prior year loss from discontinued operations, partially offset by an increase in the income tax provision and higher net financing charges. Diluted earnings per share attributable to Johnson Controls for the nine months ended June 30, 2017 was $0.78 compared to $0.47 for the nine months ended June 30, 2016.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Comprehensive income attributable to Johnson Controls	$813	$248	*	$579	$186	*

* Measure not meaningful

The increase in comprehensive income attributable to Johnson Controls for the three months ended June 30, 2017 was primarily due to an increase in other comprehensive income attributable to Johnson Controls ($393 million) resulting primarily from favorable foreign currency translation adjustments and higher net income attributable to Johnson Controls ($172 million). These year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the euro currency against the U.S. dollar.

The increase in comprehensive income attributable to Johnson Controls for the nine months ended June 30, 2017 was primarily due to higher net income attributable to Johnson Controls ($433 million), partially offset by a decrease in other comprehensive loss attributable to Johnson Controls ($40 million) resulting primarily from unfavorable foreign currency translation adjustments. These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the Japanese yen currency against the U.S. dollar.

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

Building Technologies & Solutions - Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Building Efficiency
Systems and Service North America	$1,128	$1,113	1%	$3,103	$3,131	-1%
Products North America	698	690	1%	1,826	1,793	2%
Asia	1,456	1,361	7%	3,671	3,515	4%
Rest of World	456	471	-3%	1,278	1,302	-2%
	3,738	3,635	3%	9,878	9,741	1%
Tyco	2,336	—	*	6,953	—	*
	$6,074	$3,635	67%	$16,831	$9,741	73%
* Measure not meaningful

Three Months:

•
The increase in Systems and Service North America was due to higher volumes of controls systems and service ($22 million), partially offset by a prior year business divestiture ($4 million) and the unfavorable impact of foreign currency translation ($3 million). The increase in volumes was primarily attributable to market growth.

•
The increase in Products North America was due to higher volumes ($12 million), partially offset by a prior year business divestiture ($2 million) and the unfavorable impact of foreign currency translation ($2 million). The increase in volumes was primarily attributable to new product offerings.

•
The increase in Asia was due to higher volumes of equipment and control systems ($119 million) and higher service volumes ($4 million), partially offset by the unfavorable impact of foreign currency translation ($17 million) and lower volumes related to a business deconsolidation ($11 million). The increase in volumes was primarily due to new product offerings and favorable local market conditions.

•
The decrease in Rest of World was due to a prior year business divestiture ($11 million), the unfavorable impact of foreign currency translation ($8 million) and lower volumes in Latin America ($3 million), partially offset by higher volumes in Europe ($5 million) and in the Middle East ($2 million).

•	The increase in Tyco was due to incremental sales related to the Tyco Merger ($2,336 million).

Year-to-Date:

•	The decrease in Systems and Service North America was due to a prior year business divestiture ($32 million), partially offset by higher volumes of controls systems and service ($4 million).

•
The increase in Products North America was due to higher volumes ($44 million), partially offset by a prior year business divestiture ($7 million) and the unfavorable impact of foreign currency translation ($4 million). The increase in volumes was primarily attributable to market share changes and new product offerings.

•
The increase in Asia was due to higher volumes of equipment and control systems ($136 million), higher service volumes ($25 million) and the favorable impact of foreign currency translation ($24 million), partially offset by lower volumes related to a business deconsolidation ($29 million). The increase in volumes was primarily due to new product offerings and favorable local market conditions.

•
The decrease in Rest of World was due to a prior year business divestiture ($27 million), the unfavorable impact of foreign currency translation ($19 million) and lower volumes in the Middle East ($15 million), partially offset by higher volumes in Europe ($30 million) and Latin America ($7 million).

•	The increase in Tyco was due to incremental sales related to the Tyco Merger ($6,953 million).

Building Technologies & Solutions - Segment EBITA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Building Efficiency
Systems and Service North America	$126	$142	-11%	$291	$342	-15%
Products North America	98	96	2%	192	176	9%
Asia	246	180	37%	483	368	31%
Rest of World	26	22	18%	25	29	-14%
	496	440	13%	991	915	8%
Tyco	416	—	*	1,009	—	*
	$912	$440	*	$2,000	$915	*
* Measure not meaningful

Three Months:

•
The decrease in Systems and Service North America was due to a prior year gain on business divestiture ($14 million), higher selling, general and administrative expenses ($5 million), current year transaction costs ($2 million) and current year integration costs ($1 million), partially offset by higher volumes ($6 million).

•
The increase in Products North America was due to favorable mix ($5 million), higher volumes ($3 million) and higher equity income ($1 million), partially offset by higher selling, general and administrative expenses ($4 million), current year transaction costs ($2 million) and current year integration costs ($1 million).

•
The increase in Asia was due to higher volumes ($35 million), higher equity income ($9 million), lower operating costs ($7 million), prior year integration costs ($7 million), lower selling, general and administrative expenses ($6 million), and favorable mix ($4 million), partially offset by the unfavorable impact of foreign currency translation ($2 million).

•
The increase in Rest of World was due to lower selling, general and administrative expenses ($5 million), lower operating costs ($3 million) and higher volumes ($1 million), partially offset by a prior year business divestiture ($2 million), the unfavorable impact of foreign currency translation ($2 million) and current year transaction costs ($1 million).

•
The increase in Tyco was due to incremental income related to the Tyco Merger ($405 million) and the impact of nonrecurring purchasing accounting adjustments ($24 million), partially offset by current year integration costs ($12 million) and current year transaction costs ($1 million).

Year-to-Date:

•
The decrease in Systems and Service North America was due to higher operating costs as a result of channel investments ($29 million), a prior year gain on business divestiture ($14 million), current year transaction costs ($5 million), current year integration costs ($4 million) and a prior year business divestiture ($2 million), partially offset by lower selling, general and administrative expenses ($3 million).

•
The increase in Products North America was due to lower operating costs as a result of cost reduction initiatives ($15 million), higher volumes ($10 million), and favorable mix ($7 million), partially offset by current year transaction costs ($5 million), current year integration costs ($5 million), higher selling, general and administrative expenses ($4 million), and the unfavorable impact of foreign currency translation ($2 million).

•
The increase in Asia was due to higher volumes ($44 million), lower selling, general and administrative expenses as a result of productivity and synergy savings ($32 million), higher equity income ($23 million), prior year integration costs ($15 million), prior year transaction costs ($10 million), and favorable mix ($4 million), partially offset by higher operating costs due to product investments ($11 million) and the unfavorable impact of foreign currency translation ($2 million).

•
The decrease in Rest of World was due to lower equity income ($8 million), a prior year gain on acquisition of a partially-owned affiliate ($4 million), the unfavorable impact of foreign currency translation ($4 million), a prior year business divestiture ($3 million), current year integration costs ($1 million) and current year transaction costs ($1 million), partially offset by lower selling, general and administrative expenses as a result of productivity and synergy savings ($14 million), and higher volumes ($3 million).

•
The increase in Tyco was due to incremental income related to the Tyco Merger ($1,102 million), partially offset by the impact of nonrecurring purchasing accounting adjustments ($37 million), current year integration costs ($35 million) and current year transaction costs ($21 million).

Power Solutions

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change

Net sales	$1,609	$1,519	6%	$5,205	$4,842	7%
Segment EBITA	304	280	9%	996	922	8%

Three Months:

•
Net sales increased due to the impact of higher lead costs on pricing ($124 million), and favorable pricing and product mix ($27 million), partially offset by lower volumes ($56 million) and the unfavorable impact of foreign currency translation ($5 million). The decrease in volumes was driven by changes in customer demand patterns in Europe and North America, partially offset by an increase in start-stop battery volumes. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA increased due to favorable pricing and product mix net of lead cost increases ($41 million), lower selling, general and administrative expenses as a result of productivity savings ($15 million), higher equity income ($12 million) and prior year transaction costs ($1 million), partially offset by higher operating costs primarily driven by efforts to satisfy customer demand ($27 million), lower volumes ($15 million) and the unfavorable impact of foreign currency translation ($3 million).

Year-to-Date:

•
Net sales increased due to the impact of higher lead costs on pricing ($298 million), and favorable pricing and product mix ($85 million), partially offset by the unfavorable impact of foreign currency translation ($20 million). Higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA increased due to favorable pricing and product mix net of lead cost increases ($81 million), higher equity income ($30 million), lower selling, general and administrative expenses as a result of productivity savings ($24 million), and prior year transaction costs ($1 million), partially offset by higher operating costs primarily driven by efforts to satisfy customer demand ($56 million), the unfavorable impact of foreign currency translation ($5 million) and transaction costs ($1 million).

Backlog

The Company's backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At June 30, 2017, the backlog was $8.4 billion and reflects harmonization of the Company's method for determining backlog subsequent to the Tyco Merger. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned during the fiscal year.

Financial Condition

Working Capital

	June 30,	September 30,
(in millions)	2017	2016	Change

Current assets	$13,962	$17,109
Current liabilities	(11,515)	(16,331)
	2,447	778	*

Less: Cash	(458)	(579)
Add: Short-term debt	1,956	1,078
Add: Current portion of long-term debt	543	628
Less: Assets held for sale	(2,082)	(5,812)
Add: Liabilities held for sale	247	4,276
Working capital (as defined)	$2,653	$369	*

Accounts receivable - net	$6,443	$6,394	1%
Inventories	3,384	2,888	17%
Accounts payable	3,764	4,000	-6%

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

•
Excluding the impact of amounts classified as held for sale, the increase in working capital at June 30, 2017, as compared to September 30, 2016, was primarily due to income tax payments related to the Adient spin-off, an increase in inventory to meet anticipated customer demand and a decrease in accounts payable due to timing and mix of supplier payments.

•
The Company’s days sales in accounts receivable at June 30, 2017 were 65 days, higher than 61 days at September 30, 2016. There have been no changes in revenue recognition methods. Increased volumes in certain of the segments and seasonality contributed to the increase.

•
The Company’s inventory turns for the three months ended June 30, 2017 were significantly lower than the comparable period ended September 30, 2016, primarily due to a build of Power Solutions inventory levels to meet customer demand.

•	Days in accounts payable at June 30, 2017 were 63 days, lower than 69 days at the comparable period ended September 30, 2016 due primarily to the mix of payables.

Cash Flows

	Nine Months Ended June 30,
(in millions)	2017	2016

Cash provided (used) by operating activities	$(1,321)	$696
Cash used by investing activities	(832)	(871)
Cash provided by financing activities	1,915	40
Capital expenditures	(996)	(822)

•
The increase in cash used by operating activities for the nine months ended June 30, 2017 was primarily due to higher income tax payments primarily due to the Adient spin-off ($1.2 billion in the first quarter of fiscal 2017) and the movement in trade working capital balances.

•
The decrease in cash used by investing activities for the nine months ended June 30, 2017 was primarily due to cash received from a business divestiture in the current year and cash paid for the JCH joint venture in the prior year, partially offset by an increase in capital expenditures.

•
The increase in cash provided by financing activities for the nine months ended June 30, 2017 was primarily due to the net dividend proceeds from the Adient spin-off and an increase in current year borrowings.

•
The increase in capital expenditures for the nine months ended June 30, 2017 primarily relates to Tyco capital investments in the current year and higher capital investments in the Building Efficiency and Power Solutions businesses.

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

In the first, second and third quarters of fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $69 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $15 million was recorded in the first quarter, $23 million was recorded in the second quarter and $31 million was recorded in the third quarter. Of the total impairment charges, $27 million related to the Tyco segment, $20 million related to the Building Efficiency Products North America segment, $17 million related to Corporate assets, $4 million related to the Power Solutions segment, and $1 million related to the Building Efficiency Systems and Services North America segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second and third quarters of fiscal 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $65 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income, of which $15 million was recorded in the second quarter and $50 million was recorded in the third quarter. Of the total impairment charge, $50 million related to Corporate assets, $8 million related to the Building Efficiency Products North America segment, $4 million related to the Building Efficiency Asia segment and $3 million related to the Building Efficiency Rest of World segment. In addition, the Company recorded $15 million of asset impairments within discontinued operations related to Adient in fiscal 2016. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At June 30, 2017 and 2016, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets

Capitalization

	June 30,	September 30,
(in millions)	2017	2016	Change

Short-term debt	$1,956	$1,078
Current portion of long-term debt	543	628
Long-term debt	11,772	11,053
Total debt	14,271	12,759	12%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	19,731	24,118	-18%

Total capitalization	$34,002	$36,877	-8%

Total debt as a % of total capitalization	42%	35%

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

•	In June 2017, the Company partially repaid $135 million of the $4.0 billion floating rate term loan scheduled to mature in March 2020.

•
In March 2017, the Company issued one billion euro in principal amount of 1.0% senior unsecured fixed rate notes due in fiscal 2023. Proceeds from the issuance were used to repay existing debt and for other general corporate purposes.

•	In March 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in March 2018. As of June 30, 2017, there were no draws on the facility.

•	In March 2017, the Company retired $46 million in principal amount, plus accrued interest, of its 2.355% fixed rate notes that matured in March 2017.

•	In March 2017 and February 2017, the Company repurchased, at a discount, 15 million euro of its TIFSA 1.375% fixed rate notes, plus accrued interest, scheduled to mature in February 2025.

•
In February 2017, the Company issued $500 million aggregate principal amount of 4.5% senior unsecured fixed rate notes due in fiscal 2047. Proceeds from the issuance were used to repay outstanding commercial paper borrowings and for other general corporate purposes.

•	In February 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in February 2018. As of June 30, 2017, there were no draws on the facility.

•
In January 2017, the Company entered into a 364-day $250 million committed revolving credit facility scheduled to expire in January 2018. As of June 30, 2017, there were no draws on the facility outstanding.

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

•
The Company also selectively makes use of short-term credit lines other than its revolving credit facilities at the Company and TSarl. The Company estimates that, as of June 30, 2017, it could borrow up to $1.4 billion based on average borrowing levels during the quarter on committed credit lines.

•
The Company believes its capital resources and liquidity position at June 30, 2017 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2017 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and TSarl are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.0 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facility as of June 30, 2017 and September 30, 2016. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenant in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification (ASC) 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's, revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. The TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of June 30, 2017, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, "Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting." The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require a reporting entity to apply modification accounting. ASU No. 2017-09 will be effective prospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted. The impact of this guidance for the Company is dependent on any future share-based payment award changes, should they occur.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company has elected to adopt the new revenue guidance as of October 1, 2018.  In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and is in the process of evaluating the impact of the new revenue standard. Based on its procedures to date, the Company cannot quantify the potential impact the new revenue standard will have to its consolidated financial statements. The Company will decide which retrospective application to apply once its revenue standard assessment is finalized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of June 30, 2017, reserves for environmental liabilities totaled $48 million, of which $12 million was recorded within other current liabilities and $36 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At June 30, 2017, the Company recorded conditional asset retirement obligations of $72 million.

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

As of June 30, 2017, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $147 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $535 million, of which $35 million was recorded in other current liabilities and $500 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $388 million, of which $52 million was recorded in other current assets, and $336 million was recorded in other noncurrent assets. Assets included $28 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at June 30, 2017 was $96 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of June 30, 2017 are appropriate.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, property and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At June 30, 2017, the insurable liabilities for continuing operations totaled $488 million, of which $86 million was recorded within other current liabilities, $30 million was recorded within accrued compensation and benefits, and $372 million and was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at June 30, 2017 was $49 million, of which $30 million was recorded within other current assets and $19 million was recorded within other noncurrent assets. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

Other Matters

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, Inc., the individual members of its board of directors, the Company and the Company's merger subsidiary as defendants. The complaint alleged that Johnson Controls Inc.'s directors breached their fiduciary duties in connection with the merger between Johnson Controls Inc. and the Company's merger subsidiary by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in the joint proxy statement/prospectus relating to the merger. The complaint further alleged that the Company aided and abetted Johnson Controls Inc.'s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger. On August 8, 2016, the plaintiffs agreed to settle the action and release all claims that were or could have been brought by plaintiffs or any member of the putative class of Johnson Controls Inc.'s shareholders. The settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement. On November 10, 2016, the parties filed a joint status report notifying the court they had reached such agreement. On November 22, 2016, the court ordered that a proposed stipulation of settlement be filed by March 15, 2017 and scheduled a status hearing for April 20, 2017. On March 10, 2017, the parties filed a joint letter requesting that the filing and hearing be adjourned and that the parties be allowed an additional 90 days to update the court in light of the Gumm v. Molinaroli action proceeding in federal court, discussed below. The status hearing has subsequently been rescheduled for November 28, 2017. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement. In either event, or certain other circumstances, the settlement could be terminated.

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

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program and purchases of the Company’s ordinary shares by counterparties under equity swap agreements during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/17 - 4/30/17
Purchases by Company	2,297,518	$41.56	2,297,518	$323,713,654
5/1/17 - 5/31/17
Purchases by Company	2,323,600	42.02	2,323,600	226,081,436
6/1/17 - 6/30/17
Purchases by Company	2,725,244	41.85	2,725,244	112,026,022
4/1/17 - 4/30/17
Purchases by affiliated purchaser	—	—	—	NA
5/1/17 - 5/31/17
Purchases by affiliated purchaser	1,372,000	42.21	—	NA
6/1/17 - 6/30/17
Purchases by affiliated purchaser	—	—	—	NA

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 80 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: August 3, 2017	By:	/s/ Brian J. Stief
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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.