Form 10-K
period 2017-09-30
Johnson Controls International plc
filed 2017-11-21
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2017
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
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

Emerging growth company	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2017, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $39.5 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2017, 925,435,012 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 7, 2018 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2017

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco International plc ("Tyco"), the spin-off of Adient, changes in tax laws, regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are only made as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 1978, the Company acquired Globe-Union, Inc., a Wisconsin-based manufacturer of automotive batteries for both the replacement and original equipment markets. The Company entered the automotive seating industry in 1985 with the acquisition of Michigan-based Hoover Universal, Inc. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning ("HVAC") and refrigeration equipment and services. In 2014, the Company acquired Air Distribution Technologies, Inc. ("ADTi"), one of the largest independent providers of air distribution and ventilation products in North America. On October 1, 2015, the Company formed a joint venture with Hitachi to expand its building related product offerings.

In the fourth quarter of fiscal 2016, Johnson Controls, Inc. ("JCI Inc.") and Tyco completed their combination with JCI Inc. merging with a wholly owned, indirect subsidiary of Tyco (the "Merger"). Following the Merger, Tyco changed its name to “Johnson Controls International plc” and JCI Inc. is a wholly-owned subsidiary of Johnson Controls International plc. The Merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." JCI Inc. was the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of JCI Inc. for periods prior to this transaction are considered to be the historic financial statements of the Company. Refer to Note 2, "Merger Transaction," of the notes to consolidated financial statements for additional information.

The acquisition of Tyco brings together best-in-class product, technology and service capabilities across controls, fire, security, HVAC, power solutions and energy storage, to serve various end-markets including large institutions, commercial buildings, retail, industrial, small business and residential.  The combination of the Tyco and Johnson Controls buildings platforms creates opportunities for near-term growth through cross-selling, complementary branch and channel networks, and expanded global reach for established businesses. The new Company benefits by combining innovation capabilities and pipelines involving new products, advanced solutions for smart buildings and cities, value-added services driven by advanced data and analytics and connectivity between buildings and energy storage through infrastructure integration.

On October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc ("Adient") and the issuance of ordinary shares of Adient directly to holders of Johnson Controls ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the Company's shareholders received one ordinary share of Adient plc for every 10 ordinary shares of Johnson Controls held as of the close of business on October 19, 2016, the record date for the distribution. Company shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange ("NYSE") under the symbol "ADNT". The Company did not retain any equity interest in Adient plc. Adient's historical financial statements are reflected in the Company's consolidated financial statements as a discontinued operation.

The Building Technologies & Solutions ("Buildings") business is a global market leader in engineering, developing, manufacturing and installing building products and systems around the world, including HVAC equipment, HVAC controls, energy-management systems, security systems, fire detection systems and fire suppression solutions. The Buildings business further serves customers by providing technical services (in the HVAC, security and fire-protection space), energy-management consulting and data-driven solutions via its recently launch data-enabled business. Finally, the Company is a North American market leader in residential air conditioning and heating systems and a global market leader in industrial refrigeration products.

The Power Solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. The Company serves both automotive original equipment manufacturers ("OEMs") and the general vehicle battery aftermarket. The Company also supplies advanced battery technologies to power start-stop, hybrid and electric vehicles.

Financial Information About Business Segments

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined, effective with the segment reorganization described below, that it has five reportable segments for financial reporting purposes. The Company’s five reportable segments are presented in the context of its two primary businesses - Building Technologies & Solutions and Power Solutions. Refer to Note 19, "Segment Information," of the notes to consolidated financial statements for financial information about business segments. For the purpose of the following discussion of the Company’s businesses, the four Building Technologies & Solutions reportable segments are presented together due to their similar customers and the similar nature of their products, production processes and distribution channels.

Effective July 1, 2017, the Company reorganized the reportable segments within its Building Technologies & Solutions business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Technologies & Solutions was comprised of five reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia, Rest of World and Tyco. As a result of this change, Building Technologies & Solutions is now comprised of four reportable segments for financial reporting purposes: Building Solutions North America, Building Solutions EMEA/LA, Building Solutions Asia Pacific and Global Products. Refer to Note 7, “Goodwill and Other Intangible Assets,” and Note 19, “Segment Information,” of the notes to consolidated financial statements for further information.

Products/Systems and Services

Building Technologies & Solutions

Building Technologies & Solutions sells its integrated control systems, security systems, fire-detection systems, equipment and services primarily through the Company’s extensive global network of sales and service offices, with operations in approximately 60 countries. Significant sales are also generated through global third-party channels, such as distributors of air-conditioning, security, fire-detection and commercial HVAC systems. The Company’s large base of current customers leads to significant repeat business for the retrofit and replacement markets. In addition, the new commercial construction market is also important. Trusted Buildings brands, such as YORK®, Hitachi Air Conditioning, Metasys®, Ansul, Ruskin®, Titus®, Frick®, PENN®, Sabroe®, Simplex® and Grinnell® give the Company the most diverse portfolio in the building technology industry.

In fiscal 2017, approximately 27% of its sales originated from its service offerings. In fiscal 2017, Building Technologies & Solutions accounted for 76% of the Company’s consolidated net sales.

Power Solutions

Power Solutions services both automotive OEMs and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing and distributing approximately 154 million lead-acid batteries annually in approximately 68 wholly- and majority-owned manufacturing or assembly plants, distribution centers and sales offices in 17 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat ("AGM") and enhanced flooded battery ("EFB") technologies that power start-stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. The business has also invested to develop sustainable lead and poly recycling operations in the North American and European markets. Approximately 76% of unit sales worldwide in fiscal 2017 were to the automotive replacement market, with the remaining sales to the OEM market.

Power Solutions accounted for 24% of the Company’s fiscal 2017 consolidated net sales. Batteries and key components are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.

Competition

Building Technologies & Solutions

The Building Technologies & Solutions business conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for HVAC equipment, security, fire-detection, fire suppression and controls in the residential and non-residential marketplace include many regional, national and international providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Schneider Electric SA; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Company Limited; Daikin Industries, Ltd.; Lennox International, Inc.; GC Midea Holding Co, Ltd. and Gree Electric Appliances, Inc. In addition to HVAC equipment, Building Technologies & Solutions competes in a highly fragmented HVAC services market, which is dominated by local providers. The loss of any individual contract would not have a material adverse effect on the Company.

Power Solutions

Power Solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, DAISA S.A., Costco, NAPA, O’Reilly/CSK, Interstate Battery System of America and Wal-Mart stores. Automotive batteries are sold throughout the world under private labels and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The Power Solutions business competes with a number of major U.S. and non-U.S. manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The Power Solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, Camel Group Company Limited, East Penn Manufacturing Company and Banner Batteries GB Limited. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty.

Backlog

The Company’s backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At September 30, 2017, the backlog was $8.5 billion. The majority of the backlog relates to fiscal 2018. At September 30, 2016, the backlog was $8.2 billion. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

Raw Materials

Raw materials used by the businesses in connection with their operations, including lead, steel, tin, aluminum, urethane chemicals, brass, copper, sulfuric acid, polypropylene and certain flurochemicals used in our fire suppression agents, were readily available during fiscal 2017, and the Company expects such availability to continue. In fiscal 2018, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

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

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. See Item 3, "Legal Proceedings," of this report for a discussion of the Company’s potential environmental liabilities.

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2017 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

Government Regulation and Supervision

The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the U.S., in areas such as: consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states and non-U.S. jurisdictions in which the Company operates have licensing laws directed specifically toward the alarm and fire suppression industries. The Company's security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the U.S. are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact the Company's fire businesses. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government policies can affect the Company's worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company's business, see Item 1A. Risk Factors.

Employees

As of September 30, 2017, the Company employed approximately 121,000 people worldwide, of which approximately 44,000 were employed in the United States and approximately 77,000 were outside the United States. Approximately 25,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

Seasonal Factors

Certain of Building Technologies & Solutions sales are seasonal as the demand for residential air conditioning equipment generally increases in the summer months. This seasonality is mitigated by the other products and services provided by the Building Technologies & Solutions business that have no material seasonal effect.

Financial Information About Geographic Areas

Refer to Note 19, "Segment Information," of the notes to consolidated financial statements for financial information about geographic areas.

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures.

Available Information

The Company’s filings with the U.S. Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Advocacy at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, Board of Directors committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies, mining and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries historically have tended to delay major capital projects, including greenfield construction, maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy and commodity prices and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services. Although our industrial customers tend to be less dependent on project financing than real estate developers, disruptions in financial markets and banking systems could make credit and capital markets difficult for our customers to access, and could significantly raise the cost of new debt for our customers. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during periods of favorable end-market conditions.

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

Our financial performance in the Power Solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 24% of the total sales of the Power Solutions business in fiscal 2017. Declines in the North American, European and Asian automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, which, if significant, would have a material adverse effect on our business and results of operations.

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

Increases in commodity costs can negatively impact the profitability of orders in backlog as prices on such orders are typically fixed; therefore, in the short-term we cannot adjust for changes in certain commodity prices. In these cases, if we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. In cases where commodity price risk cannot be naturally offset or hedged through supply based fixed price contracts, we use commodity hedge contracts to minimize overall price risk associated with our anticipated commodity purchases. Unfavorability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level. Additionally, to the extent we do not or are unable to hedge certain commodities and the commodity prices substantially increase, such increases will have an adverse effect on our results of operations.

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

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including anti-trust, import, export, labor and environmental laws, and monetary and fiscal policies; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled political conditions; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to our restructuring actions; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest, and possible terrorist attacks.

These and other factors may have a material adverse effect on our non-U.S. operations and therefore on our business and results of operations.

Our businesses operate in regulated industries and are subject to a variety of complex and continually changing laws and regulations.

Our operations and employees are subject to various U.S. federal, state and local licensing laws, codes and standards and similar foreign laws, codes, standards and regulations. Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. For example, we were subject to investigation by the European Commission related to European lead recyclers’ procurement practices from 2012 to 2017. Although we were not fined in connection with such investigation, competition or other regulatory investigations can continue for several years, be costly to defend and can result in substantial fines. If laws and regulations were to change or if we or our products failed to comply, our business, financial condition and results of operations could be adversely affected.

Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various non U.S. governmental agencies, including applicable export controls, anti-trust, customs, currency exchange control and transfer pricing regulations, and laws regulating the foreign ownership of assets. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws around the world.

The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition. In addition, we could be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of such compliance matters, or we could be subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plans in future periods. Because we mark-to-market our defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year or when a remeasurement event occurs. Generally accepted accounting principles in the U.S. require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to "Critical Accounting Estimates and Policies" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Future changes in U.S. tax law could adversely affect us or our affiliates.

In November 2017, a bill entitled the "Tax Cuts and Jobs Act" was introduced before the U.S. House of Representatives (together with amendments and with markups produced by committees of the U.S. House of Representatives and the U.S. Senate, the "TCJA"). If enacted in its present form, the TCJA could have a significant adverse effect on the U.S. federal income taxation of our and our affiliates’ operations, including by limiting or eliminating various deductions or credits (including interest expense deductions and deductions relating to employee compensation), imposing taxes on certain cross-border payments or transfers, imposing taxes on certain earnings of non-U.S. entities on a current basis, changing the timing of the recognition of income or its character, limiting asset basis under certain circumstances, and imposing additional corporate taxes under certain circumstances to combat perceived base erosion issues, among other changes.

The TCJA is subject to ongoing discussion and amendment and may or may not be enacted in its current form, or with retroactive or prospective effect. The TCJA, or any related, similar or amended legislation or other changes in U.S. federal income tax laws could adversely affect the U.S. federal income taxation of our and our affiliates’ ongoing operations and may also adversely affect the integration efforts relating to, and potential synergies from, past strategic transactions, as described below. Any such changes and related consequences could have a material adverse impact on our financial results.

Legal proceedings in which we are, or may be, a party may adversely affect us.

We are currently, and may in the future, become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters, third party liability, including product liability claims and employment claims. We have also been named as a defendant in a number of actions where third party use of our products has allegedly resulted in contamination to groundwater and drinking water supplies. Plaintiffs in these cases are generally seeking damages for personal injuries, medical monitoring and diminution in property values, and are also seeking punitive damages and injunctive relief to address remediation of the alleged contamination. There is a possibility that such claims may have an adverse impact on our results of operations that is greater than we anticipate and/or negatively affect our reputation. See “Item 3. Legal Proceedings” in this Annual Report on Form 10-K a further discussion of these matters.

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

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems or integrate existing systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business.

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

Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from significant production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, results of operations and cash flow.

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes resulting from the Merger, or as a result of any future leadership transition or corporate initiatives could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.

We employ approximately 121,000 people worldwide. Approximately 20% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.

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

If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or a security or fire system failure, he or she may pursue legal action against us, and the cost of defending the legal action and of any judgment could be substantial. In particular, because many of our products and services are intended to protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other products and services. We could face liability for failure to respond adequately to alarm activations or failure of our fire protection to operate as expected. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. In an attempt to reduce this risk, our installation, service and monitoring agreements and other contracts contain provisions limiting our liability in such circumstances, and we typically maintain product liability insurance to mitigate the risk that our products and services fail to operate as expected. However, in the event of litigation, it is possible that contract limitations may be deemed not applicable or unenforceable, that our insurance coverage is not adequate, or that insurance carriers deny coverage of our claims. As a result, such employee acts or omissions or system failures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not own the right to use the ADT® brand name in the U.S. and Canada.

We own the ADT® brand name in jurisdictions outside of the U.S. and Canada, and The ADT Corporation ("ADT") owns the brand name in the U.S. and Canada. Although Tyco has entered agreements with ADT designed to protect the value of the ADT® brand, we cannot assure you that actions taken by ADT will not negatively impact the value of the brand outside of the U.S. and Canada. These factors expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including ADT's business conduct in the U.S. and Canada. Any of these factors may adversely affect our business, financial condition, results of operations and cash flows.

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

A variety of other factors could adversely affect the results of operations of our Buildings business.

Any of the following could materially and adversely impact the results of operations of our Buildings business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of our products; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency or refrigerant legislation; and natural or man-made disasters or losses that impact our ability to deliver products and services to our customers.

Risks Relating to Strategic Transactions

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

Other factors may prevent us from realizing the anticipated benefits of the Merger or impact our future performance. These include, among other items, the possibility that the contingent liabilities of either party (including contingent tax liabilities) are larger than expected, the existence of unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger and possible adverse tax consequences pursuant to changes in applicable tax laws, regulations or other administrative guidance. In addition, we may be subject to additional restrictions resulting from Tyco’s incurrence of debt in connection with the Merger and as a result of the Company's Irish domicile.

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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, on October 31, 2016, we completed the spin-off of our Automotive Experience business and in the second quarter of fiscal 2017 we announced that we had signed a definitive agreement to sell our Scott Safety business, which closed on October 4, 2017. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

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

Under Section 7874, if (1) former Johnson Controls, Inc. shareholders owned (within the meaning of Section 7874) 80% or more (by vote or value) of our ordinary shares after the Merger by reason of holding Johnson Controls, Inc. common stock (the "80% ownership test," and such ownership percentage the "Section 7874 ownership percentage"), and (2) our "expanded affiliated group" did not have "substantial business activities" in Ireland ("the substantial business activities test"), we will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the former Johnson Controls, Inc. shareholders after the Merger was less than 80% but at least 60% (the "60% ownership test"), and the substantial business activities test was not met, we and our U.S. affiliates (including the U.S. affiliates historically owned by Tyco) may, in some circumstances, be subject to certain adverse U.S. federal income tax rules (which, among other things, could limit their ability to utilize certain U.S. tax attributes to offset U.S. taxable income or gain resulting from certain transactions).

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

In addition, on January 13, 2017, the U.S. Treasury and the IRS finalized certain Treasury regulations issued under Section 7874 and revised certain related temporary regulations (the "Section 7874 Regulations"), which, among other things, require certain adjustments that generally increase, for purposes of the Section 7874 ownership tests, the percentage of the stock of a foreign acquiring corporation deemed owned (within the meaning of Section 7874) by the former shareholders of an acquired U.S. corporation by reason of holding stock in such U.S. corporation. For example, these regulations disregard, for purposes of determining this ownership percentage, (1) any "non-ordinary course distributions" (within the meaning of the regulations) made by the acquired U.S. corporation (such as Johnson Controls, Inc.) during the 36 months preceding the acquisition, including certain dividends and share repurchases, (2) potentially any cash consideration received by the shareholders of such U.S. corporation in the acquisition to the extent such cash is, directly or indirectly, provided by the U.S. corporation, as well as (3) certain stock of the foreign acquiring corporation that was issued as consideration in a prior acquisition of another U.S. corporation (or U.S.

partnership) during the 36 months preceding the signing date of a binding contract for the acquisition being tested. Taking into account the effect of these regulations, we believe that the Section 7874 ownership percentage of former Johnson Controls, Inc. shareholders in us was less than 60%. However, these regulations are new and complex and there is limited guidance regarding their application. Accordingly, there can be no assurance that the IRS will not successfully assert that either the 80% ownership test or the 60% ownership test was met after the Merger.

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

If the 60% ownership test were met, several adverse U.S. federal income tax rules could apply to our U.S. affiliates. In particular, in such case, Section 7874 could limit the ability of such U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset any taxable income or gain resulting from certain transactions, including any transfers or licenses of property to a foreign related person during the 10-year period following the Merger. The Section 7874 Regulations generally expand the scope of these rules. If the 60% ownership test were met after the Merger, such current and future limitations would apply to our U.S. affiliates (including the U.S. affiliates historically owned by Tyco), and their application could limit their ability to utilize such U.S. tax attributes against any income or gain recognized in connection with the Adient spin-off. In such case, the application of such rules could result in significant additional U.S. tax liability. In addition, the Section 7874 Regulations (and certain related temporary regulations issued under other provisions of the Code) include new rules that would apply if the 60% ownership test were met, which, in such situation, may limit our ability to restructure or access cash earned by certain of our non-U.S. subsidiaries, in each case, without incurring substantial U.S. tax liabilities.

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

Certain legislative and other proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as would cause us to be treated as a U.S. corporation if our place of management and control or the place of management and control of our non-U.S. affiliates were determined to be located primarily in the United States. In addition, certain legislative and other proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. For example, multiple proposals introduced by certain Democratic members of both houses of Congress, which, if enacted in their present form, would be effective retroactively to certain transactions (including the Merger), would, among other things, treat a foreign acquiring corporation as a U.S. corporation for U.S. federal tax purposes under Section 7874 if the former shareholders of a U.S. corporation acquired by such foreign acquiring corporation own more than 50% of the shares of the foreign acquiring corporation after the acquisition. These proposals, if enacted in their present form and made retroactive to a date before the date of the closing of the Merger, would cause us to be treated as a U.S. corporation for U.S. federal tax purposes. In such case, we would be subject to substantially greater U.S. tax liability than currently contemplated. It is presently uncertain whether any such proposals or other legislative action relating to the scope of U.S. tax residence, Section 7874 or so-called inversion transactions and inverted groups will be enacted into law.

Any legislative and/or other proposals could cause us and our affiliates to be subject to certain intercompany financing limitations, including with respect to their ability to deduct certain interest expense, could limit or eliminate various other deductions or credits, could impose taxes on certain cross-border payments or transfers, could impose taxes on certain earnings of non-U.S. entities on a current basis, could change the timing of the recognition of income or its character, could limit asset basis under certain circumstances, could impose additional corporate taxes under certain circumstances to combat perceived base erosion issues, and could limit deductions relating to employee compensation, among other changes that could cause us or our affiliates to be subject to additional U.S. federal income taxes. Any such proposals, regulations and any other relevant provisions could change on a prospective or retroactive basis and could have a significant adverse effect on us and our affiliates. It is presently uncertain whether legislative reform relating to the U.S. federal income taxation of corporations and other business entities, including the reforms described above, will be enacted into law and in what form. Any such changes could have a material impact on our future financial results.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off of Adient plc

On October 31, 2016, we completed the separation of our Automotive Experience business through the spin-off of Adient plc to shareholders. Following the spin-off, we are a smaller and less diversified company with a narrower business focus and, as a result, we may be more vulnerable to changing market conditions.

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

Adient may fail to perform under various transaction agreements that we have executed as part of the Adient spin-off.

In connection with the spin-off of Adient, we and Adient have entered into a separation and distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and a transitional trademark license agreement. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the spin-off. We will rely on Adient to satisfy its performance and payment obligations under these agreements. If Adient is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

Risks Relating to Our Jurisdiction of Incorporation

Legislative action in the U.S. could materially and adversely affect us.

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, affect our status as a non-U.S. corporation for U.S. federal income tax purposes, impose additional taxes on payments made by our U.S. subsidiaries to non-U.S. affiliates, or otherwise affect the taxes that the U.S. imposes on our worldwide operations. Such changes could have retroactive effect and could have a material adverse effect on our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of disregarding or limiting our ability, as an Irish company, to take advantage of tax treaties with the U.S., we could incur additional tax expense and/or otherwise incur business detriment.

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

Our effective tax rate may increase.

There is uncertainty regarding the tax policies of the jurisdictions where we operate, including the potential legislative actions described in these risk factors, which if enacted could result in an increase in our effective tax rate (including the TCJA, as discussed above). Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material increase in our effective tax rate.

Changes to the U.S. model income tax treaty could adversely affect us.

On February 17, 2016, the U.S. Treasury released a revised U.S. model income tax convention (the "new model"), which is the baseline text used by the U.S. Treasury to negotiate tax treaties. The new model treaty provisions were preceded by draft versions released by the U.S. Treasury on May 20, 2015 (the "May 2015 draft") for public comment. The revisions made to the model address certain aspects of the model by modifying existing provisions and introducing entirely new provisions. Specifically, the new provisions target (i) permanent establishments subject to little or no foreign tax, (ii) special tax regimes, (iii) expatriated entities subject to Section 7874, (iv) the anti-treaty shopping measures of the limitation on benefits article and (v) subsequent changes in treaty partners' tax laws.

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

Dividends paid by us may be subject to Irish dividend withholding tax.

In certain circumstances, as an Irish tax resident company, we will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Shareholders that are resident in the U.S., European Union countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish withholding tax so long as the shareholder has provided its broker, for onward transmission to our qualifying intermediary or other designated agent (in the case of shares held beneficially), or us or our transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our ordinary shares.

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

The Company conducts its operations in approximately 60 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2017, these properties totaled approximately 84 million square feet of floor space of which 56 million square feet are owned and 28 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Building Solutions North America operates through a network of sales and service offices located in the U.S. and Canada. The business occupies approximately 13 million square feet, of which 9 million square feet are leased and 4 million square feet are owned.

Building Solutions EMEA/LA operates through a network of manufacturing facilities, sales and service offices and assembly and/or warehouse centers located in Europe, the Middle East, Africa and Latin America. The business occupies approximately 5 million square feet, of which 4 million square feet are leased and 1 million square feet are owned.

Building Solutions Asia Pacific operates through a network of manufacturing facilities, sales and service offices and assembly and/or warehouse centers located in the Asia Pacific region. The business occupies approximately 2 million square feet, of which the majority is leased.

Global Products operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. The business occupies approximately 24 million square feet, of which 10 million square feet are leased and 14 million square feet are owned.

Power Solutions operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, South America, Europe and the Asia Pacific region. The business occupies approximately 38 million square feet, of which 36 million square feet are owned and 2 million square feet are leased.

Corporate offices operate in North America, Europe and the Asia-Pacific region, which occupy approximately 2 million square feet, of which 1 million square feet are leased and 1 million square feet are owned.

ITEM 3	LEGAL PROCEEDINGS

Environmental Matters

As noted in Item 1, liabilities potentially arise globally under various environmental laws and worker safety laws for activities that are not in compliance with such laws and for the cleanup of sites where Company-related substances have been released into the environment.

Currently, the Company is responding to allegations that it is responsible for performing environmental remediation, or for the repayment of costs spent by governmental entities or others performing remediation, at approximately 48 sites in the United States for continuing operations. Many of these sites are landfills used by the Company in the past for the disposal of waste materials; others are secondary lead smelters and lead recycling sites where the Company returned lead-containing materials for recycling; a few involve the cleanup of Company manufacturing facilities; and the remaining fall into miscellaneous categories. The Company may face similar claims of liability at additional sites in the future. Where potential liabilities are alleged, the Company pursues a course of action intended to mitigate them.

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2017, reserves for environmental liabilities totaled $51 million, of which $10 million was recorded within other current liabilities and $41 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At September 30, 2017, the Company recorded conditional asset retirement obligations of $61 million.

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

As of September 30, 2017, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $181 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $573 million, of which $48 million was recorded in other current liabilities and $525 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $392 million, of which $53 million was recorded in other current assets, and $339 million was recorded in other noncurrent assets. Assets included $22 million of cash and $269 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2017 was $101 million. The Company believes that the asbestos related liabilities and insurance related receivables recorded as of September 30, 2017 are appropriate.

The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2017, the insurable liabilities totaled $445 million, of which $122 million was recorded within other current liabilities, $22 million was recorded within accrued compensation and benefits, and $301 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at September 30, 2017 was $46 million, of which $31 million was recorded within other current assets and $15 million was recorded within other noncurrent assets. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

Other Matters

EC Lead Recycler Investigation

As previously disclosed, an investigation by the European Commission ("EC") related to European lead recyclers’ procurement practices was commenced in 2012, with the Company named as one of several companies subject to review. On June 24, 2015, the EC initiated proceedings and adopted a statement of objections alleging infringements of competition rules in Europe against the Company and certain other companies. The EC subsequently scheduled consultation meetings with the Advisory Committee on Restrictive Practices and Dominant Positions, concluded its investigation and announced its decision with respect to the matter on February 8, 2017. According to the EC's announcement, the Company will not be fined because it revealed the existence of the cartel to the EC. The Company does not anticipate any material adverse effect on its business or financial condition as a result of this matter. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations may continue for several years and can result in substantial fines depending on the gravity and duration of the violations. In addition, as a result of such violations we could be subject to lawsuits brought by customers or other parties alleging economic harm from such violations.

Laufer v. Johnson Controls, Inc., et al.

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

Gumm v. Molinaroli, et al.

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

Aqueous Film-Forming Foam Litigation

Two of our subsidiaries, Chemguard, Inc. ("Chemguard") and Tyco Fire Products L.P. ("Tyco Fire Products"), have been named, along with other defendant manufacturers, in a number of class action lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the "DOD") and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products manufactured by defendants contain or break down into the chemicals perfluorooctane sulfonate ("PFOS") and perfluorooctanoic acid ("PFOA") and that the use of these products by others at various airbases and airports resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports and airbases. Plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values, and also seek punitive damages and injunctive relief to address remediation of the alleged contamination. As of November 21, 2017, the Company is named in 12 putative class actions in federal courts in three states as set forth below:
    Colorado

•	District of Colorado - Bell et al. v. The 3M Company et al., filed on September 18, 2016.

•	District of Colorado - Bell et al. v. The 3M Company et al., filed on September 18, 2016.

•	District of Colorado - Davis et al. v. The 3M Company et al., filed on September 22, 2016.

The above cases have been consolidated in the U.S. District Court for the District of Colorado, and a hearing on the plaintiffs’ motion for class certification is scheduled for April 2018.
New York

•	Eastern District of New York - Green et al. v. The 3M Company et al., filed March 27, 2017 in Supreme Court of the State of New York, Suffolk County, prior to removal to federal court.

•
Southern District of New York - Adamo et al. v. The Port Authority of NY and NJ et al., filed August 11, 2017 in Supreme Court of the State of New York, Orange County, prior to removal to federal court.

•
Southern District of New York - Fogarty et al. v. The Port Authority of NY and NJ et al., filed August 11, 2017 in Supreme Court of the State of New York, Orange County, prior to removal to federal court.

•
Southern District of New York - Miller et al. v. The Port Authority of NY and NJ et al., filed August 11, 2017 in Supreme Court of the State of New York, Orange County, prior to removal to federal court.

•	Supreme Court of the State of New York, Suffolk County - Singer et al. v. The 3M Company et al., filed October 10, 2017.

Responses to the complaints have not been filed yet in any of the New York actions.
Pennsylvania

•	Eastern District of Pennsylvania - Bates et al. v. The 3M Company et al., filed September 15, 2016.

•	Eastern District of Pennsylvania - Grande et al. v. The 3M Company et al., filed October 13, 2016.

•	Eastern District of Pennsylvania - Yockey et al. v. The 3M Company et al., filed October 24, 2016.

•	Eastern District of Pennsylvania - Fearnley et al. v. The 3M Company et al., filed December 9, 2016.

The above cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. Defendants have moved to dismiss the complaint in the consolidated proceeding.

In addition to the putative class actions, Chemguard and Tyco Fire Products are also defendants in an action filed by two plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania: Menkes et al. v. The 3M Company et al., (filed February 7, 2017). The Menkes plaintiffs assert substantive claims and allegations similar to the putative class allegations, but also include personal injury claim. The Company is also on notice of approximately 490 other possible individual product liability claims by filings made in Pennsylvania state court, but complaints have not been filed in those matters, and, under Pennsylvania’s procedural rules, they may or may not result in lawsuits.
Chemguard and Tyco Fire Products are also defendants in two cases pending in the U.S. District Court for the District of Massachusetts: Town of Barnstable v. the 3M. Co., et al, (filed Nov. 21, 2016), and County of Barnstable v. the 3M. Co., et al, (filed January 9, 2017). These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at a fire training academy and municipal airport released PFOS and PFOA into the town’s water supply wells, allegedly requiring remediation of the town and county property. The defendants have filed a motion to dismiss in County of Barnstable, which is currently pending before the court.
The Company is vigorously defending these cases and believes that it has meritorious defenses to class certification and the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, but there can be no assurance that any such exposure will not be material. The Company is also pursuing insurance coverage for these matters.
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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 21, 2017 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 7, 2018.

John Donofrio, 55, has served as Executive Vice President and General Counsel of the Company since November 15, 2017.  He previously served as Vice President, General Counsel and Secretary of Mars, Incorporated, a global food manufacturer from October 2013 to November 2017. Before joining Mars in October 2013, Mr. Donofrio was Executive Vice President, General Counsel and Secretary for The Shaw Group Inc., a global engineering and construction company, from October 2009 until February 2013. Prior to joining Shaw, Mr. Donofrio was Senior Vice President, General Counsel and Chief Compliance Officer at Visteon Corporation, a global automotive supplier, a position he held from 2005 until October 2009. Mr. Donofrio has been a Director of FARO Technologies, Inc., a designer, developer, manufacturer and marketer of software driven, 3D measurement, imaging and realization systems, since 2008.

     William C. Jackson, 57, was elected Vice President and President, Global Products, Building Technologies and Solutions following the completion of the Merger in September 2016. Prior to the Merger he was elected a Vice President and named President, Building Efficiency of Johnson Controls, Inc. in September 2014. He previously served Johnson Controls, Inc. as Executive Vice President, Corporate Development from 2013 to 2014, as President - Automotive Electronics & Interiors from 2012 to 2014, and as Executive Vice President, Operations and Innovation, from 2011 to 2013. Prior to joining Johnson Controls, Inc., Mr. Jackson was Vice President and President of Automotive at Sears Holdings Corporation, (an integrated retailer) from 2009 to 2010. Mr. Jackson is a Director of Metaldyne Performance Group, Inc. (metal-forming technology manufacturing company), where he serves on the Compensation Committee.

     Lynn Minella, 59, has served as Executive Vice President and Chief Human Resources Officer since June 2017. Prior to joining Johnson Controls, she served as Group Human Resources Director at BAE Systems Plc from June 2012 to June 2017. Prior to BAE Systems, she was with Air Products and Chemicals, Inc. from 2004 until 2012 where she was the Senior Vice President of Human Resources and Communications. Earlier in her career she also held a variety of human resources roles of increasing responsibility at International Business Machines Corporation.

Trent Nevill, 46, was elected Vice President and President, Asia Pacific following the completion of the Merger in September 2016. Prior to the Merger, he was a Vice President and named President, Asia Pacific of Johnson Controls, Inc. in March 2016. He served Johnson Controls, Inc. as Vice President & General Manager - North America Systems, Services and Solutions from 2014 to 2016, Vice President - North America Business Operations from 2013 to 2014, Vice President & General Manager - North American HVAC and Regions from 2010 to 2013. Mr. Nevill joined Johnson Controls, Inc. in 1995.

  George R. Oliver, 58, has served as Chief Executive Officer and Chairman of the Board since September 2017. Prior thereto he served as President and Chief Operating Officer following the completion of the Merger in September 2016. Prior to the Merger, he was Chief Executive Officer of Tyco from October 2012. He joined Tyco in July 2006, serving as president of Tyco Safety Products, and assumed additional responsibility as president of Tyco Electrical & Metal Products from 2007 through 2010. He was appointed president of Tyco Fire Protection in 2011.

Rodney M. Rushing, 51, was elected Vice President and President, Building Solutions, North America in November 2016.  From 2015 to November 2016 he served as Global Vice President and General Manager, Global Products - Direct Expansion, overseeing the integration of Johnson Controls, Inc.’s joint venture with Hitachi Air Conditioning.  Prior thereto, from 2013 to 2015 he was Vice President and General Manager, Products and Distribution North America and from 2009 to 2013 he was Vice President and General Manager of Unitary Products.  Mr. Rushing first joined Johnson Controls, Inc. in 1990, and has held a number of roles of increasing responsibility in its field and product organization.

   Brian J. Stief, 61, was elected Executive Vice President and Chief Financial Officer following the completion of the Merger in September 2016. He also serves as the Company’s Principal Financial Officer. Prior to the Merger, he was elected Executive Vice President and Chief Financial Officer of Johnson Controls, Inc. in September 2014. He previously served Johnson

Controls, Inc. as Vice President and Corporate Controller from 2010 to 2014. Prior to joining Johnson Controls, Inc. in 2010, Mr. Stief was a partner with PricewaterhouseCoopers LLP (an audit and assurance, tax and consulting services provider), which he joined in 1979 and in which he became partner in 1989.

    Suzanne M. Vincent, 47, was elected Vice President and Corporate Controller following the completion of the Merger in September 2016. She also serves as the Company’s Principal Accounting Officer. Prior to the Merger, she was elected Vice President and Corporate Controller of Johnson Controls, Inc. in September 2014. She previously served as Vice President, Internal Audit since joining Johnson Controls, Inc. in 2012. Prior to that, Ms. Vincent was a partner with KPMG LLP (an audit and assurance, tax and consulting services provider), which she joined in 2001 and in which she became an audit partner in 2008.

    Joseph A. Walicki, 52, was elected Vice President and President, Power Solutions following the completion of the Merger in September 2016. Prior to the Merger, he was elected a Vice President and named President, Power Solutions of Johnson Controls, Inc. in January 2015. He previously served Johnson Controls, Inc. as the Chief Operating Officer, Power Solutions in 2014, as Vice President and General Manager - North America, Systems, Service & Solutions from 2013 to 2014, and as Vice President and General Manager Systems & Channels North America from 2010 to 2013. Mr. Walicki joined Johnson Controls, Inc. in 1988.

Jeff M. Williams, 56, was elected Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America in March 2017. He previously served as Vice President - Enterprise Operations - Engineering and Supply Chain from January 2015 through the Merger to March 2017.  With respect to roles at Johnson Controls, Inc., he served as Vice President, Program Management Office from 2015 to 2016, as Group Vice President and General Manager Global Seating & Supply Chain from 2013 to 2014, and as Group Vice President and General Manager Customer Group Americas from 2010 to 2012. Mr. Williams joined Johnson Controls, Inc. in 1984.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Title of Class	Number of Record Holders as of September 30, 2017
Ordinary Shares, $0.01 par value	40,260

	Ordinary Shares Price Range		Dividends
	2017	2016	2017	2016
First Quarter	$ 38.38 - 46.17	$ 32.29 - 39.38	$0.25	$0.205
Second Quarter	40.44 - 44.70	30.30 - 38.67	0.25	0.205
Third Quarter	40.36 - 43.71	36.29 - 46.05	0.25	0.205
Fourth Quarter	36.74 - 44.37	42.22 - 48.97	0.25	0.435
Year	$ 36.74 - 46.17	$ 30.30 - 48.97	$1.00	$1.05

Fiscal 2016 dividends and share prices are different than the amounts disclosed in the Company's consolidated financial statements in Item 8 due to the distinction between legal and accounting acquirer as a result of the reverse merger acquisition with Tyco. The information prior to the merger date of September 2, 2016 is at historical Tyco International plc amounts as it was the legal acquirer.

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal year 2017, the Company repurchased approximately $651 million of its shares. As of September 30, 2017, approximately $349 million remains available under the share repurchase program.

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

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program and purchases of the Company’s ordinary shares by counterparties under equity swap agreements during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/17 - 7/31/17
Purchases by Company	2,400,200	$43.61	2,400,200	$469,275,694
8/1/17 - 8/31/17
Purchases by Company	3,110,953	38.82	3,110,953	348,504,285
9/1/17 - 9/30/17
Purchases by Company	—	—	—	348,504,285
7/1/17 - 7/31/17
Purchases by affiliated purchaser	—	—	—	NA
8/1/17 - 8/31/17
Purchases by affiliated purchaser	—	—	—	NA
9/1/17 - 9/30/17
Purchases by affiliated purchaser	—	—	—	NA

During the three months ended September 30, 2017, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

The following information in Item 5 is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The line graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P’s") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2012 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep12	Sep13	Sep14	Sep15	Sep16	Sep17
Johnson Controls International plc	100.00	129.11	167.25	127.97	174.77	173.17
S&P 500 Industrials Index	100.00	128.46	150.00	144.50	172.97	211.61
S&P 500 Index	100.00	119.34	142.89	142.02	163.93	194.44

Total Return to Shareholders
Dollars
250.00
200.00
150.00
100.00
50.00
0.00
Sep12
Sep13
Sep14
Sep15
Sep16
Sep17
Johnson Controls International plc
S&P 500 Industrials Index
S&P 500 Index

The Company’s transfer agent’s contact information is as follows:

Wells Fargo Bank, N.A.
Shareowner Services Department
P.O. Box 64874
St. Paul, MN 55164-0874
(877) 602-7397

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, financial position data and ordinary share information for the fiscal years ended September 30, 2013 through September 30, 2017 (dollars in millions, except per share data).

	Year ended September 30,
	2017	2016	2015	2014	2013
OPERATING RESULTS
Net sales	$30,172	$20,837	$17,100	$16,717	$16,684
Segment EBITA (1)	4,258	2,754	2,327	2,084	1,989
Income from continuing operations attributable to Johnson Controls (6)	1,654	732	814	906	1,146
Net income (loss) attributable to Johnson Controls	1,611	(868)	1,563	1,215	1,178
Earnings per share from continuing operations (6)
Basic	$1.77	$1.10	$1.24	$1.36	$1.68
Diluted	1.75	1.09	1.23	1.34	1.66
Return on average shareholders’ equity attributable to Johnson Controls (2) (6)	7%	4%	8%	8%	10%
Capital expenditures	$1,343	$1,249	$1,135	$1,199	$1,377
Depreciation and amortization	1,188	953	860	955	952
Number of employees	121,000	209,000	139,000	168,000	170,000

FINANCIAL POSITION
Working capital (as defined) (3)	$1,608	$369	$550	$989	$875
Total assets	51,884	63,179	29,590	32,777	31,646
Long-term debt	11,964	11,053	5,367	5,887	4,361
Total debt	13,572	12,759	6,208	6,100	5,218
Shareholders' equity attributable to Johnson Controls	20,447	24,118	10,335	11,270	12,273
Total debt to capitalization (4)	40%	35%	38%	35%	30%
Net book value per share (5)	$22.03	$25.77	$15.96	$16.93	$17.93

ORDINARY SHARE INFORMATION
Dividends per share	$1.00	$1.16	$1.04	$0.88	$0.76
Market prices
High	$46.17	$48.97	$54.52	$52.50	$43.49
Low	36.74	30.30	38.48	39.42	24.75
Weighted average shares (in millions)
Basic	935.3	667.4	655.2	666.9	683.7
Diluted	944.6	672.6	661.5	674.8	689.2
Number of shareholders	40,260	41,299	35,425	36,687	38,067

(1)
Segment earnings before interest, taxes and amortization ("EBITA") is calculated as income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments related to pension and postretirement plans. Refer to Note 19, “Segment Information,” of the notes to consolidated financial statements for a reconciliation of segment EBITA to income from continuing operations before income taxes.

(2)
Return on average shareholders’ equity attributable to Johnson Controls ("ROE") represents income from continuing operations attributable to Johnson Controls divided by average shareholders’ equity attributable to Johnson Controls.

(3)
Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale.

(4)	Total debt to total capitalization represents total debt divided by the sum of total debt and shareholders’ equity attributable to Johnson Controls.

(5)	Net book value per share represents shareholders’ equity attributable to Johnson Controls divided by the number of shares outstanding at the end of the period.

(6)
Income from continuing operations attributable to Johnson Controls includes $367 million, $288 million, $215 million, $165 million and $191 million of significant restructuring and impairment costs in fiscal year 2017, 2016, 2015, 2014 and 2013, respectively. It also includes $(420) million, $393 million, $416 million, $187 million and $(420) million of net mark-to-market charges (gains) on pension and postretirement plans in fiscal year 2017, 2016, 2015, 2014 and 2013, respectively. The preceding amounts are stated on a pre-tax basis.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company operates in two primary businesses: Building Technologies & Solutions and Power Solutions. Building Technologies & Solutions provides facility systems and services including comfort and energy management for the residential and non-residential buildings markets, security products and services, fire detection and suppression products and services, and life safety products. Power Solutions designs and manufactures automotive batteries for the replacement and original equipment markets.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2017. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

Effective July 1, 2017, the Company reorganized the reportable segments within its Building Technologies & Solutions business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Technologies & Solutions was comprised of five reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia, Rest of World and Tyco. As a result of this change, Building Technologies & Solutions is now comprised of four reportable segments for financial reporting purposes: Building Solutions North America, Building Solutions EMEA/LA, Building Solutions Asia Pacific and Global Products. Historical information has been revised to reflect the new Building Technologies & Solutions reportable segments. Refer to Note 7, “Goodwill and Other Intangible Assets,” and Note 19, “Segment Information,” of the notes to consolidated financial statements for further information.

FISCAL YEAR 2017 COMPARED TO FISCAL YEAR 2016

Net Sales

	Year Ended September 30,
(in millions)	2017	2016	Change
Net sales	$30,172	$20,837	45%

The increase in consolidated net sales was due to higher sales in the Building Technologies & Solutions business ($8,647 million) and Power Solutions business ($667 million), and the favorable impact of foreign currency translation ($21 million). Increased sales resulted from the Tyco Merger, as well as higher volumes in the Global Products segment, the impact of higher lead costs on pricing, and favorable pricing and product mix in the Power Solutions business. Excluding the impact of the Tyco Merger and foreign currency translation, consolidated net sales increased 4% as compared to the prior year. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2017	2016	Change
Cost of sales	$20,833	$15,183	37%
Gross profit	9,339	5,654	65%
% of sales	31.0%	27.1%

Cost of sales increased in fiscal 2017 as compared to fiscal 2016, with gross profit as a percentage of sales increasing by 390 basis points. Gross profit in the Building Technologies & Solutions business included the incremental gross profit related to the Tyco Merger, and higher volumes in the Global Products segment. Gross profit in the Power Solutions business was favorably impacted by favorable pricing and product mix net of lead cost increases and higher volumes, partially offset by higher operating costs. Net mark-to-market adjustments on pension and postretirement plans had a net favorable year-over-year impact on cost of sales of $169 million ($72 million gain in fiscal 2017 compared to a $97 million charge in fiscal 2016) primarily due to an increase in year-over-year discount rates and favorable U.S. investment returns versus expectations in the current year. Foreign currency translation had an unfavorable impact on cost of sales of approximately $21 million. Refer to the segment analysis below within Item 7 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2017	2016	Change
Selling, general and administrative expenses	$6,158	$4,190	47%
% of sales	20.4%	20.1%

Selling, general and administrative expenses ("SG&A") increased by $1,968 million year over year, and SG&A as a percentage of sales increased by 30 basis points. The Building Technologies & Solutions business SG&A increased primarily due to incremental SG&A related to the Tyco Merger, partially offset by productivity savings and cost synergies. Foreign currency translation had an unfavorable impact on SG&A of $5 million. The net unfavorable year-over-year impact on SG&A resulting from transaction, integration and separation costs was $149 million. The net mark-to-market adjustments on pension and postretirement plans had a net favorable year-over-year impact on SG&A of $644 million ($348 million gain in fiscal 2017 compared to a $296 million charge in fiscal 2016) primarily due to an increase in year-over-year discount rates and favorable U.S. investment returns versus expectations in the current year. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2017	2016	Change
Restructuring and impairment costs	$367	$288	27%

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2017	2016	Change
Net financing charges	$496	$289	72%

Net financing charges increased in fiscal 2017 as compared to fiscal 2016 primarily due to higher interest rates, higher average borrowing levels as a result of the debt assumed with the Tyco Merger, new debt issuances in the second quarter of fiscal year 2017 and debt exchange offer fees.

Equity Income

	Year Ended September 30,
(in millions)	2017	2016	Change
Equity income	$240	$174	38%

The increase in equity income was primarily due to higher income at certain partially-owned affiliates of the Power Solutions business and the Johnson Controls - Hitachi ("JCH") joint venture in the Building Technologies & Solutions business. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2017	2016	Change
Income tax provision	$705	$197	*
Effective tax rate	28%	19%

* Measure not meaningful

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company for 11 months of 2016 and due to the Company's current legal entity structure. The effective rate is below the U.S. statutory rate for fiscal 2017 primarily due to the benefits of continuing global tax planning initiatives, non-U.S. tax rate differentials, tax audit closures, and a tax benefit due to changes in entity tax status, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction / integration costs and the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business. The effective rate is below the U.S. statutory rate for fiscal 2016 primarily due to the benefits of continuing global tax planning initiatives and foreign tax rate differentials, partially offset by the jurisdictional mix of restructuring and impairment costs, and the tax impacts of the merger and integration related costs. The fiscal 2017 effective tax rate increased as compared to the fiscal 2016 effective tax rate primarily due to the tax effects of transactions ($408 million), and the tax effects of restructuring and impairment costs ($37 million), partially offset by the tax effects of reserve and valuation allowance adjustments ($164 million) and tax planning initiatives. The fiscal year 2017 and 2016 global tax planning initiatives related primarily to foreign tax credit planning, changes in entity tax status, global financing structures and alignment of the Company's global business functions in a tax efficient manner. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

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

In the fourth quarter of fiscal 2017, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily in Canada, China and Mexico would not be able to be realized, and it was more likely than not that certain deferred tax assets in Germany would be realized. Therefore, the Company recorded $27 million of net valuation allowances as income tax expense in the three month period ended September 30, 2017.

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

During fiscal 2017, the Company settled a significant number of tax examinations impacting fiscal years 2006 to fiscal 2014. In the fourth quarter of fiscal 2017, income tax audit resolutions resulted in a net $191 million benefit to income tax expense.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2017, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Other Tax Matters

During fiscal 2017, the Company recorded $428 million of transaction and integration costs which generated a $69 million tax benefit.

During fiscal 2017, the Company recorded a discrete non-cash tax charge of $490 million related to establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries of the Scott Safety business. This business is reported as net assets held for sale given the announced sale to 3M Company. Refer to Note 3, "Acquisitions and Divestitures," and Note 4, "Discontinued Operations," of the notes to consolidated financial statements for additional information.

In the fourth quarter of fiscal 2017, the Company recorded a tax charge of $53 million due to a change in the deferred tax liability related to the outside basis of certain nonconsolidated subsidiaries.

In the first quarter of fiscal 2017, the Company recorded a discrete tax benefit of $101 million due to changes in entity tax status.

During fiscal 2017 and 2016, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges do not generate a tax benefit due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $65 million and $28 million incremental tax expense in fiscal 2017 and 2016, respectively.

During the fourth quarter of fiscal 2016, the Company completed its merger with Tyco. As a result of that transaction, the Company incurred incremental tax expense of $137 million. In preparation for the spin-off of the Automotive Experience business in the first quarter of fiscal 2017, the Company incurred incremental tax expense for continuing operations of $26 million in fiscal 2016.

Impacts of Tax Legislation and Change in Statutory Tax Rates

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

During the fiscal years ended 2017 and 2016, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Loss From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2017	2016	Change
Loss from discontinued operations, net of tax	$(34)	$(1,516)	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2017	2016	Change
Income from continuing operations attributable to noncontrolling interests	$199	$132	51%
Income from discontinued operations attributable to noncontrolling interests	9	84	-89%

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2017 was primarily due to higher net income related to the JCH joint venture in the Building Technologies & Solutions business.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income (Loss) Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2017	2016	Change
Net income (loss) attributable to Johnson Controls	$1,611	$(868)	*

* Measure not meaningful

The increase in net income (loss) attributable to Johnson Controls was primarily due to incremental operating income as a result of the Tyco Merger and a prior year net loss from discontinued operations, partially offset by an increase in the income tax provision and higher net financing charges. Fiscal 2017 diluted earnings (loss) per share attributable to Johnson Controls was $1.71 compared to ($1.29) in fiscal 2016.

Comprehensive Income (Loss) Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2017	2016	Change
Comprehensive income (loss) attributable to Johnson Controls	$1,710	$(964)	*

* Measure not meaningful

The increase in comprehensive income (loss) attributable to Johnson Controls was due to higher net income (loss) attributable to Johnson Controls ($2,479 million) and an increase in other comprehensive loss attributable to Johnson Controls ($195 million) primarily related to favorable foreign currency translation adjustments. These year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the euro and British pound currencies against the U.S. dollar, partially offset by the weakening of the Japanese yen currency against the U.S. dollar.

SEGMENT ANALYSIS

Management evaluates the performance of its business units based primarily on segment EBITA, which is defined as income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Technologies & Solutions

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Building Solutions North America	$8,341	$4,687	78%	$1,039	$494	*
Building Solutions EMEA/LA	3,595	1,613	*	290	74	*
Building Solutions Asia Pacific	2,444	1,736	41%	323	222	45%
Global Products	8,455	6,148	38%	1,179	637	85%
	$22,835	$14,184	61%	$2,831	$1,427	98%
 * Measure not meaningful

Net Sales:

•
The increase in Building Solutions North America was due to incremental sales related to the Tyco Merger including current year nonrecurring purchase accounting adjustments ($3,689 million), the impact of prior year nonrecurring purchase accounting adjustments ($15 million) and the favorable impact of foreign currency translation ($5 million), partially offset by a prior year business divestiture ($32 million) and lower installation volumes ($23 million).

•
The increase in Building Solutions EMEA/LA was due to incremental sales related to the Tyco Merger including current year nonrecurring purchase accounting adjustments ($1,982 million), higher volumes ($7 million), the impact of prior year nonrecurring purchase accounting adjustments ($5 million) and the favorable impact of foreign currency translation ($3 million), partially offset by a business divestiture ($15 million).

•
The increase in Building Solutions Asia Pacific was due to incremental sales related to the Tyco Merger including current year nonrecurring purchase accounting adjustments ($653 million), higher volumes of equipment and control systems ($41 million), and higher service volumes ($38 million), partially offset by the unfavorable impact of foreign currency translation ($24 million). The increase in volume was driven by favorable local economic conditions.

•
The increase in Global Products was due to incremental sales related to the Tyco Merger including current year nonrecurring purchase accounting adjustments ($2,157 million), higher volumes ($221 million) and the favorable impact of foreign currency translation ($20 million), partially offset by lower volumes related to business divestitures and deconsolidation ($91 million). The increase in volumes was primarily attributable to new product offerings.

Segment EBITA:

•
The increase in Building Solutions North America was due to incremental income related to the Tyco Merger ($567 million), the net impact of prior year and current year nonrecurring purchase accounting adjustments ($52 million), favorable mix ($9 million), lower selling, general and administrative expenses ($3 million) as a result of productivity and synergy savings net of a prior year gain on business divestiture, the favorable impact of foreign currency translation ($1 million) and prior year transaction costs ($1 million), partially offset by current year integration costs ($42 million), higher operating costs as a result of channel investments ($25 million), current year transaction costs ($13 million), lower volumes ($6 million) and a prior year business divestiture ($2 million).

•
The increase in Building Solutions EMEA/LA was due to incremental income related to the Tyco Merger ($221 million), the net impact of prior year and current year nonrecurring purchase accounting adjustments ($33 million), lower selling, general and administrative expenses as a result of productivity and synergy savings ($23 million), favorable mix ($7 million), higher volumes ($2 million) and prior year transaction costs ($1 million), partially offset by a current year unfavorable arbitration award ($50 million), current year integration costs ($6 million), lower equity income ($6 million), current year transaction costs ($5 million), the unfavorable impact of foreign currency translation ($3 million) and a prior year business divestiture ($1 million).

•
The increase in Building Solutions Asia Pacific was due to incremental income related to the Tyco Merger ($73 million), lower selling, general and administrative expenses as a result of productivity savings ($24 million), higher volumes ($20 million) and the favorable impact of foreign currency translation ($1 million), partially offset by unfavorable mix ($6 million), current year integration costs ($5 million), higher operating costs ($4 million) and current year transaction costs ($2 million).

•
The increase in Global Products was due to incremental income related to the Tyco Merger ($474 million), higher volumes ($55 million), lower selling, general and administrative expenses as a result of productivity and synergy savings ($41 million), higher equity income ($33 million), prior year integration costs ($20 million), prior year transaction costs ($14 million) and lower operating costs ($13 million), partially offset by the net impact of prior year and current year nonrecurring purchase accounting adjustments ($42 million), current year integration costs ($25 million), unfavorable mix ($16 million), current year transaction costs ($13 million), the unfavorable impact of foreign currency translation ($5 million), a prior year gain on acquisition of partially-owned affiliate ($4 million) and business divestitures ($3 million).

Power Solutions

	Year Ended September 30,
(in millions)	2017	2016	Change
Net sales	$7,337	$6,653	10%
Segment EBITA	1,427	1,327	8%

•
Net sales increased due to the impact of higher lead costs on pricing ($427 million) favorable pricing and product mix ($154 million), higher sales volumes ($86 million) and the favorable impact of foreign currency translation ($17 million). The increase in volumes was driven by start-stop battery volumes and growth in China. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA increased due to favorable pricing and product mix net of lead cost increases ($106 million), lower selling, general and administrative expenses as a result of productivity savings ($39 million), higher equity income ($28 million), higher volumes ($27 million), prior year restructuring and impairment costs included in equity income ($7 million), prior year transaction costs ($1 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher operating costs primarily driven by efforts to satisfy growing customer demand ($108 million) and current year transaction costs ($1 million).

FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015

Net Sales

	Year Ended September 30,
(in millions)	2016	2015	Change
Net sales	$20,837	$17,100	22%

The increase in consolidated net sales was due to higher sales in the Building Technologies & Solutions business ($3,837 million) and Power Solutions business ($243 million), partially offset by the unfavorable impact of foreign currency translation ($343 million). Excluding the unfavorable impact of foreign currency translation, consolidated net sales increased 24% as compared to the prior year. Increased sales resulted from the JCH joint venture and the Tyco Merger, as well as higher volumes in the Building Solutions North America segment, higher global battery shipments and favorable product mix in the Power Solutions business. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2016	2015	Change
Cost of sales	$15,183	$12,569	21%
Gross profit	5,654	4,531	25%
% of sales	27.1%	26.5%

Cost of sales increased in fiscal 2016 as compared to fiscal 2015, with gross profit as a percentage of sales increasing by 60 basis points. Foreign currency translation had a favorable impact on cost of sales of approximately $253 million. Gross profit in the Building Technologies & Solutions business included the incremental gross profit related to the JCH joint venture and Tyco Merger, and higher volumes in the Building Solutions North America segment. Gross profit in the Power Solutions business was favorably impacted by higher volumes, and favorable pricing and product mix, partially offset by higher operating costs. Net mark-to-market adjustments on pension and postretirement plans had a net favorable year over year impact on cost of sales of $56 million ($97 million charge in fiscal 2016 compared to a $153 million charge in fiscal 2015) primarily due to the unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the prior year, partially offset by a decrease in year-over-year discount rates. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2016	2015	Change
Selling, general and administrative expenses	$4,190	$3,191	31%
% of sales	20.1%	18.7%

SG&A increased by $999 million year over year, and SG&A as a percentage of sales increased by 140 basis points. The net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year over year impact on SG&A of $33 million ($296 million charge in fiscal 2016 compared to a $263 million charge in fiscal 2015) primarily due to a decrease in year-over-year discount rates, partially offset by the unfavorable U.S. investment returns versus expectations and the adoption of new mortality rate changes in the U.S. in the prior year. Additionally, the net unfavorable impact on SG&A resulting from transaction and integration costs was $130 million. Excluding the impact of transaction and integrations costs, the Building Technologies & Solutions business SG&A increased primarily due to incremental SG&A related to the JCH joint venture and Tyco Merger, and product and sales force investments in North America. The Power Solutions business SG&A decreased primarily due to lower employee related expenses and cost reduction initiatives. Foreign currency translation had a favorable impact on SG&A of $44 million. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2016	2015	Change
Restructuring and impairment costs	$288	$215	34%

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2016	2015	Change
Net financing charges	$289	$274	5%

Net financing charges increased in fiscal 2016 as compared to fiscal 2015 primarily due to higher average borrowing levels; in part due to the acquisition of debt as a result of the Tyco Merger.

Equity Income

	Year Ended September 30,
(in millions)	2016	2015	Change
Equity income	$174	$80	*

* Measure not meaningful

The increase in equity income was primarily due to current year income related to partially-owned affiliates of the JCH joint venture in the Building Technologies & Solutions business. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2016	2015	Change
Income tax provision	$197	$71	*
Effective tax rate	19%	8%

* Measure not meaningful

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company in fiscal 2015 and for 11 months of 2016. The effective rate is below the U.S. statutory rate for fiscal 2016 primarily due to the benefits of continuing global tax planning initiatives and foreign tax rate differentials, partially offset by the jurisdictional mix of restructuring and impairment costs, and the tax impacts of the merger and integration related costs. The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions. The fiscal 2016 effective tax rate increased as compared to the fiscal 2015 effective tax rate primarily due to the tax effects of transactions ($163 million), reserve and valuation allowance adjustments ($99 million), and the tax effects of restructuring and impairment costs ($28 million), partially offset by tax planning initiatives ($164 million). The fiscal year 2016 and 2015 global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of the Company's global business functions in a tax efficient manner. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

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

Other Tax Matters

During fiscal 2016 and 2015, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges do not generate a tax benefit due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $28 million incremental tax expense in fiscal 2016.

During the fourth quarter of fiscal 2016, the Company completed its merger with Tyco. As a result of that transaction, the Company incurred incremental tax expense of $137 million. In preparation for the spin-off of the Automotive Experience business in the first quarter of fiscal 2017, the Company incurred incremental tax expense for continuing operations of $26 million in fiscal 2016.

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

Income (Loss) From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2016	2015	Change
Income (loss) from discontinued operations, net of tax	$(1,516)	$819	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2016	2015	Change
Income from continuing operations attributable to noncontrolling interests	$132	$46	*
Income from discontinued operations attributable to noncontrolling interests	84	70	20%

* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2016 was primarily due to current year income related to the JCH joint venture in the Building Technologies & Solutions business.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income (Loss) Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2016	2015	Change
Net income (loss) attributable to Johnson Controls	$(868)	$1,563	*

* Measure not meaningful

The decrease in net income (loss) attributable to Johnson Controls was primarily due to a net loss from discontinued operations, higher SG&A primarily due to higher transaction costs in the current year, an increase in the income tax provision, and current year restructuring and impairment costs, partially offset by higher gross profit. Fiscal 2016 diluted earnings (loss) per share attributable to Johnson Controls was ($1.29) compared to $2.36 in fiscal 2015.

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

Segment Analysis

Management evaluates the performance of its business units based primarily on segment EBITA, which is defined as income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, significant restructuring and impairment costs, and net mark-to-market adjustments on pension and postretirement plans.

Building Technologies & Solutions

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Building Solutions North America	$4,687	$4,270	10%	$494	$416	19%
Building Solutions EMEA/LA	1,613	1,549	4%	74	45	64%
Building Solutions Asia Pacific	1,736	1,651	5%	222	211	5%
Global Products	6,148	3,040	*	637	414	54%
	$14,184	$10,510	35%	$1,427	$1,086	31%
 * Measure not meaningful

Net Sales:

•
The increase in Building Solutions North America was due to incremental sales related to the Tyco Merger ($335 million), and higher volumes of controls systems and service ($172 million), partially offset by lower volumes related to business divestitures ($52 million), the unfavorable impact of foreign currency translation ($23 million) and the impact of nonrecurring purchase accounting adjustments ($15 million). The increase in volumes was primarily attributable to market share gains.

•
The increase in Building Solutions EMEA/LA was due to incremental sales related to the Tyco Merger ($195 million) and incremental sales related to a business acquisition ($7 million), partially offset by the unfavorable impact of foreign currency translation ($77 million), lower volumes ($56 million) and the impact of nonrecurring purchase accounting adjustments ($5 million). The net decrease in volumes was primarily attributable to unfavorable local market conditions.

•
The increase in Building Solutions Asia Pacific was due to incremental sales related to the Tyco Merger ($68 million) and higher volumes ($65 million), partially offset by the unfavorable impact of foreign currency translation ($48 million). The increase in volumes was primarily driven favorable local economic conditions.

•
The increase in Global Products was due to incremental sales related to the JCH joint venture ($2,808 million), incremental sales related to the Tyco Merger ($230 million) and higher volumes ($85 million), partially offset by the unfavorable impact of foreign currency translation ($15 million). The increase in volume was driven by new product offerings.

Segment EBITA:

•
The increase in Building Solutions North America was due to incremental income related to the Tyco Merger ($54 million), higher volumes ($38 million), lower selling, general and administrative expenses ($34 million) as a result of restructuring actions and other cost reduction initiatives and a current year gain on business divestiture net of a prior year gain on business divestitures, and prior year transaction and integration costs ($4 million), partially offset by the impact of nonrecurring purchase accounting adjustments ($28 million), unfavorable margin rates ($13 million), lower income due to a prior year business divestiture ($5 million), the unfavorable impact of foreign currency translation ($3 million), a pension settlement loss ($2 million), and current year transaction and integration costs ($1 million).

•
The increase in Building Solutions EMEA/LA was due to incremental income related to the Tyco Merger ($24 million), favorable margin rates ($22 million), lower selling, general and administrative expenses ($10 million), and prior year transaction and integration costs ($1 million), partially offset by lower volumes ($12 million), the impact of nonrecurring purchase accounting adjustments ($10 million), lower equity income ($3 million), the unfavorable impact of foreign currency translation ($2 million), and current year transaction and integration costs ($1 million).

•
The increase in Building Solutions Asia Pacific was due to lower selling, general and administrative expenses ($20 million), higher volumes ($16 million), incremental income related to the Tyco Merger ($6 million), and prior year transaction and integration costs ($1 million), partially offset by unfavorable margin rates ($22 million), the unfavorable impact of foreign currency translation ($8 million) and the impact of nonrecurring purchase accounting adjustments ($2 million).

•
The increase in Global Products was due to incremental income related to the JCH joint venture exclusive of global investments in related products and technologies ($307 million), incremental income related to the Tyco Merger ($51 million), higher volumes ($32 million), prior year transaction and integration costs ($31 million), a gain on a partially-owned affiliate ($4 million) and higher equity income ($1 million), partially offset by higher selling, general and administrative expenses ($116 million) due to global product and related sales force investments and a prior year gain on business divestitures, current year transaction and integration costs ($35 million), nonrecurring purchase accounting adjustments ($29 million), unfavorable margin rates ($16 million), the unfavorable impact of foreign currency translation ($4 million) and a pension settlement loss ($3 million).

Power Solutions

	Year Ended September 30,
(in millions)	2016	2015	Change
Net sales	$6,653	$6,590	1%
Segment EBITA	1,327	1,241	7%

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

•
Segment EBITA increased due to higher volumes ($77 million), favorable pricing and product mix ($55 million), and lower selling, general and administrative expenses due to lower employee related expenses and cost reduction initiatives ($41 million), partially offset by higher operating costs primarily driven by efforts to increase supply to satisfy growing customer demand and launch new capacity in China ($48 million), the unfavorable impact of foreign currency translation ($29 million), restructuring and impairment costs included in equity income ($7 million), a pension settlement loss ($1 million), transaction costs ($1 million) and lower equity income ($1 million).

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2017 was $19.7 billion, $1.3 billion lower than the prior year. The decrease was primarily due to business divestitures.

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

Indefinite-lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests. While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairments of goodwill or indefinite-lived assets existed during fiscal years 2017, 2016 and 2015, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets" and ASC 985-20, "Costs of software to be sold, leased, or marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off.

In fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $77 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charges, $30 million related to the Building Solutions North America segment, $20 million related to the Global Products segment, $19 million related to Corporate assets, $7 million related to the Power Solutions segment and $1 million related to the Building Solutions Asia Pacific segment. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second, third and fourth quarters of fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $103 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charges, $64 million related to the Power Solutions segment, $24 million related to Corporate assets, $8 million related to the Global Products segment, $4 million related to the Building Solutions Asia Pacific segment and $3 million related to the Building Solutions EMEA/LA segment. In addition, the Company recorded $87 million of asset impairments within discontinued operations related to Adient in fiscal 2016. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the fourth quarter of fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions and the intention to spin-off the Automotive Experience business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $156 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $139 million related to Corporate assets, $16 million related to the Building Solutions EMEA/LA segment and $1 million related to the Building Solutions North America segment. In addition, the Company recorded $27 million of asset impairments within discontinued operations related to Adient in fiscal 2015. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

Investments in partially-owned affiliates ("affiliates") at September 30, 2017 were $1.2 billion, $0.2 billion higher than the prior year. The increase was primarily due to equity income from partially-owned affiliates in the Power Solutions business and the JCH joint venture.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2017	September 30, 2016
(in millions)			Change
Current assets	$12,292	$17,109
Current liabilities	(11,854)	(16,331)
	438	778	-44%

Less: Cash	(321)	(579)
Add: Short-term debt	1,214	1,078
Add: Current portion of long-term debt	394	628
Less: Assets held for sale	(189)	(5,812)
Add: Liabilities held for sale	72	4,276
Working capital (as defined)	$1,608	$369	*

Accounts receivable	$6,666	$6,394	4%
Inventories	3,209	2,888	11%
Accounts payable	4,271	4,000	7%

* Measure not meaningful

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portion of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items and businesses to be divested, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at September 30, 2017 as compared to September 30, 2016, was primarily due to current year income tax payments related to the Adient-spin off, an increase in inventory to meet anticipated customer demand and an increase in accounts receivable due to timing of customer receipts, partially offset by an increase in accounts payable due to timing and mix of supplier payments.

•
The Company’s days sales in accounts receivable at September 30, 2017 were 65, a slight increase from 63 at September 30, 2016. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods. Increased volumes in certain of the segments contributed to the increase.

•
The Company’s inventory turns for the year ended September 30, 2017 were lower than the comparable period ended September 30, 2016 primarily due to a build of Power Solutions inventory levels to meet customer demand.

•	Days in accounts payable at September 30, 2017 were 73 days, higher than 69 days at the comparable period ended September 30, 2016.

Cash Flows

	Year Ended September 30,
(in millions)	2017	2016
Cash provided by operating activities	$12	$1,895
Cash used by investing activities	(1,137)	(887)
Cash provided (used) by financing activities	717	(933)
Capital expenditures	(1,343)	(1,249)

•
The decrease in cash provided by operating activities was primarily due to higher income tax payments related to the Adient spin-off ($1.2 billion in the first quarter of fiscal 2017) and the movement in trade working capital balances.

•
The increase in cash used by investing activities was primarily due to cash acquired in the Tyco Merger in the prior year and an increase in capital expenditures, partially offset by cash received from business divestitures in the current year.

•
The increase in cash provided by financing activities was primarily due to the net dividend proceeds from the Adient spin-off, an increase in long-term debt and higher dividends paid to noncontrolling interests related to the JCH joint venture in the prior year, partially offset by a net decrease in short-term debt borrowings.

•
The increase in capital expenditures in the current year is primarily related to higher capital investments in the current year in the Building Technologies & Solutions and Power Solutions businesses, partially offset by lower capital investments in the Automotive Experience business due to the Adient spin-off.

Capitalization

	September 30, 2017	September 30, 2016
(in millions)			Change
Short-term debt	$1,214	$1,078
Current portion of long-term debt	394	628
Long-term debt	11,964	11,053
Total debt	$13,572	$12,759	6%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	20,447	24,118	-15%
Total capitalization	$34,019	$36,877	-8%

Total debt as a % of total capitalization	40%	35%

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

•
In connection with the Tyco Merger, on December 28, 2016, the Company completed its offers to exchange all validly tendered and accepted notes of certain series (the existing notes) issued by JCI Inc. or Tyco International Finance S.A. ("TIFSA"), as applicable, each of which is a wholly owned subsidiary of the Company, for new notes (the "New Notes") to be issued by the Company, and the related solicitation of consents to amend the indentures governing the existing notes (the offers to exchange and the related consent solicitation together the "exchange offers"). Pursuant to the exchange offers, the Company exchanged approximately $5.6 billion of $6.0 billion in aggregate principal amount of dollar denominated notes and approximately 423 million euro of 500 million euro in aggregate principal amount of euro denominated notes. All validly tendered and accepted existing notes have been canceled. Immediately following such cancellation, $380.9 million aggregate principal amount of existing notes (not including the TIFSA Euro Notes) remained outstanding across seventeen series of dollar-denominated existing notes and 77.4 million euro aggregate principal amount of TIFSA Euro Notes remained outstanding across one series. In connection with the settlement of the exchange offers, the New Notes were registered under the Securities Act of 1933 and their terms are described in the Company’s Prospectus dated December 19, 2016, as filed with the SEC under Rule 424(b)(3) of the Act on that date. The issuance of the New Notes occurred on December 28, 2016. The New Notes are unsecured and unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company issued from time to time.

•
In connection with the Tyco Merger on September 2, 2016, JCI Inc., a wholly owned subsidiary of the Company, replaced its $2.5 billion committed five-year credit facility scheduled to mature in August 2018 with a $2.0 billion committed four-year credit facility scheduled to expire in August 2020. Also, in connection with the Tyco Merger on September 2, 2016, Tyco International Holding S.à.r.l ("TSarl"), a wholly owned subsidiary of the Company, entered into a four-year, $1.0 billion revolving credit agreement scheduled to expire in August 2020. The facilities are used to support the Company’s outstanding commercial paper. There were no draws on either committed credit facility during the fiscal year ended September 30, 2017.

•
Simultaneously with the closing of the Tyco Merger on September 2, 2016, TSarl borrowed $4.0 billion under the Term Loan Credit Agreement dated as of March 10, 2016 with a syndicate of lenders, providing for a three and a half year senior unsecured term loan facility to finance the cash consideration for, and fees, expenses and costs incurred in connection with the Merger. During fiscal 2017, the Company partially repaid $300 million of the $4.0 billion floating rate term loan scheduled to expire in March 2020. As of September 30, 2017, the outstanding term loan balance was $3.7 billion. In October 2017, the Company completed the previously announced sale of its Scott Safety business to 3M, and net cash proceeds from the transaction of $1.9 billion were used to further repay a significant portion of the $4.0 billion term loan.

•
At September 30, 2017, the Company had committed bilateral U.S. dollar denominated revolving credit facilities totaling $550 million, which are scheduled to expire in fiscal 2018. There were no draws on any of these revolving facilities as of September 30, 2017.

•	In September 2017, the Company entered into a 364-day 150 million euro, floating rate, term loan scheduled to expire in September 2018. Proceeds from the loan were used for general corporate purposes.

•
In September 2017, the Company entered into five-year 35 billion yen syndicated floating rate term loan scheduled to expire in September 2022. Proceeds from the loan were used for general corporate purposes.

•	In July 2017, the Company retired $150 million in principal amount, plus accrued interest, of its 7.125% fixed rate notes that expired in July 2017.

•	In July 2017, the Company repurchased, at a discount, 4 million euro of its TIFSA 1.375% fixed rate notes, plus accrued interest, scheduled to expire in 2025.

•
In March 2017, the Company issued one billion euro in principal amount of 1.0% senior unsecured fixed rate notes due in fiscal 2023. Proceeds from the issuance were used to repay existing debt and for other general corporate purposes.

•	In March 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in March 2018. As of September 30, 2017, there were no draws on the facility.

•	In March 2017, the Company retired $46 million in principal amount, plus accrued interest, of its 2.355% fixed rate notes that expired in March 2017.

•	In March 2017 and February 2017, the Company repurchased, at a discount, 15 million euro of its TIFSA 1.375% fixed rate notes, plus accrued interest, scheduled to expire in February 2025.

•
In February 2017, the Company issued $500 million aggregate principal amount of 4.5% senior unsecured fixed rate notes due in fiscal 2047. Proceeds from the issuance were used to repay outstanding commercial paper borrowings and for other general corporate purposes.

•
In February 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in February 2018. As of September 30, 2017, there were no draws on the facility.

•	In January 2017, the Company entered into a 364-day $250 million committed revolving credit facility scheduled to expire in January 2018. As of September 30, 2017, there were no draws on the facility.

•	In December 2016, the Company retired $400 million in principal amount, plus accrued interest, of its 2.6% fixed rate notes that expired in December 2016.

•
In December 2016, the Company entered into a 364-day 100 million euro floating rate term loan scheduled to mature in December 2017. Proceeds from the term loan were used for general corporate purposes. Principal and accrued interest were fully repaid in March 2017.

•	In December 2016, a $100 million committed revolving credit facility expired. There were no draws on the facility.

•	In November 2016, the Company fully repaid its 37 billion yen syndicated floating rate term loan, plus accrued interest, scheduled to expire in June 2020.

•	In November 2016, a $35 million committed revolving credit facility expired. There were no draws on the facility.

•	In October 2016, the Company repaid two ten-month floating rate term loans totaling $325 million, plus accrued interest, scheduled to expire in October 2016.

•	In October 2016, the Company repaid a nine-month $100 million floating rate term loan, plus accrued interest, scheduled to expire in November 2016.

•	In October 2016, the Company repaid a nine-month 100 million euro floating rate term loan, plus accrued interest, scheduled to expire in October 2016.

•
The Company also selectively makes use of short-term credit lines other than its revolving credit facilities at the Company and TSarl. The Company estimates that, as of September 30, 2017, it could borrow up to $1.4 billion based on average borrowing levels during the year on committed credit lines.

•
The Company believes its capital resources and liquidity position at September 30, 2017 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2018 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and TSarl are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.0 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facilities as of September 30, 2017. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company earns a significant amount of its operating income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested except in limited circumstances. However, in fiscal 2017, the Company provided income tax expense related to a change in the Company’s assertion over the outside basis difference of the Scott Safety business as a result of the pending divestiture as well as the outside basis of certain nonconsolidated subsidiaries. In addition, in fiscal 2016, the Company provided income tax expense related to a change in the Company's assertion over a portion of the permanently reinvested earnings as a result of the planned spin-off of the Automotive Experience business. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. Except as noted, the Company’s intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

•
The Company’s debt financial covenant in its revolving credit facility requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of September 30, 2017, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $367 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs from continuing operations by approximately $280 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2018. For fiscal 2017, the savings, net of execution costs, were approximately 40% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $239 million at September 30, 2017 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $288 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $135 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized by the end of fiscal 2018. For fiscal 2017, the savings, net of execution costs, were approximately 35% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in fiscal 2018. The restructuring plan reserve balance of $92 million at September 30, 2017 is expected to be paid in cash.

A summary of the Company’s significant contractual obligations for continuing operations as of September 30, 2017 is as follows (in millions):

	Total	2018	2019-2020	2021-2022	2023 and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$12,403	$394	$4,228	$1,305	$6,476
Interest on long-term debt (including capital lease obligations)*	5,731	413	752	503	4,063
Operating leases	954	315	397	157	85
Purchase obligations	2,334	1,830	373	125	6
Pension and postretirement contributions	447	64	76	79	228
Tax indemnification liabilities**	301	—	—	—	—
Total contractual cash obligations	$22,170	$3,016	$5,826	$2,169	$10,858

* Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for information related to the Company's long-term debt.

** As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded as part of the acquired liabilities of Tyco $290 million of post sale contingent tax indemnification liabilities which is generally recorded within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2017 and 2016, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. The payments due by period are not presented due to uncertainty as to when these liabilities will be settled or paid. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements. In addition, the Company has recorded $11 million of tax indemnification liabilities as of September 30, 2017 related to other divestitures.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following policies are considered by management to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial position and cash flows.

Revenue Recognition

The Building Technologies & Solutions business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion ("POC") method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in other current liabilities. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

The Building Technologies & Solutions business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Building Technologies & Solutions business also sells certain heating, ventilating and air conditioning ("HVAC") and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period. In addition, the Buildings business sells security monitoring systems that may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. In accordance with ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. In order to estimate relative selling price, market data and transfer price studies are utilized. Revenue recognized for security monitoring equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services. For transactions in which the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the customer relationship.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2017, 2016 and 2015.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets" and ASC 985-20, "Costs of software to be sold, leased, or marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2017, 2016 and 2015.

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

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s discount rate on U.S. pension plans was 3.80% and 3.70% at September 30, 2017 and 2016, respectively. The Company’s discount rate on postretirement plans was 3.70% and 3.30% at September 30, 2017 and 2016, respectively. The Company’s weighted average discount rate on non-U.S. pension plans was 2.40% and 1.90% at September 30, 2017 and 2016, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 45% of the plans’ assets are invested in equity securities and 44% in fixed income securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2017 and 2016, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 7.50%. The actual rate of return on U.S. pension plans was above 7.50% in both fiscal years 2017 and 2016. For the years ending September 30, 2017 and 2016, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 4.60% and 4.50%, respectively. The actual rate of return on non-U.S. pension plans was above 4.60% in fiscal year 2017 and above 4.50% in fiscal year 2016. For the years ending September 30, 2017 and 2016, the Company’s weighted average expected long-term return on postretirement plan assets was 5.60% and 5.45%, respectively. The actual rate of return on postretirement plan assets was above 5.60% in fiscal year 2017 and above 5.45% in fiscal year 2016.

Beginning in fiscal 2018, the Company believes the long-term rate of return will approximate 7.50%, 5.35% and 5.65% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a remeasurement event. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2017, total employer contributions to the defined benefit pension plans were $342 million, of which $49 million were voluntary contributions made by the Company. The Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2018. In fiscal 2017, total employer contributions to the postretirement plans were $5 million. The Company expects to contribute approximately $5 million in cash to its postretirement plans in fiscal 2018.

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

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from

2068 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. At September 30, 2017, the Company had recorded $409 million of warranty reserves for continuing operations, including extended warranties for which deferred revenue is recorded. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Refer to Note 21, "Guarantees," of the notes to consolidated financial statements for disclosure of the Company's product warranty liabilities.

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

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2017, the Company had a valuation allowance of $3.8 billion for continuing operations, of which $3.2 billion relates to net operating loss carryforwards primarily in Australia, Belgium, Brazil, China, France, Spain, Switzerland, Luxembourg and the United Kingdom for which sustainable taxable income has not been demonstrated; and $610 million for other deferred tax assets.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2017, the Company had unrecognized tax benefits of $2.2 billion for continuing operations.

The Company does not generally provide additional U.S. or non-U.S. income taxes on outside basis differences of consolidated subsidiaries included in shareholders’ equity attributable to Johnson Controls International plc, except in limited circumstances including anticipated taxation on planned divestitures.  The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income.  The Company’s intent is to reduce the outside basis differences only when it would be tax efficient.  Refer to "Capitalization" within the "Liquidity and Capital Resources" section for discussion of U.S. and non-U.S. cash projections.

Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to the "New Accounting Pronouncements" section within Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements.

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

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. At September 30, 2017, the Company did not have any outstanding interest rate swaps. The Company assesses retrospective and prospective effectiveness and records any measured ineffectiveness in the consolidated statements of income on a monthly basis.

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

The Company has entered into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of debt obligations are reflected in the accumulated other comprehensive income ("AOCI") account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally.

At September 30, 2017 and 2016, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $330 million and $297 million, respectively.

Interest Rates

The Company has used interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. The Company had no outstanding interest rate swaps at September 30, 2017 and eight interest rates swaps totaling $850 million outstanding at September 30, 2016. A 10% increase in the average cost of the Company’s variable rate debt would have resulted in an unfavorable change in pre-tax interest expense of approximately $13 million and $11 million for the year ended September 30, 2017 and 2016, respectively.

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

Refer to Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

QUARTERLY FINANCIAL DATA

(in millions, except per share data) (quarterly amounts unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2017
Net sales	$7,086	$7,267	$7,683	$8,136	$30,172
Gross profit	2,114	2,281	2,431	2,513	9,339
Net income (loss) (1)	378	(115)	629	927	1,819
Net income (loss) attributable to Johnson Controls	329	(148)	555	875	1,611
Earnings (loss) per share (2)
Basic	0.35	(0.16)	0.59	0.94	1.72
Diluted	0.35	(0.16)	0.59	0.93	1.71

2016
Net sales	$4,696	$4,733	$5,154	$6,254	$20,837
Gross profit	1,257	1,287	1,422	1,688	5,654
Net income (loss) (3)	490	(469)	459	(1,132)	(652)
Net income (loss) attributable to Johnson Controls	450	(530)	383	(1,171)	(868)
Earnings (loss) per share (4)
Basic	0.69	(0.82)	0.59	(1.61)	(1.30)
Diluted	0.69	(0.81)	0.59	(1.61)	(1.29)

(1)
The fiscal 2017 first quarter net income includes $117 million of mark-to-market gains on pension plans, $78 million of significant restructuring and impairment costs, and $213 million of transaction, integration and separation costs. The fiscal 2017 second quarter net loss includes $18 million of mark-to-market gains on pension plans, $99 million of significant restructuring and impairment costs, and $138 million of transaction and integration costs. The fiscal 2017 third quarter net income includes $45 million of mark-to-market losses on pension plans, $49 million of significant restructuring and impairment costs, and $70 million of transaction and integration costs The fiscal 2017 fourth quarter net income includes $330 million of net mark-to-market gains on pension and postretirement plans, $141 million of significant restructuring and impairment costs, $90 million of integration costs and $50 million for an unfavorable arbitration award. The preceding amounts are stated on a pre-tax and pre-noncontrolling interest impact basis and include both continuing and discontinued operations activity.

(2)	Due to the use of the weighted-average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(3)
The fiscal 2016 first quarter net income includes $101 million of transaction, integration and separation costs. The fiscal 2016 second quarter net loss includes $229 million of significant restructuring and impairment costs, and $131 million of transaction, integration and separation costs. The fiscal 2016 third quarter net income includes $167 million of transaction, integration, and separation costs, and $102 million of significant restructuring and impairment costs. The fiscal 2016 fourth quarter net loss includes $514 million of net mark-to-market and settlement losses on pension and postretirement plans, $296 million of significant restructuring and impairment costs, and $293 million of transaction, integration and separation costs. The preceding amounts are stated on a pre-tax and pre-noncontrolling interest impact basis and include both continuing and discontinued operations activity.

(4)	Basic and diluted earnings (loss) per share will not cross-foot due to the impact of the Tyco Merger on the weighted-average shares included within the earnings per share calculation.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	59

Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015	60

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2017, 2016 and 2015	61

Consolidated Statements of Financial Position as of September 30, 2017 and 2016	62

Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015	63

Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the years ended September 30, 2017, 2016 and 2015	64

Notes to Consolidated Financial Statements	65

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2017, 2016 and 2015	137

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Johnson Controls International plc. and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 21, 2017

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2017	2016	2015
Net sales
Products and systems*	$24,099	$18,084	$14,733
Services*	6,073	2,753	2,367
	30,172	20,837	17,100
Cost of sales
Products and systems*	17,220	13,323	10,954
Services*	3,613	1,860	1,615
	20,833	15,183	12,569

Gross profit	9,339	5,654	4,531

Selling, general and administrative expenses	(6,158)	(4,190)	(3,191)
Restructuring and impairment costs	(367)	(288)	(215)
Net financing charges	(496)	(289)	(274)
Equity income	240	174	80

Income from continuing operations before income taxes	2,558	1,061	931

Income tax provision	705	197	71

Income from continuing operations	1,853	864	860

Income (loss) from discontinued operations, net of tax (Note 4)	(34)	(1,516)	819

Net income (loss)	1,819	(652)	1,679

Income from continuing operations attributable to noncontrolling interests	199	132	46
Income from discontinued operations attributable to noncontrolling interests	9	84	70

Net income (loss) attributable to Johnson Controls	$1,611	$(868)	$1,563

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$1,654	$732	$814
Income (loss) from discontinued operations	(43)	(1,600)	749
Net income (loss)	$1,611	$(868)	$1,563

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$1.77	$1.10	$1.24
Discontinued operations	(0.05)	(2.40)	1.14
Net income (loss) **	$1.72	$(1.30)	$2.39

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$1.75	$1.09	$1.23
Discontinued operations	(0.05)	(2.38)	1.13
Net income (loss) **	$1.71	$(1.29)	$2.36

*	Products and systems consist of Building Technologies & Solutions and Power Solutions products and systems. Services are Building Technologies & Solutions technical services.

**	Certain items do not sum due to rounding.
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2017	2016	2015

Net income (loss)	$1,819	$(652)	$1,679

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	103	(94)	(825)
Realized and unrealized gains (losses) on derivatives	(14)	9	(10)
Realized and unrealized gains (losses) on marketable securities	5	(1)	—
Pension and postretirement plans	—	(1)	(10)

Other comprehensive income (loss)	94	(87)	(845)

Total comprehensive income (loss)	1,913	(739)	834

Comprehensive income attributable to noncontrolling interests	203	225	91

Comprehensive income (loss) attributable to Johnson Controls	$1,710	$(964)	$743

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2017	2016

Assets

Cash and cash equivalents	$321	$579
Accounts receivable, less allowance for doubtful accounts of $182 and $173, respectively	6,666	6,394
Inventories	3,209	2,888
Assets held for sale	189	5,812
Other current assets	1,907	1,436
Current assets	12,292	17,109

Property, plant and equipment - net	6,121	5,632
Goodwill	19,688	21,024
Other intangible assets - net	6,741	7,540
Investments in partially-owned affiliates	1,191	990
Noncurrent assets held for sale	1,920	7,374
Other noncurrent assets	3,931	3,510
Total assets	$51,884	$63,179

Liabilities and Equity

Short-term debt	$1,214	$1,078
Current portion of long-term debt	394	628
Accounts payable	4,271	4,000
Accrued compensation and benefits	1,071	1,333
Deferred revenue	1,279	1,228
Liabilities held for sale	72	4,276
Other current liabilities	3,553	3,788
Current liabilities	11,854	16,331

Long-term debt	11,964	11,053
Pension and postretirement benefits	947	1,550
Noncurrent liabilities held for sale	173	3,888
Other noncurrent liabilities	5,368	5,033
Long-term liabilities	18,452	21,524

Commitments and contingencies (Note 23)

Redeemable noncontrolling interests	211	234

Ordinary shares - par value $0.01, $0.01; 2.0 billion, 2.0 billion shares authorized; 945,055,276, 936,247,911 shares issued, respectively	9	9
Ordinary A shares - par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2017 and 2016	—	—
Preferred shares - par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2017 and 2016	—	—
Ordinary shares held in treasury, at cost (2017 - 17,080,302; 2016 - 452,083 shares)	(710)	(20)
Capital in excess of par value	16,390	16,105
Retained earnings	5,231	9,177
Accumulated other comprehensive loss	(473)	(1,153)
Shareholders’ equity attributable to Johnson Controls	20,447	24,118
Noncontrolling interests	920	972
Total equity	21,367	25,090
Total liabilities and equity	$51,884	$63,179
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2017	2016	2015
Operating Activities
Net income (loss) attributable to Johnson Controls	$1,611	$(868)	$1,563
Income from continuing operations attributable to noncontrolling interests	199	132	46
Income from discontinued operations attributable to noncontrolling interests	9	84	70
Net income (loss)	1,819	(652)	1,679
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,188	953	860
Pension and postretirement benefit expense (income)	(568)	460	396
Pension and postretirement contributions	(347)	(137)	(409)
Equity in earnings of partially-owned affiliates, net of dividends received	(181)	(250)	(144)
Deferred income taxes	1,125	(1,241)	327
Non-cash restructuring and impairment charges	78	221	183
Gain on divestitures - net	(9)	(26)	(1,340)
Fair value adjustment of equity investment	—	(4)	—
Equity-based compensation	147	142	90
Other	(3)	5	(1)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(520)	(344)	(297)
Inventories	(398)	1	(99)
Other assets	(480)	148	(113)
Restructuring reserves	89	141	(6)
Accounts payable and accrued liabilities	217	398	348
Accrued income taxes	(2,145)	2,080	126
Cash provided by operating activities	12	1,895	1,600

Investing Activities
Capital expenditures	(1,343)	(1,249)	(1,135)
Sale of property, plant and equipment	33	32	37
Acquisition of businesses, net of cash acquired	(6)	353	(22)
Business divestitures, net of cash divested	220	32	1,646
Changes in long-term investments	(41)	(48)	(44)
Other	—	(7)	(12)
Cash provided (used) by investing activities	(1,137)	(887)	470

Financing Activities
Increase (decrease) in short-term debt - net	145	556	(68)
Increase in long-term debt	1,865	1,501	299
Repayment of long-term debt	(1,297)	(1,299)	(191)
Debt financing costs	(18)	(45)	—
Stock repurchases	(651)	(501)	(1,362)
Payment of cash dividends	(702)	(915)	(657)
Proceeds from the exercise of stock options	157	70	275
Change in noncontrolling interest share	8	(2)	(38)
Dividends paid to noncontrolling interests	(88)	(306)	(68)
Dividends from Adient spin-off	2,050	—	—
Cash transferred to Adient related to spin-off	(665)	—	—
Cash paid to prior acquisitions	(75)	—	—
Other	(12)	8	(11)
Cash provided (used) by financing activities	717	(933)	(1,821)
Effect of exchange rate changes on cash and cash equivalents	54	12	(81)
Change in cash held for sale	96	(61)	21
Increase (decrease) in cash and cash equivalents	(258)	26	189
Cash and cash equivalents at beginning of period	579	553	364
Cash and cash equivalents at end of period	$321	$579	$553

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders

(in millions, except per share data)	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2014	$11,270	$7	$3,369	$9,915	$(1,784)	$(237)
Comprehensive income (loss)	743	—	—	1,563	—	(820)
Cash dividends Common ($1.04 per share)	(681)	—	—	(681)	—	—
Repurchases of common stock	(1,362)	—	—	—	(1,362)	—
Other, including options exercised	365	—	371	—	(6)	—
At September 30, 2015	10,335	7	3,740	10,797	(3,152)	(1,057)
Comprehensive loss	(964)	—	—	(868)	—	(96)
Result of contribution of Johnson Controls, Inc. to Johnson Controls International plc	15,808	2	12,157	—	3,649	—
Cash dividends Common ($1.16 per share)	(752)	—	—	(752)	—	—
Repurchases of common stock	(501)	—	—	—	(501)	—
Other, including options exercised	192	—	208	—	(16)	—
At September 30, 2016	24,118	9	16,105	9,177	(20)	(1,153)
Comprehensive income	1,710	—	—	1,611	—	99
Cash dividends Ordinary ($1.00 per share)	(938)	—	—	(938)	—	—
Repurchases of ordinary shares	(651)	—	—	—	(651)	—
Spin-off of Adient	(4,038)	—	—	(4,619)	—	581
Other, including options exercised	246	—	285	—	(39)	—
At September 30, 2017	$20,447	$9	$16,390	$5,231	$(710)	$(473)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company," "Johnson Controls" or "JCI plc").

Nature of Operations

On September 2, 2016, Johnson Controls, Inc. ("JCI Inc.") and Tyco International plc ("Tyco") completed their combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 24, 2016, as amended by Amendment No. 1, dated as of July 1, 2016, by and among JCI Inc., Tyco and certain other parties named therein, including Jagara Merger Sub LLC, an indirect wholly owned subsidiary of Tyco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, on September 2, 2016, Merger Sub merged with and into JCI Inc., with JCI Inc. being the surviving corporation in the merger and a wholly owned, indirect subsidiary of Tyco (the “Merger”). Following the Merger, Tyco changed its name to “Johnson Controls International plc.” The Merger changed the jurisdiction of organization from the United States to Ireland. The domicile to Ireland became effective on September 2, 2016.

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

On October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc and the issuance of ordinary shares of Adient directly to holders of Johnson Controls ordinary shares on a pro rata basis. Prior to the open of business on October 31, 2016, each of the Company's shareholders received one ordinary share of Adient plc for every ten ordinary shares of Johnson Controls held as of the close of business on October 19, 2016, the record date for the distribution. Company shareholders received cash in lieu of fractional shares of Adient, if any. Following the separation and distribution, Adient plc is now an independent public company trading on the New York Stock Exchange ("NYSE") under the symbol "ADNT". The Company did not retain any equity interest in Adient plc. Adient’s historical financial results are reflected in the Company’s consolidated financial statements as a discontinued operation. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the Company does not have a controlling interest.

Under certain criteria as provided for in Financial Accounting Standards Board ("FASB") ASC 810, "Consolidation," the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a variable interest entity ("VIE"). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. If the entity is not considered a VIE, then the Company applies the voting interest model to determine whether or not the Company shall consolidate the partially-owned affiliate.

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was the primary beneficiary in one VIE for the reporting period ended September 30, 2017 and three VIEs for the reporting period ended September 30, 2016, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities.

Two of the VIEs manufacture products in North America for the automotive industry. The Company funded the entities’ short-term liquidity needs through revolving credit facilities and had the power to direct the activities that were considered most significant to the entities through its key customer supply relationships. These VIEs were divested as a result of the Adient spin-off in the first quarter of fiscal 2017.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE has been consolidated within the Company’s consolidated statements of financial position. The impact of consolidation of the entity on the Company’s consolidated statements of income for the years ended September 30, 2017, 2016 and 2015 was not material. The VIE is named as a co-obligor under a third party debt agreement of $164 million, maturing in fiscal 2020, under which it could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $37 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business.

The carrying amounts and classification of assets (none of which are restricted) and liabilities included in the Company’s consolidated statements of financial position for the consolidated VIEs are as follows (in millions):

	September 30,
	2017	2016
Current assets	$2	$284
Noncurrent assets	53	98
Total assets	$55	$382

Current liabilities	$6	$230
Noncurrent liabilities	42	29
Total liabilities	$48	$259

The Company did not have a significant variable interest in any other consolidated VIEs for the presented reporting periods.

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fiscal 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company is not considered to be the primary beneficiary of two of the entities as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $65 million and $59 million at September 30, 2017 and 2016, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned previously within the "Consolidated VIEs" section above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

In addition, the Company classifies disposal groups to be disposed of other than by sale (e.g. spin-off) as held for sale in the period the disposal occurs.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

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

Restricted Cash

At September 30, 2017, the Company held restricted cash of approximately $31 million, of which $22 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash restricted for payment of asbestos liabilities. At September 30, 2016, the Company held restricted cash of approximately $88 million, of which $79 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash held in escrow from business divestitures and cash restricted for payment of asbestos liabilities.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2017, 2016 and 2015.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets primarily consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets" and ASC 985-20, "Costs of software to be sold, leased, or marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2017, 2016 and 2015.

Revenue Recognition

The Building Technologies & Solutions business records certain long-term contracts under the percentage-of-completion ("POC") method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable and billings in excess of costs and earnings on uncompleted contracts primarily within deferred revenue in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $908 million and $841 million at September 30, 2017 and 2016, respectively. Billings in excess of costs and earnings related to these contracts were $451 million and $431 million at September 30, 2017 and 2016, respectively. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

The Building Technologies & Solutions business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Building Technologies & Solutions business also sells certain heating, ventilating and air conditioning ("HVAC") and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period. In addition, the Building Technologies & Solutions business sells security monitoring systems that may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. In accordance with Accounting Standards Update ("ASU") No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. In order to estimate relative selling price, market data and transfer price studies are utilized. Revenue recognized for security monitoring equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services. For transactions in which the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the customer relationship.

In all other cases, the Company recognizes revenue at the time title passes to the customer or as services are performed.

Subscriber System Assets, Dealer Intangibles and Related Deferred Revenue Accounts

The Building Technologies & Solutions business considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems outside of North America, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program, primarily outside of North America (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which the Company retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's place of business, or outside of North America, residence. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

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

Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. The Company depreciates its pooled subscriber system assets and related deferred revenue using a straight-line method with lives up to 12 years and considering customer attrition. The Company uses a straight-line method with a 15-year life for non-pooled subscriber system assets (primarily in Europe, Latin America and Asia) and related deferred revenue, with remaining balances written off upon customer termination.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses for continuing operations in the consolidated statements of income. Such expenditures for the years ended September 30, 2017, 2016 and 2015 were $360 million, $158 million and $134 million, respectively.

Earnings Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options, unvested restricted stock and unvested performance share awards. See Note 13, "Earnings per Share," of the notes to consolidated financial statements for the calculation of earnings per share.

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in net income for the years ended September 30, 2017, 2016 and 2015 were $94 million, $(95) million and $(119) million, respectively.

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

The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income ("AOCI"), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.

Investments

The Company invests in debt and equity securities which are classified as available for sale and are marked to market at the end of each accounting period. Unrealized gains and losses on these securities, other than the deferred compensation plan assets, are recognized in AOCI within the consolidated statement of shareholders' equity unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. The deferred compensation plan assets are marked to market at the end of each accounting period and all unrealized gains and losses are recorded in the consolidated statements of income.

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

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax basis of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements.

Retrospective Changes

Certain amounts as of September 30, 2016 and 2015 have been revised to conform to the current year's presentation.

Effective July 1, 2017, the Company reorganized the reportable segments within its Building Technologies & Solutions business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Technologies & Solutions was comprised of five reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia, Rest of World and Tyco. As a result of this change, Building Technologies & Solutions is now comprised of four reportable segments for financial reporting purposes: Building Solutions North America, Building Solutions EMEA/LA, Building Solutions Asia Pacific and Global Products. Refer to Note 7, “Goodwill and Other Intangible Assets,” and Note 19, “Segment Information,” of the notes to consolidated financial statements for further information. The net sales and cost of sales split of products and systems versus services on the consolidated statements of income has also been revised for the Building Technologies & Solutions reorganization.
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-17, "Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control." The ASU changes how a single decision maker of a variable interest entity ("VIE") that holds indirect interest in the entity through related parties that are under common control determines whether it is the primary beneficiary of the VIE. The new guidance amends ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" issued in February 2015. ASU No. 2016-17 was effective for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. During the quarter ended September 30, 2017, the Company early adopted ASU No. 2016-07 and applied it prospectively. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. ASU No. 2015-07 was effective retrospectively for the Company for the quarter ending December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, but did impact pension asset disclosures. Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for further information.

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
Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU more closely aligns the results of hedge accounting with risk management activities through amendments to the designation and measurement guidance to better reflect a Company's hedging strategy and effectiveness. ASU 2017-12 is effective for the Company for the quarter ending December 31, 2019. Early adoption is permitted in any interim period. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company has elected to adopt the new revenue guidance as of October 1, 2018 using the modified retrospective approach. In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and is in the process of evaluating the impact of the new revenue standard. Based on its procedures to date, the Company is not in a position today to quantify the potential impact the new revenue standard will have on its consolidated financial statements.

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

Tyco is a leading global provider of security products and services, fire detection and suppression products and services, and life safety products. The acquisition of Tyco brings together best-in-class product, technology and service capabilities across controls, fire, security, HVAC, power solutions and energy storage, to serve various end-markets including large institutions, commercial buildings, retail, industrial, small business and residential.  The combination of the Tyco and JCI Inc. buildings platforms creates immediate opportunities for near-term growth through cross-selling, complementary branch and channel networks, and expanded global reach for established businesses. The new Company also benefits by combining innovation capabilities and pipelines involving new products, advanced solutions for smart buildings and cities, value-added services driven by advanced data and analytics and connectivity between buildings and energy storage through infrastructure integration.

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

The fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash and cash equivalents	$489
Accounts receivable	2,034
Inventories	807
Other current assets	617
Property, plant, and equipment - net	1,216
Goodwill	16,105
Intangible assets - net	6,384
Other noncurrent assets	536
Total assets acquired	$28,188

Short-term debt	$462
Accounts payable	725
Accrued compensation and benefits	312
Other current liabilities	1,481
Long-term debt	6,416
Long-term deferred tax liabilities	718
Long-term pension and postretirement benefits	774
Other noncurrent liabilities	1,456
Total liabilities acquired	$12,344
Noncontrolling interests	37
Net assets acquired	$15,807
Cash consideration paid to JCI Inc. shareholders	3,864
Total fair value of consideration transferred	$19,671

In connection with the Merger, the Company recorded goodwill of $16.1 billion, which is attributable primarily to expected synergies, expanded market opportunities, and other benefits that the Company believes will result from combining its operations with the operations of Tyco. Goodwill has been allocated to the reporting units within Building Technologies & Solutions business based on the expected benefits from the Merger. The Company recorded a net reduction in goodwill of $258 million in fiscal 2017 related to purchase price allocations. The goodwill created in the Merger is not deductible for tax purposes.

The purchase price allocation to identifiable intangible assets acquired are as follows:

	Fair Value (in millions)	Weighted Average Life (in years)
Customer relationships	$2,280	12
Completed technology	1,650	11
Other definite-lived intangibles	214	7
Indefinite-lived trademarks	2,080
Other indefinite-lived intangibles	90
In-process research and development	70
Total identifiable intangible assets	$6,384

Actual and Pro Forma Impact

The Company's consolidated financial statements for the fiscal year ended September 30, 2016 include Tyco's results of operations from the acquisition date of September 2, 2016 through September 30, 2016. Net sales and net income (loss) from continuing operations attributable to Tyco during this period and included in the Company's consolidated financial statements for the fiscal year ended September 30, 2016 total $808 million and ($48) million, respectively.

The following unaudited pro forma information assumes the acquisition had occurred on October 1, 2014, and had been included in the Company's consolidated statements of income for fiscal years 2016 and 2015.

	Year Ended September 30,
(in millions)	2016	2015

Pro forma net sales	$29,647	$26,908
Pro forma net income from continuing operations	1,143	848

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

3.ACQUISITIONS AND DIVESTITURES

Fiscal Year 2017

During fiscal 2017, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $9 million, $6 million of which was paid as of September 30, 2017. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $2 million.

In the fourth quarter of fiscal 2017, the Company completed two divestitures for a combined selling price, net of cash divested, of $44 million, of which $40 million was received as of September 30, 2017. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $9 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $19 million and $2 million in the Global Products segment and in the Building Solutions Asia Pacific segment, respectively.

In the second quarter of fiscal 2017, the Company signed a definitive agreement to sell its Scott Safety business to 3M Company for approximately $2.0 billion. The transaction closed on October 4, 2017. Net cash proceeds from the transaction of approximately $1.9 billion were used to repay a significant portion of the Tyco International Holding S.a.r.L.'s ("TSarl") $4.0 billion of merger-related debt. Scott Safety is a leader in high performance respiratory protection, gas and flame detection, thermal imaging and other critical products. The Scott Safety business is included in the Global Products segment and is reported within assets and liabilities held for sale in the consolidated statements of financial position as of September 30, 2017. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's net assets held for sale.

In the second quarter of fiscal 2017, the Company completed the sale of its ADT security business in South Africa within the Building Solutions EMEA/LA segment. The selling price, net of cash divested, was $129 million, all of which was received as of September 30, 2017. In connection with the sale, the Company reduced goodwill in assets held for sale by $92 million. The divestiture was not material to the Company's consolidated financial statements.

In the first quarter of fiscal 2017, the Company completed one additional divestiture for a sales price of $4 million, all of which was received as of September 30, 2017. The divestiture decreased the Company's ownership from a controlling to noncontrolling interest, and as a result, the Company deconsolidated cash of $5 million. The divestiture was not material to the Company's consolidated financial statements.
During fiscal 2017, the Company received $52 million in net cash proceeds related to prior year business divestitures.

Fiscal Year 2016

On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Technologies & Solutions product offerings. The Company acquired a 60% ownership interest in the new entity for approximately $208 million ($638 million purchase price less cash acquired of $430 million), $133 million of which was paid as of September 30, 2016 and $75 million was paid as of September 30, 2017. In connection with the acquisition, the Company recorded goodwill of $253 million related to purchase price allocations.

Also during fiscal 2016, the Company completed two additional acquisitions for a combined purchase price, net of cash acquired, of $6 million, $3 million of which was paid as of September 30, 2016. The acquisitions in aggregate were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $6 million. One of the acquisitions increased the Company's ownership from a noncontrolling to controlling interest. As a result, the Company recorded a non-cash gain of $4 million in equity income for the Global Products segment to adjust the Company's existing equity investment in the partially-owned affiliate to fair value.

In the fourth quarter of fiscal 2016, the Company completed two divestitures for a combined sales price of $39 million, net of cash divested of $13 million. None of the sales proceeds were received as of September 30, 2016. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $12 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $16 million in the Global Products segment.

In the third quarter of fiscal 2016, the Company completed a divestiture for a sales price of $16 million, all of which was received as of September 30, 2016. The divestiture was not material to the Company's consolidated financial statements. In connection with the divestiture, the Company recorded a gain of $14 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $3 million in the Building Solutions North America segment.

During fiscal 2016, the Company received $29 million in net cash proceeds related to prior year business divestitures.

Fiscal Year 2015

During fiscal 2015, the Company completed three acquisitions for a combined purchase price, net of cash acquired, of $47 million, $18 million of which was paid as of September 30, 2015. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill in assets held for sale of $9 million.

In the fourth quarter of fiscal 2015, the Company completed the sale of its Global Workplace Solutions ("GWS") business to CBRE Group Inc. ("CBRE"). The selling price, net of cash divested, was $1.4 billion, all of which was received as of September 30, 2015. In connection with the sale, the Company recorded a $940 million gain, $643 million net of tax, within income (loss) from discontinued operations, net of tax, on the consolidated statements of income and reduced goodwill in assets held for sale by $220 million. At March 31, 2015, the Company determined that the GWS segment met the criteria to be classified as a discontinued operation. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

In the fourth quarter of fiscal 2015, the Company completed its global automotive interiors joint venture with Yanfeng Automotive Trim Systems. In connection with the divestiture of the Interiors business, the Company recorded a $145 million gain, $38 million net of tax within income (loss) from discontinued operations, net of tax, on the consolidated statements of income and reduced goodwill in assets held for sale by $21 million.

Also during fiscal 2015, the Company completed four additional divestitures for a combined sales price of $119 million, $86 million of which was received as of September 30, 2015. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company recorded a gain of $38 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $14 million in the Global Products segment, recorded a gain of $10 million within income (loss) from discontinued operations, net of tax, on the consolidated statements of income and reduced goodwill in assets held for sale by $4 million, and recorded a gain of $7 million within selling, general and administrative expenses on the consolidated statements of income and reduced goodwill by $2 million in the Building Solutions North America segment.

In the first nine months of fiscal 2015, the Company adjusted the purchase price allocation of the fiscal 2014 acquisition of Air Distribution Technologies Inc. ("ADTi"). The adjustment was made as a result of a true-up to the purchase price in the amount of $4 million, all of which was paid as of September 30, 2015. Also, in connection with this acquisition, the Company recorded additional goodwill of $34 million in fiscal 2015 related to the final purchase price allocations.

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

4.    DISCONTINUED OPERATIONS

Adient

As discussed in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements, on October 31, 2016, the Company completed the spin-off of its Automotive Experience business by way of the transfer of the Automotive Experience Business from Johnson Controls to Adient plc. The Company did not retain any equity interest in Adient plc. During the first quarter of fiscal 2017, the Company determined that Adient met the criteria to be classified as a discontinued operation and, as a result, Adient’s historical financial results are reflected in the Company’s consolidated financial statements as a discontinued operation, and assets and liabilities are classified as assets and liabilities held for sale. The Company did not allocate any general corporate overhead to discontinued operations.

The following table summarizes the results of Adient, reclassified as discontinued operations for the fiscal years ended September 30, 2017, 2016 and 2015 (in millions). As the Adient spin-off occurred on October 31, 2016, there is only one month of Adient results included in the year ended September 30, 2017.

	Year Ended September 30,
	2017	2016	2015

Net sales	$1,434	$16,837	$20,079

Income from discontinued operations before income taxes	1	525	1,220
Provision for income taxes on discontinued operations	35	2,041	529
Income from discontinued operations attributable to noncontrolling interests, net of tax	9	84	66
Income (loss) from discontinued operations	$(43)	$(1,600)	$625

For the fiscal year ended September 30, 2017, the income from discontinued operations before income taxes included separation costs of $79 million. For the fiscal year ended September 30, 2016, the income from discontinued operations before income taxes included separation costs ($418 million), significant restructuring and impairment costs ($332 million), and net mark-to market losses on pension and postretirement plans ($110 million). For the fiscal year ended September 30, 2015, the income from discontinued operations before income taxes included significant restructuring and impairment costs ($182 million), a net gain on a business divestiture ($155 million), transaction and separation costs ($52 million), and net mark-to market losses on pension and postretirement plans ($6 million).

For the fiscal year ended September 30, 2017, the effective tax rate was more than the U.S. federal statutory rate of 35% primarily due to the tax impacts of separation costs and Adient spin-off related tax expense, partially offset by non-U.S. tax rate differentials.

In preparation for the spin-off of the Automotive Experience business in the first quarter of fiscal 2017, the Company incurred incremental tax expense of $95 million in fiscal 2016. The Company also completed substantial business reorganizations which resulted in total tax charges of $1,891 million in fiscal 2016. Included in this amount is the tax charge provided for in the third quarter of fiscal 2016 of $85 million for changes in entity tax status and the charge provided for in the second quarter of fiscal 2016 of $780 million for income tax expense on foreign undistributed earnings of certain non-U.S. subsidiaries.

In fiscal 2016, the Company did provide U.S. income tax expense related to the restructuring and repatriation of cash for certain non-U.S. subsidiaries in connection with the Automotive Experience planned spin-off. At September 30, 2016 the Company needed to complete the final steps of Automotive Experience restructuring and, as a result, the Company provided deferred taxes of $24 million for the U.S. income tax expense on outside basis differences that reversed upon the completion of the restructuring.

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

GWS

On March 31, 2015, the Company announced that it had reached a definitive agreement to sell the remainder of the GWS business to CBRE, subject to regulatory and other approvals. The sale closed on September 1, 2015. The agreement includes a 10-year strategic relationship between the Company and CBRE. The Company is the preferred provider of HVAC equipment, building automation systems and related services to the portfolio of real estate and corporate facilities managed globally by CBRE and GWS. The Company also engages GWS for facility management services. The annual cash flows resulting from these activities with the legacy GWS business are not currently significant nor are they expected to become significant in the future.

At March 31, 2015, the Company determined that its GWS segment met the criteria to be classified as a discontinued operation, The Company did not allocate any general corporate overhead to discontinued operations.

There were no amounts related to the GWS business classified as discontinued operations for the fiscal years ended September 30, 2017 and 2016. The following table summarizes the results of GWS, reclassified as discontinued operations for the fiscal year ended September 30, 2015 (in millions):

Year Ended September 30,
2015

Net sales	$3,025

Income from discontinued operations before income taxes	1,203
Provision for income taxes on discontinued operations	1,075
Income from discontinued operations attributable to noncontrolling interests, net of tax	4
Income from discontinued operations	$124

For the fiscal year ended September 30, 2015, the income from discontinued operations before income taxes included a $940 million gain on divestiture for the remainder of the GWS business, a $200 million gain on divestiture of the Company's interest in two GWS joint ventures and transaction costs of $87 million.

The effective tax rate is different than the U.S. statutory rate for fiscal 2015 primarily due to $680 million tax expense for repatriation of cash and other tax reserves, and the tax consequences of the sale of the GWS joint ventures ($73 million) and the remaining business ($297 million).
Assets and Liabilities Held for Sale

During the second quarter of fiscal 2017, the Company signed a definitive agreement to sell its Scott Safety business of the Global Products segment to 3M Company. The transaction closed on October 4, 2017. The assets and liabilities of this business are presented as held for sale in the consolidated statements of financial position as of September 30, 2017. The business did not meet the criteria to be classified as a discontinued operation as the divestiture of the Scott Safety business will not have a major effect on the Company’s operations and financial results.

The following table summarizes the carrying value of the Scott Safety assets and liabilities held for sale at September 30, 2017 (in millions):

September 30, 2017

Cash	$9
Accounts receivable - net	100
Inventories	75
Other current assets	5
Assets held for sale	$189

Property, plant and equipment - net	$79
Goodwill	1,248
Other intangible assets - net	592
Other noncurrent assets	1
Noncurrent assets held for sale	$1,920

Accounts payable	$37
Accrued compensation and benefits	10
Other current liabilities	25
Liabilities held for sale	$72

Other noncurrent liabilities	$173
Noncurrent liabilities held for sale	$173

The following table summarizes the carrying value of Adient, classified as assets and liabilities held for sale at September 30, 2016 (in millions):

September 30, 2016

Cash	$105
Cash in escrow related to Adient debt	2,034
Accounts receivable - net	2,071
Inventories	672
Other current assets	756
Assets held for sale	$5,638

Property, plant and equipment - net	$2,240
Goodwill	2,385
Other intangible assets - net	113
Investments in partially-owned affiliates	1,745
Other noncurrent assets	891
Noncurrent assets held for sale	$7,374

Short-term debt	$41
Current portion of long-term debt	38
Accounts payable	2,764
Accrued compensation and benefits	430
Other current liabilities	975
Liabilities held for sale	$4,248

Long-term debt	$3,441
Pension and postretirement benefits	188
Other noncurrent liabilities	259
Noncurrent liabilities held for sale	$3,888

The following table summarizes depreciation and amortization, capital expenditures, and significant operating and investing non-cash items related to Adient for the fiscal years ended September 30, 2016 and 2015 (in millions):

	Year Ended September 30,
	2017	2016	2015

Depreciation and amortization	$29	$331	$333
Pension and postretirement benefit expense	—	113	15
Equity in earnings of partially-owned affiliates	(31)	(357)	(295)
Deferred income taxes	562	(476)	(50)
Non-cash restructuring and impairment costs	—	87	27
Gain on divestitures	—	—	(155)
Equity-based compensation	1	16	16
Accrued income taxes	(808)	—	—
Other	—	(2)	(4)
Capital expenditures	(91)	(395)	(455)

During the second quarter of fiscal 2017, the Company completed the divestiture of its ADT security business in South Africa within the Building Solutions EMEA/LA segment. The assets and liabilities of this business were presented as held for sale in the consolidated statements of financial position as of September 30, 2016. The business did not meet the criteria to be classified as a discontinued operation.

The following table summarizes the carrying value of ADT security business in South Africa assets and liabilities at September 30, 2016 (in millions):

September 30, 2016

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

5.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2017	2016

Raw materials and supplies	$919	$852
Work-in-process	567	503
Finished goods	1,723	1,533
Inventories	$3,209	$2,888

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2017	2016

Buildings and improvements	$2,445	$2,107
Subscriber systems	571	448
Machinery and equipment	5,572	5,137
Construction in progress	1,252	990
Land	373	367
Total property, plant and equipment	10,213	9,049
Less: accumulated depreciation	(4,092)	(3,417)
Property, plant and equipment - net	$6,121	$5,632

Interest costs capitalized during the fiscal years ended September 30, 2017, 2016 and 2015 were $27 million, $19 million and $25 million, respectively. Accumulated depreciation related to capital leases at September 30, 2017 and 2016 was $13 million and $16 million, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2017, the Company reorganized the reportable segments within its Building Technologies & Solutions business to align with its new management reporting structure and business activities. Historical information has been revised to reflect the new Building Technologies & Solutions reportable segments. Refer to Note 19, "Segment Information," of the notes to consolidated financial statements for further information.

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the fiscal years ended September 30, 2017 and 2016 were as follows (in millions):

	September 30, 2015	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2016
Building Technologies & Solutions
Building Solutions North America	$930	$8,829	$(3)	$(22)	$9,734
Building Solutions EMEA/LA	195	1,787	—	(1)	1,981
Building Solutions Asia Pacific	310	968	—	(18)	1,260
Global Products	1,943	5,038	(16)	(2)	6,963
Power Solutions	1,082	—	—	4	1,086
Total	$4,460	$16,622	$(19)	$(39)	$21,024

	September 30, 2016	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2017
Building Technologies & Solutions
Building Solutions North America	$9,734	$(147)	$—	$50	$9,637
Building Solutions EMEA/LA	1,981	(37)	—	68	2,012
Building Solutions Asia Pacific	1,260	(14)	(2)	11	1,255
Global Products	6,963	(58)	(1,267)	49	5,687
Power Solutions	1,086	—	—	11	1,097
Total	$21,024	$(256)	$(1,269)	$189	$19,688

In connection with the Tyco Merger, the Company recorded goodwill of $16,105 million based on the final purchase price allocation. Refer to Note 2, "Merger Transaction," of the notes to consolidated financial statements for additional information.

The fiscal 2017 Global Products business divestiture amount includes $1,248 million of goodwill transferred to noncurrent assets held for sale on the consolidated statements of financial position for the sale of the Scott Safety business. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's assets and liabilities held for sale.

At September 30, 2015, accumulated goodwill impairment charges included $47 million related to the Building Solutions EMEA/LA - Latin America reporting unit.

At July 1, 2017, the Company assessed goodwill for impairment in the Building Technologies & Solutions business due to the change in reportable segments as described in Note 19, "Segment Information," of the notes to consolidated financial statements. The Company determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at July 1, 2017.

There were no goodwill impairments resulting from fiscal 2017 and 2016 annual impairment tests. With the exception of a Building Solutions North America reporting unit that has goodwill as a result of a recent acquisition and is recorded at fair value, no reporting unit was determined to be at risk of failing step one of the goodwill impairment test. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

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

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,328	$(137)	$1,191	$1,528	$(24)	$1,504
Customer relationships	3,168	(486)	2,682	3,168	(226)	2,942
Miscellaneous	389	(147)	242	519	(130)	389
Total amortized intangible assets	4,885	(770)	4,115	5,215	(380)	4,835
Unamortized intangible assets
Trademarks/trade names	2,483	—	2,483	2,555	—	2,555
Miscellaneous	143	—	143	150	—	150
	2,626	—	2,626	2,705	—	2,705
Total intangible assets	$7,511	$(770)	$6,741	$7,920	$(380)	$7,540

Refer to Note 2, "Merger Transaction," of the notes to consolidated financial statements for additional information of intangibles recorded as a result of the Tyco Merger. Given the recent acquisition, the September 30, 2017 carrying amount of the indefinite-lived intangible assets recorded as a result of the Tyco Merger approximate fair value.

Amortization of other intangible assets included within continuing operations for the fiscal years ended September 30, 2017, 2016 and 2015 was $489 million, $116 million and $74 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2018, 2019, 2020, 2021 and 2022 will be approximately $375 million, $375 million, $372 million, $369 million and $360 million, respectively. There were no indefinite-lived intangible asset impairments resulting from fiscal 2017, 2016 and 2015 annual impairment tests.

8.    LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $17 million and $23 million at September 30, 2017 and 2016, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for continuing and discontinued operations for the fiscal years ended September 30, 2017, 2016 and 2015 was $502 million, $402 million and $413 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2017 were as follows (in millions):

	Capital Leases	Operating Leases
2018	$4	$315
2019	3	237
2020	3	160
2021	2	96
2022	2	61
After 2022	9	85
Total minimum lease payments	23	$954
Interest	(4)
Present value of net minimum lease payments	$19

9.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2017	2016
Bank borrowings and commercial paper	$1,214	$1,078
Weighted average interest rate on short-term debt outstanding	1.6%	1.1%

In connection with the Tyco Merger, JCI Inc. replaced its $2.5 billion committed five-year credit facility scheduled to mature in August 2018 with a $2.0 billion committed four-year credit facility scheduled to mature in August 2020. Additionally, TSarl, a wholly-owned subsidiary of Johnson Controls, entered into a $1.0 billion committed four-year credit facility scheduled to mature in August 2020. The facilities are used to support the Company's outstanding commercial paper. There were no draws on either committed credit facilities during the fiscal years ended September 30, 2017 and 2016. Commercial paper outstanding as of September 30, 2017 and 2016 was $954 million and $440 million, respectively.

In September 2017, the Company entered into a 364-day 150 million euro, floating rate, term loan scheduled to expire in September 2018. Proceeds from the loan were used for general corporate purposes.

In March 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in March 2018. As of September 30, 2017, there were no draws on the facility.

In February 2017, the Company entered into a 364-day $150 million committed revolving credit facility scheduled to expire in February 2018. As of September 30, 2017, there were no draws on the facility.

In January 2017, the Company entered into a 364-day $250 million committed revolving credit facility scheduled to expire in January 2018. As of September 30, 2017, there were no draws on the facility.

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

In October 2016, the Company repaid two ten-month floating rate term loans totaling $325 million, plus accrued interest, scheduled to expire in October 2016.

In October 2016, the Company repaid a nine-month $100 million floating rate term loan, plus accrued interest, scheduled to expire in November 2016.

In October 2016, the Company repaid a nine-month 100 million euro floating rate term loan, plus accrued interest, scheduled to expire in October 2016.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2017	2016
Unsecured notes
JCI Inc. - 7.125% due in 2017 ($150 million par value)	$—	$149
JCI Inc. - 2.6% due in 2017 ($400 million par value)	—	404
JCI Inc. - 2.355% due in 2017 ($46 million par value)	—	46
JCI plc - 1.4% due in 2018 ($259 million par value)	259	—
JCI Inc. - 1.4% due in 2018 ($41 million par value in 2017; $300 million par value in 2016)	42	301
JCI plc - 3.75% due in 2018 ($49 million par value)	49	—
Tyco International Finance S.A. ("TIFSA") - 3.75% due in 2018 ($18 million par value in 2017; $67 million par value in 2016)	18	69
JCI plc - 5.00% due in 2020 ($453 million par value)	452	—
JCI Inc. - 5.00% due in 2020 ($47 million par value in 2017; $500 million par value in 2016)	47	499
JCI plc - 4.25% due in 2021 ($447 million par value)	446	—
JCI Inc. - 4.25% due in 2021 ($53 million par value in 2017; $500 million par value in 2016)	53	498
JCI plc - 3.75% due in 2022 ($428 million par value)	427	—
JCI Inc. - 3.75% due in 2022 ($22 million par value in 2017; $450 million par value in 2016)	22	448
JCI plc - 4.625% due in 2023 ($35 million par value)	38	—
TIFSA - 4.625% due in 2023 ($7 million par value in 2017; $42 million par value in 2016)	8	46
JCI plc - 1.00% due in 2023 (€1,000 million par value)	1,171	—
JCI plc - 3.625% due in 2024 ($468 million par value)	468	—
JCI Inc. - 3.625% due in 2024 ($31 million par value in 2017; $500 million par value in 2016)	31	500
Adient - 3.5% due in 2024 (€1,000 million par value)	—	1,119
JCI plc - 1.375% due in 2025 (€423 million par value)	510	—
TIFSA - 1.375% due in 2025 (€58 million par value in 2017; €500 million par value in 2016)	70	571
JCI plc - 3.90% due in 2026 ($698 million par value)	763	—
TIFSA - 3.90% due in 2026 ($51 million par value in 2017; $750 million par value in 2016)	53	824
Adient - 4.875% due in 2026 ($900 million par value)	—	900
JCI plc - 6.00% due in 2036 ($392 million par value)	388	—
JCI Inc. - 6.00% due in 2036 ($8 million par value in 2017; $400 million par value in 2016)	8	396
JCI plc - 5.70% due in 2041 ($270 million par value)	269	—
JCI Inc. - 5.70% due in 2041 ($30 million par value in 2017; $300 million par value in 2016)	30	299
JCI plc - 5.25% due in 2042 ($242 million par value)	242	—
JCI Inc. - 5.25% due in 2042 ($8 million par value in 2017; $250 million par value in 2016)	8	250
JCI plc - 4.625% due in 2044 ($445 million par value)	441	—
JCI Inc. - 4.625% due in 2044 ($6 million par value in 2017; $450 million par value in 2016)	6	447
JCI plc - 5.125% due in 2045 ($727 million par value)	872	—
TIFSA - 5.125% due in 2045 ($23 million par value in 2017; $750 million par value in 2016)	23	903
JCI plc - 6.95% due in 2046 ($121 million par value)	121	—
JCI Inc. - 6.95% due in 2046 ($4 million par value in 2017; $125 million par value in 2016)	4	125
JCI plc - 4.50% due in 2047 ($500 million par value)	495	—
JCI plc - 4.95% due in 2064 ($435 million par value)	434	—
JCI Inc. - 4.95% due in 2064 ($15 million par value in 2017; $450 million par value in 2016)	15	449
TSarl - Term Loan A - LIBOR plus 1.50% due in 2020	3,700	4,000

Adient - Term Loan A - LIBOR plus 1.005% due in 2021	—	1,500
Capital lease obligations	19	24

Other foreign-denominated debt
Euro	43	61
Japanese Yen	311	367
Other	47	39
Gross long-term debt	12,403	15,234
Less: current portion	394	628
Less: debt issuance costs	45	74
Less: current portion - liabilities held for sale	—	38
Less: long-term debt - noncurrent liabilities held for sale	—	3,441
Net long-term debt	$11,964	$11,053

At September 30, 2017, the Company’s other foreign-denominated long-term debt was at fixed and floating rates with a weighted-average interest rate of 1.2%. At September 30, 2016, the Company’s other foreign-denominated long-term debt was at fixed and floating rates with a weighted-average interest rate of 1.3%.

The installments of long-term debt maturing in subsequent fiscal years are: 2018 - $394 million; 2019 - $27 million; 2020 - $4,201 million; 2021 - $501 million; 2022 - $804 million; 2023 and thereafter - $6,476 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2017, 2016 and 2015 was $448 million, $319 million and $373 million, respectively. The Company uses financial instruments to manage its interest rate exposure (see Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements). These instruments affect the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

Debt Exchange

In connection with the Tyco Merger, on December 28, 2016, the Company completed its offer to exchange all validly tendered and accepted notes of certain series (the “existing notes”) issued by JCI Inc. or TIFSA, as applicable, each of which is a wholly owned subsidiary of the Company, for new notes (the "New Notes") to be issued by the Company, and the related solicitation of consents to amend the indentures governing the existing notes (the offers to exchange and the related consent solicitation together the “exchange offers”). Pursuant to the exchange offers, the Company exchanged approximately $5.6 billion of $6.0 billion in aggregate principal amount of dollar denominated notes and approximately 423 million euro of 500 million euro in aggregate principal amount of euro denominated notes. All validly tendered and accepted existing notes have been canceled. Immediately following such cancellation, $380.9 million aggregate principal amount of existing notes (not including the TIFSA Euro Notes) remained outstanding across seventeen series of dollar-denominated existing notes and 77.4 million euro aggregate principal amount of TIFSA Euro Notes remained outstanding across one series. In connection with the settlement of the exchange offers, the New Notes were registered under the Securities Act of 1933 and their terms are described in the Company’s Prospectus dated December 19, 2016, as filed with the SEC under Rule 424(b)(3) of the Act on that date. The issuance of the New Notes occurred on December 28, 2016. The new notes are unsecured and unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company issued from time to time.

Financing in connection with Tyco Merger

Simultaneously with the closing of the Tyco Merger on September 2, 2016, TSarl borrowed $4.0 billion under the Term Loan Credit Agreement dated as of March 10, 2016 with a syndicate of lenders, providing for a three and a half year senior unsecured term loan facility to finance the cash consideration for, and fees, expenses and costs incurred in connection with the Merger. During fiscal 2017, the Company partially repaid $300 million of the $4.0 billion floating rate term loan scheduled to expire in March 2020. As of September 30, 2017, the outstanding term loan balance was $3.7 billion. In October 2017, the Company completed the previously announced sale of its Scott Safety business to 3M, and net cash proceeds from the transaction of $1.9 billion were used to further repay a significant portion of the $4.0 billion term loan.

Financing in connection with Adient spin-off

In August 2016, Adient Global Holdings, Ltd. ("AGH"), a wholly-owned subsidiary of the Company, issued a one billion euro, 3.5% fixed rate, 8-year senior unsecured note scheduled to mature in August 2024. AGH also issued a $900 million, 4.875%, 10-year senior unsecured note scheduled to mature in August 2026. The proceeds from the notes were deposited into escrow and released in connection with the spin-off. The notes were not guaranteed by the Company or any of its subsidiaries that are not subsidiaries of Adient following the spin-off. Approximately $1.5 billion of the proceeds were distributed to the Company in connection with the spin-off and approximately $500 million of the proceeds were used for Adient's general corporate purposes.

In July 2016, AGH entered into a 5-year, $1.5 billion Term A loan facility and a 5-year, $1.5 billion revolving credit facility scheduled to mature in July 2021. The term loan was fully drawn in August 2016. As of September 30, 2016, there were no draws on the revolving credit facility. Upon completion of the spin-off of Adient, AGH became a wholly-owned subsidiary of Adient. On the date of the spin-off, Adient and certain of its wholly-owned subsidiaries guaranteed the debt, and the guarantees of the Company were automatically released. The Company used the proceeds of the term loan to early repay its four tranches of euro-denominated floating rate credit facilities, totaling 390 million euro, that were outstanding as of September 30, 2016; three term loans of $500 million, $200 million and $125 million that were entered into during fiscal 2016, plus accrued interest, and a $90 million outstanding credit facility. The remainder of the proceeds were used for general corporate purposes.

Other financing arrangements

In September 2017, the Company entered into a five-year 35 billion yen syndicated floating rate term loan scheduled to expire in September 2022. Proceeds from the loan were used for general corporate purposes.

In July 2017, the Company retired $150 million in principal amount, plus accrued interest, of its 7.125% fixed rate notes that expired in July 2017.

In July 2017, the Company repurchased, at a discount, 4 million euro of its TIFSA 1.375% fixed rate notes, plus accrued interest, scheduled to mature in 2025.

In March 2017, the Company issued one billion euro in principal amount of 1.0% senior unsecured fixed rate notes due in fiscal 2023. Proceeds from the issuance were used to repay existing debt and for other general corporate purposes.

In March 2017, the Company retired $46 million in principal amount, plus accrued interest, of its 2.355% fixed rate notes that expired in March 2017.

In March and February 2017, the Company repurchased, at a discount, 15 million euro of its TIFSA 1.375% fixed rate notes, plus accrued interest, scheduled to expire in 2025.

In February 2017, the Company issued $500 million aggregate principal amount of 4.5% senior unsecured fixed rate notes due in fiscal 2047. Proceeds from the issuance were used to repay outstanding commercial paper borrowings and for other general corporate purposes.

In December 2016, the Company retired $400 million in principal amount, plus accrued interest, of its 2.6% fixed rate notes that expired in December 2016.

In November 2016, the Company fully repaid its 37 billion yen syndicated floating rate term loan, plus accrued interest scheduled to expire in June 2020.

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the years ended September 30, 2017, 2016 and 2015 contained the following components (in millions):

	Year Ended September 30,
	2017	2016	2015

Interest expense, net of capitalized interest costs	$466	$293	$275
Banking fees and bond cost amortization	67	30	21
Interest income	(19)	(12)	(7)
Net foreign exchange results for financing activities	(18)	(22)	(15)
Net financing charges	$496	$289	$274

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

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2017 and 2016.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and polypropylene in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the effective portion of the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. Any ineffective portion of the hedge is reflected in the consolidated statements of income. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at September 30, 2017 and 2016.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

		Volume Outstanding as of
Commodity	Units	September 30, 2017	September 30, 2016
Copper	Metric Tons	1,962	2,653
Polypropylene	Metric Tons	19,563	—
Lead	Metric Tons	24,705	5,185
Aluminum	Metric Tons	2,169	2,620
Tin	Metric Tons	1,715	185

Fair Value Hedges

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. In the third quarter of fiscal 2014, the Company entered into four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes that matured in December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing in July 2017. In December 31, 2016, the remaining four outstanding interest rate swaps were terminated. The Company had no interest rate swaps outstanding at September 30, 2017. There were eight interest rate swaps outstanding as of September 30, 2016.

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally. At September 30, 2017, the Company had one billion euro, 423 million euro and 58 million euro bonds designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan. At September 30, 2016, the Company had 37 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan and one billion euro and 500 million euro bonds designated as net investment hedges in the Company's net investment in Europe.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2017, the Company hedged approximately 1.4 million of its ordinary shares, which have a cost basis of $58 million. As of September 30, 2016 the Company had no equity swaps outstanding.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Other current assets
Foreign currency exchange derivatives	$27	$41	$—	$49
Commodity derivatives	9	4	—	—
Other noncurrent assets
Interest rate swaps	—	1	—	—
Equity swap	—	—	55	—
Total assets	$36	$46	$55	$49

Other current liabilities
Foreign currency exchange derivatives	$21	$48	$25	$18
Commodity derivatives	1	—	—	—
Liabilities held for sale
Foreign currency exchange derivatives	—	—	—	5
Current portion of long-term debt
Fixed rate debt swapped to floating	—	551	—	—
Long-term debt
Foreign currency denominated debt	2,058	938	—	—
Fixed rate debt swapped to floating	—	301	—	—
Noncurrent liabilities held for sale
Foreign currency denominated debt	—	1,119	—	—
Total liabilities	$2,080	$2,957	$25	$23

Counterparty Credit Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk. The Company has established policies and procedures to limit the potential for counterparty credit risk, including establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. As a matter of practice, the Company deals with major banks worldwide having strong investment grade long-term credit ratings. To further reduce the risk of loss, the Company generally enters into International Swaps and Derivatives Association ("ISDA") master netting agreements with substantially all of its counterparties. The Company's derivative contracts do not contain any credit risk related contingent features and do not require collateral or other security to be furnished by the Company or the counterparties. The Company's exposure to credit risk associated with its derivative instruments is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. The Company does not anticipate any non-performance by any of its counterparties, and the concentration of risk with financial institutions does not present significant credit risk to the Company.

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of September 30, 2017 and 2016, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross amount recognized	$91	$95	$2,105	$2,980
Gross amount eligible for offsetting	(16)	(21)	(16)	(21)
Net amount	$75	$74	$2,089	$2,959

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the effective portion of pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the fiscal years ended September 30, 2017, 2016 and 2015 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Year Ended September 30,
	2017	2016	2015
Foreign currency exchange derivatives	$(1)	$(18)	$(5)
Commodity derivatives	14	3	(19)
Total	$13	$(15)	$(24)
The following table presents the location and amount of the effective portion of pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2017, 2016 and 2015 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2017	2016	2015
Foreign currency exchange derivatives	Cost of sales	$25	$9	$25
Foreign currency exchange derivatives	Income (loss) from discontinued operations	—	(30)	(24)
Commodity derivatives	Cost of sales	8	(12)	(11)
Forward treasury locks	Net financing charges	—	$1	$1
Total		$33	$(32)	$(9)

The following table presents the location and amount of pre-tax gains (losses) on fair value hedges recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2017, 2016 and 2015 (in millions):

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2017	2016	2015
Interest rate swap	Net financing charges	$(1)	$(5)	$7
Fixed rate debt swapped to floating	Net financing charges	2	5	(7)
Total		$1	$—	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2017, 2016 and 2015 (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2017	2016	2015
Foreign currency exchange derivatives	Cost of sales	$(1)	$(20)	$2
Foreign currency exchange derivatives	Net financing charges	44	21	(37)
Foreign currency exchange derivatives	Income tax provision	(3)	4	—
Foreign currency exchange derivatives	Income (loss) from discontinued operations	5	(30)	20
Equity swap	Selling, general and administrative	(3)	14	(9)
Total		$42	$(11)	$(24)

The effective portion of pre-tax gains (losses) recorded in foreign currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges were $(138) million, $(82) million and $16 million for the years ended September 30, 2017, 2016 and 2015, respectively. For the years ended September 30, 2017, 2016 and 2015, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges, and no gains or losses were recognized in income for the ineffective portion of cash flow hedges.

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

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2017 and 2016 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$—	$27	$—
Commodity derivatives	9	—	9	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Investments in marketable common stock	10	10	—	—
Deferred compensation plan assets	92	92	—	—
Exchange traded funds (fixed income)[1]	155	155	—	—
Exchange traded funds (equity)[1]	100	100	—	—
Equity swap	55	—	55	—
Total assets	$462	$371	$91	$—
Other current liabilities
Foreign currency exchange derivatives	$46	$—	$46	$—
Commodity derivatives	1	—	1	—
Total liabilities	$47	$—	$47	$—

	Fair Value Measurements Using:
	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$90	$—	$90	$—
Commodity derivatives	4	—	4	—
Exchange traded funds (fixed income)[1]	15	15	—	—
Other noncurrent assets
Interest rate swaps	1	—	1	—
Investments in marketable common stock	3	3	—	—
Deferred compensation plan assets	81	81	—	—
Exchange traded funds (fixed income)[1]	163	163	—	—
Exchange traded funds (equity)[1]	86	86	—	—
Total assets	$443	$348	$95	$—
Other current liabilities
Foreign currency exchange derivatives	$66	$—	$66	$—
Liabilities held for sale
Foreign currency exchange derivatives	5	—	5	—
Current portion of long-term debt
Fixed rate debt swapped to floating	551	—	551	—
Long-term debt
Fixed rate debt swapped to floating	301	—	301	—
Total liabilities	$923	$—	$923	$—

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

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. There was an unrealized gain recorded on these investments of $5 million for the year ended September 30, 2017 within AOCI in the consolidated statements of financial position. There was an unrealized loss recorded on these investments of $1 million for the year ended September 30, 2016 within AOCI in the consolidated statements of financial position.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt was $12.7 billion and $15.7 billion at September 30, 2017 and 2016, respectively. The fair value of public debt was $8.6 billion and $9.7 billion at September 30, 2017 and September 30, 2016, respectively, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was $4.1 billion and $6.0 billion at September 30, 2017 and September 30, 2016, respectively, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION
On September 2, 2016, the shareholders of the Company approved the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The original effective date of this Plan was October 1, 2012. The Plan was amended and restated as of November 17, 2014 and was amended and restated again in connection with the Merger that was consummated on September 2, 2016 (the “Amendment Effective Date”). The amendment and restatement is intended to reflect the assumption into this Plan of the remaining share reserves under the Johnson Controls, Inc. 2012 Omnibus Incentive Plan and the Johnson Controls, Inc. 2003 Stock Plan for Outside Directors (the “Legacy Johnson Controls Plans”) as of the Amendment Effective Date. Following the Amendment Effective Date, no further awards may be made under the Legacy Johnson Controls Plans. The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based awards. The Compensation Committee of the Company's Board of Directors will determine the types of awards to be granted to individual participants and the terms and conditions of the awards. The Plan provides that 76 million shares of the Company's common stock are reserved for issuance under the 2012 Plan, and 41 million shares remain available for issuance at September 30, 2017.

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

Also in connection with the spin-off transaction, pursuant to the Employee Matters Agreement, employees of Adient were entitled to receive stock-based compensation awards of the Company and Adient in replacement of previously outstanding awards of the Company granted prior to the Spin Date. These awards include stock options, SARs and nonvested restricted stock. Upon the Spin Date, the existing awards held by Adient employees were converted into new awards of the Company and Adient on a pro rata basis and further adjusted based on a formula designed to preserve the intrinsic value of such awards. Additional compensation expense, if any, resulting from the modification of awards held by Adient employees is to be recorded by Adient.

The Company has four share-based compensation plans, which are described below. For the fiscal year ended September 30, 2017, compensation cost charged against income for continuing operations, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $134 million, all of which was recorded in selling, general and administrative expenses. For the fiscal year ended September 30, 2016, compensation cost charged against income for continuing operations, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $160 million, of which $121 million was recorded in selling, general and administrative expenses and $39 million was recorded in restructuring and impairment costs. For the fiscal year ended September 30, 2015, compensation cost charged against income for continuing operations, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $69 million, all of which was recorded in selling, general and administrative expenses. The total income tax benefit recognized for continuing operations in the consolidated statements of income for share-based compensation arrangements was approximately $53 million, $56 million and $28 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The Company applies a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of options represents the period of time that options granted are expected to be outstanding, assessed separately for executives and non-executives. The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2017, expected volatility is based on historical volatility of certain peer companies over the most recent period corresponding to the expected life as of the grant date. For fiscal 2016 and fiscal 2015, expected volatility is based on the historical volatility of the Company's stock and other factors. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date. The Company uses historical data to estimate option exercises and employee terminations within the valuation model.

	Year Ended September 30,
	2017	2016	2015
Expected life of option (years)	4.75 & 6.5	6.4	6.6
Risk-free interest rate	1.23% - 1.93%	1.64% - 1.70%	1.61% - 1.93%
Expected volatility of the Company’s stock	24.60%	36.00%	36.00%
Expected dividend yield on the Company’s stock	2.21%	2.11%	2.02%

A summary of stock option activity at September 30, 2017, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2016	$32.07	22,332,233
Spin conversion	31.02	1,547,096
Granted	41.73	2,841,686
Exercised	28.33	(5,919,790)
Forfeited or expired	42.33	(1,070,782)
Outstanding, September 30, 2017	$32.76	19,730,443	4.9	$187
Exercisable, September 30, 2017	$33.16	15,054,034	4.0	$180

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2017, 2016 and 2015 was $7.81, $13.14 and $15.51, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2017, 2016 and 2015 was approximately $81 million, $39 million and $227 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2017, 2016 and 2015 of approximately $157 million, $70 million and $275 million, respectively.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of ASC 718, "Compensation - Stock Compensation." The tax benefit from the exercise of stock options, which is recorded in capital in excess of par value, was $4 million, $11 million and $59 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The Company does not settle stock options granted under share-based payment arrangements for cash.

At September 30, 2017, the Company had approximately $21 million of total unrecognized compensation cost related to nonvested stock options granted for continuing operations. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Stock Appreciation Rights ("SARs")

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2017 were as follows:

Expected life of SAR (years)	0.5 - 5.5
Risk-free interest rate	1.06% - 1.98%
Expected volatility of the Company’s stock	24.60%
Expected dividend yield on the Company’s stock	2.21%

A summary of SAR activity at September 30, 2017, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2016	$30.49	1,201,165
Spin conversion	28.06	29,241
Granted	41.73	15,693
Exercised	29.62	(290,378)
Forfeited or expired	39.17	(62,410)
Outstanding, September 30, 2017	$27.02	893,311	3.8	$12
Exercisable, September 30, 2017	$26.40	853,260	3.5	$12

In conjunction with the exercise of SARs granted, the Company made payments of $4 million, $8 million and $19 million during the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

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

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2017, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2016	$47.27	9,566,044
Spin conversion	43.88	482,312
Granted	41.66	1,773,465
Vested	40.83	(3,045,375)
Forfeited	44.53	(1,814,740)
Nonvested, September 30, 2017	$44.48	6,961,706

At September 30, 2017, the Company had approximately $101 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted for continuing operations. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

Year Ended September 30, 2017
Risk-free interest rate	1.40%
Expected volatility of the Company's stock	21.00%

A summary of the status of the Company’s nonvested PSUs at September 30, 2017, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2016	$—	—
Granted	43.43	1,259,342
Forfeited	44.98	(139,954)
Nonvested, September 30, 2017	$43.24	1,119,388

13.    EARNINGS PER SHARE

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of ordinary shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options, unvested restricted stock and unvested performance share awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction of the proceeds. For unvested restricted stock and unvested performance share awards, assumed proceeds under the treasury stock method would include unamortized compensation cost and windfall tax benefits or shortfalls.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2017	2016	2015
Income (Loss) Available to Ordinary Shareholders
Income from continuing operations	$1,654	$732	$814
Income (loss) from discontinued operations	(43)	(1,600)	749
Basic and diluted income (loss) available to shareholders	$1,611	$(868)	$1,563

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	935.3	667.4	655.2
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	9.3	5.2	6.3
Diluted weighted average shares outstanding	944.6	672.6	661.5

Antidilutive Securities
Options to purchase common shares	0.2	—	0.4

During the three months ended September 30, 2017 and 2016, the Company declared a dividend of $0.25 and $0.29, respectively, per share. During the twelve months ended September 30, 2017 and 2016, the Company declared four quarterly dividends totaling $1.00 and $1.16, respectively, per share.

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
The shares outstanding as of the Merger date were calculated as follows (in millions, except share consolidation ratio and per share data):

Pre-merger Tyco shares outstanding	427.2
Share consolidation ratio	0.955
Post-share consolidation Tyco shares	408.0

Johnson Controls, Inc. shares outstanding	638.3
Cash contributed by Tyco used to purchase shares of Johnson Controls, Inc.	$3,864
Johnson Controls, Inc. per share consideration	$34.88

Reduction in shares due to cash consideration paid by Tyco	(110.8)

Adjusted Johnson Controls, Inc. shares outstanding (1:1 exchange ratio)	527.5

Shares outstanding at September 2, 2016	935.5

Par value	$9

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

Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of "distributable reserves." The creation of distributable reserves was accomplished by way of a capital reduction, which the Irish High Court approved on December 18, 2014 and as acquired in conjunction with the Tyco Merger.

Share Repurchase Program

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal year 2017, the Company repurchased approximately $651 million of its shares. As of September 30, 2017, approximately $349 million remains available under the share repurchase program. There were no shares repurchased between the closing of the Merger and September 30, 2016. Prior to the Merger, during fiscal year 2016, the Company repurchased approximately $501 million of its shares under JCI Inc.'s $3.65 billion share repurchase program. During fiscal year 2015, the Company repurchased approximately $1.4 billion of its common stock.

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2014	$11,270	$251	$11,521
Total comprehensive income:
Net income	1,563	65	1,628
Foreign currency translation adjustments	(799)	(3)	(802)
Realized and unrealized losses on derivatives	(11)	—	(11)
Pension and postretirement plans	(10)	—	(10)
Other comprehensive loss	(820)	(3)	(823)
Comprehensive income	743	62	805
Other changes in equity:
Cash dividends - common stock ($1.04 per share)	(681)	—	(681)
Dividends attributable to noncontrolling interests	—	(57)	(57)
Repurchases of common stock	(1,362)	—	(1,362)
Change in noncontrolling interest share	—	(93)	(93)
Other, including options exercised	365	—	365
At September 30, 2015	10,335	163	10,498
Total comprehensive income (loss):
Net income (loss)	(868)	168	(700)
Foreign currency translation adjustments	(105)	9	(96)
Realized and unrealized gains (losses) on derivatives	11	(1)	10
Unrealized losses on marketable securities	(1)	—	(1)
Pension and postretirement plans	(1)	—	(1)
Other comprehensive income (loss)	(96)	8	(88)
Comprehensive income (loss)	(964)	176	(788)
Other changes in equity:
Result of contribution of Johnson Controls, Inc. to Johnson Controls International plc	15,808	—	15,808
Cash dividends - common stock ($1.16 per share)	(752)	—	(752)
Dividends attributable to noncontrolling interests	—	(93)	(93)
Repurchases of common stock	(501)	—	(501)
Change in noncontrolling interest share	—	726	726
Other, including options exercised	192	—	192
At September 30, 2016	24,118	972	25,090
Total comprehensive income (loss):
Net income	1,611	164	1,775
Foreign currency translation adjustments	108	(18)	90
Realized and unrealized gains (losses) on derivatives	(14)	1	(13)
Realized and unrealized gains on marketable securities	5	—	5
Other comprehensive income (loss)	99	(17)	82
Comprehensive income	1,710	147	1,857
Other changes in equity:
Cash dividends - ordinary shares ($1.00 per share)	(938)	—	(938)
Dividends attributable to noncontrolling interests	—	(56)	(56)
Repurchases of ordinary shares	(651)	—	(651)
Change in noncontrolling interest share	—	(5)	(5)
Spin-off of Adient	(4,038)	(138)	(4,176)
Other, including options exercised	246	—	246
At September 30, 2017	$20,447	$920	$21,367

The equity attributable to Johnson Controls International plc increased by $15.8 billion as a result of the Tyco Merger in fiscal 2016. The increase is primarily due to an increase to equity of $19.7 billion resulting from the total fair value of consideration transferred, partially offset by a decrease of $3.9 billion resulting from cash contributed by Tyco used to purchase shares of Johnson Controls, Inc.

As previously disclosed, on October 31, 2016, the Company completed the Adient spin-off. As a result of the spin-off, the Company divested net assets of approximately $4.0 billion.

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

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2017	Year Ended September 30, 2016	Year Ended September 30, 2015
Beginning balance, September 30	$234	$212	$194
Net income	44	48	51
Foreign currency translation adjustments	13	2	(23)
Realized and unrealized gains (losses) on derivatives	(1)	(1)	1
Dividends	(43)	(27)	(11)
Spin-off of Adient	(36)	—	—
Ending balance, September 30	$211	$234	$212

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30, 2017	Year Ended September 30, 2016	Year Ended September 30, 2015

Foreign currency translation adjustments
Balance at beginning of period	$(1,152)	$(1,047)	$(248)
Aggregate adjustment for the period (net of tax effect of $1, $(43) and $(44)) *	108	(105)	(799)
Adient spin-off impact (net of tax effect of $0)	563	—	—
Balance at end of period	(481)	(1,152)	(1,047)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	4	(7)	4
Current period changes in fair value (net of tax effect of $4, $(5) and $(7))	9	(10)	(17)
Reclassification to income (net of tax effect of $(10), $11 and $3) **	(23)	21	6
Adient spin-off impact (net of tax effect of $6)	16	—	—
Balance at end of period	6	4	(7)

Realize and unrealized gains (losses) on marketable securities
Balance at beginning of period	(1)	—	—
Current period changes in fair value (net of tax effect of $1, $0 and $0)	5	(1)	—
Balance at end of period	4	(1)	—

Pension and postretirement plans
Balance at beginning of period	(4)	(3)	7
Reclassification to income (net of tax effect of $0, $0 and $(3)) ***	—	(1)	(11)
Adient spin-off impact (net of tax effect of $0)	2	—	—
Other changes (net of tax effect of $0)	—	—	1
Balance at end of period	(2)	(4)	(3)

Accumulated other comprehensive loss, end of period	$(473)	$(1,153)	$(1,057)

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

*** Refer to Note 15, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the components of the Company's net periodic benefit costs associated with its defined benefit pension and postretirement plans. For the year ended September 30, 2016 the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses on the consolidated statements of income. For the year ended September 30, 2015 the amounts reclassified from AOCI into income for pension and postretirement plans were primarily recorded in selling, general and administrative expenses and income (loss) from discontinued operations, net of tax on the consolidated statements of income.

15.     RETIREMENT PLANS

Pension Benefits

The Company has non-contributory defined benefit pension plans covering certain U.S. and non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Certain of the Company’s U.S. pension plans have been amended to prohibit new participants from entering the plans and no longer accrue benefits. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-U.S. plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.

For pension plans with accumulated benefit obligations ("ABO") that exceed plan assets, the projected benefit obligation ("PBO"), ABO and fair value of plan assets of those plans were $5,564 million, $5,465 million and $4,715 million, respectively, as of September 30, 2017 and $7,124 million, $6,966 million and $5,234 million, respectively, as of September 30, 2016.

In fiscal 2017, total employer contributions to the defined benefit pension plans were $342 million, of which $49 million were voluntary contributions made by the Company. The Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2018. Projected benefit payments from the plans as of September 30, 2017 are estimated as follows (in millions):

2018	$332
2019	329
2020	329
2021	330
2022	338
2023-2027	1,737

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S., Canada and Brazil. Most non-U.S. employees are covered by government sponsored programs, and the cost to the Company is not significant.

Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. These benefits may be subject to deductibles, co-payment provisions and other limitations, and the Company has reserved the right to modify these benefits. Effective January 31, 1994, the Company modified certain U.S. salaried plans to place a limit on the Company’s cost of future annual retiree medical benefits at no more than 150% of the 1993 cost.

The health care cost trend assumption does not have a significant effect on the amounts reported.

In fiscal 2017, total employer contributions to the postretirement plans were $5 million. The Company expects to contribute approximately $5 million in cash to its postretirement plans in fiscal 2018. Projected benefit payments from the plans as of September 30, 2017 are estimated as follows (in millions):

2018	$19
2019	19
2020	19
2021	19
2022	18
2023-2027	76

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") for employers sponsoring postretirement care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D.1. Under the Act, the Medicare subsidy amount is received directly by the plan sponsor and not the related plan. Further, the plan sponsor is not required to use the subsidy amount to fund postretirement benefits and may use the subsidy for any valid business purpose. Projected subsidy receipts are estimated to be approximately $2 million per year over the next ten years.

Savings and Investment Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for continuing and discontinued operations amounted to $138 million, $128 million and $123 million for the fiscal years ended 2017, 2016 and 2015, respectively.

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

The Company participates in approximately 289 multiemployer benefit plans, primarily related to its Building Technologies & Solutions business in the U.S., none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2017, 2016 and 2015 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $67 million, $46 million and $45 million to multiemployer benefit plans in fiscal 2017, 2016 and 2015, respectively.

Based on the most recent information available, the Company believes that the present value of actuarial accrued liabilities in certain of these multiemployer benefit plans may exceed the value of the assets held in trust to pay benefits. Currently, the Company is not aware of any significant multiemployer benefits plans for which it is probable or reasonably possible that the Company will be obligated to make up any shortfall in funds. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to these funds, the Company could trigger a withdrawal liability. Currently, the Company is not aware of any multiemployer benefit plans for which it is probable or reasonably possible that the Company will have a significant withdrawal liability. Any accrual for a shortfall or withdrawal liability will be recorded when it is probable that a liability exists and it can be reasonably estimated.

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

The Company’s plan assets at September 30, 2017 and 2016, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$70	$2	$68	$—

Equity Securities
Large-Cap	652	375	277	—
Small-Cap	281	281	—	—
International - Developed	649	569	80	—
International - Emerging	51	24	27	—

Fixed Income Securities
Government	270	243	27	—
Corporate/Other	917	851	66	—

Total Investments in the Fair Value Hierarchy	2,890	$2,345	$545	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	275

Total Plan Assets	$3,165

Non-U.S. Pension

Cash and Cash Equivalents	$55	$45	$10	$—

Equity Securities
Large-Cap	242	18	224	—
Mid-Cap	2	2	—	—
International - Developed	517	58	459	—
International - Emerging	13	—	13	—

Fixed Income Securities
Government	618	74	544	—
Corporate/Other	569	292	277	—

Hedge Fund	112	—	112	—

Real Estate	24	24	—	—

Total Investments in the Fair Value Hierarchy	2,152	$513	$1,639	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	29

Total Plan Assets	$2,181

Postretirement

Cash and Cash Equivalents	$3	$—	$3	$—

Equity Securities
Large-Cap	28	—	28	—
Small-Cap	9	—	9	—
International - Developed	21	—	21	—
International - Emerging	11	—	11	—

Fixed Income Securities
Government	21	—	21	—
Corporate/Other	59	—	59	—

Commodities	15	—	15	—

Real Estate	10	—	10	—

Total Plan Assets	$177	$—	$177	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$38	$38	$—	$—

Equity Securities
Large-Cap	692	499	193	—
Small-Cap	267	252	15	—
International - Developed	655	566	89	—

Fixed Income Securities
Government	345	280	65	—
Corporate/Other	950	633	317	—

Total Investments in the Fair Value Hierarchy	2,947	$2,268	$679	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	346

Total Plan Assets	$3,293

Non-U.S. Pension

Cash and Cash Equivalents	$90	$59	$31	$—

Equity Securities
Large-Cap	317	22	295	—
International - Developed	453	52	401	—
International - Emerging	19	—	19	—

Fixed Income Securities
Government	864	164	700	—
Corporate/Other	561	300	261	—

Hedge Fund	169	—	169	—

Real Estate	11	11	—	—

Total Investments in the Fair Value Hierarchy	2,484	$608	$1,876	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	52

Total Plan Assets	$2,536

Postretirement

Cash and Cash Equivalents	$7	$—	$7	$—

Equity Securities
Large-Cap	31	—	31	—
Small-Cap	10	—	10	—
International - Developed	23	—	23	—
International - Emerging	12	—	12	—

Fixed Income Securities
Government	23	—	23	—
Corporate/Other	65	—	65	—

Commodities	12	—	12	—

Real Estate	13	—	13	—

Total Plan Assets	$196	$—	$196	$—

* The fair value of certain investments in real estate do not have a readily determinable fair value and requires the fund managers to independently arrive at fair value by calculating net asset value ("NAV") per share. In order to calculate NAV per share, the fund managers value the real estate investments using any one, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the properties are updated every quarter. Due to the fact that the fund managers calculate NAV per share, the Company utilizes a practical expedient for measuring the fair value of its real-estate investments, as provided for under ASC 820, "Fair Value Measurement." In applying the practical expedient, the Company is not required to further adjust the NAV provided by the fund manager in order to determine the fair value of its investment as the NAV per share is calculated in a manner consistent with the measurement principles of ASC 946, "Financial Services - Investment Companies," and as of the Company's measurement date. The Company believes this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser. In accordance with ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," investments for which fair value is measured using the net asset value per share practical expedient should be disclosed separate from the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of total plan assets to the amounts presented in the notes to consolidated financial statements.

The following is a description of the valuation methodologies used for assets measured at fair value. Certain assets are held within commingled funds which are valued at the unitized NAV or percentage of the net asset value as determined by the manager of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Cash and Cash Equivalents: The fair value of cash is valued at cost.

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

Real Estate: The fair value of Real Estate Investment Trusts ("REITs") is recorded as Level 1 as these securities are traded on an open exchange.

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

There were no Level 3 assets as of September 30, 2017 or 2016 or any Level 3 asset activity during fiscal 2017 or 2016.

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2017	2016	2017	2016	2017	2016

Accumulated Benefit Obligation	$3,382	$4,118	$2,618	$3,359	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	4,169	3,022	3,522	1,447	242	211
Service cost	18	16	32	30	2	2
Interest cost	113	104	48	44	6	6
Plan participant contributions	—	—	3	1	4	6
Benefit obligations assumed in Tyco acquisition	—	974	—	1,635	—	30
Other acquisitions	—	—	—	279	—	2
Adient spin-off impact	(18)	—	(619)	—	(17)	—
Actuarial (gain) loss	(131)	355	(194)	295	(1)	5
Benefits and settlements paid	(732)	(301)	(116)	(116)	(25)	(22)
Estimated subsidy received	—	—	—	—	2	1
Curtailment	—	—	(19)	—	—	—
Other	—	(1)	(2)	(1)	—	1
Currency translation adjustment	—	—	66	(92)	1	—

Projected benefit obligation at end of year	$3,419	$4,169	$2,721	$3,522	$214	$242

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,293	$2,606	$2,536	$1,177	$196	$194
Actual return on plan assets	334	267	94	113	14	17
Plan assets acquired in Tyco acquisition	—	705	—	1,149	—	—
Other acquisitions	—	—	—	180	—	—
Adient spin-off impact	(16)	—	(440)	—	(13)	—
Employer and employee contributions	286	16	59	121	5	7
Benefits paid	(394)	(124)	(86)	(59)	(25)	(22)
Settlement payments	(338)	(177)	(30)	(57)	—	—
Other	—	—	(2)	—	—	—
Currency translation adjustment	—	—	50	(88)	—	—

Fair value of plan assets at end of year	$3,165	$3,293	$2,181	$2,536	$177	$196

Funded status	$(254)	$(876)	$(540)	$(986)	$(37)	$(46)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost - continuing operations	$46	$21	$27	$25	$64	$53
Prepaid benefit cost - discontinued operations	—	1	—	7	—	—
Accrued benefit liability - continuing operations	(300)	(896)	(567)	(832)	(101)	(95)
Accrued benefit liability - discontinued operations	—	(2)	—	(186)	—	(4)

Net amount recognized	$(254)	$(876)	$(540)	$(986)	$(37)	$(46)

Weighted Average Assumptions (1)
Discount rate (2)	3.80%	3.70%	2.40%	1.90%	3.70%	3.30%
Rate of compensation increase	3.20%	3.20%	2.90%	2.75%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2017 and 2016.

(2)
The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company has elected to utilize a full yield curve approach in the estimation of service and interest components of net periodic benefit cost (credit) for pension and other postretirement for plans that utilize a yield curve approach. The full yield curve approach applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Accumulated Other Comprehensive Income

The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2017 and 2016 related to pension and postretirement benefits are not significant.

The amounts in AOCI expected to be recognized as components of net periodic benefit cost (credit) over the next fiscal related to pension and postretirement benefits are not significant.

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost (Credit):
Service cost	$18	$16	$31	$32	$30	$32	$2	$2	$3
Interest cost	113	104	122	48	44	57	6	6	9
Expected return on plan assets	(229)	(191)	(181)	(92)	(61)	(71)	(10)	(10)	(12)
Net actuarial (gain) loss	(220)	268	387	(195)	237	14	(5)	(2)	21
Amortization of prior service cost (credit)	—	—	—	—	1	(1)	—	(1)	(1)
Curtailment gain	—	—	—	(19)	—	(15)	—	—	—
Settlement (gain) loss	(16)	11	1	(1)	6	—	—	—	—

Net periodic benefit cost (credit)	(334)	208	360	(227)	257	16	(7)	(5)	20
Net periodic benefit (cost) credit related to discontinued operations	—	(1)	(1)	—	(111)	1	—	(1)	(1)

Net periodic benefit cost (credit) included in continuing operations	$(334)	$207	$359	$(227)	$146	$17	$(7)	$(6)	$19

Expense Assumptions:
Discount rate	3.70%	4.40%	4.35%	1.90%	3.10%	3.00%	3.30%	3.75%	4.35%
Expected return on plan assets	7.50%	7.50%	7.50%	4.60%	4.50%	4.50%	5.60%	5.45%	5.75%
Rate of compensation increase	3.20%	3.25%	3.25%	2.65%	3.30%	2.60%	NA	NA	NA

16.    SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2017, the Company committed to a significant restructuring plan (2017 Plan) and recorded $367 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $166 million related to Corporate, $74 million related to the Building Solutions EMEA/LA segment, $59 million related to the Building Solutions North America segment, $32 million related to the Global Products segment, $20 million related to the Power Solutions segment and $16 million related to the Building Solutions Asia Pacific segment. The restructuring actions are expected to be substantially complete in fiscal 2018.

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$276	$77	$14	$—	$367
Utilized—cash	(75)	—	—	—	(75)
Utilized—noncash	—	(77)	(1)	—	(78)
Adjustment to restructuring reserves	25	—	—	—	25
Balance at September 30, 2017	$226	$—	$13	$—	$239

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $288 million of restructuring and impairment costs in the consolidated statements of income. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. Of the restructuring and impairment costs recorded, $161 million related to Corporate, $66 million related to the Power Solutions segment, $44 million related to the Global Products segment and $17 million related to the Building Solutions EMEA/LA segment. The restructuring actions are expected to be substantially complete in fiscal 2018. Included in the reserve is $56 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

Additionally, the Company recorded $332 million of restructuring and impairment costs within discontinued operations related to Adient in fiscal 2016.

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(86)	—	(2)	—	(88)
Utilized—noncash	—	—	—	1	1
Adjustment to restructuring reserves	(25)	—	—	—	(25)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Adjustment to acquired Tyco restructuring reserves	(22)	—	—	—	(22)
Balance at September 30, 2017	$84	$—	$6	$2	$92

The Company's fiscal 2017 and 2016 restructuring plans included workforce reductions of approximately 6,100 employees (4,800 for the Building Technologies & Solutions business, 1,200 for Corporate and 100 for Power Solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2017, approximately 1,600 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included ten plant closures in the Building Technologies & Solutions business. As of September 30, 2017, four of the ten plants have been closed.

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

17.    IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets" and ASC 985-20, "Costs of software to be sold, leased, or marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off.

In fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $77 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charges, $30 million related to the Building Solutions North America segment, $20 million related to the Global Products segment, $19 million related to Corporate assets, $7 million related to the Power Solutions segment and $1 million related to the Building Solutions Asia Pacific segment. Refer to Note 16, "Significant

Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second, third and fourth quarters of fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $103 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charges, $64 million related to the Power Solutions segment, $24 million related to Corporate assets, $8 million related to the Global Products segment, $4 million related to the Building Solutions Asia Pacific segment and $3 million related to the Building Solutions EMEA/LA segment. In addition, the Company recorded $87 million of asset impairments within discontinued operations related to Adient in fiscal 2016. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the fourth quarter of fiscal 2015, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its announced restructuring actions and the intention to spin-off the Automotive Experience business. As a result, the Company reviewed the long-lived assets for impairment and recorded a $156 million impairment charge within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charge, $139 million related to Corporate assets, $16 million related to the Building Solutions EMEA/LA segment and $1 million related to the Building Solutions North America segment. In addition, the Company recorded $27 million of asset impairments within discontinued operations related to Adient in fiscal 2015. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairment was measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At September 30, 2017, 2016 and 2015, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing.

18.    INCOME TAXES

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Tax expense at federal statutory rate	$895	$371	$326
State income taxes, net of federal benefit	23	(6)	(6)
Foreign income tax expense at different rates and foreign losses without tax benefits	(309)	(122)	(175)
U.S. tax on foreign income	(407)	(194)	39
Reserve and valuation allowance adjustments	(164)	—	(99)
U.S. credits and incentives	(3)	(14)	(7)
Impact of acquisitions and divestitures	571	163	—
Restructuring and impairment costs	65	28	—
Other	34	(29)	(7)
Income tax provision	$705	$197	$71

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company in fiscal 2015 and 11 months of 2016 and due to the Company’s current legal entity structure. The effective rate is below the U.S. statutory rate for fiscal 2017 primarily due to the benefits of continuing global tax planning initiatives, non-U.S. tax rate differentials, tax audit closures, and a tax benefit due to changes in entity tax status, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction / integration costs and the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business. The effective rate is below the U.S. statutory rate for fiscal 2016 primarily due to the benefits of continuing global tax planning initiatives and foreign tax rate differentials, partially offset by the jurisdictional mix of restructuring and impairment costs, and the tax impacts of the Merger and integration related costs. The effective rate is below the U.S. statutory rate for fiscal 2015 primarily due to the benefits of continuing global tax planning initiatives, income in certain non-U.S. jurisdictions with a tax rate lower than the U.S. statutory tax rate and adjustments due to tax audit resolutions.

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

In the fourth quarter of fiscal 2017, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily in Canada, China and Mexico would not be able to be realized, and it was more likely than not that certain deferred tax assets in Germany would be realized. Therefore, the Company recorded $27 million of net valuation allowances as income tax expense in the three month period ended September 30, 2017.

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

At September 30, 2017, the Company had gross tax effected unrecognized tax benefits for continuing operations of $2,173 million of which $2,047 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2017 was approximately $99 million (net of tax benefit).

At September 30, 2016, the Company had gross tax effected unrecognized tax benefits for continuing operations of $1,706 million of which $1,604 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2016 was approximately $84 million (net of tax benefit).

At September 30, 2015, the Company had gross tax effected unrecognized tax benefits for continuing operations of $1,052 million of which $997 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2015 was approximately $33 million (net of tax benefit).

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Beginning balance, October 1	$1,706	$1,052	$1,493
Additions for tax positions related to the current year	613	442	329
Additions for tax positions of prior years	116	15	23
Reductions for tax positions of prior years	(44)	(66)	(111)
Settlements with taxing authorities	(95)	(104)	(541)
Statute closings and audit resolutions	(264)	(30)	(141)
Acquisition of business	141	397	—
Ending balance, September 30	$2,173	$1,706	$1,052

During fiscal 2017, the Company settled a significant number of tax examinations impacting fiscal years 2006 to fiscal 2014. In the fourth quarter of fiscal 2017, income tax audit resolutions resulted in a net $191 million benefit to income tax expense.

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

In the U.S., fiscal years 2010 through 2014 are currently under exam by the Internal Revenue Service ("IRS") for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2016
Brazil	2011 - 2012
Canada	2013 - 2014
China	2008 - 2016
France	2010 - 2015
Germany	2007 - 2015
Japan	2016
Spain	2010 - 2014
Switzerland	2011 - 2014
United Kingdom	2011 - 2014

It is reasonably possible that certain tax examinations and /or tax litigation will conclude within the next twelve months, which could be up to a $25 million impact to tax expense.

Other Tax Matters

During fiscal 2017, the Company recorded $428 million of transaction and integration costs which generated a $69 million tax benefit.

During fiscal 2017, the Company recorded a discrete non-cash tax charge of $490 million related to establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries of the Scott Safety business. This business is reported as net assets held for sale given the announced sale to 3M Company. Refer to Note 3, "Acquisitions and Divestitures," and Note 4, "Discontinued Operations," of the notes to consolidated financial statements for additional information.

In the fourth quarter of fiscal 2017, the Company recorded a tax charge of $53 million due to a change in the deferred tax liability related to the outside basis of certain nonconsolidated subsidiaries.

In the first quarter of fiscal 2017, the Company recorded a discrete tax benefit of $101 million due to changes in entity tax status.

During fiscal 2017, 2016 and 2015, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. A substantial portion of these charges do not generate a tax benefit due to the Company's current tax position in these jurisdictions and the underlying tax basis in the impaired assets, resulting in $65 million and $28 million incremental tax expense in fiscal 2017 and 2016, respectively.

During the fourth quarter of fiscal 2016, the Company completed its Merger with Tyco. As a result of that transaction, the Company incurred incremental tax expense of $137 million. In preparation for the spin-off of the Automotive Experience business in the first quarter of fiscal 2017, the Company incurred incremental tax expense for continuing operations of $26 million in fiscal 2016.

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded as part of the acquired liabilities of Tyco $290 million of post sale contingent tax indemnification liabilities which is generally recorded within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2017 and 2016, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements. In addition, the Company has recorded $11 million of tax indemnification liabilities as of September 30, 2017 related to other divestitures.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On October 13, 2016, the U.S. Treasury and the IRS released final and temporary Section 385 regulations. These regulations address whether certain instruments between related parties are treated as debt or equity. The Company does not expect that the regulations will have a material impact on its consolidated financial statements.

The "look-through rule," under subpart F of the U.S. Internal Revenue Code, expired for the Company on September 30, 2015. The "look-through rule" had provided an exception to the U.S. taxation of certain income generated by non-U.S. subsidiaries. The rule was extended in December 2015 retroactive to the beginning of the Company’s 2016 fiscal year. The retroactive extension was signed into legislation and was made permanent through the Company's 2020 fiscal year.

In the second quarter of fiscal 2015, tax legislation was adopted in Japan which reduced its statutory income tax rate. As a result of the law change, the Company recorded income tax expense of $17 million in the second quarter of fiscal 2015.

During the fiscal years ended 2017, 2016 and 2015, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Current
Federal	$(225)	$169	$(688)
State	(6)	5	(33)
Foreign	373	788	550
	142	962	(171)
Deferred
Federal	593	(321)	410
State	41	(15)	(2)
Foreign	(71)	(429)	(166)
	563	(765)	242

Income tax provision	$705	$197	$71

Consolidated U.S. income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2017, 2016 and 2015 was income of $868 million, $943 million and $418 million, respectively. Consolidated foreign income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2017, 2016 and 2015 was income of $1,690 million, $119 million and $513 million, respectively.

Income taxes paid for the fiscal years ended September 30, 2017, 2016 and 2015 were $1,756 million, $1,388 million and $1,163 million, respectively. At September 30, 2017 and 2016, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $625 million and $1,505 million, respectively, of accrued income tax liabilities for continuing operations.

The Company has not provided U.S. or non-U.S. income taxes on approximately $16 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc.  The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reduced, it is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences. In fiscal 2017, the Company did provide U.S. income tax expense related to the establishment of a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries of the Scott Safety business as a result of the planned divestiture.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2017	2016
Other noncurrent assets	2,360	2,467
Other noncurrent liabilities	(1,733)	(1,542)

Net deferred tax asset	$627	$925

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2017	2016
Deferred tax assets
Accrued expenses and reserves	$891	$1,175
Employee and retiree benefits	13	438
Net operating loss and other credit carryforwards	5,490	4,483
Research and development	188	85
Joint ventures and partnerships	—	49
Other	26	19
	6,608	6,249
Valuation allowances	(3,838)	(3,400)
	2,770	2,849
Deferred tax liabilities
Property, plant and equipment	247	87
Subsidiaries, joint ventures and partnerships	789	—
Intangible assets	1,107	1,837
	2,143	1,924

Net deferred tax asset	$627	$925

At September 30, 2017, the Company had available net operating loss carryforwards of approximately $16.6 billion, of which $6.5 billion will expire at various dates between 2018 and 2037, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2017 of $468 million which will expire at various dates between 2020 and 2024 or carried back to fiscal period 2016. The valuation allowance, generally, is for loss carryforwards for which realization is uncertain because it is unlikely that the losses will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

As of September 30, 2017, deferred tax assets of approximately $180 million relate to certain operating loss carryforwards resulting from the exercise of employee stock options and restricted stock vestings, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax provision. Such amount has been presented within the tax loss and carryforwards line in the table above.

19.    SEGMENT INFORMATION

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has five reportable segments for financial reporting purposes. The Company’s five reportable segments are presented in the context of its two primary businesses - Building Technologies & Solutions and Power Solutions.

Effective July 1, 2017, the Company reorganized the reportable segments within its Building Technologies & Solutions business to align with its new management reporting structure and business activities. Prior to this reorganization, Building Technologies & Solutions was comprised of five reportable segments for financial reporting purposes: Systems and Service North America, Products North America, Asia, Rest of World and Tyco. As a result of this change, Building Technologies & Solutions is now comprised of four reportable segments for financial reporting purposes: Building Solutions North America, Building Solutions EMEA/LA, Building Solutions Asia Pacific and Global Products. Historical information has been revised to reflect the new Building Technologies & Solutions reportable segments.

A summary of the significant Building Technologies & Solutions reportable segment changes is as follows:

•	The “Systems and Service North America” segment is now part of the new “Building Solutions North America” reportable segment.

•
The North America Unitary Products business, Air Distribution Technologies business and refrigeration systems business, as well as HVAC products installed for Marine customers, previously included in the “Products North America” segment, are now part of the new reportable segment “Global Products.” The systems and products installation business for U.S. Navy customers, previously included in the “Products North America” segment, is now part of the new “Building Solutions North America” reportable segment.

•
The systems and service business within the former “Asia” segment is now part of the new “Building Solutions Asia Pacific” reportable segment. The HVAC products manufacturing business and the Johnson Controls-Hitachi joint venture, previously part of the “Asia” segment, are now part of the new “Global Products” reportable segment.

•
The systems and service businesses in Europe, the Middle East and Latin America within the former “Rest of World” segment are now part of the new “Building Solutions EMEA/LA” reportable segment. The HVAC products manufacturing businesses, previously part of the “Rest of World” segment, are now part of the new “Global Products” reportable segment.

•
As the Company has integrated the legacy Tyco business with its legacy Building Efficiency business for segment reporting purposes, Tyco is no longer a separate reportable segment. The Tyco businesses are now included throughout the new reportable segments.

Building Technologies & Solutions

•
Building Solutions North America designs, sells, installs, and services HVAC and controls systems, integrated electronic security systems (including monitoring), and integrated fire detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in North America.  Building Solutions North America also provides energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems, to non-residential building and industrial applications in the North American marketplace.

•
Building Solutions EMEA/LA designs, sells, installs, and services HVAC, controls, refrigeration, integrated electronic security, integrated fire detection and suppression systems, and provides technical services to markets in Europe, the Middle East, Africa and Latin America.

•
Building Solutions Asia Pacific designs, sells, installs, and services HVAC, controls, refrigeration, integrated electronic security, integrated fire detection and suppression systems, and provides technical services to the Asia Pacific marketplace.

•
Global Products designs and produces heating and air conditioning for residential and commercial applications, and markets products and refrigeration systems to replacement and new construction market customers globally. The Global Products business also designs, manufactures and sells fire protection and security products, including intrusion security, anti-theft devices, breathing apparatus and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide. Global Products also includes the Johnson Controls-Hitachi joint venture, which was formed October 1, 2015, as well as the Scott Safety business, which was sold on October 4, 2017.

Power Solutions

Power Solutions services both automotive original equipment manufacturers and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise.

Management evaluates the performance of its business segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, significant restructuring and impairment costs, and the net mark-to-market adjustments related to pension and postretirement plans.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Net Sales
Building Technologies & Solutions
Building Solutions North America	$8,341	$4,687	$4,270
Building Solutions EMEA/LA	3,595	1,613	1,549
Building Solutions Asia Pacific	2,444	1,736	1,651
Global Products	8,455	6,148	3,040
	22,835	14,184	10,510
Power Solutions	7,337	6,653	6,590

Total net sales	$30,172	$20,837	$17,100

	Year Ended September 30,
	2017	2016	2015
Segment EBITA
Building Technologies & Solutions
Building Solutions North America (1)	$1,039	$494	$416
Building Solutions EMEA/LA (2)	290	74	45
Building Solutions Asia Pacific (3)	323	222	211
Global Products (4)	1,179	637	414
	2,831	1,427	1,086
Power Solutions (5)	1,427	1,327	1,241

Total segment EBITA	$4,258	$2,754	$2,327

Amortization of intangible assets	(489)	(116)	(74)
Corporate expenses (6)	(768)	(607)	(417)
Net financing charges	(496)	(289)	(274)
Restructuring and impairment costs	(367)	(288)	(215)
Net mark-to-market adjustments on pension and postretirement plans	420	(393)	(416)

Income from continuing operations before income taxes	$2,558	$1,061	$931

	September 30,
	2017	2016	2015
Assets
Building Technologies & Solutions (7)
Building Solutions North America	$15,228	$15,554	$2,300
Building Solutions EMEA/LA (8)	4,885	4,649	1,022
Building Solutions Asia Pacific	2,575	2,521	978
Global Products (9)	14,018	15,782	5,083
	36,706	38,506	9,383
Power Solutions (10)	7,894	6,793	6,531
Assets held for sale	2,109	13,186	10,613
Unallocated	5,175	4,694	3,063

Total	$51,884	$63,179	$29,590

	Year Ended September 30,
	2017	2016	2015
Depreciation/Amortization
Building Technologies & Solutions
Building Solutions North America	$272	$49	$24
Building Solutions EMEA/LA	140	14	10
Building Solutions Asia Pacific	37	11	9
Global Products	410	230	138
	859	304	181
Power Solutions	236	238	286
Corporate	64	80	60
Discontinued Operations	29	331	333

Total	$1,188	$953	$860

	Year Ended September 30,
	2017	2016	2015
Capital Expenditures
Building Technologies & Solutions
Building Solutions North America	$107	$16	$17
Building Solutions EMEA/LA	98	19	17
Building Solutions Asia Pacific	27	7	8
Global Products	421	304	162
Global Workplace Solutions	—	—	13
	653	346	217
Automotive Experience
Seating	62	392	356
Interiors	1	3	99
	63	395	455
Power Solutions	481	357	252
Corporate	146	151	211

Total	$1,343	$1,249	$1,135

(1)	Building Solutions North America segment EBITA for the years ended September 30, 2017 and 2015 excludes $59 million and $2 million, respectively, of restructuring and impairment costs.

(2)
Building Solutions EMEA/LA segment EBITA for the years ended September 30, 2017, 2016 and 2015 excludes $74 million, $17 million and $9 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2017, 2016 and 2015, EMEA/LA segment EBITA includes $5 million, $11 million and $14 million, respectively, of equity income.

(3)
Building Solutions Asia Pacific segment EBITA for the years ended September 30, 2017 and 2015 excludes $16 million and $7 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2017 and 2016, Asia Pacific segment EBITA includes $1 million and $1 million, respectively, of equity income.

(4)
Global Products segment EBITA for the years ended September 30, 2017, 2016 and 2015 excludes $32 million, $44 million and $20 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2017, 2016 and 2015, Global Products segment EBITA includes $151 million, $114 million and $9 million, respectively, of equity income.

(5)
Power Solutions segment EBITA for the years ended September 30, 2017, 2016 and 2015 excludes $20 million, $66 million and $11 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2017, 2016 and 2015, Power Solutions segment EBITA includes $83 million, $48 million and $57 million, respectively, of equity income.

(6)	Corporate expenses for the years ended September 30, 2017, 2016 and 2015 excludes $166 million, $161 million and $166 million, respectively, of restructuring and impairment costs.

(7)
Current year and prior year amounts exclude assets held for sale. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

(8)	Building Solutions EMEA/LA assets as of September 30 2017, 2016 and 2015, include $107 million, $103 million and $90 million, respectively, of investments in partially-owned affiliates.

(9)	Global Products assets as of September 30 2017, 2016 and 2015, include $637 million, $520 million and $64 million, respectively, of investments in partially-owned affiliates.

(10)	Power Solutions assets as of September 30 2017, 2016 and 2015, include $447 million, $367 million and $343 million, respectively, of investments in partially-owned affiliates.

In fiscal years 2017, 2016 and 2015, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Net Sales
United States	$14,495	$9,633	$8,982
China	2,046	1,620	1,350
Japan	1,816	1,805	315
Germany	1,779	1,430	911
United Kingdom	928	291	309
Mexico	840	639	635
Other foreign	5,408	3,602	2,637
Other European countries	2,860	1,817	1,961

Total	$30,172	$20,837	$17,100

Long-Lived Assets (Year-end)
United States	$3,155	$2,880	$2,056
China	535	484	415
Japan	180	188	8
Germany	290	287	304
United Kingdom	109	103	4
Mexico	489	457	368
Other foreign	821	785	252
Other European countries	542	448	276

Total	$6,121	$5,632	$3,683

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

20.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2017 and 2016. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2017, 2016 and 2015.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of continuing operations of such nonconsolidated partially-owned affiliates accounted for under the equity method.

Summarized balance sheet data as of September 30 is as follows (in millions):

	2017	2016
Current assets	$4,034	$3,085
Noncurrent assets	1,513	1,436
Total assets	$5,547	$4,521

Current liabilities	$2,470	$1,864
Noncurrent liabilities	478	554
Noncontrolling interests	33	41
Shareholders’ equity	2,566	2,062
Total liabilities and shareholders’ equity	$5,547	$4,521

Summarized income statement data for the years ended September 30 is as follows (in millions):

	2017	2016	2015
Net sales	$6,445	$5,329	$3,527
Gross profit	1,510	1,323	718
Net income	517	415	195
Income attributable to noncontrolling interests	11	16	—
Net income attributable to the entity	506	399	195

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

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the fiscal years ended September 30, 2017 and 2016 were as follows (in millions):

	Year Ended September 30,
	2017	2016
Balance at beginning of period	$374	$288
Accruals for warranties issued during the period	312	314
Accruals from acquisitions and divestitures (1)	7	83
Accruals related to pre-existing warranties (including changes in estimates)	(4)	(17)
Settlements made (in cash or in kind) during the period	(280)	(297)
Currency translation	—	3
Balance at end of period	$409	$374

(1) The year ended September 30, 2017 includes $13 million of product warranties transferred to liabilities held for sale on the consolidated statements of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities which is generally recorded within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. Of the $290 million recorded as of September 30, 2017 and 2016, $255 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements. In addition, the Company has recorded $11 million of tax indemnification liabilities as of September 30, 2017 related to other divestitures.

22.    TYCO INTERNATIONAL FINANCE S.A.

TIFSA, a 100% owned subsidiary of the Company, has public debt securities outstanding, which as of September 30, 2016, were fully and unconditionally guaranteed by Johnson Controls and by Tyco Fire & Security Finance S.C.A. ("TIFSCA"), a wholly owned subsidiary of the Company and parent company TIFSA. During the first quarter of fiscal 2017, the guarantees were removed in connection with the previously disclosed debt exchange. The following tables present condensed consolidating financial information for Johnson Controls, TIFSCA, TIFSA and all other subsidiaries. Condensed financial information for the Company, TIFSCA and TIFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries. The Company has revised investments in affiliates and other shareholders’ equity amounts for TIFSA and TIFSCA as of the year ended September 30, 2016. Within the condensed consolidating statement of financial position, investments in affiliates and other shareholders’ equity for TIFSA and TIFSCA decreased by $1,485 million and $263 million, respectively, with the offset in the consolidating adjustments column. The impact of the changes to the consolidating figures was not significant and had no impact to the consolidated financials of the Company.

The TIFSA public debt securities were assumed as part of the Tyco acquisition. Therefore, no consolidating financial information for the year ended September 30, 2015 is presented related to the guarantee of the TIFSA public debt securities. Additional information regarding TIFSA and TIFSCA for the fiscal year ended September 25, 2015 and the period ended June 24, 2016 can be found in Tyco's Annual Report on Form 10-K filed with the SEC on November 13, 2015 (as recast in part in Tyco's Current Report on Form 8-K filed with the SEC on March 11, 2016) and Tyco's Quarterly report on Form 10-Q filed with the SEC on July 29, 2016, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2017
($ in millions)

	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net sales	$—	$—	$—	$30,172	$—	$30,172
Cost of sales	—	—	—	20,833	—	20,833

Gross profit	—	—	—	9,339	—	9,339

Selling, general and administrative expenses	(13)	—	—	(6,145)	—	(6,158)
Restructuring and impairment costs	—	—	—	(367)	—	(367)
Net financing charges	(179)	(1)	(19)	(297)	—	(496)
Equity income (loss)	1,839	874	(35)	240	(2,678)	240
Intercompany interest and fees	(27)	245	11	(229)	—	—

Income (loss) from continuing operations before income taxes	1,620	1,118	(43)	2,541	(2,678)	2,558

Income tax provision	9	—	—	696	—	705

Income (loss) from continuing operations	1,611	1,118	(43)	1,845	(2,678)	1,853
Loss from sale of intercompany investment, net of tax	—	—	(935)	—	935	—
Loss from discontinued operations, net of tax	—	—	—	(34)	—	(34)

Net income (loss)	1,611	1,118	(978)	1,811	(1,743)	1,819

Income from continuing operations attributable to noncontrolling interests	—	—	—	199	—	199
Income from discontinued operations attributable to noncontrolling interests	—	—	—	9	—	9

Net income (loss) attributable to Johnson Controls	$1,611	$1,118	$(978)	$1,603	$(1,743)	$1,611

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$1,611	$1,118	$(978)	$1,811	$(1,743)	$1,819
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	108	(54)	20	137	(108)	103
Realized and unrealized losses on derivatives	(14)	—	—	(14)	14	(14)
Realized and unrealized gains (losses) on marketable securities	5	—	(4)	9	(5)	5

Other comprehensive income (loss)	99	(54)	16	132	(99)	94

Total comprehensive income (loss)	1,710	1,064	(962)	1,943	(1,842)	1,913

Comprehensive income attributable to noncontrolling interests	—	—	—	203	—	203

Comprehensive income (loss) attributable to Johnson Controls	$1,710	$1,064	$(962)	$1,740	$(1,842)	$1,710

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2016
($ in millions)

	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net sales	$—	$—	$—	$20,837	$—	$20,837
Cost of sales	—	—	—	15,183	—	15,183

Gross profit	—	—	—	5,654	—	5,654

Selling, general and administrative expenses	(2)	(2)	(1)	(4,185)	—	(4,190)
Restructuring and impairment costs	—	—	—	(288)	—	(288)
Net financing charges	—	—	(6)	(283)	—	(289)
Equity income (loss)	(894)	(1,527)	(341)	174	2,762	174
Intercompany interest and fees	28	—	7	(35)	—	—

Income (loss) from continuing operations before income taxes	(868)	(1,529)	(341)	1,037	2,762	1,061

Income tax provision	—	—	—	197	—	197

Income (loss) from continuing operations	(868)	(1,529)	(341)	840	2,762	864

Loss from discontinued operations, net of tax	—	—	—	(1,516)	—	(1,516)

Net loss	(868)	(1,529)	(341)	(676)	2,762	(652)

Income from continuing operations attributable to noncontrolling interests	—	—	—	132	—	132
Income from discontinued operations attributable to noncontrolling interests	—	—	—	84	—	84

Net loss attributable to Johnson Controls	$(868)	$(1,529)	$(341)	$(892)	$2,762	$(868)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 30, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Net loss	$(868)	$(1,529)	$(341)	$(676)	$2,762	$(652)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(105)	—	—	(94)	105	(94)
Realized and unrealized gains on derivatives	11	—	—	9	(11)	9
Realized and unrealized losses on marketable common stock	(1)	—	—	(1)	1	(1)
Pension and postretirement plans	(1)	—	—	(1)	1	(1)

Other comprehensive loss	(96)	—	—	(87)	96	(87)

Total comprehensive loss	(964)	(1,529)	(341)	(763)	2,858	(739)

Comprehensive income attributable to noncontrolling interests	—	—	—	225	—	225

Comprehensive loss attributable to Johnson Controls	$(964)	$(1,529)	$(341)	$(988)	$2,858	$(964)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
For the Year Ended September 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$—	$107	$382	$718	$(886)	$321
Accounts receivable, net	—	—	—	6,666	—	6,666
Inventories	—	—	—	3,209	—	3,209
Intercompany receivables	1,580	1,732	55	4,470	(7,837)	—
Assets held for sale	—	—	—	189	—	189
Other current assets	14	—	1	1,892	—	1,907
Current assets	1,594	1,839	438	17,144	(8,723)	12,292

Property, plant and equipment - net	—	—	—	6,121	—	6,121
Goodwill	243	—	32	19,413	—	19,688
Other intangible assets - net	—	—	—	6,741	—	6,741
Investments in partially-owned affiliates	—	—	—	1,191	—	1,191
Investments in affiliates	19,487	31,594	21,132	—	(72,213)	—
Intercompany loans receivable	17,908	4,140	2,836	9,004	(33,888)	—
Noncurrent assets held for sale	—	—	—	1,920	—	1,920
Other noncurrent assets	56	—	7	3,868	—	3,931
Total assets	$39,288	$37,573	$24,445	$65,402	$(114,824)	$51,884

Liabilities and Equity
Short-term debt	$1,476	$—	$—	$624	$(886)	$1,214
Current portion of long-term debt	307	—	18	69	—	394
Accounts payable	—	—	—	4,271	—	4,271
Accrued compensation and benefits	4	—	—	1,067	—	1,071
Deferred revenue	—	—	—	1,279	—	1,279
Liabilities held for sale	—	—	—	72	—	72
Intercompany payables	4,236	1,055	1,886	660	(7,837)	—
Other current liabilities	324	2	24	3,203	—	3,553
Current liabilities	6,347	1,057	1,928	11,245	(8,723)	11,854

Long-term debt	7,806	—	152	4,006	—	11,964
Pension and postretirement benefits	—	—	—	947	—	947
Intercompany loans payable	4,688	17,908	4,316	6,976	(33,888)	—
Noncurrent liabilities held for sale	—	—	—	173	—	173
Other noncurrent liabilities	—	—	24	5,344	—	5,368
Long-term liabilities	12,494	17,908	4,492	17,446	(33,888)	18,452

Redeemable noncontrolling interest	—	—	—	211	—	211
Ordinary shares	9	—	—	—	—	9
Ordinary shares held in treasury	(710)	—	—	—	—	(710)
Other shareholders' equity	21,148	18,608	18,025	35,580	(72,213)	21,148
Shareholders’ equity attributable to Johnson Controls	20,447	18,608	18,025	35,580	(72,213)	20,447
Noncontrolling interests	—	—	—	920	—	920
Total equity	20,447	18,608	18,025	36,500	(72,213)	21,367
Total liabilities and equity	$39,288	$37,573	$24,445	$65,402	$(114,824)	$51,884

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
For the Year Ended September 30, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$11	$—	$244	$324	$—	$579
Accounts receivable, net	—	—	—	6,394	—	6,394
Inventories	—	—	—	2,888	—	2,888
Intercompany receivables	16	—	2	6,188	(6,206)	—
Assets held for sale	—	—	—	5,812	—	5,812
Other current assets	6	—	1	1,429	—	1,436
Current assets	33	—	247	23,035	(6,206)	17,109

Property, plant and equipment - net	—	—	—	5,632	—	5,632
Goodwill	—	—	274	20,750	—	21,024
Other intangible assets - net	—	—	—	7,540	—	7,540
Investments in partially-owned affiliates	—	—	—	990	—	990
Investments in affiliates	12,460	31,142	26,421	—	(70,023)	—
Intercompany loans receivable	18,680	—	13,336	15,631	(47,647)	—
Noncurrent assets held for sale	—	—	—	7,374	—	7,374
Other noncurrent assets	—	—	—	3,510	—	3,510
Total assets	$31,173	$31,142	$40,278	$84,462	$(123,876)	$63,179

Liabilities and Equity
Short-term debt	$—	$—	$—	$1,078	$—	$1,078
Current portion of long-term debt	—	—	—	628	—	628
Accounts payable	1	—	—	3,999	—	4,000
Accrued compensation and benefits	—	—	—	1,333	—	1,333
Deferred revenue	—	—	—	1,228	—	1,228
Liabilities held for sale	—	—	—	4,276	—	4,276
Intercompany payables	3,873	—	2,315	18	(6,206)	—
Other current liabilities	3	2	32	3,751	—	3,788
Current liabilities	3,877	2	2,347	16,311	(6,206)	16,331

Long-term debt	—	—	2,413	8,640	—	11,053
Pension and postretirement benefits	—	—	—	1,550	—	1,550
Intercompany loans payable	3,178	18,680	12,453	13,336	(47,647)	—
Noncurrent liabilities held for sale	—	—	—	3,888	—	3,888
Other noncurrent liabilities	—	—	22	5,011	—	5,033
Long-term liabilities	3,178	18,680	14,888	32,425	(47,647)	21,524

Redeemable noncontrolling interest	—	—	—	234	—	234
Ordinary shares	9	—	—	—	—	9
Ordinary shares held in treasury	(20)	—	—	—	—	(20)
Other shareholders' equity	24,129	12,460	23,043	34,520	(70,023)	24,129
Shareholders’ equity attributable to Johnson Controls	24,118	12,460	23,043	34,520	(70,023)	24,118
Noncontrolling interests	—	—	—	972	—	972
Total equity	24,118	12,460	23,043	35,492	(70,023)	25,090
Total liabilities and equity	$31,173	$31,142	$40,278	$84,462	$(123,876)	$63,179

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2017

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Operating Activities
Net cash provided (used) by operating activities	$(129)	$182	$142	$(183)	$—	$12

Investing Activities
Capital expenditures	—	—	—	(1,343)	—	(1,343)
Sale of property, plant and equipment	—	—	—	33	—	33
Acquisition of business, net of cash acquired	—	—	(6)	—	—	(6)
Business divestitures	—	—	—	220	—	220
Changes in long-term investments	—	—	(11)	(30)	—	(41)
Net change in intercompany loans receivable	(300)	—	—	(640)	940	—
Increase in intercompany investment in subsidiaries	(1,998)	(1,716)	(100)	—	3,814	—
Net cash used by investing activities	(2,298)	(1,716)	(117)	(1,760)	4,754	(1,137)

Financing Activities
Increase (decrease) in short-term debt - net	1,476	—	—	(445)	(886)	145
Increase in long-term debt	1,856	—	—	9	—	1,865
Repayment of long-term debt	(183)	—	(20)	(1,094)	—	(1,297)
Debt financing costs	(17)	—	—	(1)	—	(18)
Stock repurchases	(651)	—	—	—	—	(651)
Payment of cash dividends	(702)	—	—	—	—	(702)
Proceeds from the exercise of stock options	157	—	—	—	—	157
Net change in intercompany loans payable	583	—	57	300	(940)	—
Increase in equity from parent	—	1,641	76	2,097	(3,814)	—
Change in noncontrolling interest share	—	—	—	8	—	8
Dividends paid to noncontrolling interests	—	—	—	(88)	—	(88)
Dividends from Adient spin-off	—	—	—	2,050	—	2,050
Cash transferred to Adient related spin-off	(87)	—	—	(578)	—	(665)
Cash paid to prior acquisitions	—	—	—	(75)	—	(75)
Other	(16)	—	—	4	—	(12)
Net cash provided by financing activities	2,416	1,641	113	2,187	(5,640)	717
Effect of currency translation on cash	—	—	—	54	—	54
Changes in cash held for sale	—	—	—	96	—	96
Increase (decrease) in cash and cash equivalents	(11)	107	138	394	(886)	(258)
Cash and cash equivalents at beginning of period	11	—	244	324	—	579
Cash and cash equivalents at end of period	$—	$107	$382	$718	$(886)	$321

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2016

(in millions)	Johnson Controls International plc	Tyco Fire & Security Finance SCA	Tyco International Finance S.A.	Other Subsidiaries	Consolidating Adjustments	Total

Operating Activities
Net cash provided by operating activities	$11	$—	$639	$1,245	$—	$1,895

Investing Activities
Capital expenditures	—	—	—	(1,249)	—	(1,249)
Sale of property, plant and equipment	—	—	—	32	—	32
Acquisition of business, net of cash acquired	—	—	—	353	—	353
Business divestitures	—	—	—	32	—	32
Changes in long-term investments	—	—	57	(105)	—	(48)
Net change in intercompany loans	—	—	10	—	(10)	—
Other	—	—	—	(7)	—	(7)
Net cash provided (used) by investing activities	—	—	67	(944)	(10)	(887)

Financing Activities
Increase (decrease) in short-term debt - net	—	—	(462)	1,018	—	556
Increase in long-term debt	—	—	—	1,501	—	1,501
Repayment of long-term debt	—	—	—	(1,299)	—	(1,299)
Debt financing costs	—	—	—	(45)	—	(45)
Stock repurchases	—	—	—	(501)	—	(501)
Payment of cash dividends	—	—	—	(915)	—	(915)
Proceeds from the exercise of stock options	3	—	—	67	—	70
Net intercompany loan borrowings (repayments)	—	—	—	(10)	10	—
Cash paid to acquire a noncontrolling interest	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	(306)	—	(306)
Other	(3)	—	—	11	—	8
Net cash used by financing activities	—	—	(462)	(481)	10	(933)
Effect of currency translation on cash	—	—	—	12	—	12
Changes in cash held for sale	—	—	—	(61)	—	(61)
Increase (decrease) in cash and cash equivalents	11	—	244	(229)	—	26
Cash and cash equivalents at beginning of period	—	—	—	553	—	553
Cash and cash equivalents at end of period	$11	$—	$244	$324	$—	$579

23.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2017, reserves for environmental liabilities totaled $51 million, of which $10 million was recorded within other current liabilities and $41 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $51 million at September 30, 2016. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities, primarily in the Power Solutions and Building Technologies & Solutions businesses. At September 30, 2017 and 2016, the Company recorded conditional asset retirement obligations of $61 million and $74 million, respectively.

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

As of September 30, 2017, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $181 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $573 million, of which $48 million was recorded in other current liabilities and $525 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $392 million, of which $53 million was recorded in other current assets, and $339 million was recorded in other noncurrent assets. Assets included $22 million of cash and $269 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2017 was $101 million. As of September 30, 2016, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $148 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $548 million, of which $35 million was recorded in other current liabilities and $513 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $400 million, of which $41 million was recorded in other current assets, and $359 million was recorded in other noncurrent assets. Assets included $16 million of cash and $264 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2016 was $120 million.

The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Asbestos related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2017 and 2016, the insurable liabilities totaled $445 million and $422 million, respectively, of which $122 million and $60 million was recorded within other current liabilities, $22 million and $28 million was recorded within accrued compensation and benefits, and $301 million and $334 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at September 30, 2017 was $46 million, of which $31 million was recorded within other current assets and $15 million was recorded within other noncurrent assets. Insurance receivables recorded at September 30, 2016 were $21 million, primarily recorded within other noncurrent assets. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

Arbitration Award

In September 2017, the Company was subject to an unfavorable arbitration award of approximately $50 million relating to a contractual dispute with a subcontractor used by the Company at an airport construction project in Doha, Qatar. In connection with the unfavorable arbitration award, the Company recorded a charge of $50 million within selling, general and administrative expenses on the consolidated statements of income in the fourth quarter of fiscal 2017. The airport project is being managed by a steering committee. The Company and the subcontractor were working jointly to document claims for increased costs against the steering committee when the subcontractor initiated the arbitration proceeding against the Company. Pursuant to its arbitration proceeding against the Company, the subcontractor sought to recover costs it alleges it incurred due to project delays, additional work and related financing costs. While the award remains outstanding, it will accrue interest at a statutory rate of 9.56%.

In a related action, the Company has initiated an arbitration claim against the steering committee related to costs it incurred in connection with delays of the airport construction project, including costs related to the above award. The arbitrator is expected to issue a decision on the Company’s claims against the steering committee by the end of fiscal 2018.

Aqueous Film-Forming Foam Litigation

Two of our subsidiaries, Chemguard, Inc. ("Chemguard") and Tyco Fire Products L.P. ("Tyco Fire Products"), have been named, along with other defendant manufacturers, in a number of class action lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the DOD) and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products manufactured by defendants contain or break down into the chemicals perfluorooctane sulfonate ("PFOS") and perfluorooctanoic acid ("PFOA") and that the use of these products by others at various airbases and airports resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports and airbases. Plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values, and also seek punitive damages and injunctive relief to address remediation of the alleged contamination. As of November 21, 2017, the Company is named in 12 putative class actions in federal courts in three states as set forth below:

    Colorado

•	District of Colorado - Bell et al. v. The 3M Company et al., filed on September 18, 2016.

•	District of Colorado - Bell et al. v. The 3M Company et al., filed on September 18, 2016.

•	District of Colorado - Davis et al. v. The 3M Company et al., filed on September 22, 2016.
The above cases have been consolidated in the U.S. District Court for the District of Colorado, and a hearing on the plaintiffs’ motion for class certification is scheduled for April 2018.
New York

•	Eastern District of New York - Green et al. v. The 3M Company et al., filed March 27, 2017 in Supreme Court of the State of New York, Suffolk County, prior to removal to federal court.

•
Southern District of New York - Adamo et al. v. The Port Authority of NY and NJ et al., filed August 11, 2017 in Supreme Court of the State of New York, Orange County, prior to removal to federal court.

•
Southern District of New York - Fogarty et al. v. The Port Authority of NY and NJ et al., filed August 11, 2017 in Supreme Court of the State of New York, Orange County, prior to removal to federal court.

•
Southern District of New York - Miller et al. v. The Port Authority of NY and NJ et al., filed August 11, 2017 in Supreme Court of the State of New York, Orange County, prior to removal to federal court.

•	Supreme Court of the State of New York, Suffolk County - Singer et al. v. The 3M Company et al., filed October 10, 2017.

Responses to the complaints have not been filed yet in any of the New York actions.
Pennsylvania

•	Eastern District of Pennsylvania - Bates et al. v. The 3M Company et al., filed September 15, 2016.

•	Eastern District of Pennsylvania - Grande et al. v. The 3M Company et al., filed October 13, 2016.

•	Eastern District of Pennsylvania - Yockey et al. v. The 3M Company et al., filed October 24, 2016.

•	Eastern District of Pennsylvania - Fearnley et al. v. The 3M Company et al., filed December 9, 2016.

The above cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. Defendants have moved to dismiss the complaint in the consolidated proceeding.

In addition to the putative class actions, Chemguard and Tyco Fire Products are also defendants in an action filed by two plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania: Menkes et al. v. The 3M Company et al., (filed February 7, 2017). The Menkes plaintiffs assert substantive claims and allegations similar to the putative class allegations, but also include personal injury claim. The Company is also on notice of approximately 490 other possible individual product liability claims by filings made in Pennsylvania state court, but complaints have not been filed in those matters, and, under Pennsylvania’s procedural rules, they may or may not result in lawsuits.
Chemguard and Tyco Fire Products are also defendants in two cases pending in the U.S. District Court for the District of Massachusetts: Town of Barnstable v. the 3M. Co., et al, (filed Nov. 21, 2016), and County of Barnstable v. the 3M. Co., et al, (filed January 9, 2017). These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at a fire training academy and municipal airport released PFOS and PFOA into the town’s water supply wells, allegedly requiring remediation of the town and county property. The defendants have filed a motion to dismiss in County of Barnstable, which is currently pending before the court.
The Company is vigorously defending these cases and believes that it has meritorious defenses to class certification and the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, but there can be no assurance that any such exposure will not be material. The Company is also pursuing insurance coverage for these matters.
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

The net sales to and purchases from related parties for continuing operations included in the consolidated statements of income were $954 million and $195 million, respectively, for fiscal 2017; $917 million and $184 million, respectively, for fiscal 2016; and $892 million and $95 million, respectively, for fiscal 2015.

The following table sets forth the amount of accounts receivable due from and payable to related parties for continuing operations in the consolidated statements of financial position (in millions):

	September 30,
	2017	2016

Receivable from related parties	$108	$72
Payable to related parties	50	14

The Company has also provided financial support to certain of its VIE's, see Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for additional information.

JOHNSON CONTROLS INTERNATIONAL PLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2017	2016	2015

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$173	$70	$64
Provision charged to costs and expenses	39	45	27
Reserve adjustments	(9)	(8)	(5)
Accounts charged off	(41)	(25)	(16)
Acquisition of businesses	18	91	1
Currency translation	2	—	(1)
Balance at end of period	$182	$173	$70

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$3,400	$1,151	$1,111
Allowance provision for new operating and other loss carryforwards	542	121	23
Allowance provision benefits	(157)	(331)	17
Acquisition of businesses	53	2,459	—
Balance at end of period	$3,838	$3,400	$1,151

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2017, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2017 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2017) for its annual meeting to be held on March 7, 2018, are incorporated by reference in this Form 10-K.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of stockholders to be held on March 7, 2018 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company  - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, and “Committees of the Board - Audit Committee” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

Code of Ethics

Johnson Controls has adopted a code of ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Ethics. The Code of Ethics is available in the “Investors - Corporate Governance” section of its website at www.johnsoncontrols.com. The Company posts any amendments to or waivers of its Code of Ethics (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics may be obtained in print without charge upon written request by any stockholder to the office of the Company at One Albert Quay, Cork, Ireland.

ITEM 11	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained under the captions “Compensation Discussion & Analysis” (excluding the information under the caption “Compensation Committee Report on Executive Compensation”), “Executive Compensation Tables” and “Compensation of Non-Employee Directors” of the Johnson Controls Proxy Statement. Such information is incorporated by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained under the captions “Committees of the Board - Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion & Analysis - Compensation Committee Report on Executive Compensation” of the Johnson Controls Proxy Statement. Such information (other than the Compensation Committee Report on Executive Compensation, which shall not be deemed to be “filed”) is incorporated by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Johnson Controls Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

The following table provides information about the Company's equity compensation plans as of September 30, 2017:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	19,730,443	$32.76	41,343,816
Equity compensation plans not approved by shareholders	—	—	—
Total	19,730,443	$32.76	41,343,816

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Johnson Controls Proxy Statement set forth under the captions “Committees of the Board,” “Governance of the Company - Director Independence,” and “Governance of the Company - Other Directorships, Conflicts and Related Party Transactions,” is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Johnson Controls Proxy Statement set forth under “Proposal Number Two” related to the appointment of auditors is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	59

Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015	60

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2017, 2016 and 2015	61

Consolidated Statements of Financial Position at September 30, 2017 and 2016	62

Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015	63

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2017, 2016 and 2015	64

Notes to Consolidated Financial Statements	65

(2) Financial Statement Schedule

For the years ended September 30, 2017, 2016 and 2015:

Schedule II - Valuation and Qualifying Accounts	137

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 142 through 147 filed herewith.

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

ITEM 16	FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

Date:	November 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 21, 2017, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ George R. Oliver George R. Oliver Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Brian J. Stief Brian J. Stief Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Suzanne M. Vincent Suzanne M. Vincent Vice President and Corporate Controller (Principal Accounting Officer)	/s/ David P. Abney David P. Abney Director

/s/ Natalie A. Black Natalie A. Black Director	/s/ Mike Daniels Mike Daniels Director

/s/ Roy Dunbar Roy Dunbar Director	/s/ Brian Duppereault Brian Duppereault Director

/s/ Juan Pablo del Valle Perochena Juan Pablo del Valle Perochena Director	/s/ Jürgen Tinggren Jürgen Tinggren Director

/s/ Mark P. Vergnano Mark P. Vergnano Director	/s/ David Yost David Yost Director

Johnson Controls International plc
Index to Exhibits

(a)        (1) and (2) Financial Statements and Supplementary Data - See Item 8
(b)        Exhibit Index:

Exhibit	Title

2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed September 9, 2016)

2.2
Agreement and Plan of Merger by and among Johnson Controls, Inc., Johnson Controls International plc (formerly Tyco International plc) and Jagara Merger Sub LLC, dated as of January 24, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed January 27, 2016)

2.3
Merger Agreement, dated as of May 30, 2014, between Tyco International Ltd., and Johnson Controls International plc (formerly Tyco International plc) (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 4, 2014)

3.1
Memorandum and Articles of Association of Johnson Controls International plc, as amended by special resolution dated September 8, 2014 and as amended by special resolution dated August 17, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

4.1
Assumption and Accession Agreement, dated as of November 17, 2014, by Johnson Controls International plc (formerly Tyco International plc) (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 17, 2014)

4.2
Indenture, dated December 28, 2016, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.3
First Supplemental Indenture, dated December 28, 2016, between Johnson Controls International plc, and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent for the New Euro Notes attaching forms of 2.355% Senior Notes due 2017 (retired; no longer outstanding), 7.125% Senior Notes due 2017 (retired; no longer outstanding), 1.400% Senior Notes due 2017 (retired, no longer outstanding as of November 2, 2017), 5.000% Senior Notes due 2020, 4.25% Senior Notes due 2021, 3.750% Senior Notes due 2021, 3.625% Senior Notes due 2024, 6.000% Notes due 2036, 5.70% Senior Notes due 2041, 5.250% Senior Notes due 2041, 4.625% Senior Notes due 2044, 6.950% Debentures due December 1, 2045, 4.950% Senior Notes due 2064, 3.750% Notes due 2018, 4.625% Notes due 2023, 1.375% Notes due 2025, 3.900% Notes due 2026, and 5.125% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.4
Second Supplemental Indenture, dated February 7, 2017, between Johnson Controls International plc and U.S. Bank National Association, as trustee, attaching form of 4.500% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2017)

4.5
Third Supplemental Indenture, dated March 15, 2017, among Johnson Controls International plc, U.S. Bank National Association, as trustee and Elavon Financial Services DAC, UK Branch, as paying agent, attaching form of 1.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 15, 2017)

4.6	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.7	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

10.1
Term Loan Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and JPMorgan Chase Bank N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 16, 2016)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.2
Letter Amendment No. 1 dated as of September 1, 2016 to the Term Loan Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and JPMorgan Chase Bank N.A. as joint lead arrangers and joint bookrunners (filed herewith)

10.3
Letter Amendment No. 2 dated as of August 10, 2017 to the Term Loan Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and JPMorgan Chase Bank N.A. as joint lead arrangers and joint bookrunners (filed herewith)

10.4
Multi-Year Senior Unsecured Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 16, 2016)

10.5
Letter Amendment No. 1 dated as of September 1, 2016 to the Multi-Year Senior Unsecured Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners (filed herewith)

10.6
Letter Amendment No. 2 dated as of August 10, 2017 to the Multi-Year Senior Unsecured Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners (filed herewith)

10.7
Credit Agreement, dated as of March 10, 2016, among Johnson Controls, Inc., the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 16, 2016) (Commission File No. 1-5097)

10.8
Amendment No. 1 dated as of November 1, 2016 to the Credit Agreement, dated as of March 10, 2016, among Johnson Controls, Inc., Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and Tyco International Finance S.A., the financial parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith)

10.9
Transition Services Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.10
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.11
Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.12
Transitional Trademark License Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.13
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2012).

10.14
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 1, 2012).

10.15
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Johnson Controls International plc (formerly Tyco International Ltd.) and The ADT Corporation (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2012)

10.16
Form of Deed of Indemnification between Johnson Controls International plc (formerly Tyco International plc) and certain of its directors and officers (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

10.17
Form of Indemnification Agreement between Tyco Fire & Security (US) Management, Inc. and certain directors and officers of Johnson Controls International plc (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

10.18	Tyco International plc 2004 Share and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 17, 2014) **

10.19
Johnson Controls International plc 2012 Share and Incentive Plan, amended and restated as of March 8, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 4, 2017)**

10.20	Johnson Controls International plc 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

10.21	Johnson Controls International plc Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

10.22
Tyco International Change in Control Severance Plan for Certain U.S. Officers and Executives (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 17, 2014) **

10.23
Johnson Controls International plc Severance and Change in Control Policy for Officers, effective as of September 2, 2016 (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.24
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated effective September 2, 2016 (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.25
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.26
Johnson Controls International plc Senior Executive Deferred Compensation Plan effective as of January 1, 2018 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.27
Johnson Controls, Inc. Deferred Compensation Plan for Certain Directors, as amended and restated effective January 5, 2016 (incorporated by reference to Exhibit 10.3 to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q filed on February 2, 2016) (Commission File No. 1-5097) **

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.28
Johnson Controls International plc Retirement Restoration Plan, as amended and restated effective September 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.29
Johnson Controls International plc Retirement Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.30	Tyco Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 17, 2014) **

10.31
Tyco Supplemental Savings and Retirement Plan as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.32
Johnson Controls International plc Executive Compensation Incentive Recoupment Policy effective September 2, 2016 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.33
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed on January 27, 2016) (Commission File No. 1-5097) **

10.34
Amended and Restated Change of Control Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed on January 27, 2016) (Commission File No. 1-5097) **

10.35
Amendment to the Amended and Restated Change of Control Executive Employment Agreement, dated as of April 1, 2016, by and between Johnson Controls, Inc. and Alex Molinaroli (incorporated by reference to Exhibit 10.3 to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q filed on April 29, 2016) (Commission File No. 1-5097) **

10.36
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls International plc (formerly Tyco International plc) and George Oliver (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 27, 2016) **

10.37
Employment Offer Letter, dated as of September 1, 2016, between Johnson Controls International plc (formerly Tyco International plc) and Judith Reinsdorf (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

10.38
Global Assignment Letter between Johnson Controls, Inc. and Trent Nevill dated as of April 1, 2016 (incorporated by reference to Exhibit 10.4 to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q filed on April 29, 2016) (Commission File No. 1-5097) **

10.39
Form of employment agreement, including form of change in control agreement, between Johnson Controls, Inc. and Messrs. Stief, Jackson, Walicki, Nevill and Davis, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2010) (Commission File No. 1-5097) **

10.40
Form of letter agreement amending certain provisions of the employment agreement between Johnson Controls, Inc. and Messrs. Stief, Jackson, Walicki, Nevill and Davis (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.41
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.42
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 applicable to Messrs. Molinaroli, Oliver and Stief (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q filed on February 8, 2017)**

10.43
Terms of Unit Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.44
Terms of PSU Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.45
Terms of RSU Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.46
Letter Agreement dated as of September 14, 2017 between Johnson Controls International plc and Brian J. Stief (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.47
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2016 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 13, 2015) **

10.48
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2015 (Incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 2014 filed on November 14, 2014) **

10.49
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (Incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on for the year ended September 27, 2013 filed on November 14, 2013) **

10.50
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012) **

10.51
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Stock and Incentive Plan for use beginning in 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 4, 2017)**

10.52
Form of stock option or stock appreciation right award agreement for Johnson Controls, Inc. 2007 Stock Option Plan effective September 20, 2011 (incorporated by reference to Exhibit 10.V to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011 filed on November 22, 2011) (Commission File No. 1-5097) **

10.53
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097) **

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.54
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have not announced an intention to retire (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

10.55
Form of performance share unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan for recipients who have announced an intention to retire (incorporated by reference to Exhibit 10.1(d) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

10.56
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(b) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

10.57
Form of restricted stock/restricted stock unit agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan reflecting pro rata vesting on retirement, filed herewith (incorporated by reference to Exhibit 10.BB to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015 filed on November 18, 2015) (Commission File No. 1-5097) **

10.58
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

12.1	Statement of Computation of Earnings to Fixed Charges

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

23.1	Consent of Independent Public Accounting Firm (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2017 formatted in XBRL: (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements (filed herewith)

*
These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls International plc and its subsidiaries on a consolidated basis. Johnson Controls International plc agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.