Form 10-Q
period 2018-06-30
Johnson Controls International plc
filed 2018-08-02
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at June 30, 2018
Ordinary Shares, $0.01 par value per share	924,922,181

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	June 30, 2018	September 30, 2017
Assets

Cash and cash equivalents	$283	$321
Accounts receivable - net	6,895	6,666
Inventories	3,509	3,209
Assets held for sale	12	189
Other current assets	1,766	1,907
Current assets	12,465	12,292

Property, plant and equipment - net	6,093	6,121
Goodwill	19,512	19,688
Other intangible assets - net	6,424	6,741
Investments in partially-owned affiliates	1,290	1,191
Noncurrent assets held for sale	—	1,920
Other noncurrent assets	3,622	3,931
Total assets	$49,406	$51,884

Liabilities and Equity

Short-term debt	$1,559	$1,214
Current portion of long-term debt	24	394
Accounts payable	4,410	4,271
Accrued compensation and benefits	984	1,071
Deferred revenue	1,317	1,279
Liabilities held for sale	—	72
Other current liabilities	3,007	3,553
Current liabilities	11,301	11,854

Long-term debt	10,373	11,964
Pension and postretirement benefits	777	947
Noncurrent liabilities held for sale	—	173
Other noncurrent liabilities	4,915	5,368
Long-term liabilities	16,065	18,452

Commitments and contingencies (Note 20)

Redeemable noncontrolling interests	231	211

Ordinary shares, $0.01 par value	9	9
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,004)	(710)
Capital in excess of par value	16,501	16,390
Retained earnings	6,075	5,231
Accumulated other comprehensive loss	(808)	(473)
Shareholders’ equity attributable to Johnson Controls	20,773	20,447
Noncontrolling interests	1,036	920
Total equity	21,809	21,367
Total liabilities and equity	$49,406	$51,884

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales
Products and systems*	$6,565	$6,172	$18,507	$17,526
Services*	1,555	1,511	4,523	4,510
	8,120	7,683	23,030	22,036
Cost of sales
Products and systems*	4,778	4,357	13,644	12,507
Services*	870	895	2,525	2,703
	5,648	5,252	16,169	15,210

Gross profit	2,472	2,431	6,861	6,826

Selling, general and administrative expenses	(1,527)	(1,609)	(4,532)	(4,905)
Restructuring and impairment costs	—	(49)	(158)	(226)
Net financing charges	(101)	(124)	(332)	(376)
Equity income	66	69	170	177

Income from continuing operations before income taxes	910	718	2,009	1,496

Income tax provision	106	89	451	570

Income from continuing operations	804	629	1,558	926

Loss from discontinued operations, net of tax (Note 4)	—	—	—	(34)

Net income	804	629	1,558	892

Income from continuing operations attributable to noncontrolling interests	81	74	167	147

Income from discontinued operations attributable to noncontrolling interests	—	—	—	9

Net income attributable to Johnson Controls	$723	$555	$1,391	$736

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$723	$555	$1,391	$779
Loss from discontinued operations	—	—	—	(43)
Net income	$723	$555	$1,391	$736

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.78	$0.59	$1.50	$0.83
Discontinued operations	—	—	—	(0.05)
Net income **	$0.78	$0.59	$1.50	$0.79

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.78	$0.59	$1.49	$0.82
Discontinued operations	—	—	—	(0.05)
Net income **	$0.78	$0.59	$1.49	$0.78

*	Products and systems consist of Building Technologies & Solutions and Power Solutions products and systems. Services are Building Technologies & Solutions technical services.
**	Certain items do not sum due to rounding.
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Net income	$804	$629	$1,558	$892

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(614)	285	(331)	(166)
Realized and unrealized gains (losses) on derivatives	1	(9)	(10)	(13)
Realized and unrealized gains (losses) on marketable securities	—	(3)	(2)	6

Other comprehensive income (loss)	(613)	273	(343)	(173)

Total comprehensive income	191	902	1,215	719

Comprehensive income attributable to noncontrolling interests	22	89	159	140

Comprehensive income attributable to Johnson Controls	$169	$813	$1,056	$579

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2018	2017
Operating Activities
Net income attributable to Johnson Controls	$1,391	$736
Income from continuing operations attributable to noncontrolling interests	167	147
Income from discontinued operations attributable to noncontrolling interests	—	9
Net income	1,558	892
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	844	919
Pension and postretirement benefit income	(108)	(184)
Pension and postretirement contributions	(54)	(275)
Equity in earnings of partially-owned affiliates, net of dividends received	(111)	(166)
Deferred income taxes	(75)	1,056
Non-cash restructuring and impairment charges	30	70
Gain on Scott Safety business divestiture	(114)	—
Equity-based compensation	86	114
Other	(17)	3
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(282)	(319)
Inventories	(338)	(585)
Other assets	(64)	(258)
Restructuring reserves	(63)	22
Accounts payable and accrued liabilities	(198)	(590)
Accrued income taxes	167	(2,002)
Cash provided (used) by operating activities	1,261	(1,303)

Investing Activities
Capital expenditures	(782)	(996)
Sale of property, plant and equipment	23	23
Acquisition of businesses, net of cash acquired	(24)	(6)
Business divestitures	2,101	180
Changes in long-term investments	(14)	(33)
Cash provided (used) by investing activities	1,304	(832)

Financing Activities
Increase in short-term debt - net	350	887
Increase in long-term debt	886	1,553
Repayment of long-term debt	(2,760)	(972)
Debt financing costs	(4)	(18)
Stock repurchases	(255)	(426)
Payment of cash dividends	(714)	(469)
Proceeds from the exercise of stock options	39	130
Employee equity-based compensation withholding taxes	(39)	(34)
Change in noncontrolling interest share	15	8
Dividends paid to noncontrolling interests	(46)	(78)
Dividend from Adient spin-off	—	2,050
Cash transferred to Adient related to spin-off	—	(665)
Cash paid related to prior acquisitions	—	(75)
Other	—	6
Cash provided (used) by financing activities	(2,528)	1,897
Effect of exchange rate changes on cash and cash equivalents	(84)	12
Change in cash held for sale	9	105
Decrease in cash and cash equivalents	(38)	(121)
Cash and cash equivalents at beginning of period	321	579
Cash and cash equivalents at end of period	$283	$458

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

1.	Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on November 21, 2017. The results of operations for the three and nine month periods ended June 30, 2018 are not necessarily indicative of results for the Company’s 2018 fiscal year because of seasonal and other factors.

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
June 30, 2018
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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was not the primary beneficiary in any VIEs for the reporting period ended June 30, 2018 and that it was the primary beneficiary in one VIE for the reporting period ended September 30, 2017, as the Company absorbed significant economics of the entity and had the power to direct the activities that are considered most significant to the entity.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company was considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE was consolidated within the Company’s consolidated statements of financial position as of September 30, 2017. During the quarter ended December 31, 2017, certain joint venture agreements were amended, and as a result, the Company can no longer make key operating decisions considered to be most significant to the VIE. As such, the Company is no longer considered the primary beneficiary of this entity, and the Company deconsolidated the entity during the quarter ended December 31, 2017. The impact of the entity on the Company’s consolidated statements of income for the nine month periods ended June 30, 2018 and 2017 was not material.

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

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fisca1 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The VIEs are named as co-obligors under a third party debt agreement in the amount of $157 million, maturing in fiscal 2020, under which a VIE could become subject to paying more than its allocated share of the third

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $38 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business. The Company is not considered to be the primary beneficiary of three of the entities as of June 30, 2018 and two of the entities as of September 30, 2017, as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balances of $42 million and $65 million at June 30, 2018 and September 30, 2017, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

The Company did not have a significant variable interest in any other unconsolidated VIEs for the presented reporting periods.

Restricted Cash

At June 30, 2018, the Company held restricted cash of approximately $19 million, of which $10 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. At September 30, 2017, the Company held restricted cash of approximately $31 million, of which $22 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. These amounts were primarily related to cash restricted for payment of asbestos liabilities.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." During the quarter ended December 31, 2017, the Company adopted ASU No. 2016-09. As a result, employee withholding taxes paid to taxing authorities for equity-based compensation transactions, previously classified as cash flows from operating activities, were reclassified to financing activities in the consolidated statements of cash flows for the nine months ended June 30, 2017. Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements for further information.

2.	New Accounting Standards

Recently Adopted Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 ("SAB 118") to ASC 740 "Income Taxes." SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the "Tax Cuts and Jobs Act" in the period of

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

enactment. SAB 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the "Tax Cuts and Jobs Act." The Company applied this guidance to its consolidated financial statements and related disclosures beginning in the quarter ended December 31, 2017. Refer to Note 9, "Income Taxes," of the notes to consolidated financial statements for further information.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. During the quarter ended December 31, 2017, the Company adopted ASU No. 2016-09. As a result, the Company recognized deferred tax assets of $179 million in the consolidated statements of financial position related to certain operating loss carryforwards resulting from the exercise of employee stock options and vested restricted stock on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of October 1, 2017. Additionally, employee withholding taxes paid to taxing authorities for equity-based compensation transactions, previously classified as cash flows from operating activities, were reclassified to financing activities in the consolidated statements of cash flows for the nine months ended June 30, 2017 for comparative purposes. The remaining provisions of ASU No. 2016-09 did not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2019 with early adoption permitted; however in July 2018 the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

assessing the impact adoption of this guidance will have on its consolidated financial statements. The Company has started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. The new guidance will require the Company to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. Additionally in January 2018, the FASB issued ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which provides an optional transition practical expedient for existing or expired land easements that were not previously recorded as leases. The Company expects the new guidance will have a material impact on its consolidated statements of financial position for the addition of right-of-use assets and lease liabilities, but the Company does not expect it to have a material impact on its consolidated statements of income and its consolidated statements of cash flows.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company has elected to adopt the new revenue guidance as of October 1, 2018 using the modified retrospective approach. Based on the Company’s initial evaluation of current contracts and revenue streams, revenue recognition is expected to be mostly consistent under both the current and new standard, with the exception of Power Solutions business. Within the Power Solutions business, certain customers return battery cores which will be included in the transaction price as noncash consideration under the new revenue standard. This change is expected to result in an increase to annual Power Solutions revenue of approximately 10% - 15% and an immaterial impact to gross profit. The Company does not expect the new revenue standard will have a material impact on its consolidated statements of financial position and its consolidated statements of cash flows.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

3.	Acquisitions and Divestitures

During the first nine months of fiscal 2018, the Company completed certain acquisitions for a combined purchase price of $24 million, all of which was paid as of June 30, 2018. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $12 million within the Global Products segment.

In the second quarter of fiscal 2018, the Company completed the sale of a certain Global Products business. The selling price was $103 million, all of which was received in the three months ended March 31, 2018. In connection with the sale, the Company reduced goodwill by $20 million and realized an insignificant gain. The divestiture was not material to the Company's consolidated financial statements.

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

In the first nine months of fiscal 2017, the Company received $52 million in net cash proceeds related to prior year business divestitures and paid $75 million related to prior year business acquisitions.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

The following table summarizes the results of Adient, reclassified as discontinued operations for the nine month period ended June 30, 2017 (in millions). As the Adient spin-off occurred on October 31, 2016, there is only one month of Adient results included in the nine month period ended June 30, 2017.

Nine Months Ended June 30,
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

The following table summarizes depreciation and amortization, capital expenditures, and significant operating and investing noncash items related to Adient for the nine month period ended June 30, 2017 (in millions):

Nine Months Ended June 30,
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
June 30, 2018
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

At June 30, 2018, $12 million of certain Corporate assets were classified as held for sale.

5.	Percentage-of-Completion Contracts

The Building Technologies & Solutions business records certain long-term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. The Company records costs and earnings in excess of billings on uncompleted contracts primarily within accounts receivable - net and billings in excess of costs and earnings on uncompleted contracts primarily within deferred revenue in the consolidated statements of financial position. Costs and earnings in excess of billings related to these contracts were $1,025 million and $908 million at June 30, 2018 and September 30, 2017, respectively. Billings in excess of costs and earnings related to these contracts were $545 million and $451 million at June 30, 2018 and September 30, 2017, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2018	September 30, 2017

Raw materials and supplies	$953	$919
Work-in-process	578	567
Finished goods	1,978	1,723
Inventories	$3,509	$3,209

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine month period ended June 30, 2018 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				June 30,
	2017				2018

Building Technologies & Solutions
Building Solutions North America	$9,637	$—	$—	$(45)	$9,592
Building Solutions EMEA/LA	2,012	—	—	(53)	1,959
Building Solutions Asia Pacific	1,255	—	—	2	1,257
Global Products	5,687	12	(20)	(70)	5,609
Power Solutions	1,097	—	—	(2)	1,095
Total	$19,688	$12	$(20)	$(168)	$19,512

At September 30, 2017, accumulated goodwill impairment charges included $47 million related to the Building Solutions EMEA/LA - Latin America reporting unit.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	June 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,326	$(233)	$1,093	$1,328	$(137)	$1,191
Customer relationships	3,091	(605)	2,486	3,168	(486)	2,682
Miscellaneous	457	(181)	276	389	(147)	242
Total amortized intangible assets	4,874	(1,019)	3,855	4,885	(770)	4,115
Unamortized intangible assets
Trademarks/trade names	2,447	—	2,447	2,483	—	2,483
Miscellaneous	122	—	122	143	—	143
	2,569	—	2,569	2,626	—	2,626
Total intangible assets	$7,443	$(1,019)	$6,424	$7,511	$(770)	$6,741

Amortization of other intangible assets included within continuing operations for the three month periods ended June 30, 2018 and 2017 was $100 million and $108 million, respectively. Amortization of other intangible assets included within continuing operations for the nine month periods ended June 30, 2018 and 2017 was $288 million and $383 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2019, 2020, 2021, 2022 and 2023 will be approximately $388 million, $380 million, $371 million, $365 million and $344 million per year, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
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

The following table summarizes the changes in the Company’s 2018 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$125	$30	$3	$158
Utilized—noncash	—	(30)	—	(30)
Balance at December 31, 2017	$125	$—	$3	$128
Utilized—cash	(8)	—	(1)	(9)
Balance at March 31, 2018	$117	$—	$2	$119
Utilized—cash	(12)	—	(1)	(13)
Balance at June 30, 2018	$105	$—	$1	$106

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
June 30, 2018
(unaudited)

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$276	$77	$14	$—	$367
Utilized—cash	(75)	—	—	—	(75)
Utilized—noncash	—	(77)	(1)	—	(78)
Adjustment to restructuring reserves	25	—	—	—	25
Balance at September 30, 2017	$226	$—	$13	$—	$239
Utilized—cash	(142)	—	(4)	—	(146)
Utilized—noncash	—	—	—	(1)	(1)
Balance at June 30, 2018	$84	$—	$9	$(1)	$92

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
June 30, 2018
(unaudited)

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(86)	—	(2)	—	(88)
Utilized—noncash	—	—	—	1	1
Adjustment to restructuring reserves	(25)	—	—	—	(25)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Adjustment to acquired Tyco restructuring reserves	(22)	—	—	—	(22)
Balance at September 30, 2017	$84	$—	$6	$2	$92
Utilized—cash	(16)	—	(2)	—	(18)
Balance at June 30, 2018	$68	$—	$4	$2	$74

The Company's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 9,200 employees (7,300 for the Building Technologies & Solutions business, 1,700 for Corporate and 200 for Power Solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2018, approximately 4,300 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included eleven plant closures in the Building Technologies & Solutions business. As of June 30, 2018, six of the eleven plants have been closed.

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended June 30, 2018 and 2017, the Company's effective tax rate was consistent with the statutory tax rate of 12.5%. For the nine months ended June 30, 2018, the Company's effective tax rate was 22% and was higher than the statutory tax rate of 12.5% primarily due to the discrete net impacts of U.S. Tax Reform, final income tax effects of the completed divestiture of the Scott Safety business and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives and tax audit closures. For the nine months ended June 30, 2017, the Company's effective tax rate was 38% and was higher

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

than the statutory tax rate of 12.5% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business, the income tax effects of pension mark-to-market gains and tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction and integration costs, purchase accounting adjustments, a tax benefit due to changes in entity tax status and the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2017, the Company had gross tax effected unrecognized tax benefits of $2,173 million, of which $2,047 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2017 was approximately $99 million (net of tax benefit). The interest and penalties accrued during the nine months ended June 30, 2018 and 2017 were immaterial. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the first quarter of fiscal 2018, tax audit resolutions resulted in a $25 million net benefit to income tax expense.

In the U.S., fiscal years 2015 through 2016 are currently under exam by the Internal Revenue Service ("IRS"). Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2016
China	2008 - 2016
France	2010 - 2012; 2015 - 2016
Germany	2007 - 2015
Spain	2010 - 2012
Switzerland	2011 - 2014
United Kingdom	2011 - 2015

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

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

During the nine months ended June 30, 2018 and 2017, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Other Tax Matters

In the third quarter of fiscal 2018, the Company recorded $51 million of transaction and integration costs. These costs generated a $6 million tax benefit which reflects the Company's current tax position in these jurisdictions.

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

In the first quarter of fiscal 2018, the Company recorded $50 million of transaction and integration costs. These costs generated a $7 million tax benefit which reflects the Company’s current tax position in these jurisdictions.

In the first quarter of fiscal 2018, the Company recorded $158 million of significant restructuring and impairment costs. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $24 million tax benefit, which reflects the Company’s current tax position in these jurisdictions.

In the third quarter of fiscal 2017, the Company recorded $70 million of transaction and integration costs which generated an $11 million tax benefit.

In the third quarter of fiscal 2017, the Company recorded pension mark-to-market losses of $45 million which generated an $18 million tax benefit.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

In the second quarter of fiscal 2017, the Company recorded $138 million of transaction and integration costs which generated a $31 million tax benefit.

In the second quarter of fiscal 2017, the Company recorded pension mark-to-market gains of $18 million, which resulted in tax expense of $8 million.

In the second quarter of fiscal 2017, the Company recorded $99 million of significant restructuring and impairment costs. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $20 million tax benefit, which reflects the Company’s current tax position in these jurisdictions.

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

In the first quarter of fiscal 2017, the Company recorded $78 million of significant restructuring and impairment costs. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $14 million tax benefit, which reflects the Company’s current tax position in these jurisdictions.

10.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Service cost	$4	$4	$11	$13
Interest cost	27	28	80	85
Expected return on plan assets	(58)	(57)	(172)	(174)
Net actuarial (gain) loss	—	45	—	(90)
Settlement (gain) loss	—	1	—	(8)
Net periodic benefit cost (credit)	$(27)	$21	$(81)	$(174)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Service cost	$6	$8	$18	$24
Interest cost	14	13	43	36
Expected return on plan assets	(29)	(23)	(87)	(68)
Net periodic benefit credit	$(9)	$(2)	$(26)	$(8)

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Service cost	$—	$—	$1	$1
Interest cost	2	1	5	4
Expected return on plan assets	(2)	(2)	(7)	(7)
Net periodic benefit credit	$—	$(1)	$(1)	$(2)

During the three and nine months ended June 30, 2017, the amount of lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial (gains) losses of $45 million and $(90) million, respectively.

11.	Debt and Financing Arrangements

In October 2017, the Company completed the previously announced sale of its Scott Safety business to 3M. Net cash proceeds from the transaction of approximately $1.9 billion were used to repay a significant portion of the TSarl $4.0 billion of merger-related debt. In addition, in March 2018, the Company repaid $26 million in principal amount, plus accrued interest and in April 2018, the Company refinanced approximately $400 million in principal amount, plus accrued interest of the TSarl merger-related debt with commercial paper.

In March 2018, the Company increased the committed credit limit from $1.0 billion to $1.25 billion on TSarl's committed revolving credit facility scheduled to expire in August 2020. As of June 30, 2018, there were no draws on the facility.

In March 2018, the Company entered into a 364-day $250 million committed revolving credit facility scheduled to expire in March 2019. As of June 30, 2018, there were no draws on the facility.

In March 2018, a 364-day $150 million committed revolving credit facility expired. The Company entered into a new $150 million committed revolving credit facility scheduled to expire in February 2019. As of June 30, 2018, there were no draws on the facility.

In February 2018, a 364-day $150 million committed revolving credit facility expired. The Company entered into a new $150 million committed revolving credit facility scheduled to expire in February 2019. As of June 30, 2018, there were no draws on the facility.

In January 2018, a 364-day $250 million committed revolving credit facility expired. The Company entered into a new $200 million committed revolving credit facility scheduled to expire in January 2019. As of June 30, 2018, there were no draws on the facility.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and nine months ended June 30, 2018 and 2017 contained the following components (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Interest expense, net of capitalized interest costs	$110	$115	$328	$343
Banking fees and bond cost amortization	14	14	41	55
Interest income	(10)	(4)	(24)	(16)
Net foreign exchange results for financing activities	(13)	(1)	(13)	(6)
Net financing charges	$101	$124	$332	$376

Net financing charges for the nine month period ended June 30, 2017, included $17 million of transaction costs related primarily to the prior year debt exchange offer fees.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

12.	Stock-Based Compensation

During September 2016, the Board of Directors of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based compensation awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the nine month periods ended June 30, 2018 and 2017 is presented below:

	Nine Months Ended June 30,
	2018		2017
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	1,376,807	$7.04	2,841,686	$7.81
Stock appreciation rights	—	—	15,693	8.28
Restricted stock/units	2,188,131	37.26	1,671,677	41.75
Performance shares	496,478	36.31	846,725	48.40

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

	Nine Months Ended June 30,
	2018	2017
Expected life of option (years)	6.5	4.75 & 6.5
Risk-free interest rate	2.28%	1.23% - 1.93%
Expected volatility of the Company’s stock	23.7%	24.60%
Expected dividend yield on the Company’s stock	2.78%	2.21%

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income Available to Ordinary Shareholders
Income from continuing operations	$723	$555	$1,391	$779
Loss from discontinued operations	—	—	—	(43)
Basic and diluted income available to shareholders	$723	$555	$1,391	$736

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	925.6	935.4	926.0	937.2
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	5.1	9.0	6.1	9.6
Diluted weighted average shares outstanding	930.7	944.4	932.1	946.8

Antidilutive Securities
Options to purchase shares	2.1	0.1	1.5	0.1

During the three months ended June 30, 2018 and 2017, the Company declared a dividend of $0.26 and $0.25, respectively, per share. During the nine months ended June 30, 2018 and 2017, the Company declared dividends of $0.78 and $0.75, respectively, per share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, March 31	$20,874	$1,006	$21,880	$19,388	$813	$20,201
Total comprehensive income:
Net income	723	71	794	555	66	621
Foreign currency translation adjustments	(557)	(44)	(601)	268	3	271
Realized and unrealized gains (losses) on derivatives	3	(1)	2	(7)	(1)	(8)
Realized and unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	(554)	(45)	(599)	258	2	260
Comprehensive income	169	26	195	813	68	881

Other changes in equity:
Cash dividends—ordinary shares	(240)	—	(240)	(234)	—	(234)
Repurchases of ordinary shares	(56)	—	(56)	(307)	—	(307)
Change in noncontrolling interest share	—	4	4	—	3	3
Other, including options exercised	26	—	26	71	—	71
Ending balance, June 30	$20,773	$1,036	$21,809	$19,731	$884	$20,615

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

	Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30,	$20,447	$920	$21,367	$24,118	$972	$25,090
Total comprehensive income:
Net income	1,391	132	1,523	736	127	863
Foreign currency translation adjustments	(331)	3	(328)	(150)	(22)	(172)
Realized and unrealized gains (losses) on derivatives	(2)	1	(1)	(13)	1	(12)
Realized and unrealized gains (losses) on marketable securities	(2)	—	(2)	6	—	6
Other comprehensive income (loss)	(335)	4	(331)	(157)	(21)	(178)
Comprehensive income	1,056	136	1,192	579	106	685

Other changes in equity:
Cash dividends—ordinary shares	(722)	—	(722)	(705)	—	(705)
Dividends attributable to noncontrolling interests	—	(43)	(43)	—	(47)	(47)
Repurchases of ordinary shares	(255)	—	(255)	(426)	—	(426)
Change in noncontrolling interest share	—	23	23	—	(9)	(9)
Adoption of ASU 2016-09	179	—	179	—	—	—
Spin-off of Adient	—	—	—	(4,038)	(138)	(4,176)
Other, including options exercised	68	—	68	203	—	203
Ending balance, June 30	$20,773	$1,036	$21,809	$19,731	$884	$20,615

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

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. In December 2017, the Company's Board of Directors approved an $1 billion increase to its share repurchase authorization. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three and nine month periods ended June 30, 2018, the Company repurchased $56 million and $255 million of its ordinary shares, respectively. For the three and nine month periods ended June 30, 2017, the Company repurchased $307 million and $426 million of its ordinary shares, respectively. As of June 30, 2018, approximately $1.1 billion remains available under the share repurchase program.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Three Months Ended June 30,
	2018	2017

Beginning balance, March 31	$235	$168
Net income	10	8
Foreign currency translation adjustments	(13)	14
Realized and unrealized losses on derivatives	(1)	(1)
Ending balance, June 30	$231	$189

	Nine Months Ended June 30,
	2018	2017

Beginning balance, September 30	$211	$234
Net income	35	29
Foreign currency translation adjustments	(3)	6
Realized and unrealized losses on derivatives	(9)	(1)
Dividends	(3)	(43)
Spin-off of Adient	—	(36)
Ending balance, June 30	$231	$189

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

The following schedules present changes in accumulated other comprehensive income ("AOCI") attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended June 30,
	2018	2017

Foreign currency translation adjustments ("CTA")
Balance at beginning of period	$(255)	$(1,007)
Aggregate adjustment for the period (net of tax effect of $0 and $(5))	(557)	268
Balance at end of period	(812)	(739)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	1	14
Current period changes in fair value (net of tax effect of $1 and $(1))	5	(1)
Reclassification to income (net of tax effect of $(2) and $(5)) **	(2)	(6)
Balance at end of period	4	7

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	2	8
Current period changes in fair value (net of tax effect of $0 and $1)	1	(3)
Reclassification to income (net of tax effect of $(1) and $0) ***	(1)	—
Balance at end of period	2	5

Pension and postretirement plans
Balance at beginning of period	(2)	(2)
Other changes	—	—
Balance at end of period	(2)	(2)

Accumulated other comprehensive loss, end of period	$(808)	$(729)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

	Nine Months Ended June 30,
	2018	2017

CTA
Balance at beginning of period	$(481)	$(1,152)
Aggregate adjustment for the period (net of tax effect of $1 and $0) *	(331)	(150)
Adient spin-off impact (net of tax effect of $0)	—	563
Balance at end of period	(812)	(739)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	6	4
Current period changes in fair value (net of tax effect of $2 and $3)	7	6
Reclassification to income (net of tax effect of $(4) and $(12)) **	(9)	(19)
Adient spin-off impact (net of tax effect of $0 and $6)	—	16
Balance at end of period	4	7

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	4	(1)
Current period changes in fair value (net of tax effect of $0 and $1)	(1)	6
Reclassification to income (net of tax effect of $(1) and $0) ***	(1)	—
Balance at end of period	2	5

Pension and postretirement plans
Balance at beginning of period	(2)	(4)
Adient spin-off impact (net of tax effect of $0)	—	2
Balance at end of period	(2)	(2)

Accumulated other comprehensive loss, end of period	$(808)	$(729)

* During the nine months ended June 30, 2018, $12 million of cumulative CTA was recognized as part of the divestiture-related gain recognized as part of the divestiture of Scott Safety.

** Refer to Note 15, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

***During the nine months ended June 30, 2018, the Company sold certain marketable common stock for approximately $3 million. As a result, the Company recorded $2 million of realized gains within selling, general and administrative expenses.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and nine months ended June 30, 2018 and 2017.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and polypropylene in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices during the three and nine months ended June 30, 2018 and 2017.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	June 30, 2018	September 30, 2017

Copper	2,948	1,962
Polypropylene	8,540	19,563
Lead	31,009	24,705
Aluminum	3,885	2,169
Tin	2,276	1,715

Fair Value Hedges

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. As of September 30, 2016, the Company had four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes that matured in December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing July 2017. In December 2016, the four remaining outstanding interest rate swaps were terminated. The Company had no interest rate swaps outstanding at June 30, 2018 and September 30, 2017, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At June 30, 2018, the Company had one billion euro, 750 million euro, 423 million euro and 58 million euro bonds designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan. At September 30, 2017, the Company had one billion euro, 423 million euro and 58 million euro bonds designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2018, the Company hedged approximately 1.8 million shares of its ordinary shares, which have a cost basis of $73 million. As of September 30, 2017, the Company hedged approximately 1.4 million shares of its ordinary shares, which have a cost basis of $58 million.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	September 30,
	2018	2017	2018	2017
Other current assets
Foreign currency exchange derivatives	$8	$27	$11	$—
Commodity derivatives	2	9	—	—
Other noncurrent assets
Equity swap	—	—	60	55
Total assets	$10	$36	$71	$55

Other current liabilities
Foreign currency exchange derivatives	$7	$21	$22	$25
Commodity derivatives	3	1	—	—
Long-term debt
Foreign currency denominated debt	2,916	2,058	—	—
Total liabilities	$2,926	$2,080	$22	$25

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
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

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of June 30, 2018 and September 30, 2017, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	June 30,	September 30,	June 30,	September 30,
	2018	2017	2018	2017
Gross amount recognized	$81	$91	$2,948	$2,105
Gross amount eligible for offsetting	(18)	(16)	(18)	(16)
Net amount	$63	$75	$2,930	$2,089

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three and nine months ended June 30, 2018 and 2017 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Foreign currency exchange derivatives	$6	$(3)	$7	$3
Commodity derivatives	—	1	2	6
Total	$6	$(2)	$9	$9

The following tables present the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three and nine months ended June 30, 2018 and 2017 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2018	2017	2018	2017
Foreign currency exchange derivatives	Cost of sales	$2	$8	$2	$24
Commodity derivatives	Cost of sales	2	3	11	7
Total		$4	$11	$13	$31

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

 The following table presents the location and amount of pre-tax gains (losses) on fair value hedges recognized in the Company’s consolidated statements of income for the three and nine months ended June 30, 2018 and 2017 (in millions):

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2018	2017	2018	2017
Interest rate swap	Net financing charges	$—	$—	$—	$(1)
Fixed rate debt swapped to floating	Net financing charges	—	—	—	2
Total		$—	$—	$—	$1

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three and nine months ended June 30, 2018 and 2017 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2018	2017	2018	2017
Foreign currency exchange derivatives	Cost of sales	$(4)	$(4)	$(6)	$(1)
Foreign currency exchange derivatives	Net financing charges	(27)	51	(26)	60
Foreign currency exchange derivatives	Income tax provision	—	1	2	(2)
Foreign currency exchange derivatives	Income (loss) from discontinued operations	—	—	—	5
Equity swap	Selling, general and administrative	(3)	2	(10)	2
Total		$(34)	$50	$(40)	$64

The pre-tax gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges were $165 million and $(105) million for the three months ended June 30, 2018 and 2017, respectively. The pre-tax gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges were $29 million and $(77) million for the nine months ended June 30, 2018 and 2017, respectively. For the three and nine months ended June 30, 2018 and 2017, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2018 and September 30, 2017 (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$19	$—	$19	$—
Commodity derivatives	2	—	2	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Investments in marketable common stock	4	4	—	—
Deferred compensation plan assets	97	97	—	—
Exchange traded funds (fixed income)[1]	148	148	—	—
Exchange traded funds (equity)[1]	112	112	—	—
Equity swap	60		60	—
Total assets	$456	$375	$81	$—
Other current liabilities
Foreign currency exchange derivatives	$29	$—	$29	$—
Commodity derivatives	3	—	3	—
Total liabilities	$32	$—	$32	$—

	Fair Value Measurements Using:
	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$—	$27	$—
Commodity derivatives	9	—	9	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Investments in marketable common stock	10	10	—	—
Deferred compensation plan assets	92	92	—	—
Exchange traded funds (fixed income)[1]	155	155	—	—
Exchange traded funds (equity)[1]	100	100	—	—
Equity swap	55	—	55	—
Total assets	$462	$371	$91	$—
Other current liabilities
Foreign currency exchange derivatives	$46	$—	$46	$—
Commodity derivatives	1	—	1	—
Total liabilities	$47	$—	$47	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

1 Classified as restricted investments for payment of asbestos liabilities. See Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for further details.

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

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. The Company recorded unrealized gains of $20 million and unrealized losses of $18 million on these investments as of June 30, 2018 within AOCI in the consolidated statements of financial position. The Company recorded unrealized gains of $10 million and unrealized losses of $6 million on these investments as of September 30, 2017 within AOCI in the consolidated statements of financial position. During the nine months ended June 30, 2018, the Company sold certain marketable common stock for approximately $3 million. As a result, the Company recorded $2 million of realized gains within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt was $10.4 billion and $12.7 billion at June 30, 2018 and September 30, 2017, respectively. The fair value of public debt was $8.7 billion and $8.6 billion, at June 30, 2018 and September 30, 2017, respectively, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was $1.7 billion and $4.1 billion at June 30, 2018 and September 30, 2017, respectively, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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
June 30, 2018
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

In the first, second and third quarters of fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $69 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income, of which $15 million was recorded in the first quarter, $23 million was recorded in the second quarter and $31 million was recorded in the third quarter. Of the total impairment charges, $28 million related to the Buildings North America segment, $20 million related to the Global Products segment, $17 million related to Corporate assets and $4 million related to the Power Solutions segment. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At June 30, 2018 and 2017, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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
June 30, 2018
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Building Technologies & Solutions
Building Solutions North America	$2,246	$2,142	$6,355	$6,181
Building Solutions EMEA/LA	926	896	2,748	2,669
Building Solutions Asia Pacific	681	630	1,864	1,767
Global Products	2,429	2,406	6,250	6,214
	6,282	6,074	17,217	16,831
Power Solutions	1,838	1,609	5,813	5,205

Total net sales	$8,120	$7,683	$23,030	$22,036

	Segment EBITA
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Building Technologies & Solutions
Building Solutions North America	$314	$290	$780	$741
Building Solutions EMEA/LA	96	100	242	238
Building Solutions Asia Pacific	97	85	242	215
Global Products	435	437	949	806
	942	912	2,213	2,000
Power Solutions	310	304	1,008	996

Total segment EBITA	$1,252	$1,216	$3,221	$2,996

Corporate expenses	$(141)	$(172)	$(434)	$(605)
Amortization of intangible assets	(100)	(108)	(288)	(383)
Restructuring and impairment costs	—	(49)	(158)	(226)
Net mark-to-market adjustments on pension plans	—	(45)	—	90
Net financing charges	(101)	(124)	(332)	(376)
Income from continuing operations before income taxes	$910	$718	$2,009	$1,496

19.	Guarantees

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
June 30, 2018
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

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the nine months ended June 30, 2018 and 2017 were as follows (in millions):

	Nine Months Ended June 30,
	2018	2017

Balance at beginning of period	$409	$374
Accruals for warranties issued during the period	225	221
Accruals from acquisition and divestitures	1	2
Accruals related to pre-existing warranties	(24)	(5)
Settlements made (in cash or in kind) during the period	(212)	(199)
Currency translation	—	(1)
Balance at end of period	$399	$392

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities which is generally recorded within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. At June 30, 2018 and September 30, 2017, the Company recorded liabilities of $276 million and $290 million, respectively. Of the $276 million recorded as of June 30, 2018, $235 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements.

20.	Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of June 30, 2018, reserves for environmental liabilities totaled $43 million, of which $14 million was recorded within other current liabilities and $29 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities totaled $51 million at September 30, 2017, of which $10 million was recorded within other current liabilities and $41 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At June 30, 2018 and September 30, 2017, the Company recorded conditional asset retirement obligations of $48 million and $61 million, respectively.

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

As of June 30, 2018, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $180 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $557 million, of which $54 million was recorded in other current liabilities and $503 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $377 million, of which $41 million was recorded in other current assets, and $336 million was recorded in other noncurrent assets. Assets included $10 million of cash and $274 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at June 30, 2018 was $93 million. As of September 30, 2017, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $181 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $573 million, of which $48 million was recorded in other current liabilities and $525 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $392 million, of which $53 million was recorded in other current assets, and $339 million was recorded in other noncurrent assets. Assets included $22 million of cash and $269 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2017 was $101 million.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, property and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At June 30, 2018 and September 30, 2017, the insurable liabilities totaled $444 million and $445 million, respectively, of which $80 million and $122 million was recorded within other current liabilities, $25 million and $22 million was recorded within accrued compensation and benefits, and $339 million and $301 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at June 30, 2018 was $21 million, of which $6 million was recorded within other current assets and $15 million was recorded within other noncurrent assets. The amount of such receivables recorded at September 30, 2017 was $46 million, of which $31 million was recorded within other current assets and $15 million was recorded within other noncurrent assets. The Company maintains captive insurance companies to manage certain of its insurable liabilities.

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

Aqueous Film-Forming Foam ("AFFF") Litigation

Two of our subsidiaries, Chemguard, Inc. ("Chemguard") and Tyco Fire Products L.P. ("Tyco Fire Products"), have been named, along with other defendant manufacturers, in a number of class action lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the "DOD") and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products manufactured by defendants contain or break down into the chemicals perfluorooctane sulfonate ("PFOS") and perfluorooctanoic acid ("PFOA") and that the use of these products by others at various airbases and airports resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports and airbases. PFOA and PFOS are being studied by the United States Environmental Protection Agency (EPA) and other environmental and health agencies and researchers. The EPA has not issued regulatory limits, however; while those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

Plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values, and also seek punitive damages and injunctive relief to address remediation of the alleged contamination. As of August 2, 2018, the Company is named in 16 putative class actions in federal courts in six states as set forth below:
    Colorado

•	District of Colorado - Bell et al. v. The 3M Company et al., filed September 18, 2016.

•	District of Colorado - Bell et al. v. The 3M Company et al., filed September 18, 2016.

•	District of Colorado - Davis et al. v. The 3M Company et al., filed September 22, 2016.

The above cases have been consolidated in the U.S. District Court for the District of Colorado, and a hearing on the plaintiffs’ motion for class certification is expected in 2018 with a trial date schedule for April 2019.
Delaware

•	District of Delaware - Anderson v. The 3M Company et al., filed June 12, 2018 in the United States District Court District of Delaware.

Massachusetts

•	District of Massachusetts - Civitarese et al. v. The 3M Company et al., filed April 18, 2018 in the United States District Court of Massachusetts.

Washington

•	Eastern District of Washington - Ackerman et al. v. The 3M Company et al., filed April 5, 2018 in the United States District Court, Eastern District of Washington.

New York

•	Eastern District of New York - Green et al. v. The 3M Company et al., filed March 27, 2017 in Supreme Court of the State of New York, Suffolk County, prior to removal to federal court.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

In June 2018, the State of New York filed a lawsuit in New York state court (State of New York v. 3M Co., No. 904029-18 (N.Y. Sup. Ct., Albany County) against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at locations across New York, including Stewart Air National Guard Base in Newburgh and Gabreski Air National Guard Base in Southampton, Plattsburgh Air Force Base in Plattsburgh, Griffiss Air Force Base in Rome, and unspecified “other” sites throughout the State. The lawsuit seeks to recover costs and natural resource damages associated with contamination at these sites.

In addition, as of August 2, 2018, there were a total of 51 individual or “mass” actions filed in state court in Colorado (41 cases), New York (1 case) and Pennsylvania (9 cases) against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve approximately 7,000 plaintiffs in Colorado, 26 plaintiffs in New York and 13 plaintiffs in Pennsylvania. The Company is also on notice of approximately 622 other possible individual product liability claims and 3 possible municipal claims by filings made in Pennsylvania state court, but complaints have not been filed in those matters, and, under Pennsylvania’s procedural rules, they may or may not result in lawsuits.

Chemguard and Tyco Fire Products are also defendants in three municipal cases pending in the U.S. District Court for the District of Massachusetts: Town of Barnstable v. the 3M. Co., et al, (filed Nov. 21, 2016), County of Barnstable v. the 3M. Co., et al, (filed January 9, 2017) and City of Westfield v. the 3M Co., et al., (filed on February 24, 2018), as well as two municipal cases pending in the Eastern District of New York: Suffolk County Water Auth. v. 3M Co. (filed November 30, 2017) and Hampton Bays Water Dist. v. 3M Co. (filed Feb. 21, 2018), and one municipal case pending in the Northern District of Florida: Emerald Coast Utilities Auth. v. 3M Co. (filed June 22, 2018). These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property. The defendants have filed motions to dismiss in County of Barnstable and City of Westfield.
In May 2018, the Company was also notified by the Widefield Water and Sanitation District in Colorado Springs, Colorado that it may assert claims regarding its remediation costs in connection with PFOS and PFOA contamination allegedly resulting from the use of those products at the Peterson Air Force Base. In addition, three water districts in Pennsylvania, Horsham Water and Sewer Authority, Warminster Municipal Authority, and Warrington Township have filed praecipes for summons against Chemguard and Tyco Fire Products and other AFFF manufacturers relating to alleged PFOS and PFOA contamination. These praecipes are not active suits, but have the effect of tolling the statute of limitations.

Other AFFF Matters

Tyco Fire Products, in coordination with the Wisconsin Department of Natural Resources (WDNR) and the Wisconsin Department of Health Services (DHS), has been conducting an environmental assessment of its Fire Technology Center (FTC) located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin. In connection with the assessment, PFOS and PFOA have been detected at the FTC and in groundwater and surface water outside of the boundaries of the FTC. Tyco Fire Products continues to investigate the extent of potential migration of these compounds and is working closely with WDNR and DHS to develop interim measures to remove these compounds from certain areas where they have been detected.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

21.	Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates. Such transactions consist of facility management services, the sale or purchase of goods and other arrangements.

The net sales to and purchases from related parties included in the consolidated statements of income were $256 million and $45 million, respectively, for the three months ended June 30, 2018; and $251 million and $64 million, respectively, for the three months ended June 30, 2017. The net sales to and purchases from related parties included in the consolidated statements of income were $720 million and $137 million, respectively, for the nine months ended June 30, 2018; and $705 million and $165 million, respectively, for the nine months ended June 30, 2017.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position (in millions):

	June 30, 2018	September 30, 2017

Receivable from related parties	$109	$108
Payable to related parties	51	50

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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco International plc ("Tyco"), the spin-off of Adient, changes in tax laws (including but not limited to the recently enacted Tax Cuts and Jobs Act), regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, cancellation of or changes to commercial arrangements, and with respect to the recently announced review of strategic alternatives for the Power Solutions business which review is expected to conclude by the release of our fiscal 2018 fourth quarter earnings, uncertainties as to the structure and timing of any transaction and whether it will be completed, the possibility that closing conditions for a transaction may not be satisfied or waived, the impact of the strategic review and any transaction on Johnson Controls and the Power Solutions business on a standalone basis if a transaction is completed, and whether the strategic benefits of any transaction can be achieved. A detailed discussion of risks related to Johnson Controls' business is included in Item 1A of Part I of the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2017 filed with the United States Securities and Exchange Commission ("SEC") on November 21, 2017 and available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in Item 1A of Part II of Forms 10-Q for the quarterly periods ending December 31, 2017 and March 31, 2018 filed with the SEC on February 2, 2018 and May 3, 2018, respectively. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2017 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on November 21, 2017. References in the following discussion and analysis to "Three Months"(or similar language) refer to the three months ended June 30, 2018 compared to the three months ended June 30, 2017, while "Year-to-Date" refers to the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Net sales	$8,120	$7,683	6%	$23,030	$22,036	5%

The increase in consolidated net sales for the three months ended June 30, 2018 was due to higher sales in the Building Technologies & Solutions business ($284 million) and the Power Solutions business ($192 million), and the favorable impact of foreign currency translation ($139 million), partially offset by lower sales due to business divestitures ($178 million). The increased sales in the Building Technologies & Solutions business, net of divestitures, primarily related to higher volumes across all segments. Increased sales in the Power Solutions business primarily resulted from higher volumes and favorable price and product mix. Excluding the impact of foreign currency translation, impact of lead costs on pricing and business divestitures, consolidated net sales increased 6% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the nine months ended June 30, 2018 was due to the favorable impact of foreign currency translation ($622 million) and higher sales in the Building Technologies & Solutions business ($558 million) and the Power Solutions business ($380 million), partially offset by lower sales due to business divestitures ($566 million). The increased sales in the Building Technologies & Solutions business, net of divestitures, primarily related to higher volumes across all segments. Increased sales in the Power Solutions business primarily resulted from the impact of higher lead costs on pricing. Excluding the impact of foreign currency translation, impact of lead costs on pricing and business divestitures, consolidated net sales increased 3% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Cost of sales	$5,648	$5,252	8%	$16,169	$15,210	6%
Gross profit	2,472	2,431	2%	6,861	6,826	1%
% of sales	30.4%	31.6%		29.8%	31.0%

Cost of sales for the three month period ended June 30, 2018 increased as compared to the three month period ended June 30, 2017, and gross profit as a percentage of sales decreased by 120 basis points. Gross profit in the Building Technologies & Solutions business increased due to higher volumes and favorable mix in the Global Products and Building Solutions North America segments, partially offset by business divestitures and prior year nonrecurring purchase accounting adjustments ($14 million). Gross profit in the Power Solutions business was impacted by higher operating costs primarily driven by efforts to satisfy customer demand, partially offset by higher volumes. Foreign currency translation had an unfavorable impact on cost of sales of approximately $100 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Cost of sales for the nine month period ended June 30, 2018 increased as compared to the nine month period ended June 30, 2017, and gross profit as a percentage of sales decreased by 120 basis points. Gross profit in the Building Technologies & Solutions business increased due to prior year nonrecurring purchase accounting adjustments ($68 million), and higher volumes and favorable mix in the Global Products and Building Solutions North America segments, partially offset by business divestitures and higher operating costs. Gross profit in the Power Solutions business was impacted by higher operating costs primarily driven by efforts to satisfy customer demand, partially offset by favorable pricing and product mix. Foreign currency translation had an unfavorable impact on cost of sales of approximately $457 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Selling, general and administrative expenses	$1,527	$1,609	-5%	$4,532	$4,905	-8%
% of sales	18.8%	20.9%		19.7%	22.3%

Selling, general and administrative expenses ("SG&A") for the three month period ended June 30, 2018 decreased 5% as compared to the three month period ended June 30, 2017. The decrease in SG&A was primarily due to productivity savings and costs synergies, business divestitures and net mark-to-market adjustments on pension plans which had a prior year unfavorable impact on SG&A of $42 million primarily due to a decrease in discount rates. Foreign currency translation had an unfavorable impact on SG&A of $24 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

SG&A for the nine month period ended June 30, 2018 decreased 8% as compared to the nine month period ended June 30, 2017. The decrease in SG&A was primarily due to productivity savings and costs synergies, business divestitures and a gain on sale of Scott Safety in the Building Technologies & Solutions Global Products segment ($114 million), partially offset by net mark-to-market adjustments on pension plans which had a prior year favorable impact on SG&A of $78 million primarily due to an increase in discount rates. Foreign currency translation had an unfavorable impact on SG&A of $95 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Restructuring and impairment costs	$—	$49	*	$158	$226	-30%

* Measure not meaningful

Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Net financing charges	$101	$124	-19%	$332	$376	-12%

Refer to Note 11, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Equity income	$66	$69	-4%	$170	$177	-4%

The decrease in equity income for the three and nine months ended June 30, 2018 was primarily due to lower income at partially-owned affiliates in the Power Solutions business, partially offset by higher income at partially-owned affiliates in the Building Technologies & Solutions business. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Income tax provision	$106	$89	19%	$451	$570	-21%
Effective tax rate	12%	12%		22%	38%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended June 30, 2018 and 2017, the Company's effective tax rate was consistent with the statutory tax rate of 12.5%. For the nine months ended June 30, 2018, the Company's effective tax rate was 22% and was higher than the statutory tax rate of 12.5% primarily due to the discrete net impacts of U.S. Tax Reform, final income tax effects of the completed divestiture of the Scott Safety business and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives and tax audit closures. For the nine months ended June 30, 2017, the Company's effective tax rate was 38% and was higher than the statutory tax rate of 12.5% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business, the income tax effects of pension mark-to-market gains and tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction and integration costs, purchase accounting adjustments, a tax benefit due to changes in entity tax status and the benefits of continuing global tax planning initiatives. The effective tax rate for the nine months ended June 30, 2018 decreased as compared to the nine months ended June 30, 2017, primarily due to the discrete tax items described below and tax planning initiatives. The global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner.

In the third quarter of fiscal 2018, the Company recorded $51 million of transaction and integration costs. These costs generated a $6 million tax benefit which reflects the Company’s current tax position in these jurisdictions.

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

In the first quarter of fiscal 2018, the Company recorded $50 million of transaction and integration costs. These costs generated a $7 million tax benefit which reflects the Company’s current tax position in these jurisdictions.

In the first quarter of fiscal 2018, the Company recorded $158 million of significant restructuring and impairment costs. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $24 million tax benefit, which reflects the Company’s current tax position in these jurisdictions.

In the third quarter of fiscal 2017, the Company recorded $70 million of transaction and integration costs which generated an $11 million tax benefit.

In the third quarter of fiscal 2017, the Company recorded pension mark-to-market losses of $45 million which generated an $18 million tax benefit.

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

In the second quarter of fiscal 2017, the Company recorded $99 million of significant restructuring and impairment costs. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $20 million tax benefit, which reflects the Company’s current tax position in these jurisdictions.

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

In the first quarter of fiscal 2017, the Company recorded $78 million of significant restructuring and impairment costs. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $14 million tax benefit, which reflects the Company’s current tax position in these jurisdictions.

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

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Income from continuing operations attributable to noncontrolling interests	$81	$74	9%	$167	$147	14%
Income from discontinued operations attributable to noncontrolling interests	—	—	*	—	9	*

* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for the three and nine months ended June 30, 2018 was primarily due to higher net income related to the Johnson Controls - Hitachi joint venture in the Building Technologies & Solutions business and higher net income at a Power Solutions partially-owned affiliate.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Net income attributable to Johnson Controls	$723	$555	30%	$1,391	$736	89%

The increase in net income attributable to Johnson Controls for the three months ended June 30, 2018 was primarily due to lower SG&A, lower restructuring and impairment costs, lower net financing charges and higher gross profit. The increase in net income attributable to Johnson Controls for the nine months ended June 30, 2018 was primarily due to higher gross profit, lower SG&A, income tax provision due to higher discrete period net tax charges in the prior year and lower net financing charges. Diluted earnings per share attributable to Johnson Controls for the three months ended June 30, 2018 was $0.78 compared to $0.59 for the three months ended June 30, 2017. Diluted earnings per share attributable to Johnson Controls for the nine months ended June 30, 2018 was $1.49 compared to $0.78 for the nine months ended June 30, 2017.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Comprehensive income attributable to Johnson Controls	$169	$813	-79%	$1,056	$579	82%

The decrease in comprehensive income attributable to Johnson Controls for the three months ended June 30, 2018 was primarily due to a decrease in other comprehensive income attributable to Johnson Controls ($812 million) resulting primarily from unfavorable foreign currency translation adjustments, partially offset by higher net income attributable to Johnson Controls ($168 million). These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound and euro currencies against the U.S. dollar.

The increase in comprehensive income attributable to Johnson Controls for the nine months ended June 30, 2018 was primarily due to higher net income attributable to Johnson Controls ($655 million), partially offset by an increase in other comprehensive loss attributable to Johnson Controls ($178 million) resulting primarily from unfavorable foreign currency translation adjustments. These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound and euro currencies against the U.S. dollar.

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

Building Technologies & Solutions - Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Building Solutions North America	$2,246	$2,142	5%	$6,355	$6,181	3%
Building Solutions EMEA/LA	926	896	3%	2,748	2,669	3%
Building Solutions Asia Pacific	681	630	8%	1,864	1,767	5%
Global Products	2,429	2,406	1%	6,250	6,214	1%
	$6,282	$6,074	3%	$17,217	$16,831	2%

Three Months:

•
The increase in Building Solutions North America was due to higher volumes ($103 million) and the favorable impact of foreign currency translation ($8 million), partially offset by the impact of prior year nonrecurring purchase accounting adjustments ($7 million). The increase in volumes was primarily attributable to higher HVAC, controls, fire and security sales.

•
The increase in Building Solutions EMEA/LA was due to the favorable impact of foreign currency translation ($33 million) and higher volumes ($4 million), partially offset by the impact of prior year nonrecurring purchase accounting adjustments ($7 million).

•
The increase in Building Solutions Asia Pacific was due to higher volumes ($28 million) and the favorable impact of foreign currency translation ($26 million), partially offset by lower volumes related to a business divestiture ($3 million). The increase in volumes was primarily attributable to higher service sales.

•
The increase in Global Products was due to higher volumes ($163 million) and the favorable impact of foreign currency translation ($35 million), partially offset by lower volumes related to business divestitures ($175 million). The increase in volumes was primarily attributable to higher building management, HVAC and refrigeration equipment, and specialty products sales.

Year-to-Date:

•
The increase in Building Solutions North America was due to higher volumes ($176 million) and the favorable impact of foreign currency translation ($28 million), partially offset by the impact of prior year nonrecurring purchase accounting adjustments ($30 million). The increase in volumes was primarily attributable to higher HVAC, controls, fire and security sales.

•
The increase in Building Solutions EMEA/LA was due to the favorable impact of foreign currency translation ($161 million) and higher volumes ($9 million), partially offset by lower volumes related to a business divestiture ($80 million) and the impact of prior year nonrecurring purchase accounting adjustments ($11 million).

•
The increase in Building Solutions Asia Pacific was due to the favorable impact of foreign currency translation ($75 million), higher volumes ($33 million) and the impact of prior year nonrecurring purchase accounting adjustments ($1 million), partially offset by lower volumes related to a business divestiture ($12 million). The increase in volumes was primarily attributable to higher service sales.

•
The increase in Global Products was due to higher volumes ($374 million), the favorable impact of foreign currency translation ($130 million) and the impact of prior year nonrecurring purchase accounting adjustments ($6 million), partially offset by lower volumes related to business divestitures ($474 million). The increase in volumes was primarily attributable to higher building management, HVAC and refrigeration equipment, and specialty products sales.

Building Technologies & Solutions - Segment EBITA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Building Solutions North America	$314	$290	8%	$780	$741	5%
Building Solutions EMEA/LA	96	100	-4%	242	238	2%
Building Solutions Asia Pacific	97	85	14%	242	215	13%
Global Products	435	437	—%	949	806	18%
	$942	$912	3%	$2,213	$2,000	11%

Three Months:

•
The increase in Building Solutions North America was due to favorable volumes / mix ($33 million), prior year integration costs ($10 million), lower selling, general and administrative expenses ($2 million), prior year transaction costs ($2 million) and the favorable impact of foreign currency translation ($1 million), partially offset by prior year nonrecurring purchase accounting adjustments ($12 million), incremental investments ($8 million) and current year integration costs ($4 million).

•
The decrease in Building Solutions EMEA/LA was due to prior year nonrecurring purchase accounting adjustments ($11 million), incremental investments ($5 million) and current year integration costs ($2 million), partially offset by lower selling, general and administrative expenses ($8 million), and favorable volumes / mix ($6 million).

•
The increase in Building Solutions Asia Pacific was due to lower selling, general and administrative expenses ($9 million), higher volumes / mix ($5 million) and the favorable impact of foreign currency translation ($1 million), partially offset by incremental investments ($2 million) and prior year nonrecurring purchase accounting adjustments ($1 million).

•
The decrease in Global Products was due to lower income due to business divestitures ($47 million), higher selling, general and administrative expenses and operating costs including planned incremental global product and channel investments ($44 million), and current year integration costs ($6 million), partially offset by favorable volumes / mix ($69 million), higher equity income ($10 million), the favorable impact of foreign currency translation ($8 million), prior year transaction costs ($4 million) and prior year integration costs ($4 million).

Year-to-Date:

•
The increase in Building Solutions North America was due to favorable volumes / mix ($49 million), prior year integration costs ($24 million), prior year transaction costs ($13 million), lower selling, general and administrative expenses ($5 million), lower operating costs ($3 million) and the favorable impact of foreign currency translation ($2 million), partially offset by prior year nonrecurring purchase accounting adjustments ($23 million), current year integration costs ($18 million) and incremental investments ($16 million).

•
The increase in Building Solutions EMEA/LA was due to the favorable impact of foreign currency translation ($13 million), favorable volumes / mix ($10 million), lower selling, general and administrative expenses ($8 million), prior year transaction costs ($5 million) and prior year integration costs ($4 million), partially offset by prior year nonrecurring purchase accounting adjustments ($14 million), incremental investments ($8 million), current year integration costs ($5 million), higher operating costs ($5 million), lower income due to a business divestiture ($2 million) and lower equity income ($2 million).

•
The increase in Building Solutions Asia Pacific was due to higher volumes / mix ($13 million), lower selling, general and administrative expenses ($11 million), prior year nonrecurring purchase accounting adjustments ($3 million), prior year integration costs ($3 million), the favorable impact of foreign currency translation ($3 million) and prior year transaction costs ($2 million), partially offset by unfavorable pricing ($4 million) and incremental investments ($4 million).

•
The increase in Global Products was due to favorable volumes / mix ($136 million), a gain on sale of Scott Safety ($114 million), prior year nonrecurring purchase accounting adjustments ($71 million), the favorable impact of foreign currency translation ($23 million), higher equity income ($21 million), prior year integration costs ($13 million) and prior year transaction costs ($13 million). These items were partially offset by lower income due to business divestitures ($121 million), higher selling, general and administrative expenses and operating expenses including planned incremental global product and channel investments partially offset by productivity savings and an insignificant gain on a business divestiture ($106 million), and current year integration costs ($21 million).

Power Solutions

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change

Net sales	$1,838	$1,609	14%	$5,813	$5,205	12%
Segment EBITA	310	304	2%	1,008	996	1%

Three Months:

•
Net sales increased due to the favorable impact of higher volumes ($121 million), favorable pricing and product mix ($40 million), foreign currency translation ($37 million) and the impact of higher lead costs on pricing ($31 million). The increase in volumes was driven by changes in customer demand patterns in Europe, growth in China and an increase in start-stop battery volumes. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA increased due to higher volumes ($35 million), lower selling, general and administrative expenses due to lower employee related expenses and cost reduction initiatives ($27 million), and the favorable impact of foreign currency translation ($5 million), partially offset by higher operating costs primarily driven by efforts to satisfy customer demand including higher transportation costs ($40 million), lower equity income ($12 million) and incremental investments ($9 million).

Year-to-Date:

•
Net sales increased due to the impact of higher lead costs on pricing ($230 million), the favorable impact of foreign currency translation ($228 million), favorable pricing and product mix ($119 million), and higher volumes ($31 million). The increase in volumes was driven by growth in China and an increase in start-stop battery volumes, partially offset by changes in customer demand patterns in North America. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA increased due to lower selling, general and administrative expenses from productivity savings and a gain on a business deconsolidation ($56 million), favorable pricing and product mix ($48 million), the favorable impact of foreign currency translation ($29 million), higher volumes ($5 million) and prior year transaction costs ($1 million), partially offset by higher operating costs primarily driven by efforts to satisfy customer demand including higher transportation costs ($72 million), lower equity income ($28 million) and incremental investments ($27 million).

Backlog

The Company's backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At June 30, 2018, the backlog was $8.8 billion. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned during the fiscal year.

Liquidity and Capital Resources

Working Capital

	June 30,	September 30,
(in millions)	2018	2017	Change

Current assets	$12,465	$12,292
Current liabilities	(11,301)	(11,854)
	1,164	438	*

Less: Cash	(283)	(321)
Add: Short-term debt	1,559	1,214
Add: Current portion of long-term debt	24	394
Less: Assets held for sale	(12)	(189)
Add: Liabilities held for sale	—	72
Working capital (as defined)	$2,452	$1,608	52%

Accounts receivable - net	$6,895	$6,666	3%
Inventories	3,509	3,209	9%
Accounts payable	4,410	4,271	3%

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

•
The increase in working capital at June 30, 2018 as compared to September 30, 2017, was primarily due to an increase in inventory to meet anticipated customer demand and a decrease in other current liabilities.

•
The Company’s days sales in accounts receivable at June 30, 2018 were 63 days, lower than 65 days at September 30, 2017. There has been no significant adverse changes in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended June 30, 2018 were lower than the comparable period ended September 30, 2017, primarily due to changes in inventory production levels.

•	Days in accounts payable at June 30, 2018 were 72 days, slightly lower than 73 days at the comparable period ended September 30, 2017.

Cash Flows

	Nine Months Ended June 30,
(in millions)	2018	2017

Cash provided (used) by operating activities	$1,261	$(1,303)
Cash provided (used) by investing activities	1,304	(832)
Cash provided (used) by financing activities	(2,528)	1,897
Capital expenditures	(782)	(996)

•
The increase in cash provided by operating activities for the nine months ended June 30, 2018 was primarily due to favorable movements in working capital balances, higher prior year income tax payments related to the Adient spin-off ($1.2 billion in the first quarter of fiscal 2017), and prior year operating cash outflows in the Automotive Experience business before the Adient spin-off, change in control pension payments and transaction/integration related payments.

•
The increase in cash provided by investing activities for the nine months ended June 30, 2018 was primarily due to net cash proceeds received from the Scott Safety business divestiture in the current year and a decrease in capital expenditures.

•
The increase in cash used by financing activities for the nine months ended June 30, 2018 was primarily due to the prior year net dividend proceeds from the Adient spin-off, higher current year repayments of long-term debt and a decrease in debt borrowings, partially offset by cash transferred in the prior year to Adient related to the spin-off.

•
The decrease in capital expenditures for the nine months ended June 30, 2018 primarily relates to lower capital investments in the current year in the Building Technologies & Solutions business and prior year capital investments in the Automotive Experience business before the Adient spin-off.

Capitalization

	June 30,	September 30,
(in millions)	2018	2017	Change

Short-term debt	$1,559	$1,214
Current portion of long-term debt	24	394
Long-term debt	10,373	11,964
Total debt	11,956	13,572	-12%
Less: cash and cash equivalents	283	321
Total net debt	11,673	13,251	-12%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	20,773	20,447	2%
Total capitalization	$32,446	$33,698	-4%

Total net debt as a % of total capitalization	36.0%	39.3%

•
Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
The Company believes its capital resources and liquidity position at June 30, 2018 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2018 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and Tyco

International Holding S.à.r.l ("TSarl") are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.25 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facility as of June 30, 2018 and September 30, 2017. The Company also selectively makes use of short-term credit lines other than its revolving credit facilities at the Company and TSarl. The Company estimates that, as of June 30, 2018, it could borrow up to $1.6 billion based on average borrowing levels during the quarter on committed credit lines. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company’s debt financial covenant in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of June 30, 2018, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

•
The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2018, the Company believes the long-term rate of return will approximate 7.50%, 5.35% and 5.65% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first nine months of fiscal 2018, the Company made approximately $54 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2018. The Company expects to contribute $5 million in cash to its postretirement plans in fiscal 2018.

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

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2018 and recorded $158 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $150 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2020. For fiscal 2018, the savings, net of execution costs, are expected to be approximately 45% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $106 million at June 30, 2018 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $367 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs by approximately $280 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2019. For fiscal 2018, the savings, net of execution costs, are expected to be approximately 85% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2018. The restructuring plan reserve balance of $92 million at June 30, 2018 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $288 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs by approximately $135 million, which is primarily the result of lower cost of sales and selling, general and administrative expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2019. For fiscal 2018, the savings, net of execution costs, are expected to be approximately 75% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2018. The restructuring plan reserve balance of $74 million at June 30, 2018 is expected to be paid in cash.

•	Refer to Note 11, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on items impacting capitalization.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Laufer v. Johnson Controls, Inc., et al.

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, Inc., the individual members of its board of directors, the Company and the Company's merger subsidiary as defendants. The complaint alleged that Johnson Controls Inc.'s directors breached their fiduciary duties in connection with the merger between Johnson Controls Inc. and the Company's merger subsidiary by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in the joint proxy statement/prospectus relating to the merger. The complaint further alleged that the Company aided and abetted Johnson Controls Inc.'s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger. On August 8, 2016, the plaintiffs agreed to settle the action and release all claims that were or could have been brought by plaintiffs or any member of the putative class of Johnson Controls Inc.'s shareholders. The settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement. On November 10, 2016, the parties filed a joint status report notifying the court they had reached such agreement. On November 22, 2016, the court ordered that a proposed stipulation of settlement be filed by March 15, 2017 and scheduled a status hearing for April 20, 2017. On March 10, 2017, the parties filed a joint letter requesting that the filing and hearing be adjourned and that the parties be allowed an additional 90 days to update the court in light of the Gumm v. Molinaroli action proceeding in federal court, discussed below. The status hearing has subsequently been rescheduled for August 2018. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement. In either event, or certain other circumstances, the settlement could be terminated.

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

Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

The description of certain risk factors described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 was supplemented in Item 1A of Part II of Forms 10-Q for the quarterly periods ending December 31, 2017 filed with the SEC on February 2, 2018 and March 31, 2018 filed with the SEC on May 3, 2018. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report, the First Quarter Form 10-Q or the Second Quarter Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. In December 2017, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and nine months ended June 30, 2018, the Company repurchased approximately $56 million and $255 million of its shares, respectively. As of June 30, 2018, approximately $1.1 billion remains available under the share repurchase program.

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

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced repurchase program and purchases of the Company’s ordinary shares by counterparties under equity swap agreements during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/18 - 4/30/18
Purchases by Company	486,500	$34.19	486,500	$1,133,352,334
5/1/18 - 5/31/18
Purchases by Company	628,000	35.68	628,000	1,110,943,327
6/1/18 - 6/30/18
Purchases by Company	500,000	34.47	500,000	1,093,707,645
4/1/18 - 4/30/18
Purchases by affiliated purchaser	—	—	—	NA
5/1/18 - 5/31/18
Purchases by affiliated purchaser	—	—	—	NA
6/1/18 - 6/30/18
Purchases by affiliated purchaser	—	—	—	NA

During the three months ended June 30, 2018, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 66 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: August 2, 2018	By:	/s/ Brian J. Stief
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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.