Form 10-K
period 2018-09-30
Johnson Controls International plc
filed 2018-11-20
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2018
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
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐

Emerging growth company	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2018, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $32.6 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2018, 924,058,960 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 6, 2019 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2018

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco International plc ("Tyco"), the spin-off of Adient, changes in tax laws (including but not limited to the Tax Cuts and Jobs Act enacted in December 2017), regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, cancellation of or changes to commercial arrangements, and with respect to the divestiture of the Power Solutions business, the expected financial impact and timing of the Power Solutions divestiture, whether and when the required regulatory approvals for the Power Solutions disposal will be obtained, the possibility that closing conditions for the Power Solutions divestiture may not be satisfied or waived, and whether the strategic benefits of the Power Solutions transaction can be achieved. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The acquisition of Tyco brings together best-in-class product, technology and service capabilities across controls, fire, security, HVAC and power solutions, to serve various end-markets including large institutions, commercial buildings, retail, industrial, small business and residential.  The combination of the Tyco and Johnson Controls buildings platforms creates opportunities for near-term growth through cross-selling, complementary branch and channel networks, and expanded global reach for established businesses. The new Company benefits by combining innovation capabilities and pipelines involving new products, advanced solutions for smart buildings and cities, value-added services driven by advanced data and analytics.

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

The Building Technologies & Solutions ("Buildings") business is a global market leader in engineering, developing, manufacturing and installing building products and systems around the world, including HVAC equipment, HVAC controls, energy-management systems, security systems, fire detection systems and fire suppression solutions. The Buildings business further serves customers by providing technical services (in the HVAC, security and fire-protection space), energy-management consulting and data-driven solutions via its data-enabled business. Finally, the Company has a strong presence in the North American residential air conditioning and heating systems market and is a global market leader in industrial refrigeration products.

The Power Solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. The Company serves both automotive original equipment manufacturers ("OEMs") and the general vehicle battery aftermarket. The Company also supplies advanced battery technologies to power start-stop, hybrid and electric vehicles.

On November 13, 2018, the Company entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with BCP Acquisitions LLC (“Purchaser”). The Purchaser is a newly-formed entity controlled by investment funds managed by Brookfield Capital Partners LLC. Pursuant to the Purchase Agreement, on the terms and subject to the conditions therein, the Company has agreed to sell, and Purchaser has agreed to acquire, the Company’s Power Solutions business for a purchase price of $13.2 billion. Net cash proceeds are expected to be $11.4 billion after tax and transaction-related expenses. The transaction is expected to close by June 30, 2019, subject to customary closing conditions and required regulatory approvals. The operating results of the Power Solutions business will be reported as a discontinued operation beginning in the first quarter of fiscal 2019.

Products/Systems and Services

Building Technologies & Solutions

Building Technologies & Solutions sells its integrated control systems, security systems, fire-detection systems, equipment and services primarily through the Company’s extensive global network of sales and service offices, with operations in approximately 70 countries. Significant sales are also generated through global third-party channels, such as distributors of air-conditioning, security, fire-detection and commercial HVAC systems. The Company’s large base of current customers leads to significant repeat business for the retrofit and replacement markets. In addition, the new commercial construction market is also important. Trusted Buildings brands, such as YORK®, Hitachi Air Conditioning, Metasys®, Ansul, Ruskin®, Titus®, Frick®, PENN®, Sabroe®, Simplex® and Grinnell® give the Company the most diverse portfolio in the building technology industry.

In fiscal 2018, approximately 26% of its sales originated from its service offerings. In fiscal 2018, Building Technologies & Solutions accounted for 75% of the Company’s consolidated net sales.

Power Solutions

Power Solutions services both automotive OEMs and the battery aftermarket by providing advanced battery technology, coupled with systems engineering, marketing and service expertise. The Company is the largest producer of lead-acid automotive batteries in the world, producing and distributing approximately 154 million lead-acid batteries annually in approximately 70 wholly- and majority-owned manufacturing or assembly plants, distribution centers and sales offices in approximately 20 countries worldwide. Investments in new product and process technology have expanded product offerings to absorbent glass mat ("AGM") and enhanced flooded battery ("EFB") technologies that power start-stop vehicles, as well as lithium-ion battery technology for certain hybrid and electric vehicles. The business has also invested to develop sustainable lead and poly recycling operations in the North American and European markets. Approximately 75% of unit sales worldwide in fiscal 2018 were to the automotive replacement market, with the remaining sales to the OEM market.

Power Solutions accounted for 25% of the Company’s fiscal 2018 consolidated net sales. Batteries and key components are manufactured at wholly- and majority-owned plants in North America, South America, Asia and Europe.

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

Power Solutions

Power Solutions is the principal supplier of batteries to many of the largest merchants in the battery aftermarket, including Advance Auto Parts, AutoZone, Robert Bosch GmbH, DAISA S.A., Costco, O’Reilly/CSK, Interstate Battery System of America and Wal-Mart stores. Automotive batteries are sold throughout the world under private labels and under the Company’s brand names (Optima®, Varta®, LTH® and Heliar®) to automotive replacement battery retailers and distributors and to automobile manufacturers as original equipment. The Power Solutions business competes with a number of major U.S. and non-U.S. manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. The Power Solutions business primarily competes in the battery market with Exide Technologies, GS Yuasa Corporation, Camel Group Company Limited, East Penn Manufacturing Company and Banner Batteries GB Limited. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty.

Backlog

The Company’s backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At September 30, 2018, the backlog was $8.7 billion, of which $8.4 billion is attributable to the field business. The majority of backlog relates to fiscal 2019. At September 30, 2017, the backlog was $8.5 billion, of which $8.2 billion is attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

Raw Materials

Raw materials used by the businesses in connection with their operations, including lead, steel, tin, aluminum, urethane chemicals, brass, copper, sulfuric acid, polypropylene and certain flurochemicals used in our fire suppression agents, were readily available during fiscal 2018, and the Company expects such availability to continue. In fiscal 2019, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

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

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2018 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year.

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

Employees

As of September 30, 2018, the Company employed approximately 122,000 people worldwide, of which approximately 48,000 were employed in the United States and approximately 74,000 were outside the United States. Approximately 31,000 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

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

Much of the demand for installation of HVAC, security products, and fire detection and suppression solutions is driven by commercial and residential construction and industrial facility expansion and maintenance projects. Commercial and residential construction projects are heavily dependent on general economic conditions, localized demand for commercial and residential real estate and availability of credit. Commercial and residential real estate markets are prone to significant fluctuations in supply and demand. In addition, most commercial and residential real estate developers rely heavily on project financing in order to initiate and complete projects. Declines in real estate values could lead to significant reductions in the availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors could in turn temper demand for new HVAC, fire detection and suppression and security installations.

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

Our financial performance in the Power Solutions business depends, in part, on conditions in the automotive industry. Sales to OEMs accounted for approximately 25% of the total sales of the Power Solutions business in fiscal 2018. Declines in the North American, European and Asian automotive production levels could reduce our sales and adversely affect our results of operations. In addition, if any OEMs reach a point where they cannot fund their operations, we may incur write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond our current restructuring plans, which, if significant, would have a material adverse effect on our business and results of operations.

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
Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various non U.S. governmental agencies, including applicable export controls, anti-trust, customs, data privacy restrictions, currency exchange control and transfer pricing regulations, laws regulating the foreign ownership of assets, and laws governing certain materials that may be in our products. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. For example, some foreign data privacy regulations are more stringent than those in the U.S. and continue to evolve. In May 2018, the General Data Protection Regulation ("GDPR") superseded prior European Union data protection legislation, and it imposes more stringent European Union data protection requirements, and provides for greater penalties for noncompliance. Under the GDPR, fines of up to 20 million euro or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed. Further, existing free trade laws and regulations, such as the North American Free Trade Agreement, or any successor agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business and financial results. For example, certain of our businesses have a significant presence in the United Kingdom (the “U.K.”), where the success of the Brexit referendum in 2016 has continued to cause political and economic uncertainty. Although it is unknown what the full terms of the U.K.’s future relationship with the European Union will be, it is possible that the U.K. may be at risk of losing access to free trade agreements for goods and services with the EU and other countries, which may result in increased tariffs on U.K. imports and exports that could have an adverse effect on our profitability.
We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws around the world.

The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, we could be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of such compliance matters, or we could be subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We are subject to risks arising from regulations applicable to companies doing business with the U.S. government.

Our customers include many U.S. federal, state and local government authorities. Doing business with the U.S. government and state and local authorities subjects us to unusual risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for failure to perform under the applicable contract. We are subject to potential government investigations of business practices and compliance with government procurement and security regulations, which can be expensive and burdensome. If we were charged with wrongdoing as a result of an investigation, we could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company's results of operations. In addition, various U.S. federal and state legislative proposals have been made in the past that would deny governmental contracts to U.S. companies that have moved their corporate location abroad. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

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

Potential liability for environmental contamination could result in substantial costs.

We have projects underway at multiple current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties. These projects relate to a variety of activities, including solvent, oil, metal, lead, perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA") and other hazardous substance contamination cleanup; and structure decontamination and demolition, including asbestos abatement. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business, results of operations and cash flows.

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

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to additional changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position, and the future sale of certain businesses could potentially result in the reversal of outside basis differences that could adversely affect our results of operations and cash flows. Additionally, changes in tax laws in the U.S., Ireland or in other countries where we have significant operations could materially affect deferred tax assets and liabilities on our consolidated statements of financial position and our income tax provision in our consolidated statements of income.

We are also subject to tax audits by governmental authorities. Negative unexpected results from one or more such tax audits could adversely affect our results of operations.

Future changes in U.S. tax law could adversely affect us or our affiliates.

On December 22, 2017, the President of the United States signed into law a bill commonly referred to as the "Tax Cuts and Jobs Act" (the "TCJA"), which made significant changes to certain U.S. tax laws relevant to us and our affiliates. While the provisions of the TCJA are new, their interpretation is subject to uncertainty, and regulatory guidance on many aspects of the TCJA has not yet been issued, the TJCA is expected to have an adverse effect on the U.S. federal income taxation of our and our affiliates’ operations, including limiting or eliminating various deductions or credits (including interest expense deductions and deductions relating to employee compensation), imposing taxes on certain cross-border payments or transfers, imposing taxes on certain earnings of non-U.S. entities on a current basis, changing the timing of the recognition of income or its character, limiting asset basis under certain circumstances, and imposing additional corporate taxes under certain circumstances to combat perceived base erosion issues, among other changes.

The TCJA and any related legislation or regulations, as well as any other future changes in U.S. tax laws, could adversely affect the U.S. federal income taxation of our and our affiliates’ ongoing operations and may also adversely affect the integration efforts relating to, and potential synergies from, past strategic transactions, as described below. Any such changes and related consequences could have a material adverse impact on our financial results and cash flows. See Note 18, “Income Taxes,” of the notes to consolidated financial statements for additional information on the impact the TCJA had on our business, financial performance and results of operations.

Legal proceedings in which we are, or may be, a party may adversely affect us.

We are currently, and may in the future, become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers or customers, intellectual property matters, third party liability, including product liability claims and employment claims. We have also been named as a defendant in a number of actions where third party use of our products has allegedly resulted in contamination to groundwater and drinking water supplies. Plaintiffs in these cases are generally seeking damages for personal injuries, medical monitoring and diminution in property values, and are also seeking punitive damages and injunctive relief to address remediation of the alleged contamination. There is a possibility that such claims may have an adverse impact on our results of operations and cash flows that is greater than we anticipate and/or negatively affect our reputation. See “Item 3. Legal Proceedings” in this Annual Report on Form 10-K a further discussion of these matters.

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

We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business, including our Buildings controls business and our Fire and Security business. Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations or those of our customers. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential matter or the theft of the confidential information of our customers. To the extent that any disruptions or security breach results in a loss or damage to our or our customers' data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

We employ approximately 122,000 people worldwide. Approximately 26% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.

We are exposed to greater risks of liability for employee acts or omissions, or system failure, in our fire and security businesses than may be inherent in other businesses.

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

Any of the following could materially and adversely impact the results of operations of our Power Solutions business: loss of, or changes in, automobile battery supply contracts with our large original equipment and aftermarket customers; the increasing quality and useful life of batteries or use of alternative battery technologies, both of which may adversely impact the lead-acid battery market, including replacement cycle; delays or cancellations of new vehicle programs; market and financial consequences of any recalls that may be required on our products; delays or difficulties in new product development, including lithium-ion technology; impact of potential increases in lithium-ion battery volumes on established lead-acid battery volumes as lithium-ion battery technology grows and costs become more competitive; financial instability or market declines of our customers or suppliers; slower than projected market development in emerging markets; interruption of supply of certain single-source components; changing nature of our joint ventures and relationships with our strategic business partners; unseasonable weather conditions in various parts of the world; our ability to secure sufficient tolling capacity to recycle batteries; price and availability of battery cores used in recycling; and the pace of the development of the market for hybrid and electric vehicles.

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

Other factors may prevent us from realizing the anticipated benefits of the Merger or impact our future performance. These include, among other items, the possibility that the contingent liabilities of either party (including contingent tax liabilities) are larger than expected, the existence of unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger and possible adverse tax consequences pursuant to changes in applicable tax laws (including most recently the TCJA), regulations or other administrative guidance. In addition, we may be subject to additional restrictions resulting from Tyco’s incurrence of debt in connection with the Merger and as a result of the Company's Irish domicile.

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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, on October 31, 2016, we completed the spin-off of our Automotive Experience business and sold our Scott Safety business in October 2017. In addition, on November 13, 2018, we announced that we had entered into a definitive agreement to sell our Power Solutions business to BCP Acquisitions LLC. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. Some divestitures, like the Power Solutions divestiture, may be dilutive to earnings. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses. With respect to the Power Solutions divestiture, there can be no assurance whether and when the required regulatory approvals for the divestiture will be obtained, whether and when the closing conditions will be satisfied or waived, and whether the strategic benefits and expected financial impact of the divestiture will be achieved.

The Internal Revenue Service ("IRS") may not agree that we should be treated as a non-U.S. corporation for U.S. federal tax purposes and may not agree that the our U.S. affiliates should not be subject to certain adverse U.S. federal income tax rules.

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

However, the rules under Section 7874 are complex and there is limited guidance regarding their application. In particular, ownership for purposes of Section 7874 is subject to various adjustments under the Code and the Treasury regulations promulgated thereunder, and there is limited guidance regarding Section 7874, including with respect to the application of the ownership tests described therein. As a result, the determination of the Section 7874 ownership percentage is complex and is subject to factual and legal uncertainties. Thus, there can be no assurance that the IRS will agree with the position that we should not be treated as a U.S. corporation for U.S. federal tax purposes or that Section 7874 does not otherwise apply as a result of the Merger.

In addition, on January 13, 2017 and July 11, 2018, the U.S. Treasury and the IRS finalized certain Treasury regulations issued under Section 7874 and revised certain related temporary regulations (the "Section 7874 Regulations"), which, among other things, require certain adjustments that generally increase, for purposes of the Section 7874 ownership tests, the percentage of the stock of a foreign acquiring corporation deemed owned (within the meaning of Section 7874) by the former shareholders of an acquired U.S. corporation by reason of holding stock in such U.S. corporation. For example, these regulations disregard, for purposes of determining this ownership percentage, (1) any "non-ordinary course distributions" (within the meaning of the regulations) made by the acquired U.S. corporation (such as Johnson Controls, Inc.) during the 36 months preceding the acquisition, including certain dividends and share repurchases, (2) potentially any cash consideration received by the shareholders of such U.S. corporation in the acquisition to the extent such cash is, directly or indirectly, provided by the U.S. corporation, as well as (3) certain stock of the foreign acquiring corporation that was issued as consideration in a prior acquisition of another U.S. corporation (or U.S. partnership) during the 36 months preceding the signing date of a binding contract for the acquisition being tested. Taking into account the effect of these regulations, we believe that the Section 7874 ownership percentage of former Johnson Controls, Inc. shareholders in us was less than 60%. However, these regulations are complex and there is limited guidance regarding their application. Accordingly, there can be no assurance that the IRS will not successfully assert that either the 80% ownership test or the 60% ownership test was met after the Merger.

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

If the 60% ownership test were met, several adverse U.S. federal income tax rules could apply to our U.S. affiliates. In particular, in such case, Section 7874 could limit the ability of such U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset any taxable income or gain resulting from certain transactions, including any transfers or licenses of property to a foreign related person during the 10-year period following the Merger. The Section 7874 Regulations generally expand the scope of these rules. If the 60% ownership test were met after the Merger, such current and future limitations would apply to our U.S. affiliates (including the U.S. affiliates historically owned by Tyco), and their application could limit their ability to utilize such U.S. tax attributes against any income or gain recognized in connection with the Adient spin-off. In such case, the application of such rules could result in significant additional U.S. tax liability. In addition, the Section 7874 Regulations (and certain related temporary regulations issued under other provisions of the Code) include rules that would apply if the 60% ownership test were met, which, in such situation, may limit our ability to restructure or access cash earned by certain of our non-U.S. subsidiaries, in each case, without incurring substantial U.S. tax liabilities.

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

Other legislative and/or other proposals relating to U.S. taxation could also have a material impact on our future financial results. The recently enacted TCJA introduced significant changes to certain U.S. tax laws relevant to us and our affiliates, including limitations on the deductibility of certain interest expense and employee compensation, limitations on various other deductions and credits, the imposition of taxes in respect of certain cross-border payments or transfers, the imposition of taxes on certain earnings of non-U.S. entities on a current basis, and changes in the timing of the recognition of income or its character. These changes, any future regulatory guidance implementing the TCJA, as well as any other legislative or other proposals or changes relating to U.S. taxation (which may or may not be adopted and may apply, on a prospective or retroactive basis), could have a significant adverse effect on us and our affiliates.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off of Adient plc.

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

Our effective tax rate may increase.

There is uncertainty regarding the tax policies of the jurisdictions where we operate, which if enacted could result in an increase in our effective tax rate. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material increase in our effective tax rate.

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

For the majority of transfers of Johnson Controls ordinary shares, there is no Irish stamp duty. However, Irish stamp duty is payable for certain share transfers. A transfer of Johnson Controls ordinary shares from a seller who holds shares beneficially (i.e. through the Depository Trust Company ("DTC")) to a buyer who holds the acquired shares beneficially is not subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of Johnson Controls ordinary shares by a seller who holds shares directly (i.e. not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to Johnson Controls transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and, at the time of the transfer, there is no agreement in place for a sale of the shares.

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

The Company conducts its operations in approximately 70 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2018, these properties totaled approximately 80 million square feet of floor space of which 52 million square feet are owned and 28 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Building Solutions North America operates through a network of manufacturing facilities, sales and service offices and assembly and/or warehouse centers located in the U.S. and Canada. The business occupies approximately 6 million square feet, of which 5 million square feet are leased and 1 million square feet are owned.

Building Solutions EMEA/LA operates through a network of sales and service offices and assembly and/or warehouse centers located in Europe, the Middle East, Africa and Latin America. The business occupies approximately 4 million square feet, of which 3 million square feet are leased and 1 million square feet are owned.

Building Solutions Asia Pacific operates through a network of sales and service offices and assembly and/or warehouse centers located in the Asia Pacific region. The business occupies approximately 2 million square feet, of which the majority is leased.

Global Products operates through a network of manufacturing facilities, sales offices and assembly and/or warehouse centers located in North America, Latin America, Europe, the Middle East, Africa and Asia Pacific. The business occupies approximately 31 million square feet, of which 15 million square feet are leased and 16 million square feet are owned.

Power Solutions operates through a network of manufacturing facilities, and assembly and/or warehouse centers located in North America, South America, Europe and the Asia Pacific region. The business occupies approximately 35 million square feet, of which 33 million square feet are owned and 2 million square feet are leased.

Corporate offices operate in North America, Europe and the Asia-Pacific region, which occupy approximately 2 million square feet, of which 1 million square feet are leased and 1 million square feet are owned.

ITEM 3	LEGAL PROCEEDINGS

Laufer v. Johnson Controls, Inc., et al.

On May 20, 2016, a putative class action lawsuit, Laufer v. Johnson Controls, Inc., et al., Docket No. 2016CV003859, was filed in the Circuit Court of Wisconsin, Milwaukee County, naming Johnson Controls, Inc., the individual members of its board of directors, the Company and the Company's merger subsidiary as defendants. The complaint alleged that Johnson Controls Inc.'s directors breached their fiduciary duties in connection with the merger between Johnson Controls Inc. and the Company's merger subsidiary by, among other things, failing to take steps to maximize shareholder value, seeking to benefit themselves improperly and failing to disclose material information in the joint proxy statement/prospectus relating to the merger. The complaint further alleged that the Company aided and abetted Johnson Controls Inc.'s directors in the breach of their fiduciary duties. The complaint sought, among other things, to enjoin the merger. On August 8, 2016, the plaintiffs agreed to settle the action and release all claims that were or could have been brought by plaintiffs or any member of the putative class of Johnson Controls Inc.'s shareholders. The settlement was approved by the court on August 13, 2018.

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

Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3, "Legal Proceedings."

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 20, 2018 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 6, 2019.

John Donofrio, 56, has served as Executive Vice President and General Counsel of the Company since November 15, 2017.  He previously served as Vice President, General Counsel and Secretary of Mars, Incorporated, a global food manufacturer from October 2013 to November 2017. Before joining Mars in October 2013, Mr. Donofrio was Executive Vice President, General Counsel and Secretary for The Shaw Group Inc., a global engineering and construction company, from October 2009 until February 2013. Prior to joining Shaw, Mr. Donofrio was Senior Vice President, General Counsel and Chief Compliance Officer at Visteon Corporation, a global automotive supplier, a position he held from 2005 until October 2009. Mr. Donofrio has been a Director of FARO Technologies, Inc., a designer, developer, manufacturer and marketer of software driven, 3D measurement, imaging and realization systems, since 2008.

     William C. Jackson, 58, was elected Vice President and President, Global Products, Building Technologies and Solutions following the completion of the Merger in September 2016. Prior to the Merger he was elected a Vice President and named President, Building Efficiency of Johnson Controls, Inc. in September 2014. He previously served Johnson Controls, Inc. as Executive Vice President, Corporate Development from 2013 to 2014, as President - Automotive Electronics & Interiors from 2012 to 2014, and as Executive Vice President, Operations and Innovation, from 2011 to 2013. Prior to joining Johnson Controls, Inc., Mr. Jackson was Vice President and President of Automotive at Sears Holdings Corporation, (an integrated retailer) from 2009 to 2010. Mr. Jackson is a Director of Metaldyne Performance Group, Inc. (metal-forming technology manufacturing company), where he serves on the Compensation Committee.

Visal Leng, 48, was elected Vice President and President, Building Solutions, Asia Pacific in September 2018.  He previously served as President Asia Pacific of Baker Hughes, the world’s first and only full stream provider of integrated oilfield products, services and digital solutions, from July 2017 to September 2018.  Prior to the merger of Baker Hughes with General Electric in 2017, he held a number of roles with increasing responsibility in General Electric from his hire in November 1996, including President of its Asia Pacific oil and gas operations from January 2014 to July 2017; and Asia Pacific Regional General Manager from October 2011 to December 2013.

     Lynn Minella, 60, has served as Executive Vice President and Chief Human Resources Officer since June 2017. Prior to joining Johnson Controls, she served as Group Human Resources Director at BAE Systems Plc from June 2012 to June 2017. Prior to BAE Systems, she was with Air Products and Chemicals, Inc. from 2004 until 2012 where she was the Senior Vice President of Human Resources and Communications. Earlier in her career she also held a variety of human resources roles of increasing responsibility at International Business Machines Corporation.

George R. Oliver, 59, has served as Chief Executive Officer and Chairman of the Board since September 2017. Prior thereto he served as President and Chief Operating Officer following the completion of the Merger in September 2016. Prior to the Merger, he was Chief Executive Officer of Tyco from October 2012. He joined Tyco in July 2006, serving as president of Tyco Safety Products, and assumed additional responsibility as president of Tyco Electrical & Metal Products from 2007 through 2010. He was appointed president of Tyco Fire Protection in 2011. Mr. Oliver also serves on the board of Raytheon Company, a company specializing in defense, security and civil markets throughout the world.

Rodney M. Rushing, 52, was elected Vice President and President, Building Solutions, North America in November 2016.  From 2015 to November 2016 he served as Global Vice President and General Manager, Global Products - Direct Expansion, overseeing the integration of Johnson Controls, Inc.’s joint venture with Hitachi Air Conditioning.  Prior thereto, from 2013 to 2015 he was Vice President and General Manager, Products and Distribution North America and from 2009 to 2013 he was Vice President and General Manager of Unitary Products. Mr. Rushing first joined Johnson Controls, Inc. in 1990, and has held a number of roles of increasing responsibility in its field and product organization.

    Brian J. Stief, 62, was elected Executive Vice President and Chief Financial Officer following the completion of the Merger in September 2016. He also serves as the Company’s Principal Financial Officer. Prior to the Merger, he was elected Executive Vice President and Chief Financial Officer of Johnson Controls, Inc. in September 2014. He previously served Johnson Controls, Inc. as Vice President and Corporate Controller from 2010 to 2014. Prior to joining Johnson Controls, Inc. in 2010, Mr. Stief was a partner with PricewaterhouseCoopers LLP (an audit and assurance, tax and consulting services provider), which he joined in 1979 and in which he became partner in 1989.

Robert VanHimbergen, 42, has served as Vice President and Corporate Controller since December 2017.  Mr. VanHimbergen joined Johnson Controls in 2007 as the Corporate Director of Global Accounting and has held various Corporate and Power Solutions positions of increasing responsibility. His most recent position was serving as the Chief Financial Officer of Yanfeng Automotive Interiors, an Adient joint venture, formed in 2015. Mr. VanHimbergen began his career at PricewaterhouseCoopers in 1998.

    Joseph A. Walicki, 53, was elected Vice President and President, Power Solutions following the completion of the Merger in September 2016. Prior to the Merger, he was elected a Vice President and named President, Power Solutions of Johnson Controls, Inc. in January 2015. He previously served Johnson Controls, Inc. as the Chief Operating Officer, Power Solutions in 2014, as Vice President and General Manager - North America, Systems, Service & Solutions from 2013 to 2014, and as Vice President and General Manager Systems & Channels North America from 2010 to 2013. Mr. Walicki joined Johnson Controls, Inc. in 1988.

Jeff M. Williams, 57, was elected Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America in March 2017. He previously served as Vice President - Enterprise Operations - Engineering and Supply Chain from January 2015 through the Merger to March 2017.  With respect to roles at Johnson Controls, Inc., he served as Vice President, Program Management Office from 2015 to 2016, as Group Vice President and General Manager Global Seating & Supply Chain from 2013 to 2014, and as Group Vice President and General Manager Customer Group Americas from 2010 to 2012. Mr. Williams joined Johnson Controls, Inc. in 1984.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Title of Class	Number of Record Holders as of September 30, 2018
Ordinary Shares, $0.01 par value	37,836

	Dividends
	2018	2017
First Quarter	$0.26	$0.25
Second Quarter	0.26	0.25
Third Quarter	0.26	0.25
Fourth Quarter	0.26	0.25
Year	$1.04	$1.00

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. In December 2017, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal year 2018, the Company repurchased approximately $300 million of its shares. As of September 30, 2018, approximately $1.0 billion remains available under the share repurchase program. In November 2018, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/18 - 7/31/18
Purchases by Company	431,907	$34.99	431,907	$1,078,596,769
8/1/18 - 8/31/18
Purchases by Company	793,981	37.90	793,981	1,048,504,307
9/1/18 - 9/30/18
Purchases by Company	—	—	—	1,048,504,307

During the three months ended September 30, 2018, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

The line graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P’s") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2013 and the reinvestment of all dividends since that date.

The Company’s transfer agent’s contact information is as follows:

EQ Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0874
(877) 602-7397

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, financial position data and ordinary share information for the fiscal years ended September 30, 2014 through September 30, 2018 (dollars in millions, except per share data).

	Year ended September 30,
	2018	2017	2016	2015	2014
OPERATING RESULTS
Net sales	$31,400	$30,172	$20,837	$17,100	$16,717
Segment EBITA (1)	4,555	4,258	2,754	2,327	2,084
Income from continuing operations attributable to Johnson Controls (6)	2,162	1,654	732	814	906
Net income (loss) attributable to Johnson Controls	2,162	1,611	(868)	1,563	1,215
Earnings per share from continuing operations (6)
Basic	$2.34	$1.77	$1.10	$1.24	$1.36
Diluted	2.32	1.75	1.09	1.23	1.34
Return on average shareholders’ equity attributable to Johnson Controls (2) (6)	10%	7%	4%	8%	8%
Capital expenditures	$1,030	$1,343	$1,249	$1,135	$1,199
Depreciation and amortization	1,085	1,188	953	860	955
Number of employees	122,000	121,000	209,000	139,000	168,000

FINANCIAL POSITION
Working capital (as defined) (3)	$1,714	$1,608	$369	$550	$989
Total assets	48,797	51,884	63,179	29,590	32,777
Long-term debt	9,654	11,964	11,053	5,367	5,887
Total debt	10,995	13,572	12,759	6,208	6,100
Shareholders' equity attributable to Johnson Controls	21,164	20,447	24,118	10,335	11,270
Total debt to capitalization (4)	34%	40%	35%	38%	35%
Net book value per share (5)	$22.88	$22.03	$25.77	$15.96	$16.93

ORDINARY SHARE INFORMATION
Dividends per share	$1.04	$1.00	$1.16	$1.04	$0.88
Market prices
High	$42.60	$46.17	$48.97	$54.52	$52.50
Low	32.89	36.74	30.30	38.48	39.42
Weighted average shares (in millions)
Basic	925.7	935.3	667.4	655.2	666.9
Diluted	931.7	944.6	672.6	661.5	674.8
Number of shareholders	37,836	40,260	41,299	35,425	36,687

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

(2)
Return on average shareholders’ equity attributable to Johnson Controls represents income from continuing operations attributable to Johnson Controls divided by average shareholders’ equity attributable to Johnson Controls.

(3)
Working capital is defined as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portions of assets and liabilities held for sale.

(4)	Total debt to total capitalization represents total debt divided by the sum of total debt and shareholders’ equity attributable to Johnson Controls.

(5)	Net book value per share represents shareholders’ equity attributable to Johnson Controls divided by the number of shares outstanding at the end of the period.

(6)
Income from continuing operations attributable to Johnson Controls includes $263 million, $367 million, $288 million, $215 million and $165 million of significant restructuring and impairment costs in fiscal year 2018, 2017, 2016, 2015 and 2014, respectively. It also includes $(10) million, $(420) million, $393 million, $416 million and $187 million of net mark-to-market charges (gains) on pension and postretirement plans in fiscal year 2018, 2017, 2016, 2015 and 2014, respectively. The preceding amounts are stated on a pre-tax basis.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company operates in two primary businesses: Building Technologies & Solutions and Power Solutions. Building Technologies & Solutions provides facility systems and services including comfort and energy management for the residential and non-residential buildings markets, security products and services, and fire detection and suppression products and services. Power Solutions designs and manufactures automotive batteries for the replacement and original equipment markets.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2018. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

FISCAL YEAR 2018 COMPARED TO FISCAL YEAR 2017

Net Sales

	Year Ended September 30,
(in millions)	2018	2017	Change
Net sales	$31,400	$30,172	4%

The increase in consolidated net sales was due to higher sales in the Building Technologies & Solutions business ($1,004 million), the favorable impact of foreign currency translation ($512 million) and higher sales in the Power Solutions business ($467 million), partially offset by lower sales due to business divestitures ($755 million). The increased sales in the Building Technologies & Solutions business, net of divestitures, primarily related to higher volumes across all segments. Increased sales in the Power Solutions business primarily resulted from the impact of higher lead costs on pricing as well as favorable pricing and product mix. Excluding the impact of foreign currency translation, impact of lead costs on pricing and business divestitures, consolidated net sales also increased 4% as compared to the prior year. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2018	2017	Change
Cost of sales	$22,020	$20,833	6%
Gross profit	9,380	9,339	—%
% of sales	29.9%	31.0%

Cost of sales increased in fiscal 2018 as compared to fiscal 2017, and gross profit as a percentage of sales decreased by 110 basis points. Gross profit in the Building Technologies & Solutions business increased due to prior year nonrecurring purchase accounting adjustments ($68 million), and higher volumes and favorable mix across all segments, partially offset by business divestitures and higher operating costs. Gross profit in the Power Solutions business was impacted by higher operating costs primarily driven by efforts to satisfy customer demand, partially offset by favorable pricing and product mix. Net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year-over-year impact on cost of sales of $88 million ($16 million charge in fiscal 2018 compared to a $72 million gain in fiscal 2017) primarily due to a decrease in U.S. investment returns. Foreign currency translation had an unfavorable impact on cost of sales of approximately $383 million. Refer to the segment analysis below within Item 7 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2018	2017	Change
Selling, general and administrative expenses	$6,010	$6,158	-2%
% of sales	19.1%	20.4%

Selling, general and administrative expenses ("SG&A") decreased by $148 million year over year, and SG&A as a percentage of sales decreased by 130 basis points. The decrease in SG&A was primarily due to productivity savings and costs synergies, business divestitures and a gain on sale of the Scott Safety business in the Building Technologies & Solutions Global Products segment ($114 million). The net favorable year-over-year impact on SG&A resulting from transaction and integration costs was $177 million. Foreign currency translation had an unfavorable impact on SG&A of $78 million. The net mark-to-market adjustments on pension and postretirement plans had a net unfavorable year-over-year impact on SG&A of $322 million ($26 million gain in fiscal 2018 compared to a $348 million gain in fiscal 2017) primarily due to a decrease in U.S. investment returns. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2018	2017	Change
Restructuring and impairment costs	$263	$367	-28%

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2018	2017	Change
Net financing charges	$441	$496	-11%

Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Year Ended September 30,
(in millions)	2018	2017	Change
Equity income	$235	$240	-2%

The decrease in equity income was primarily due to lower income at partially-owned affiliates in the Power Solutions business, partially offset by higher income at partially-owned affiliates in the Building Technologies & Solutions business. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2018	2017	Change
Income tax provision	$518	$705	-27%
Effective tax rate	18%	28%

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. The effective rate is above the statutory rate of 12.5% for fiscal 2018 primarily due to the discrete net impacts of U.S. Tax Reform, final income tax effects of the completed divestiture of the Scott Safety business, legal entity restructuring associated with the Power Solutions business, valuation allowance adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives, tax audit closures and tax benefits due to changes in entity tax status. The effective rate is above the statutory rate of 12.5% for fiscal 2017 primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business, the income tax effects of pension mark-to-market gains and tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction and integration costs, purchase accounting adjustments, tax audit closures, a tax benefit due to changes in entity tax status and the benefits of continuing global tax planning initiatives. The fiscal 2018 effective tax rate decreased as compared to the fiscal 2017 effective tax rate primarily due to discrete tax items and tax planning initiatives. The fiscal year 2018 and 2017 global tax planning initiatives related primarily to foreign tax credit planning, changes in entity tax status, global financing structures and alignment of the Company's global business functions in a tax efficient manner. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

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

In the fourth quarter of fiscal 2018, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering feasible tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Germany would not be realized. Therefore, the Company recorded $56 million of valuation allowances as income tax expense in the three month period ended September 30, 2018.

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

During fiscal 2018, the Company settled tax examinations impacting fiscal years 2010 to fiscal 2012 which resulted in a $25 million net benefit to income tax expense.

During fiscal 2017, the Company settled a significant number of tax examinations impacting fiscal years 2006 to fiscal 2014. In the fourth quarter of fiscal 2017, income tax audit resolutions resulted in a net $191 million benefit to income tax expense.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2018, the Company had recorded a liability for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Other Tax Matters

In the fourth quarter of fiscal 2018, the Company recorded a tax benefit of $139 million due to changes in entity tax status.

In the fourth quarter of fiscal 2018, the Company recorded a tax charge of $129 million due to legal entity restructuring associated with the Power Solutions business.

In the first quarter of fiscal 2018, the Company completed the sale of its Scott Safety business to 3M Company. In connection with the sale, the Company recorded a pre-tax gain of $114 million and income tax expense of $30 million. In addition, during fiscal 2017, the Company recorded a discrete non-cash tax charge of $490 million related to establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries of the Scott Safety business. Refer to Note 3, "Acquisitions and Divestitures," and Note 4, "Discontinued Operations," of the notes to consolidated financial statements for additional information.

During fiscal 2018 and 2017, the Company recorded transaction and integration costs of $234 million and $428 million, respectively. These costs generated tax benefits of $27 million and $69 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

During fiscal 2018 and 2017, the Company incurred significant charges for restructuring and impairment costs of $263 million and $367 million, respectively. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. These costs generated tax benefits of $38 million and $63 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

During fiscal 2018 and 2017, the Company recorded pension mark-to-market gains of $10 million and $420 million, respectively. These gains generated tax expense (benefit) of $(3) million and $126 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

In the fourth quarter of fiscal 2017, the Company recorded a tax charge of $53 million due to a change in the deferred tax liability related to the outside basis of certain nonconsolidated subsidiaries.

In the first quarter of fiscal 2017, the Company recorded a discrete tax benefit of $101 million due to changes in entity tax status.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On December 22, 2017, the “Tax Cuts and Jobs Act” (H.R. 1) was enacted and significantly revises U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system and various base erosion minimum tax provisions.

In connection with the Company’s analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net tax charge of $108 million during fiscal 2018. This provisional net tax charge arises from a benefit of $108 million due to the remeasurement of U.S. deferred tax assets and liabilities, offset by the Company’s tax charge relating to the one-time transition tax on deemed repatriated earnings, inclusive of all relevant taxes, of $216 million. The Company’s estimated benefit of the remeasurement of U.S. deferred tax assets and liabilities increased from $101 million as of December 31, 2017 to $108 million as of September 30, 2018 due to calculation refinement of the Company’s estimated impact. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Company’s tax charge for transition tax decreased from $305 million as of December 31, 2017 to $216 million as of September 30, 2018 due to further analysis of the Company’s post-1986 non-U.S. earnings and profits (“E&P”) previously deferred from U.S. federal taxation and refinement of the estimated impact of tax law changes.

Based on the effective dates of certain aspects of the U.S. tax law changes, various applicable impacts of the enacted legislation could not be finalized as of September 30, 2018. While the Company made reasonable estimates of the impact of the transition tax, the final impact of the U.S. tax law changes may differ from these estimated impacts, due to, future treasury regulations, tax law technical corrections, notices, rulings, refined computations, and other items. The Company will finalize such provisional amounts within the time period prescribed by Staff Accounting Bulletin 118.

During the fiscal years ended 2018 and 2017, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Loss From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2018	2017	Change
Loss from discontinued operations, net of tax	$—	$(34)	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2018	2017	Change
Income from continuing operations attributable to noncontrolling interests	$221	$199	11%
Income from discontinued operations attributable to noncontrolling interests	—	9	*
* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests was primarily due to higher net income related to the Johnson Controls - Hitachi joint venture in the Building Technologies & Solutions business and higher net income at a Power Solutions partially-owned affiliate.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2018	2017	Change
Net income attributable to Johnson Controls	$2,162	$1,611	34%

The increase in net income attributable to Johnson Controls was primarily due to lower income tax provision due to higher discrete period net tax charges in the prior year, lower SG&A, lower restructuring and impairment costs, lower net financing charges and higher gross profit. Fiscal 2018 diluted earnings per share attributable to Johnson Controls was $2.32 compared to $1.71 in fiscal 2017.

Comprehensive Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2018	2017	Change
Comprehensive income attributable to Johnson Controls	$1,689	$1,710	-1%

The decrease in comprehensive income attributable to Johnson Controls was due to a decrease in other comprehensive income attributable to Johnson Controls ($572 million) resulting primarily from unfavorable foreign currency translation adjustments, partially offset by higher net income attributable to Johnson Controls ($551 million). These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound and euro currencies against the U.S. dollar.

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

Building Technologies & Solutions

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Building Solutions North America	$8,679	$8,341	4%	$1,109	$1,039	7%
Building Solutions EMEA/LA	3,696	3,595	3%	344	290	19%
Building Solutions Asia Pacific	2,553	2,444	4%	347	323	7%
Global Products	8,472	8,455	—%	1,338	1,179	13%
	$23,400	$22,835	2%	$3,138	$2,831	11%

Net Sales:

•
The increase in Building Solutions North America was due to higher volumes ($343 million) and the favorable impact of foreign currency translation ($20 million), partially offset by the impact of prior year nonrecurring purchase accounting adjustments ($25 million). The increase in volumes was primarily attributable to higher HVAC, controls, fire and security sales.

•
The increase in Building Solutions EMEA/LA was due to the favorable impact of foreign currency translation ($132 million), higher volumes ($63 million) and incremental sales related to a business acquisition ($2 million), partially offset by lower volumes related to a business divestiture ($80 million) and the impact of prior year nonrecurring purchase accounting adjustments ($16 million). The increase in volumes was primarily attributable to strong service growth which was positive across all regions led by Europe and Latin America.

•
The increase in Building Solutions Asia Pacific was due to higher volumes ($61 million), the favorable impact of foreign currency translation ($61 million) and the impact of prior year nonrecurring purchase accounting adjustments ($1 million), partially offset by lower volumes related to a business divestiture ($14 million). The increase in volumes was primarily attributable to higher service sales.

•
The increase in Global Products was due to higher volumes ($571 million), the favorable impact of foreign currency translation ($103 million) and the impact of prior year nonrecurring purchase accounting adjustments ($6 million), partially offset by lower volumes related to business divestitures ($663 million). The increase in volumes was primarily attributable to higher building management, HVAC and refrigeration equipment, and specialty products sales.

Segment EBITA:

•
The increase in Building Solutions North America was due to favorable volumes / mix ($100 million), prior year integration costs ($42 million), prior year transaction costs ($13 million), and the favorable impact of foreign currency translation ($1 million), partially offset by higher SG&A including incremental salesforce investments ($37 million), current year integration costs ($25 million) and prior year nonrecurring purchase accounting adjustments ($24 million).

•
The increase in Building Solutions EMEA/LA was due to a prior year unfavorable arbitration award ($50 million), favorable volumes / mix ($26 million), lower SG&A ($14 million), the favorable impact of foreign currency translation ($7 million), prior year integration costs ($6 million) and prior year transaction costs ($5 million), partially offset by prior year nonrecurring purchase accounting adjustments ($23 million), incremental salesforce investments ($14 million), current year integration costs ($6 million), higher operating costs ($5 million), lower equity income ($4 million) and lower income due to a business divestiture ($2 million).

•
The increase in Building Solutions Asia Pacific was due to higher volumes / mix ($33 million), prior year integration costs ($5 million), prior year transaction costs ($2 million), prior year nonrecurring purchase accounting adjustments ($2 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher SG&A including incremental salesforce investments ($15 million), and unfavorable pricing ($4 million).

•
The increase in Global Products was due to favorable volumes / mix ($219 million), a gain on sale of Scott Safety ($114 million), prior year nonrecurring purchase accounting adjustments ($71 million), higher equity income ($25 million), prior year integration costs ($25 million), the favorable impact of foreign currency translation ($20 million) and prior year transaction costs ($13 million). These items were partially offset by lower income due to business divestitures ($167 million), higher SG&A and operating expenses including planned incremental global product and channel investments, partially offset by productivity savings and gains on business divestitures ($134 million), and current year integration costs ($27 million).

Power Solutions

	Year Ended September 30,
(in millions)	2018	2017	Change
Net sales	$8,000	$7,337	9%
Segment EBITA	1,417	1,427	-1%

•
Net sales increased due to the impact of higher lead costs on pricing ($269 million), the favorable impact of foreign currency translation ($196 million), favorable pricing and product mix ($159 million), and higher volumes ($39 million). The increase in volumes was driven by growth in China and an increase in start-stop battery volumes, partially offset by changes in customer demand patterns in North America. Additionally, higher start-stop volumes contributed to favorable product mix.

•
Segment EBITA decreased due to higher operating costs primarily driven by efforts to satisfy customer demand including higher transportation costs ($112 million), incremental investments ($31 million), lower equity income ($20 million), current year transaction costs ($8 million), and restructuring costs and discontinued operation losses included in equity income ($7 million), partially offset by lower SG&A from productivity savings and a gain on a business deconsolidation ($104 million), favorable pricing and product mix ($35 million), the favorable impact of foreign currency translation ($22 million), higher volumes ($6 million) and prior year transaction costs ($1 million).

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

SG&A increased by $1,968 million year over year, and SG&A as a percentage of sales increased by 30 basis points. The Building Technologies & Solutions business SG&A increased primarily due to incremental SG&A related to the Tyco Merger, partially offset by productivity savings and cost synergies. Foreign currency translation had an unfavorable impact on SG&A of $5 million. The net unfavorable year-over-year impact on SG&A resulting from transaction, integration and separation costs was $149 million. The net mark-to-market adjustments on pension and postretirement plans had a net favorable year-over-year impact on SG&A of $644 million ($348 million gain in fiscal 2017 compared to a $296 million charge in fiscal 2016) primarily due to an increase in year-over-year discount rates and favorable U.S. investment returns versus expectations in the current year. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

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

The increase in equity income was primarily due to higher income at certain partially-owned affiliates of the Power Solutions business and the Johnson Controls - Hitachi joint venture in the Building Technologies & Solutions business. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2017	2016	Change
Income tax provision	$705	$197	*
Effective tax rate	28%	19%

* Measure not meaningful

The statutory tax rate in Ireland is being used as a comparison for fiscal 2017 since the Company is domiciled in Ireland. The U.S. federal statutory rate is being used as a comparison for fiscal 2016 since the Company was a U.S. domiciled company for 11 months of fiscal 2016. The effective rate is above the statutory rate of 12.5% for fiscal 2017 primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business, the income tax effects of pension mark-to-market gains and tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction and integration costs, purchase accounting adjustments, tax audit closures, a tax benefit due to changes in entity tax status and the benefits of continuing global tax planning initiatives. The effective rate is below the U.S. statutory rate of 35% for fiscal 2016 primarily due to the benefits of continuing global tax planning initiatives and foreign tax rate differentials, partially offset by the jurisdictional mix of restructuring and impairment costs, and the tax impacts of the Merger and integration related costs. The fiscal 2017 effective tax rate increased as compared to the fiscal 2016 effective tax rate primarily due to the tax effects of transactions ($408 million), and the tax effects of restructuring and impairment costs ($37 million), partially offset by the tax effects of reserve and valuation allowance adjustments ($164 million) and tax planning initiatives. The fiscal year 2017 and 2016 global tax planning initiatives related primarily to foreign tax credit planning, changes in entity tax status, global financing structures and alignment of the Company's global business functions in a tax efficient manner. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

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

During fiscal 2017 and 2016, the Company incurred significant charges for restructuring and impairment costs. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. These costs generated tax benefits of $63 million and $76 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

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

The increase in income from continuing operations attributable to noncontrolling interests for fiscal 2017 was primarily due to higher net income related to the Johnson Controls - Hitachi joint venture in the Building Technologies & Solutions business.

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

Segment EBITA:

•
The increase in Building Solutions North America was due to incremental income related to the Tyco Merger ($567 million), the net impact of prior year and current year nonrecurring purchase accounting adjustments ($52 million), favorable mix ($9 million), lower SG&A ($3 million) as a result of productivity and synergy savings net of a prior year gain on business divestiture, the favorable impact of foreign currency translation ($1 million) and prior year transaction costs ($1 million), partially offset by current year integration costs ($42 million), higher operating costs as a result of channel investments ($25 million), current year transaction costs ($13 million), lower volumes ($6 million) and a prior year business divestiture ($2 million).

•
The increase in Building Solutions EMEA/LA was due to incremental income related to the Tyco Merger ($221 million), the net impact of prior year and current year nonrecurring purchase accounting adjustments ($33 million), lower SG&A as a result of productivity and synergy savings ($23 million), favorable mix ($7 million), higher volumes ($2 million) and prior year transaction costs ($1 million), partially offset by a current year unfavorable arbitration award ($50 million), current year integration costs ($6 million), lower equity income ($6 million), current year transaction costs ($5 million), the unfavorable impact of foreign currency translation ($3 million) and a prior year business divestiture ($1 million).

•
The increase in Building Solutions Asia Pacific was due to incremental income related to the Tyco Merger ($73 million), lower SG&A as a result of productivity savings ($24 million), higher volumes ($20 million) and the favorable impact of foreign currency translation ($1 million), partially offset by unfavorable mix ($6 million), current year integration costs ($5 million), higher operating costs ($4 million) and current year transaction costs ($2 million).

•
The increase in Global Products was due to incremental income related to the Tyco Merger ($474 million), higher volumes ($55 million), lower SG&A as a result of productivity and synergy savings ($41 million), higher equity income ($33 million), prior year integration costs ($20 million), prior year transaction costs ($14 million) and lower operating costs ($13 million), partially offset by the net impact of prior year and current year nonrecurring purchase accounting adjustments ($42 million), current year integration costs ($25 million), unfavorable mix ($16 million), current year transaction costs ($13 million), the unfavorable impact of foreign currency translation ($5 million), a prior year gain on acquisition of partially-owned affiliate ($4 million) and business divestitures ($3 million).

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

•
Segment EBITA increased due to favorable pricing and product mix net of lead cost increases ($106 million), lower SG&A as a result of productivity savings ($39 million), higher equity income ($28 million), higher volumes ($27 million), prior year restructuring and impairment costs included in equity income ($7 million), prior year transaction costs ($1 million) and the favorable impact of foreign currency translation ($1 million), partially offset by higher operating costs primarily driven by efforts to satisfy growing customer demand ($108 million) and current year transaction costs ($1 million).

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2018 was $19.5 billion, $0.2 billion lower than the prior year. The decrease was primarily due to the impact of foreign currency translation.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics and applies to the Company's average of historical and future financial results. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. The primary assumptions used in the impairment tests were management's projections of future cash flows. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit.

Indefinite-lived other intangible assets are also subject to at least annual impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairments of goodwill or indefinite-lived assets existed during fiscal years 2018, 2017 and 2016, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

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

In fiscal 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2018. As a result, the Company reviewed the long-lived assets for impairment and recorded $42 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $31 million related to the Global Products segment, $6 million related to the Power Solutions segment and $5 million related to Corporate assets. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

In fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $103 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charges, $64 million related to the Power Solutions segment, $24 million related to Corporate assets, $8 million related to the Global Products segment, $4 million related to the Building Solutions Asia Pacific segment and $3 million related to the Building Solutions EMEA/LA segment. In addition, the Company recorded $87 million of asset impairments within discontinued operations related to Adient in fiscal 2016. Refer to Note 16, "Significant

Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

Investments in partially-owned affiliates ("affiliates") at September 30, 2018 were $1.3 billion, $0.1 billion higher than the prior year. The increase was primarily due to equity income from partially-owned affiliates in the Power Solutions business and the Johnson Controls - Hitachi joint venture.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2018	September 30, 2017
(in millions)			Change
Current assets	$11,823	$12,292
Current liabilities	(11,250)	(11,854)
	573	438	31%

Less: Cash	(200)	(321)
Add: Short-term debt	1,315	1,214
Add: Current portion of long-term debt	26	394
Less: Assets held for sale	—	(189)
Add: Liabilities held for sale	—	72
Working capital (as defined)	$1,714	$1,608	7%

Accounts receivable	$7,065	$6,666	6%
Inventories	3,224	3,209	—%
Accounts payable	4,644	4,271	9%

•
The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and the current portions of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items and businesses to be divested, provides a more useful measurement of the Company’s operating performance.

•
The increase in working capital at September 30, 2018 as compared to September 30, 2017, was primarily due to an increase in accounts receivable due to organic sales growth, partially offset by an increase in accounts payable due to timing and mix of supplier payments.

•
The Company’s days sales in accounts receivable at September 30, 2018 were 66, a slight increase from 65 at September 30, 2017. There has been no significant adverse change in the level of overdue receivables or changes in revenue recognition methods.

•	The Company’s inventory turns for the year ended September 30, 2018 were slightly higher than the comparable period ended September 30, 2017 primarily due to changes in inventory production levels.

•	Days in accounts payable at September 30, 2018 were 73 days, higher than 70 days at the comparable period ended September 30, 2017.

Cash Flows

	Year Ended September 30,
(in millions)	2018	2017
Cash provided by operating activities	$2,513	$31
Cash provided (used) by investing activities	1,215	(1,137)
Cash provided (used) by financing activities	(3,752)	698
Capital expenditures	(1,030)	(1,343)

•
The increase in cash provided by operating activities was primarily due to favorable movements in working capital balances, higher prior year income tax payments related to the Adient spin-off ($1.2 billion in the first quarter of fiscal 2017), and prior year operating cash outflows in the Automotive Experience business before the Adient spin-off, change in control pension payments and transaction/integration related payments.

•
The increase in cash provided by investing activities was primarily due to net cash proceeds received from the Scott Safety business divestiture in the current year and a decrease in capital expenditures.

•	The increase in cash used by financing activities was primarily due to higher current year repayments of long-term debt.

•
The decrease in capital expenditures in the current year is primarily related to lower capital investments in the current year in the Building Technologies & Solutions and Power Solution businesses, and prior year capital investments in the Automotive Experience business before the Adient spin-off.

Capitalization

	September 30, 2018	September 30, 2017
(in millions)			Change
Short-term debt	$1,315	$1,214
Current portion of long-term debt	26	394
Long-term debt	9,654	11,964
Total debt	$10,995	$13,572	-19%
Less: cash and cash equivalents	200	321
Total net debt	$10,795	$13,251	-19%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	21,164	20,447	4%
Total capitalization	$31,959	$33,698	-5%

Total net debt as a % of total capitalization	33.8%	39.3%

•
Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
The Company believes its capital resources and liquidity position at September 30, 2018 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2019 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and Tyco International Holding S.a.r.L.'s ("TSarl") are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.25 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facilities as of September 30, 2018 and 2017. The Company also selectively makes use of short-term credit lines other than its revolving credit facilities at the Company and TSarl. The Company estimates that, as of September 30, 2018, it could borrow up to $2.0 billion based on average borrowing levels during the fourth quarter of fiscal 2018 on committed credit lines. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company’s debt financial covenant in its revolving credit facility requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of September 30, 2018, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

•
The Company earns a significant amount of its income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested except in limited circumstances including a limited accrual related to fiscal 2018 U.S. Tax Reform. In fiscal 2018, due to U.S. Tax Reform, the Company provided income tax related to the change in the Company’s assertion over the outside basis difference of certain non-U.S. subsidiaries owned directly or indirectly by U.S. subsidiaries. Under U.S. Tax Reform, the U.S. has enacted a tax system that provides an exemption for dividends received by U.S. corporations from 10% or more owned non-U.S. corporations. However, certain non-U.S, U.S. state and withholding taxes may still apply when closing an outside basis difference via distribution or other transactions. In addition, in fiscal 2017, the Company provided income tax expense related to a change in the Company’s assertion over the outside basis difference of the Scott Safety business as a result of the pending divestiture as well as the outside basis of certain nonconsolidated subsidiaries. Also, in fiscal 2016, the Company provided income tax expense related to a change in the Company's assertion over a portion of the permanently reinvested earnings as a result of the planned spin-off of the Adient business. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. Except as noted, the Company’s intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2018 and recorded $263 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2018 restructuring plan will reduce annual operating costs by approximately $300 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2020. For fiscal 2018, the savings, net of execution costs, were approximately 25% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $174 million at September 30, 2018 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $367 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs from continuing operations by approximately $280 million, which is primarily the result of lower cost of sales and SG&A expenses due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2019. For fiscal 2018, the savings, net of execution costs, were approximately 85% of the expected annual operating cost reduction. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $80 million at September 30, 2018 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $288 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs from continuing operations by approximately $135 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2019. For fiscal 2018, the savings, net of execution costs, were approximately 75% of the expected annual operating cost reduction. The restructuring actions are expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $73 million at September 30, 2018 is expected to be paid in cash.

A summary of the Company’s significant contractual obligations for continuing operations as of September 30, 2018 is as follows (in millions):

	Total	2019	2020-2021	2022-2023	2024 and Beyond
Contractual Obligations
Long-term debt (including capital lease obligations)*	$9,724	$26	$2,489	$1,973	$5,236
Interest on long-term debt (including capital lease obligations)*	5,399	317	560	476	4,046
Operating leases	1,200	348	492	263	97
Purchase obligations	2,506	1,490	731	262	23
Pension and postretirement contributions	476	100	75	76	225
Tax indemnification liabilities**	255	—	—	—	—
Total contractual cash obligations	$19,560	$2,281	$4,347	$3,050	$9,627

* Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for information related to the Company's long-term debt.

** As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded as part of the acquired liabilities of Tyco $290 million of post sale contingent tax indemnification liabilities which is generally recorded within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. At September 30, 2018 and 2017, the Company recorded liabilities of $255 million and $290 million, respectively. Of the $255 million recorded as of September 30, 2018, $235 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. The payments due by period are not presented due to uncertainty as to when these liabilities will be settled or paid. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements.

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

Revenue Recognition

The Building Technologies & Solutions business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion ("POC") method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in deferred revenue. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics and applies to the Company's average of historical and future financial results. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. During the fourth quarter of fiscal 2018, the Company changed the date of its annual goodwill impairment test from September 30 to July 31. The change was made to more closely align the impairment testing date with the Company’s long-term planning and forecasting process. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge. The Company has determined this change in accounting principle is preferable and does not result in adjustments to the Company’s financial statements when applied retrospectively. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2018, 2017 and 2016.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets," ASC 350-30, "General Intangibles Other than Goodwill" and ASC 985-20, "Costs of software to be sold, leased, or marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 350-30 requires intangible assets acquired in a business combination that are used in research and development activities be considered indefinite lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the carrying amount of an intangible asset exceeds its fair value, an entity shall recognize an impairment loss in an amount equal to that excess. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2018, 2017 and 2016.

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement benefits. Plan assets and obligations are measured annually, or more frequently if there is a significant remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates as of that date. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.

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

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s weighted average discount rate on U.S. pension plans was 4.10% and 3.80% at September 30, 2018 and 2017, respectively. The Company’s weighted average discount rate on postretirement plans was 3.80% and 3.70% at September 30, 2018 and 2017, respectively. The Company’s weighted average discount rate on non-U.S. pension plans was 2.45% and 2.40% at September 30, 2018 and 2017, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 35% of the plans’ assets are invested in equity securities and 56% in fixed income securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2018 and 2017, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 7.50%. The actual rate of return on U.S. pension plans was below 7.50% in fiscal year 2018 and above 7.50% in fiscal year 2017. For the years ending September 30, 2018 and 2017, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 5.35% and 4.60%, respectively. The actual rate of return on non-U.S. pension plans was below 5.35% in fiscal year 2018 and above 4.60% in fiscal year 2017. For the years ending September 30, 2018 and 2017, the Company’s weighted average expected long-term return on postretirement plan assets was 5.65% and 5.60%, respectively. The actual rate of return on postretirement plan assets was below 5.65% in fiscal year 2018 and above 5.60% in fiscal year 2017.

Beginning in fiscal 2019, the Company believes the long-term rate of return will approximate 7.10%, 5.20% and 5.65% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a significant remeasurement event. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2018, total employer contributions to the defined benefit pension plans were $53 million, of which $18 million were voluntary contributions made by the Company. The Company expects to contribute approximately $85 million in cash to its defined benefit pension plans in fiscal 2019. In fiscal 2018, total employer contributions to the postretirement plans were $4 million. The Company expects to contribute approximately $15 million in cash to its postretirement plans in fiscal 2019.

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

The Company is subject to laws and regulations relating to protecting the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements.

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage its insurable liabilities.

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

In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims discounted to present value. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers. Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. At September 30, 2018, the Company had recorded $392 million of warranty reserves for continuing operations, including extended warranties for which deferred revenue is recorded. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Refer to Note 21, "Guarantees," of the notes to consolidated financial statements for disclosure of the Company's product warranty liabilities.

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

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2018, the Company had a valuation allowance of $5.2 billion for continuing operations, of which $4.5 billion relates to net operating loss carryforwards primarily in Australia, Belgium, Brazil, China, France, Luxembourg, Spain, Switzerland and the United Kingdom for which sustainable taxable income has not been demonstrated; and $700 million for other deferred tax assets.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. At September 30, 2018, the Company had unrecognized tax benefits of $2.4 billion.

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

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. At September 30, 2018, the Company did not have any outstanding interest rate swaps. The Company assesses retrospective and prospective effectiveness and records any measured ineffectiveness in the consolidated statements of income on a monthly basis.

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

At September 30, 2018 and 2017, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $212 million and $330 million, respectively.

Interest Rates

From time to time, the Company may use interest rate swaps to offset its exposure to interest rate movements. In accordance with ASC 815, these outstanding swaps qualify and are designated as fair value hedges. The Company had no outstanding interest rate swaps at September 30, 2018 and 2017, respectively. A 10% increase in the average cost of the Company’s variable rate debt would have resulted in an unfavorable change in pre-tax interest expense of approximately $5 million and $13 million for the year ended September 30, 2018 and 2017, respectively.

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

Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

QUARTERLY FINANCIAL DATA

(in millions, except per share data) (quarterly amounts unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2018
Net sales	$7,435	$7,475	$8,120	$8,370	$31,400
Gross profit	2,169	2,220	2,472	2,519	9,380
Net income (1)	271	483	804	825	2,383
Net income attributable to Johnson Controls	230	438	723	771	2,162
Earnings per share (2)
Basic	0.25	0.47	0.78	0.83	2.34
Diluted	0.25	0.47	0.78	0.83	2.32

2017
Net sales	$7,086	$7,267	$7,683	$8,136	$30,172
Gross profit	2,114	2,281	2,431	2,513	9,339
Net income (loss) (3)	378	(115)	629	927	1,819
Net income (loss) attributable to Johnson Controls	329	(148)	555	875	1,611
Earnings (loss) per share (2)
Basic	0.35	(0.16)	0.59	0.94	1.72
Diluted	0.35	(0.16)	0.59	0.93	1.71

(1)
The fiscal 2018 first quarter net income includes a $114 million gain on sale of Scott Safety, $158 million of significant restructuring and impairment costs, and $50 million of transaction and integration costs. The fiscal 2018 second quarter net income includes $64 million of transaction and integration costs. The fiscal 2018 third quarter net income includes $51 million of transaction and integration costs. The fiscal 2018 fourth quarter net income includes $10 million of net mark-to-market gains on pension and postretirement plans, $105 million of significant restructuring and impairment costs, and $69 million of transaction and integration costs. The preceding amounts are stated on a pre-tax and pre-noncontrolling interest impact basis.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	55

Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016	57

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2018, 2017 and 2016	58

Consolidated Statements of Financial Position as of September 30, 2018 and 2017	59

Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016	60

Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the years ended September 30, 2018, 2017 and 2016	61

Notes to Consolidated Financial Statements	62

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2018, 2017 and 2016	125

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity attributable to Johnson Controls ordinary shareholders, and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 20, 2018

We have served as the Company’s auditor since 1957.

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2018	2017	2016
Net sales
Products and systems*	$25,332	$24,099	$18,084
Services*	6,068	6,073	2,753
	31,400	30,172	20,837
Cost of sales
Products and systems*	18,602	17,220	13,323
Services*	3,418	3,613	1,860
	22,020	20,833	15,183

Gross profit	9,380	9,339	5,654

Selling, general and administrative expenses	(6,010)	(6,158)	(4,190)
Restructuring and impairment costs	(263)	(367)	(288)
Net financing charges	(441)	(496)	(289)
Equity income	235	240	174

Income from continuing operations before income taxes	2,901	2,558	1,061

Income tax provision	518	705	197

Income from continuing operations	2,383	1,853	864

Loss from discontinued operations, net of tax (Note 4)	—	(34)	(1,516)

Net income (loss)	2,383	1,819	(652)

Income from continuing operations attributable to noncontrolling interests	221	199	132
Income from discontinued operations attributable to noncontrolling interests	—	9	84

Net income (loss) attributable to Johnson Controls	$2,162	$1,611	$(868)

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$2,162	$1,654	$732
Loss from discontinued operations	—	(43)	(1,600)
Net income (loss)	$2,162	$1,611	$(868)

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$2.34	$1.77	$1.10
Discontinued operations	—	(0.05)	(2.40)
Net income (loss)	$2.34	$1.72	$(1.30)

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$2.32	$1.75	$1.09
Discontinued operations	—	(0.05)	(2.38)
Net income (loss) **	$2.32	$1.71	$(1.29)

*	Products and systems consist of Building Technologies & Solutions and Power Solutions products and systems. Services are Building Technologies & Solutions technical services.

**	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2018	2017	2016

Net income (loss)	$2,383	$1,819	$(652)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(483)	103	(94)
Realized and unrealized gains (losses) on derivatives	(29)	(14)	9
Realized and unrealized gains (losses) on marketable securities	4	5	(1)
Pension and postretirement plans	—	—	(1)

Other comprehensive income (loss)	(508)	94	(87)

Total comprehensive income (loss)	1,875	1,913	(739)

Comprehensive income attributable to noncontrolling interests	186	203	225

Comprehensive income (loss) attributable to Johnson Controls	$1,689	$1,710	$(964)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2018	2017

Assets

Cash and cash equivalents	$200	$321
Accounts receivable, less allowance for doubtful accounts of $177 and $182, respectively	7,065	6,666
Inventories	3,224	3,209
Assets held for sale	—	189
Other current assets	1,334	1,907
Current assets	11,823	12,292

Property, plant and equipment - net	6,171	6,121
Goodwill	19,473	19,688
Other intangible assets - net	6,348	6,741
Investments in partially-owned affiliates	1,301	1,191
Noncurrent assets held for sale	—	1,920
Other noncurrent assets	3,681	3,931
Total assets	$48,797	$51,884

Liabilities and Equity

Short-term debt	$1,315	$1,214
Current portion of long-term debt	26	394
Accounts payable	4,644	4,271
Accrued compensation and benefits	1,146	1,071
Deferred revenue	1,326	1,279
Liabilities held for sale	—	72
Other current liabilities	2,793	3,553
Current liabilities	11,250	11,854

Long-term debt	9,654	11,964
Pension and postretirement benefits	717	947
Noncurrent liabilities held for sale	—	173
Other noncurrent liabilities	4,718	5,368
Long-term liabilities	15,089	18,452

Commitments and contingencies (Note 22)

Redeemable noncontrolling interests	—	211

Ordinary shares - par value $0.01, $0.01; 2.0 billion, 2.0 billion shares authorized; 950,969,965, 945,055,276 shares issued, respectively	10	9
Ordinary A shares - par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2018 and 2017	—	—
Preferred shares - par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2018 and 2017	—	—
Ordinary shares held in treasury, at cost (2018 - 25,963,004; 2017 - 17,080,302 shares)	(1,053)	(710)
Capital in excess of par value	16,549	16,390
Retained earnings	6,604	5,231
Accumulated other comprehensive loss	(946)	(473)
Shareholders’ equity attributable to Johnson Controls	21,164	20,447
Noncontrolling interests	1,294	920
Total equity	22,458	21,367
Total liabilities and equity	$48,797	$51,884
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2018	2017	2016
Operating Activities
Net income (loss) attributable to Johnson Controls	$2,162	$1,611	$(868)
Income from continuing operations attributable to noncontrolling interests	221	199	132
Income from discontinued operations attributable to noncontrolling interests	—	9	84
Net income (loss)	2,383	1,819	(652)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,085	1,188	953
Pension and postretirement benefit expense (income)	(156)	(568)	460
Pension and postretirement contributions	(57)	(347)	(137)
Equity in earnings of partially-owned affiliates, net of dividends received	(166)	(181)	(250)
Deferred income taxes	(636)	1,125	(1,241)
Non-cash restructuring and impairment charges	42	78	221
Gain on Scott Safety business divestiture	(114)	—	—
Equity-based compensation	115	147	142
Other - net	(48)	(12)	(25)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(513)	(520)	(344)
Inventories	(92)	(398)	1
Other assets	26	(480)	148
Restructuring reserves	(8)	89	141
Accounts payable and accrued liabilities	15	236	411
Accrued income taxes	637	(2,145)	2,080
Cash provided by operating activities	2,513	31	1,908

Investing Activities
Capital expenditures	(1,030)	(1,343)	(1,249)
Sale of property, plant and equipment	48	33	32
Acquisition of businesses, net of cash acquired	(21)	(6)	353
Business divestitures, net of cash divested	2,202	220	32
Changes in long-term investments	11	(41)	(48)
Other - net	5	—	(7)
Cash provided (used) by investing activities	1,215	(1,137)	(887)

Financing Activities
Increase in short-term debt - net	107	145	556
Increase in long-term debt	1,136	1,865	1,501
Repayment of long-term debt	(3,729)	(1,297)	(1,299)
Debt financing costs	(4)	(18)	(45)
Stock repurchases	(300)	(651)	(501)
Payment of cash dividends	(954)	(702)	(915)
Proceeds from the exercise of stock options	66	157	70
Dividends paid to noncontrolling interests	(46)	(88)	(306)
Dividend from Adient spin-off	—	2,050	—
Cash transferred to Adient related to spin-off	—	(665)	—
Cash paid to prior acquisitions	—	(75)	—
Employee equity-based compensation withholding	(43)	(37)	(5)
Other - net	15	14	(2)
Cash provided (used) by financing activities	(3,752)	698	(946)
Effect of exchange rate changes on cash and cash equivalents	(106)	54	12
Change in cash held for sale	9	96	(61)
Increase (decrease) in cash and cash equivalents	(121)	(258)	26
Cash and cash equivalents at beginning of period	321	579	553
Cash and cash equivalents at end of period	$200	$321	$579

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders

(in millions, except per share data)	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2015	$10,335	$7	$3,740	$10,797	$(3,152)	$(1,057)
Comprehensive loss	(964)	—	—	(868)	—	(96)
Result of contribution of Johnson Controls, Inc. to Johnson Controls International plc	15,808	2	12,157	—	3,649	—
Cash dividends Common ($1.16 per share)	(752)	—	—	(752)	—	—
Repurchases of common stock	(501)	—	—	—	(501)	—
Other, including options exercised	192	—	208	—	(16)	—
At September 30, 2016	24,118	9	16,105	9,177	(20)	(1,153)
Comprehensive income	1,710	—	—	1,611	—	99
Cash dividends Ordinary ($1.00 per share)	(938)	—	—	(938)	—	—
Repurchases of ordinary shares	(651)	—	—	—	(651)	—
Spin-off of Adient	(4,038)	—	—	(4,619)	—	581
Other, including options exercised	246	—	285	—	(39)	—
At September 30, 2017	20,447	9	16,390	5,231	(710)	(473)
Comprehensive income (loss)	1,689	—	—	2,162	—	(473)
Cash dividends Ordinary ($1.04 per share)	(968)	—	—	(968)	—	—
Repurchases of ordinary shares	(300)	—	—	—	(300)	—
Adoption of ASU 2016-09	179	—	—	179	—	—
Other, including options exercised	117	1	159	—	(43)	—
At September 30, 2018	$21,164	$10	$16,549	$6,604	$(1,053)	$(946)

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

The Building Technologies & Solutions ("Buildings") business is a global market leader in engineering, developing, manufacturing and installing building products and systems around the world, including heating, ventilating, air-conditioning ("HVAC") equipment, HVAC controls, energy-management systems, security systems, fire detection systems and fire suppression solutions. The Buildings business further serves customers by providing technical services (in the HVAC, security and fire-protection space), energy-management consulting and data-driven solutions via its data-enabled business. Finally, the Company has a strong presence in the North American residential air conditioning and heating systems market and is a global market leader in industrial refrigeration products.

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

Consolidated VIEs

Based upon the criteria set forth in ASC 810, the Company has determined that it was not the primary beneficiary in any VIEs for the reporting period ended September 30, 2018 and that it was the primary beneficiary in one VIE for the reporting period ended September 30, 2017, as the Company absorbed significant economics of the entity and had the power to direct the activities that are considered most significant to the entity.

In fiscal 2012, a pre-existing VIE accounted for under the equity method was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The Company acquired additional interests in two of the reorganized group entities. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The Company was considered the primary beneficiary of one of the entities due to the Company’s power pertaining to decisions over significant activities of the entity. As such, this VIE was consolidated within the Company’s consolidated statements of financial position as of September 30, 2017. During the fiscal year ended September 30, 2018, certain joint venture agreements were amended and, as a result, the Company can no longer make key operating decisions considered to be most significant to the VIE. As such, the Company is no longer considered the primary beneficiary of this entity, and the Company deconsolidated the entity during the fiscal year ended September 30, 2018. The impact of the entity on the Company’s consolidated statements of income for the years ended September 30, 2018, 2017 and 2016 was not material.

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

Nonconsolidated VIEs

As mentioned previously within the "Consolidated VIEs" section above, in fiscal 2012, a pre-existing VIE was reorganized into three separate investments as a result of the counterparty exercising its option to put its interest to the Company. The reorganized group entities are considered to be VIEs as the other owner party has been provided decision making rights but does not have equity at risk. The VIEs are named as co-obligors under a third party debt agreement in the amount of $155 million, maturing in fiscal 2020, under which a VIE could become subject to paying more than its allocated share of the third party debt in the event of bankruptcy of one or more of the other co-obligors. The other co-obligors, all related parties in which the Company is an equity investor, consist of the remaining group entities involved in the reorganization. As part of the overall reorganization transaction, the Company has also provided financial support to the group entities in the form of loans totaling $38 million, which are subordinate to the third party debt agreement. The Company is a significant customer of certain co-obligors, resulting in a remote possibility of loss. Additionally, the Company is subject to a floor guaranty expiring in fiscal 2022; in the event that the other owner party no longer owns any part of the group entities due to sale or transfer, the Company has guaranteed that the proceeds received from the sale or transfer will not be less than $25 million. The Company has partnered with the group entities to design and manufacture battery components for the Power Solutions business. The Company is not considered to be the primary beneficiary of three of the entities as of September 30, 2018 and two of the entities as of September 30, 2017, as the Company cannot make key operating decisions considered to be most significant to the VIEs. Therefore, the entities are accounted for under the equity method of accounting as the Company’s interest exceeds 20% and the Company does not have a controlling interest. The Company’s maximum exposure to loss includes the partially-owned affiliate investment balance of $43 million and $65 million at September 30, 2018 and 2017, respectively, as well as the subordinated loan from the Company, third party debt agreement and floor guaranty mentioned above. Current liabilities due to the VIEs are not material and represent normal course of business trade payables for all presented periods.

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

Restricted Cash

At September 30, 2018, the Company held restricted cash of approximately $15 million, of which $6 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position. At September 30, 2017, the Company held restricted cash of approximately $31 million, of which $22 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics and applies to the Company's average of historical and future financial results. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. During the fourth quarter of fiscal 2018, the Company changed the date of its annual goodwill impairment test from September 30 to July 31. The change was made to more closely align the impairment testing date with the Company’s long-term planning and forecasting process. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge. The Company has determined this change in accounting principle is preferable and does not result in adjustments to the Company’s financial statements when applied retrospectively. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in the fourth quarters of fiscal years 2018, 2017 and 2016.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets primarily consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets," ASC 350-30, "General Intangibles Other than Goodwill" and ASC 985-20, "Costs of software to be sold, leased, or marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 350-30 requires intangible assets acquired in a business combination that are used in research and development activities to be considered indefinite lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  If the carrying amount of an intangible asset exceeds its fair value, an entity shall recognize an impairment loss in an amount equal to that excess. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2018, 2017 and 2016.

Revenue Recognition

The Building Technologies & Solutions business recognizes revenue from certain long-term contracts over the contractual period under the percentage-of-completion ("POC") method of accounting. This method of accounting recognizes sales and gross profit as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded primarily in accounts receivable. Likewise, contracts where billings to date have exceeded recognized revenues are recorded primarily in deferred revenue. Costs and earnings in excess of billings related to these contracts were $1,054 million and $908 million at September 30, 2018 and 2017, respectively. Billings in excess of costs and earnings related to these contracts were $535 million and $451 million at September 30, 2018 and 2017, respectively. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated contract losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The use of the POC method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods. The periodic reviews have not resulted in adjustments that were significant to the Company’s results of operations. The Company continually evaluates all of the assumptions, risks and uncertainties inherent with the application of the POC method of accounting.

The Building Technologies & Solutions business enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized on a straight-line basis over the respective contract term.

The Building Technologies & Solutions business also sells certain HVAC and refrigeration products and services in bundled arrangements, where multiple products and/or services are involved. Significant deliverables within these arrangements include equipment, commissioning, service labor and extended warranties. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period. In addition, the Building Technologies & Solutions business sells security monitoring systems that may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. Revenues associated with sale of equipment and related installations are recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services are recognized as services are rendered. In accordance with Accounting Standards Update ("ASU") No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force," the Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price method. In order to estimate relative selling price, market data and transfer price studies are utilized. Revenue recognized for security monitoring equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services. For transactions in which the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the customer relationship.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses for continuing operations in the consolidated statements of income. Such expenditures for the years ended September 30, 2018, 2017 and 2016 were $380 million, $360 million and $158 million, respectively.

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

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in net income for the years ended September 30, 2018, 2017 and 2016 were $(5) million, $94 million and $(95) million, respectively.

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

The Company is subject to laws and regulations relating to protecting the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements.

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company records receivables from third party insurers when recovery has been determined to be probable. The Company maintains captive insurance companies to manage its insurable liabilities.

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

In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims discounted to present value. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers. Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax basis of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the carrying or book value of deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements.

Retrospective Changes

Certain amounts as of September 30, 2017 and 2016 have been revised to conform to the current year's presentation.

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. During the quarter ended December 31, 2017, the Company adopted ASU No. 2016-09. As a result, the Company recognized deferred tax assets of $179 million in the consolidated statements of financial position related to certain operating loss carryforwards resulting from the exercise of employee stock options and vested restricted stock on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of October 1, 2017. Additionally, employee withholding taxes paid to taxing authorities for equity-based compensation transactions, previously classified as cash flows from operating activities, were reclassified to financing activities in the consolidated statements of cash flows for the fiscal years ended September 30, 2017 and 2016 for comparative purposes. The remaining provisions of ASU No. 2016-09 did not have a material impact on the Company's consolidated financial statements.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On August 17, 2018, the U.S. Securities and Exchange Commission ("SEC") issued the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. The amendments include removing the requirement to disclose the historical and pro forma ratio of earnings to fixed charges (Exhibit 12) and replacing the requirement to disclose the high and low trading prices of entity's ordinary shares with a requirement to disclose the ticker symbol of its shares. Additionally, the final rule extends to interim periods the annual disclosure requirement of presenting changes in each caption of stockholders' equity and the amount of dividends per share. These disclosures are required to be provided for the current and comparative year-to-date interim periods. The final rule is effective for all filings on or after November 5, 2018. The Company has adopted all relevant disclosure requirements for its annual report on Form 10-K for the year ended September 30, 2018.

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 ("SAB 118") to ASC 740 "Income Taxes." SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. Tax Reform under the "Tax Cuts and Jobs Act" in the period of enactment. SAB 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the "Tax Cuts and Jobs Act." The Company applied this guidance to its consolidated financial statements and related disclosures beginning in the quarter ended December 31, 2017. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further information.

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

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component of net periodic benefit cost to be presented with other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU also allows only the service cost component of net periodic benefit cost to be eligible for capitalization. The guidance will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance will be effective retrospectively except for the capitalization of the service cost component which should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements as the Company does not present a subtotal of income from operations within its consolidated statements of income.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The impact of this guidance for the Company will depend on the levels of restricted cash balances in the periods presented. As of September 30, 2016, the Company had approximately $2.0 billion of restricted cash related to restricted proceeds deposited into escrow from the issuance of $2.0 billion aggregate principal of unsecured, unsubordinated notes by Adient Global Holdings Ltd., that were released upon the completion of the Adient spin-off in October 2016. Upon adoption of ASU 2016-18, the restricted proceeds will be presented in the fiscal 2016 consolidated statements of cash flow as a financing activity inflow, and the release of the restricted proceeds will be presented in the fiscal 2017 consolidated statements of cash flow as a financing activity outflow. The impact of adoption of this standard on fiscal 2018 consolidated statements of cash flow is not expected to be material as the restricted cash balance at September 30, 2018 is $15 million.

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory." The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company expects that the cumulative effect of the adoption of ASU 2016-16 will result in a reduction to retained earnings of approximately $550 million.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 provides clarification guidance on eight specific cash flow presentation issues in order to reduce the diversity in practice. ASU No. 2016-15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deemed impracticable, in which case prospective application is permitted. The adoption of this guidance is expected to have an impact on the presentation of equity swap funding and settlement activities since the activity will change from an operating activity to an investing activity. The Company does not expect any other significant impacts as a result of adopting this standard.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2019 with early adoption permitted; however in July 2018 the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company has elected this transition method at the adoption date of October 1, 2019. The Company has started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. The new guidance will require the Company to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. Additionally in January 2018, the FASB issued ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which provides an optional transition practical expedient for existing or expired land easements that were not previously recorded as leases. The Company expects the new guidance will have a material impact on its consolidated statements of financial position for the addition of right-of-use assets and lease liabilities, but the Company does not expect it to have a material impact on its consolidated statements of income and its consolidated statements of cash flows.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including marketable securities. ASU No. 2016-01 will be effective for the Company for the quarter ending December 31, 2018, and early adoption is not permitted, with certain exceptions. The changes are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. Additionally in February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which provides additional clarification on certain topics addressed in ASU No. 2016-01. ASU No. 2018-01 will be effective for the Company when ASU No. 2016-01 is adopted. The impact of this guidance for the Company will depend on the magnitude of the unrealized gains and losses on the Company's marketable securities investments. The impact to beginning retained earnings as a result of the adoption of this guidance is not expected to be material.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU No. 2014-09 by one-year for all entities. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. Additionally, in March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," all of which provide additional clarification on certain topics addressed in ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 follow the same implementation guidelines as ASU No. 2014-09 and ASU No. 2015-14. The Company has elected to adopt the new revenue guidance as of October 1, 2018 using the modified retrospective approach. The Company has completed its evaluation of the new revenue recognition standard and has assessed the impact on its consolidated financial statements. Based on the Company’s evaluation of current contracts and significant revenue streams, revenue recognition is expected to be mostly consistent under both the current and new standard, with the exception of the Power Solutions business. Within the Power Solutions business, certain customers return battery cores which will be included in the transaction price as noncash consideration under the new revenue standard. This change is expected to result in an increase to annual Power Solutions revenue of approximately 10% - 15% and an immaterial impact to gross profit. The Company does not expect the new revenue standard will have a material impact on its consolidated statements of financial position or its consolidated statements of cash flows. Upon adoption of the new revenue recognition guidance, the Company expects to record approximately

$35 million to beginning retained earnings, which relates primarily to deferred revenue recorded for certain battery core returns that represent a material right provided to customers.

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

Tyco is a leading global provider of security products and services as well as fire detection and suppression products and services. The acquisition of Tyco brings together best-in-class product, technology and service capabilities across controls, fire, security, HVAC and power solutions to serve various end-markets including large institutions, commercial buildings, retail, industrial, small business and residential.  The combination of the Tyco and JCI Inc. buildings platforms creates immediate opportunities for near-term growth through cross-selling, complementary branch and channel networks, and expanded global reach for established businesses. The new Company also benefits by combining innovation capabilities and pipelines involving new products, advanced solutions for smart buildings and cities, value-added services driven by advanced data and analytics.

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

The following unaudited pro forma information assumes the acquisition had occurred on October 1, 2014, and had been included in the Company's consolidated statement of income for fiscal year 2016.

Year Ended September 30,
(in millions)	2016

Pro forma net sales	$29,647
Pro forma net income from continuing operations	1,143

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

3.ACQUISITIONS AND DIVESTITURES

Fiscal Year 2018

During fiscal 2018, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $21 million, all of which was paid as of September 30, 2018. The acquisitions in the aggregate were not material to the Company’s consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $14 million within the Global Products segment and $1 million within the Building Solutions EMEA/LA segment.

In the first quarter of fiscal 2018, the Company completed the sale of its Scott Safety business to 3M Company. The selling price, net of cash divested, was $2.0 billion, all of which was received as of September 30, 2018. In connection with the sale, the Company recorded a pre-tax gain of $114 million within selling, general and administrative expenses in the consolidated statements of income and reduced goodwill in assets held for sale by $1.2 billion. The gain, net of tax, recorded was $84 million. Net cash proceeds from the transaction of approximately $1.9 billion were used to repay a significant portion of the Tyco International Holding S.a.r.L.'s ("TSarl") $4.0 billion of merger-related debt. The Scott Safety business is included in the Global Products segment and was reported within assets and liabilities held for sale in the consolidated statements of financial position as of September 30, 2017. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's net assets held for sale.

Also during fiscal 2018, the Company completed certain divestitures primarily within the Global Products business. The combined selling price was $204 million, all of which was received as of September 30, 2018. In connection with the divestitures, the Company reduced goodwill by $35 million. The divestitures were not material to the Company's consolidated financial statements.

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

During fiscal 2017, the Company completed two divestitures for a combined selling price, net of cash divested, of $44 million, of which $40 million was received as of September 30, 2017. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company reduced goodwill by $19 million and $2 million in the Global Products segment and in the Building Solutions Asia Pacific segment, respectively.

During fiscal 2017, the Company completed one additional divestiture for a sales price of $4 million, all of which was received as of September 30, 2017. The divestiture decreased the Company's ownership from a controlling to noncontrolling interest, and as a result, the Company deconsolidated cash of $5 million. The divestiture was not material to the Company's consolidated financial statements.

During fiscal 2017, the Company received $52 million in net cash proceeds related to prior year business divestitures and paid $75 million related to prior year business acquisitions.

Fiscal Year 2016

On October 1, 2015, the Company formed a joint venture with Hitachi to expand its Building Technologies & Solutions product offerings. The Company acquired a 60% ownership interest in the new entity for approximately $208 million ($638 million purchase price less cash acquired of $430 million), $133 million of which was paid as of September 30, 2016. In connection with the acquisition, the Company recorded goodwill of $253 million related to purchase price allocations.

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

In the fourth quarter of fiscal 2016, the Company completed two divestitures for a combined sales price of $39 million, net of cash divested of $13 million. None of the sales proceeds were received as of September 30, 2016. The divestitures were not material to the Company's consolidated financial statements. In connection with the divestitures, the Company reduced goodwill by $16 million in the Global Products segment.

In the third quarter of fiscal 2016, the Company completed a divestiture for a sales price of $16 million, all of which was received as of September 30, 2016. The divestiture was not material to the Company's consolidated financial statements. In connection with the divestiture, the Company reduced goodwill by $3 million in the Building Solutions North America segment.

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

The following table summarizes the results of Adient, reclassified as discontinued operations for the fiscal years ended September 30, 2017 and 2016 (in millions). As the Adient spin-off occurred on October 31, 2016, there is only one month of Adient results included in the year ended September 30, 2017.

	Year Ended September 30,
	2017	2016

Net sales	$1,434	$16,837

Income from discontinued operations before income taxes	1	525
Provision for income taxes on discontinued operations	35	2,041
Income from discontinued operations attributable to noncontrolling interests, net of tax	9	84
Loss from discontinued operations	$(43)	$(1,600)

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

For the fiscal year ended September 30, 2017, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to the tax impacts of separation costs and Adient spin-off related tax expense, partially offset by non-U.S. tax rate differentials.

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

The following table summarizes depreciation and amortization, capital expenditures, and significant operating and investing non-cash items related to Adient for the fiscal years ended September 30, 2017 and 2016 (in millions):

	Year Ended September 30,
	2017	2016

Depreciation and amortization	$29	$331
Pension and postretirement benefit expense	—	113
Equity in earnings of partially-owned affiliates	(31)	(357)
Deferred income taxes	562	(476)
Non-cash restructuring and impairment costs	—	87
Equity-based compensation	1	16
Accrued income taxes	(808)	—
Other	—	(2)
Capital expenditures	(91)	(395)

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

The following table summarizes the carrying value of the Scott Safety assets and liabilities held for sale at September 30, 2017 (in millions):

September 30, 2017

Cash	$9
Accounts receivable - net	100
Inventories	75
Other current assets	5
Assets held for sale	$189

Property, plant and equipment - net	$79
Goodwill	1,248
Other intangible assets - net	592
Other noncurrent assets	1
Noncurrent assets held for sale	$1,920

Accounts payable	$37
Accrued compensation and benefits	10
Other current liabilities	25
Liabilities held for sale	$72

Other noncurrent liabilities	$173
Noncurrent liabilities held for sale	$173

5.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2018	2017

Raw materials and supplies	$990	$919
Work-in-process	545	567
Finished goods	1,689	1,723
Inventories	$3,224	$3,209

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2018	2017

Buildings and improvements	$2,537	$2,445
Subscriber systems	573	571
Machinery and equipment	6,049	5,572
Construction in progress	1,324	1,252
Land	363	373
Total property, plant and equipment	10,846	10,213
Less: accumulated depreciation	(4,675)	(4,092)
Property, plant and equipment - net	$6,171	$6,121

Interest costs capitalized during the fiscal years ended September 30, 2018, 2017 and 2016 were $29 million, $27 million and $19 million, respectively. Accumulated depreciation related to capital leases at September 30, 2018 and 2017 was $16 million and $13 million, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the fiscal years ended September 30, 2018 and 2017 were as follows (in millions):

	September 30, 2016	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2017
Building Technologies & Solutions
Building Solutions North America	$9,734	$(147)	$—	$50	$9,637
Building Solutions EMEA/LA	1,981	(37)	—	68	2,012
Building Solutions Asia Pacific	1,260	(14)	(2)	11	1,255
Global Products	6,963	(58)	(1,267)	49	5,687
Power Solutions	1,086	—	—	11	1,097
Total	$21,024	$(256)	$(1,269)	$189	$19,688

	September 30, 2017	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2018
Building Technologies & Solutions
Building Solutions North America	$9,637	$—	$—	$(34)	$9,603
Building Solutions EMEA/LA	2,012	1	—	(63)	1,950
Building Solutions Asia Pacific	1,255	—	—	(20)	1,235
Global Products	5,687	14	(35)	(73)	5,593
Power Solutions	1,097	—	—	(5)	1,092
Total	$19,688	$15	$(35)	$(195)	$19,473

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

At September 30, 2016, accumulated goodwill impairment charges included $47 million related to the Building Solutions EMEA/LA - Latin America reporting unit.

There were no goodwill impairments resulting from fiscal 2018 and 2017 annual impairment tests. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. The primary assumptions used in the impairment tests were management's projections of future cash flows. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,334	$(266)	$1,068	$1,328	$(137)	$1,191
Customer relationships	3,078	(664)	2,414	3,168	(486)	2,682
Miscellaneous	496	(200)	296	389	(147)	242
Total amortized intangible assets	4,908	(1,130)	3,778	4,885	(770)	4,115
Unamortized intangible assets
Trademarks/tradenames	2,448	—	2,448	2,483	—	2,483
Miscellaneous	122	—	122	143	—	143
	2,570	—	2,570	2,626	—	2,626
Total intangible assets	$7,478	$(1,130)	$6,348	$7,511	$(770)	$6,741

Refer to Note 2, "Merger Transaction," of the notes to consolidated financial statements for additional information of intangibles recorded as a result of the Tyco Merger.

Amortization of other intangible assets included within continuing operations for the fiscal years ended September 30, 2018, 2017 and 2016 was $384 million, $489 million and $116 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2019, 2020, 2021, 2022 and 2023 will be approximately $406 million, $394 million, $391 million, $378 million and $364 million, respectively. There were no indefinite-lived intangible asset impairments resulting from fiscal 2018, 2017 and 2016 annual impairment tests.

8.    LEASES

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment, primarily buildings and improvements, were $32 million and $17 million at September 30, 2018 and 2017, respectively.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense for continuing and discontinued operations for the fiscal years ended September 30, 2018, 2017 and 2016 was $467 million, $502 million and $402 million, respectively.

Future minimum capital and operating lease payments and the related present value of capital lease payments at September 30, 2018 were as follows (in millions):

	Capital Leases	Operating Leases
2019	$5	$348
2020	6	284
2021	6	208
2022	15	152
2023	2	111
After 2023	9	97
Total minimum lease payments	43	$1,200
Interest	(7)
Present value of net minimum lease payments	$36

9.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2018	2017
Bank borrowings and commercial paper	$1,315	$1,214
Weighted average interest rate on short-term debt outstanding	2.8%	1.6%

In connection with the Tyco Merger, JCI Inc. replaced its $2.5 billion committed five-year credit facility scheduled to mature in August 2018 with a $2.0 billion committed four-year credit facility scheduled to mature in August 2020. Additionally, TSarl, a wholly-owned subsidiary of Johnson Controls, entered into a $1.0 billion committed four-year credit facility scheduled to mature in August 2020. The TSarl facility was increased to $1.25 billion in March 2018. The facilities are used to support the Company's outstanding commercial paper. There were no draws on either committed credit facilities during the fiscal years ended September 30, 2018 and 2017. Commercial paper outstanding as of September 30, 2018 and 2017 was $879 million and $954 million, respectively.

In March 2018, the Company entered into a 364-day $250 million committed revolving credit facility scheduled to expire in March 2019. As of September 30, 2018, there were no draws on the facility.

In March 2018, a 364-day $150 million committed revolving credit facility expired. The Company entered into a new $150 million committed revolving credit facility scheduled to expire in February 2019. As of September 30, 2018, there were no draws on the facility.

In February 2018, a 364-day $150 million committed revolving credit facility expired. The Company entered into a new $150 million committed revolving credit facility scheduled to expire in February 2019. As of September 30, 2018, there were no draws on the facility.

In January 2018, a 364-day $250 million committed revolving credit facility expired. The Company entered into a new $200 million committed revolving credit facility scheduled to expire in January 2019. As of September 30, 2018, there were no draws on the facility.

In December 2017, the Company repaid a 364-day 150 million euro floating rate term loan, plus accrued interest, scheduled to mature in September 2018.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2018	2017
Unsecured notes
JCI plc - 1.4% due in 2018 ($259 million par value)	$—	$259
JCI Inc. - 1.4% due in 2018 ($41 million par value)	—	42
JCI plc - 3.75% due in 2018 ($49 million par value)	—	49
Tyco International Finance S.A. ("TIFSA") - 3.75% due in 2018 ($18 million par value)	—	18
JCI plc - 5.00% due in 2020 ($453 million par value)	452	452
JCI Inc. - 5.00% due in 2020 ($47 million par value)	47	47
JCI plc - 0.00% due in 2021 (€750 million par value)	868	—
JCI plc - 4.25% due in 2021 ($447 million par value)	446	446
JCI Inc. - 4.25% due in 2021 ($53 million par value)	53	53
JCI plc - 3.75% due in 2022 ($428 million par value)	427	427
JCI Inc. - 3.75% due in 2022 ($22 million par value)	22	22
JCI plc - 4.625% due in 2023 ($35 million par value)	37	38
TIFSA - 4.625% due in 2023 ($7 million par value)	8	8
JCI plc - 1.00% due in 2023 (€1,000 million par value)	1,154	1,171
JCI plc - 3.625% due in 2024 ($468 million par value)	468	468
JCI Inc. - 3.625% due in 2024 ($31 million par value)	31	31
JCI plc - 1.375% due in 2025 (€423 million par value)	501	510
TIFSA - 1.375% due in 2025 (€58 million par value)	69	70
JCI plc - 3.90% due in 2026 ($698 million par value)	755	763
TIFSA - 3.90% due in 2026 ($51 million par value)	52	53
JCI plc - 6.00% due in 2036 ($392 million par value)	388	388
JCI Inc. - 6.00% due in 2036 ($8 million par value)	8	8
JCI plc - 5.70% due in 2041 ($270 million par value)	269	269
JCI Inc. - 5.70% due in 2041 ($30 million par value)	30	30
JCI plc - 5.25% due in 2042 ($242 million par value)	242	242
JCI Inc. - 5.25% due in 2042 ($8 million par value)	8	8
JCI plc - 4.625% due in 2044 ($445 million par value)	441	441
JCI Inc. - 4.625% due in 2044 ($6 million par value)	6	6
JCI plc - 5.125% due in 2045 ($727 million par value)	867	872
TIFSA - 5.125% due in 2045 ($23 million par value)	23	23
JCI plc - 6.95% due in 2046 ($121 million par value)	121	121
JCI Inc. - 6.95% due in 2046 ($4 million par value)	4	4
JCI plc - 4.50% due in 2047 ($500 million par value)	496	495
JCI plc - 4.95% due in 2064 ($435 million par value)	434	434
JCI Inc. - 4.95% due in 2064 ($15 million par value)	15	15
TSarl - Term Loan A - LIBOR plus 1.25% due in 2020	364	3,700
TSarl - Term Loan B - €215 million; EURIBOR plus 0.62% due in 2020	250	—
JCI plc - Term Loan - 35 billion yen; LIBOR JPY plus 0.40% due in 2022	309	311
Capital lease obligations	36	19
Other	23	90
Gross long-term debt	9,724	12,403
Less: current portion	26	394
Less: debt issuance costs	44	45
Net long-term debt	$9,654	$11,964

The installments of long-term debt maturing in subsequent fiscal years are: 2019 - $26 million; 2020 - $1,118 million; 2021 - $1,371 million; 2022 - $772 million; 2023 - $1,201 million; 2024 and thereafter - $5,236 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for the fiscal years ended September 30, 2018, 2017 and 2016 was $415 million, $448 million and $319 million, respectively. The Company used financial instruments to manage its interest rate exposure in fiscal 2016 and the first quarter of 2017 (see Note 10, "Derivative Instruments and Hedging Activities," and Note 11, "Fair Value Measurements," of the notes to consolidated financial statements). These instruments affected the weighted average interest rate of the Company’s debt and interest expense.

Financing Arrangements

Financing in connection with Tyco Merger and subsequent activities

Simultaneously with the closing of the Tyco Merger on September 2, 2016, TSarl borrowed $4.0 billion under the Term Loan Credit Agreement dated as of March 10, 2016 with a syndicate of lenders, providing for a three and a half year senior unsecured term loan facility to finance the cash consideration for, and fees, expenses and costs incurred in connection with the Merger. During fiscal 2017, the Company partially repaid $300 million of the $4.0 billion floating rate term loan scheduled to expire in March 2020. In October 2017, the Company completed the previously announced sale of its Scott Safety business to 3M. Net cash proceeds from the transaction of approximately $1.9 billion were used to repay a significant portion of the TSarl $4.0 billion of merger related debt. In March 2018, the Company repaid $26 million in principal amount, plus accrued interest. In April 2018, the Company refinanced approximately $400 million of the TSarl merger related debt with commercial paper. In July 2018, the Company refinanced approximately $250 million in principal amount of the TSarl merger related debt with a 364-day $250 million floating rate term loan scheduled to mature in July 2019. In September 2018, the Company repaid approximately $450 million in principal amount, plus accrued interest, and refinanced approximately $250 million of the TSarl merger related debt with an 18-month 215 million euro floating rate term loan scheduled to mature in March 2020.

Other financing arrangements

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the years ended September 30, 2018, 2017 and 2016 contained the following components (in millions):

	Year Ended September 30,
	2018	2017	2016

Interest expense, net of capitalized interest costs	$437	$466	$293
Banking fees and bond cost amortization	58	67	30
Interest income	(29)	(19)	(12)
Net foreign exchange results for financing activities	(25)	(18)	(22)
Net financing charges	$441	$496	$289

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

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2018 and 2017.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and polypropylene in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at September 30, 2018 and 2017.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	September 30, 2018	September 30, 2017
Copper	3,175	1,962
Polypropylene	15,868	19,563
Lead	49,066	24,705
Aluminum	3,381	2,169
Tin	3,076	1,715

Fair Value Hedges

The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates for its fixed-rate bonds. As fair value hedges, the interest rate swaps and related debt balances are valued under a market approach using publicized swap curves. Changes in the fair value of the swap and hedged portion of the debt are recorded in the consolidated statements of income. As of September 30, 2016, the Company had four fixed to floating interest rate swaps totaling $400 million to hedge the coupon of its 2.6% notes that matured in December 2016, three fixed to floating interest rate swaps totaling $300 million to hedge the coupon of its 1.4% notes maturing November 2017 and one fixed to floating interest rate swap totaling $150 million to hedge the coupon of its 7.125% notes maturing in July 2017. In December 31, 2016, the remaining four outstanding interest rate swaps were terminated. The Company had no interest rate swaps outstanding at September 30, 2018 and 2017.

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At September 30, 2018, the Company had one billion euro, 750 million euro, 423 million euro, and 58 million euro in bonds and a 215 million euro term loan designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan. At September 30, 2017, the Company had one billion euro, 423 million euro and 58 million euro bonds designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2018, the Company hedged approximately 1.8 million of its ordinary shares, which have a cost basis of $73 million. As of September 30, 2017 the Company hedged approximately 1.4 million of its ordinary shares, which have a cost basis of $58 million.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Other current assets
Foreign currency exchange derivatives	$6	$27	$10	$—
Commodity derivatives	1	9	—	—
Other noncurrent assets
Equity swap	—	—	63	55
Total assets	$7	$36	$73	$55

Other current liabilities
Foreign currency exchange derivatives	$10	$21	$2	$25
Commodity derivatives	14	1	—	—
Long-term debt
Foreign currency denominated debt	3,149	2,058	—	—
Total liabilities	$3,173	$2,080	$2	$25

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

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of September 30, 2018 and 2017, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gross amount recognized	$80	$91	$3,175	$2,105
Gross amount eligible for offsetting	(12)	(16)	(12)	(16)
Net amount	$68	$75	$3,163	$2,089

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the fiscal years ended September 30, 2018, 2017 and 2016 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Year Ended September 30,
	2018	2017	2016
Foreign currency exchange derivatives	$2	$(1)	$(18)
Commodity derivatives	(14)	14	3
Total	$(12)	$13	$(15)
The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2018, 2017 and 2016 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2018	2017	2016
Foreign currency exchange derivatives	Cost of sales	$4	$25	$9
Foreign currency exchange derivatives	Loss from discontinued operations	—	—	(30)
Commodity derivatives	Cost of sales	12	8	(12)
Forward treasury locks	Net financing charges	—	—	1
Total		$16	$33	$(32)

The following table presents the location and amount of pre-tax gains (losses) on fair value hedges recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2018, 2017 and 2016 (in millions):

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2018	2017	2016
Interest rate swap	Net financing charges	$—	$(1)	$(5)
Fixed rate debt swapped to floating	Net financing charges	—	2	5
Total		$—	$1	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2018, 2017 and 2016 (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2018	2017	2016
Foreign currency exchange derivatives	Cost of sales	$5	$(1)	$(20)
Foreign currency exchange derivatives	Net financing charges	33	44	21
Foreign currency exchange derivatives	Income tax provision	(3)	(3)	4
Foreign currency exchange derivatives	Loss from discontinued operations	—	5	(30)
Equity swap	Selling, general and administrative	(8)	(3)	14
Total		$27	$42	$(11)

The pre-tax gains (losses) recorded in foreign currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges were $45 million, $(138) million and $(82) million for the years ended September 30, 2018, 2017 and 2016, respectively. For the years ended September 30, 2018, 2017 and 2016, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2018 and 2017 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$16	$—	$16	$—
Commodity derivatives	1	—	1	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Investments in marketable common stock	4	4	—	—
Deferred compensation plan assets	100	100	—	—
Exchange traded funds (fixed income)[1]	148	148	—	—
Exchange traded funds (equity)[1]	119	119	—	—
Equity swap	63	—	63	—
Total assets	$465	$385	$80	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Commodity derivatives	14	—	14	—
Total liabilities	$26	$—	$26	$—

	Fair Value Measurements Using:
	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$—	$27	$—
Commodity derivatives	9	—	9	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Investments in marketable common stock	10	10	—	—
Deferred compensation plan assets	92	92	—	—
Exchange traded funds (fixed income)[1]	155	155	—	—
Exchange traded funds (equity)[1]	100	100	—	—
Equity swap	55	—	55	—
Total assets	$462	$371	$91	$—
Other current liabilities
Foreign currency exchange derivatives	$46	$—	$46	$—
Commodity derivatives	1	—	1	—
Total liabilities	$47	$—	$47	$—

 1Classified as restricted investments for payment of asbestos liabilities. See Note 22, "Commitments and Contingencies" of the notes to consolidated financial statements for further details.

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

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. The Company recorded unrealized gains of $23 million and unrealized losses of $15 million on these investments as of September 30, 2018 within AOCI in the consolidated statements of financial position. The Company recorded unrealized gains of $10 million and unrealized losses of $6 million as of September 30, 2017 within AOCI in the consolidated statements of financial position. During the fiscal year ended September 30, 2018, the Company sold certain marketable common stock for approximately $3 million. As a result, the Company recorded $2 million of realized gains within selling, general and administrative expenses.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt was $9.6 billion and $12.7 billion at September 30, 2018 and 2017, respectively. The fair value of public debt was $8.6 billion at September 30, 2018 and 2017, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was $1.0 billion and $4.1 billion at September 30, 2018 and 2017 respectively, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION

On September 2, 2016, the shareholders of the Company approved the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The original effective date of this Plan was October 1, 2012. The Plan was amended and restated as of November 17, 2014 and was amended and restated again in connection with the Merger that was consummated on September 2, 2016 (the “Amendment Effective Date”). The amendment and restatement is intended to reflect the assumption into this Plan of the remaining share reserves under the Johnson Controls, Inc. 2012 Omnibus Incentive Plan and the Johnson Controls, Inc. 2003 Stock Plan for Outside Directors (the “Legacy Johnson Controls Plans”) as of the Amendment Effective Date. Following the Amendment Effective Date, no further awards may be made under the Legacy Johnson Controls Plans. The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based awards. The Compensation Committee of the Company's Board of Directors will determine the types of awards to be granted to individual participants and the terms and conditions of the awards. The Plan provides that 76 million shares of the Company's common stock are reserved for issuance under the 2012 Plan, and 45 million shares remain available for issuance at September 30, 2018.

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

Also in connection with the spin-off transaction, pursuant to the Employee Matters Agreement, employees of Adient were entitled to receive stock-based compensation awards of the Company and Adient in replacement of previously outstanding awards of the Company granted prior to the Spin Date. These awards include stock options, stock appreciation rights and nonvested restricted stock. Upon the Spin Date, the existing awards held by Adient employees were converted into new awards of the Company and

Adient on a pro rata basis and further adjusted based on a formula designed to preserve the intrinsic value of such awards. Additional compensation expense, if any, resulting from the modification of awards held by Adient employees is to be recorded by Adient.

The Company has four share-based compensation plans, which are described below. For the fiscal years ended September 30, 2018 and 2017, compensation cost charged against income for continuing operations, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $98 million and $134 million, respectively, all of which was recorded in selling, general and administrative expenses. For the fiscal year ended September 30, 2016, compensation cost charged against income for continuing operations, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $160 million, of which $121 million was recorded in selling, general and administrative expenses and $39 million was recorded in restructuring and impairment costs.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation.  The total income tax benefit recognized for continuing operations in the consolidated statements of income for share-based compensation arrangements was approximately $25 million, $53 million and $56 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.  The tax expense from the exercise and vesting of equity settled awards was $3 million for the fiscal year ended September 30, 2018 and recorded as part of the income tax provision upon adoption of ASU 2016-09 during the first quarter of fiscal 2018. The tax benefit from the exercise and vesting of equity settled awards was $4 million and $11 million for the fiscal years ended 2017 and 2016, respectively, and were recorded in capital in excess of par value.  The Company does not settle stock options granted under share-based payment arrangements to cash.

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of options represents the period of time that options granted are expected to be outstanding, assessed separately for executives and non-executives. The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2018, the expected volatility is based on the historical volatility of the Company's stock after the Adient spin-off blended with the historical volatility of certain peer companies' stock prior to the Adient spin-off over the most recent period corresponding to the expected life as of the grant date. For fiscal 2017, the expected volatility is based on historical volatility of certain peer companies over the most recent period corresponding to the expected life as of the grant date. For fiscal 2016, the expected volatility is based on the historical volatility of the Company's stock and other factors. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date. The Company uses historical data to estimate option exercises and employee terminations within the valuation model.

	Year Ended September 30,
	2018	2017	2016
Expected life of option (years)	6.5	4.75 & 6.5	6.4
Risk-free interest rate	2.28%	1.23% - 1.93%	1.64% - 1.70%
Expected volatility of the Company’s stock	23.70%	24.60%	36.00%
Expected dividend yield on the Company’s stock	2.78%	2.21%	2.11%

A summary of stock option activity at September 30, 2018, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2017	$32.76	19,730,443
Granted	37.32	1,376,807
Exercised	24.24	(2,733,159)
Forfeited or expired	38.62	(538,029)
Outstanding, September 30, 2018	$34.24	17,836,062	4.2	$84
Exercisable, September 30, 2018	$31.22	14,329,210	3.3	$84

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2018, 2017 and 2016 was $7.04, $7.81 and $13.14, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2018, 2017 and 2016 was approximately $38 million, $81 million and $39 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2018, 2017 and 2016 of approximately $66 million, $157 million and $70 million, respectively.

At September 30, 2018, the Company had approximately $13 million of total unrecognized compensation cost related to nonvested stock options granted for continuing operations. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2018 were as follows:

Expected life of SAR (years)	0.4 - 5.1
Risk-free interest rate	2.29% - 2.94%
Expected volatility of the Company’s stock	23.70%
Expected dividend yield on the Company’s stock	2.78%

A summary of SAR activity at September 30, 2018, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2017	$27.02	893,311
Granted	25.78	12,119
Exercised	26.13	(256,900)
Forfeited or expired	26.09	(21,829)
Outstanding, September 30, 2018	$27.39	626,701	3.2	$5
Exercisable, September 30, 2018	$26.52	590,556	3.1	$5

In conjunction with the exercise of SARs granted, the Company made payments of $3 million, $4 million and $8 million during the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

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

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2018, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2017	$44.48	6,961,706
Granted	37.21	2,274,160
Vested	39.84	(3,819,581)
Forfeited	39.38	(414,768)
Nonvested, September 30, 2018	$45.14	5,001,517

At September 30, 2018, the Company had approximately $80 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted for continuing operations. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The fair value of each PSU is estimated on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table. The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2018, the expected volatility is based on the historical volatility of the Company's stock after the Adient spin-off blended with the historical volatility of certain peer companies' stock prior to the Adient spin-off over the most recent three-year period as of the grant date. For fiscal 2017, the expected volatility is based on historical volatility of certain peer companies over the most recent three-year period as of the grant date.

	Year Ended September 30,
	2018	2017
Risk-free interest rate	1.92%	1.40%
Expected volatility of the Company’s stock	21.70%	21.00%

A summary of the status of the Company’s nonvested PSUs at September 30, 2018, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2017	$43.24	1,119,388
Granted	37.36	496,478
Forfeited	43.97	(203,576)
Nonvested, September 30, 2018	$41.07	1,412,290

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2018	2017	2016
Income (loss) Available to Ordinary Shareholders
Income from continuing operations	$2,162	$1,654	$732
Loss from discontinued operations	—	(43)	(1,600)
Basic and diluted income (loss) available to shareholders	$2,162	$1,611	$(868)

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	925.7	935.3	667.4
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	6.0	9.3	5.2
Diluted weighted average shares outstanding	931.7	944.6	672.6

Antidilutive Securities
Options to purchase shares	1.5	0.2	—

During the three months ended September 30, 2018 and 2017, the Company declared a dividend of $0.26 and $0.25, respectively, per share. During the twelve months ended September 30, 2018 and 2017, the Company declared four quarterly dividends totaling $1.04 and $1.00, respectively, per share. The company pays all dividends in the month subsequent to the end of each fiscal quarter.

14.    EQUITY AND NONCONTROLLING INTERESTS

Share Capital

In September 2016, as a result of the Tyco Merger and further discussed within Note 2, "Merger Transaction," of the notes to consolidated financial statements, each outstanding share of common stock, par value $1.00 per share, of JCI Inc. common stock (other than shares held by JCI Inc., Tyco and certain of their subsidiaries) was converted into the right to receive either cash or share consideration.

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

Share Repurchase Program

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. In December 2017, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal year 2018, the Company repurchased approximately $300 million of its shares. As of September 30, 2018, approximately $1.0 billion remains available under the share repurchase program. In November 2018, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization. During fiscal year 2017, the Company repurchased approximately $651 million of its shares. There were no shares repurchased between the closing of the Merger and September 30, 2016. Prior to the Merger, during fiscal year 2016, the Company repurchased approximately $501 million of its shares under JCI Inc.'s $3.65 billion share repurchase program.

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2015	$10,335	$163	$10,498
Total comprehensive income (loss):
Net income (loss)	(868)	168	(700)
Foreign currency translation adjustments	(105)	9	(96)
Realized and unrealized gains (losses) on derivatives	11	(1)	10
Unrealized losses on marketable securities	(1)	—	(1)
Pension and postretirement plans	(1)	—	(1)
Other comprehensive income (loss)	(96)	8	(88)
Comprehensive income (loss)	(964)	176	(788)
Other changes in equity:
Result of contribution of Johnson Controls, Inc. to Johnson Controls International plc	15,808	—	15,808
Cash dividends - common stock ($1.16 per share)	(752)	—	(752)
Dividends attributable to noncontrolling interests	—	(93)	(93)
Repurchases of common stock	(501)	—	(501)
Change in noncontrolling interest share	—	726	726
Other, including options exercised	192	—	192
At September 30, 2016	24,118	972	25,090
Total comprehensive income (loss):
Net income	1,611	164	1,775
Foreign currency translation adjustments	108	(18)	90
Realized and unrealized gains (losses) on derivatives	(14)	1	(13)
Realized and unrealized gains on marketable securities	5	—	5
Other comprehensive income (loss)	99	(17)	82
Comprehensive income	1,710	147	1,857
Other changes in equity:
Cash dividends - ordinary shares ($1.00 per share)	(938)	—	(938)
Dividends attributable to noncontrolling interests	—	(56)	(56)
Repurchases of ordinary shares	(651)	—	(651)
Change in noncontrolling interest share	—	(5)	(5)
Spin-off of Adient	(4,038)	(138)	(4,176)
Other, including options exercised	246	—	246
At September 30, 2017	20,447	920	21,367
Total comprehensive income (loss):
Net income	2,162	186	2,348
Foreign currency translation adjustments	(458)	(22)	(480)
Realized and unrealized losses on derivatives	(19)	(1)	(20)
Realized and unrealized gains on marketable securities	4	—	4
Other comprehensive loss	(473)	(23)	(496)
Comprehensive income	1,689	163	1,852
Other changes in equity:
Cash dividends - ordinary shares ($1.04 per share)	(968)	—	(968)
Dividends attributable to noncontrolling interests	—	(43)	(43)
Repurchases of ordinary shares	(300)	—	(300)
Change in noncontrolling interest share	—	23	23
Adoption of ASU 2016-09	179	—	179
Reclassification from redeemable noncontrolling interest	—	231	231
Other, including options exercised	117	—	117
At September 30, 2018	$21,164	$1,294	$22,458

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

The Company consolidates certain subsidiaries in which the noncontrolling interest party has within their control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value. As of September 30, 2018, the Company does not have any subsidiaries for which the noncontrolling interest party has within their control the right to require the Company to redeem any portion of its interests.

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2018	Year Ended September 30, 2017	Year Ended September 30, 2016
Beginning balance, September 30	$211	$234	$212
Net income	35	44	48
Foreign currency translation adjustments	(3)	13	2
Realized and unrealized losses on derivatives	(9)	(1)	(1)
Dividends	(3)	(43)	(27)
Reclassification to noncontrolling interest	(231)	—	—
Spin-off of Adient	—	(36)	—
Ending balance, September 30	$—	$211	$234

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30, 2018	Year Ended September 30, 2017	Year Ended September 30, 2016

Foreign currency translation adjustments
Balance at beginning of period	$(481)	$(1,152)	$(1,047)
Aggregate adjustment for the period (net of tax effect of $(3), $1 and $(43)) *	(458)	108	(105)
Adient spin-off impact (net of tax effect of $0)	—	563	—
Balance at end of period	(939)	(481)	(1,152)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	6	4	(7)
Current period changes in fair value (net of tax effect of $(4), $4 and $(5))	(8)	9	(10)
Reclassification to income (net of tax effect of $(5), $(10) and $11) **	(11)	(23)	21
Adient spin-off impact (net of tax effect of $0, $6, and $0)	—	16	—
Balance at end of period	(13)	6	4

Realize and unrealized gains (losses) on marketable securities
Balance at beginning of period	4	(1)	—
Current period changes in fair value (net of tax effect of $1, $1 and $0)	5	5	(1)
Reclassification to income (net of tax effect of $(1), $0 and $0) ***	(1)	—	—
Balance at end of period	8	4	(1)

Pension and postretirement plans
Balance at beginning of period	(2)	(4)	(3)
Reclassification to income (net of tax effect of $0) ****	—	—	(1)
Adient spin-off impact (net of tax effect of $0)	—	2	—
Balance at end of period	(2)	(2)	(4)

Accumulated other comprehensive loss, end of period	$(946)	$(473)	$(1,153)

* During fiscal 2018, $12 million of cumulative CTA was recognized as part of the divestiture-related gain recognized as part of the divestiture of Scott Safety.

** Refer to Note 10, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items on the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

*** During fiscal 2018, the Company sold certain marketable common stock for approximately $3 million. As a result, the Company recorded $2 million of realized gains within selling, general and administrative expenses.

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

For pension plans with accumulated benefit obligations ("ABO") that exceed plan assets, the projected benefit obligation ("PBO"), ABO and fair value of plan assets of those plans were $5,166 million, $5,072 million and $4,525 million, respectively, as of September 30, 2018 and $5,564 million, $5,465 million and $4,715 million, respectively, as of September 30, 2017.

In fiscal 2018, total employer contributions to the defined benefit pension plans were $53 million, of which $18 million were voluntary contributions made by the Company. The Company expects to contribute approximately $85 million in cash to its defined benefit pension plans in fiscal 2019. Projected benefit payments from the plans as of September 30, 2018 are estimated as follows (in millions):

2019	$317
2020	304
2021	304
2022	312
2023	316
2024-2028	1,628

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S. and Canada. Most non-U.S. employees are covered by government sponsored programs, and the cost to the Company is not significant.

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

In fiscal 2018, total employer contributions to the postretirement plans were $4 million. The Company expects to contribute approximately $15 million in cash to its postretirement plans in fiscal 2019. Projected benefit payments from the plans as of September 30, 2018 are estimated as follows (in millions):

2019	$19
2020	19
2021	19
2022	18
2023	18
2024-2028	74

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

Defined Contribution Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on predetermined percentages of compensation earned by the employee and/or will match a percentage of the employee contributions up to certain limits. Defined contribution plan contributions charged to expense for continuing and discontinued operations amounted to $205 million, $190 million and $179 million for the fiscal years ended 2018, 2017 and 2016, respectively.

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

The Company participates in approximately 290 multiemployer benefit plans, primarily related to its Building Technologies & Solutions business in the U.S., none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2018, 2017 and 2016 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $68 million, $67 million and $46 million to multiemployer benefit plans in fiscal 2018, 2017 and 2016, respectively.

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

Plan Assets

The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small to large capitalizations. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, diversify the expected investment returns relative to the equity and fixed income investments. As a result of the Company's diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

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

The Company’s plan assets at September 30, 2018 and 2017, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$23	$2	$21	$—

Equity Securities
Large-Cap	430	309	121	—
Small-Cap	282	282	—	—
International - Developed	411	365	46	—
International - Emerging	94	80	14	—

Fixed Income Securities
Government	333	307	26	—
Corporate/Other	1,183	1,119	64	—

Total Investments in the Fair Value Hierarchy	2,756	$2,464	$292	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	290

Total Plan Assets	$3,046

Non-U.S. Pension

Cash and Cash Equivalents	$44	$43	$1	$—

Equity Securities
Large-Cap	235	24	211	—
International - Developed	319	59	260	—
International - Emerging	15	1	14	—

Fixed Income Securities
Government	830	80	750	—
Corporate/Other	545	301	244	—

Hedge Fund	82	—	82	—

Real Estate	26	26	—	—

Total Investments in the Fair Value Hierarchy	2,096	$534	$1,562	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	21

Total Plan Assets	$2,117

Postretirement

Cash and Cash Equivalents	$13	$13	$—	$—

Equity Securities
Large-Cap	26	—	26	—
Small-Cap	8	—	8	—
International - Developed	20	—	20	—
International - Emerging	9	—	9	—

Fixed Income Securities
Government	20	—	20	—
Corporate/Other	55	—	55	—

Commodities	14	—	14	—

Real Estate	9	—	9	—

Total Plan Assets	$174	$13	$161	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$70	$2	$68	$—

Equity Securities
Large-Cap	652	375	277	—
Small-Cap	281	281	—	—
International - Developed	649	569	80	—
International - Emerging	51	24	27	—

Fixed Income Securities
Government	270	243	27	—
Corporate/Other	917	851	66	—

Total Investments in the Fair Value Hierarchy	2,890	$2,345	$545	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	275

Total Plan Assets	$3,165

Non-U.S. Pension

Cash and Cash Equivalents	$55	$45	$10	$—

Equity Securities
Large-Cap	242	18	224	—
Mid-Cap	2	2	—	—
International - Developed	517	58	459	—
International - Emerging	13	—	13	—

Fixed Income Securities
Government	618	74	544	—
Corporate/Other	569	292	277	—

Hedge Fund	112	—	112	—

Real Estate	24	24	—	—

Total Investments in the Fair Value Hierarchy	2,152	$513	$1,639	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	29

Total Plan Assets	$2,181

Postretirement

Cash and Cash Equivalents	$3	$—	$3	$—

Equity Securities
Large-Cap	28	—	28	—
Small-Cap	9	—	9	—
International - Developed	21	—	21	—
International - Emerging	11	—	11	—

Fixed Income Securities
Government	21	—	21	—
Corporate/Other	59	—	59	—

Commodities	15	—	15	—

Real Estate	10	—	10	—

Total Plan Assets	$177	$—	$177	$—

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

Real Estate: The fair value of real estate is determined by quoted market prices of the underlying Real Estate Investment Trusts
("REITs"), which are securities traded on an open exchange.

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

There were no Level 3 assets as of September 30, 2018 or 2017 or any Level 3 asset activity during fiscal 2018 or 2017.

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2018	2017	2018	2017	2018	2017

Accumulated Benefit Obligation	$3,154	$3,382	$2,444	$2,618	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	3,419	4,169	2,721	3,522	214	242
Service cost	15	18	23	32	2	2
Interest cost	105	113	57	48	7	6
Plan participant contributions	—	—	2	3	6	4
Adient spin-off impact	—	(18)	—	(619)	—	(17)
Actuarial (gain) loss	(70)	(131)	(67)	(194)	1	(1)
Amendments made during the year	—	—	—	—	(8)	—
Benefits and settlements paid	(278)	(732)	(130)	(116)	(24)	(25)
Estimated subsidy received	—	—	—	—	1	2
Curtailment	—	—	(2)	(19)	—	—
Other	—	—	(4)	(2)	(1)	—
Currency translation adjustment	—	—	(58)	66	(2)	1

Projected benefit obligation at end of year	$3,191	$3,419	$2,542	$2,721	$196	$214

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,165	$3,293	$2,181	$2,536	$177	$196
Actual return on plan assets	152	334	69	94	6	14
Adient spin-off impact	—	(16)	—	(440)	—	(13)
Employer and employee contributions	7	286	48	59	15	5
Benefits paid	(153)	(394)	(88)	(86)	(24)	(25)
Settlement payments	(125)	(338)	(42)	(30)	—	—
Other	—	—	(2)	(2)	—	—
Currency translation adjustment	—	—	(49)	50	—	—

Fair value of plan assets at end of year	$3,046	$3,165	$2,117	$2,181	$174	$177

Funded status	$(145)	$(254)	$(425)	$(540)	$(22)	$(37)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$63	$46	$26	$27	$61	$64
Accrued benefit liability	(208)	(300)	(451)	(567)	(83)	(101)

Net amount recognized	$(145)	$(254)	$(425)	$(540)	$(22)	$(37)

Weighted Average Assumptions (1)
Discount rate (2)	4.10%	3.80%	2.45%	2.40%	3.80%	3.70%
Rate of compensation increase	3.50%	3.20%	2.95%	2.90%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2018 and 2017.

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

Accumulated Other Comprehensive Income

The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2018 and 2017 related to pension and postretirement benefits are not significant.

The amounts in AOCI expected to be recognized as components of net periodic benefit cost (credit) over the next fiscal related to pension and postretirement benefits are not significant.

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit cost (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefit Cost (Credit):
Service cost	$15	$18	$16	$23	$32	$30	$2	$2	$2
Interest cost	105	113	104	57	48	44	7	6	6
Expected return on plan assets	(229)	(229)	(191)	(114)	(92)	(61)	(10)	(10)	(10)
Net actuarial (gain) loss	7	(220)	268	(22)	(195)	237	5	(5)	(2)
Amortization of prior service cost (credit)	—	—	—	—	—	1	—	—	(1)
Curtailment gain	—	—	—	(2)	(19)	—	—	—	—
Settlement (gain) loss	—	(16)	11	—	(1)	6	—	—	—

Net periodic benefit cost (credit)	(102)	(334)	208	(58)	(227)	257	4	(7)	(5)
Net periodic benefit (cost) credit related to discontinued operations	—	—	(1)	—	—	(111)	—	—	(1)

Net periodic benefit cost (credit) included in continuing operations	$(102)	$(334)	$207	$(58)	$(227)	$146	$4	$(7)	$(6)

Expense Assumptions:
Discount rate	3.80%	3.70%	4.40%	2.40%	1.90%	3.10%	3.70%	3.30%	3.75%
Expected return on plan assets	7.50%	7.50%	7.50%	5.35%	4.60%	4.50%	5.65%	5.60%	5.45%
Rate of compensation increase	3.20%	3.20%	3.25%	2.90%	2.65%	3.30%	NA	NA	NA

16.    SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2018, the Company committed to a significant restructuring plan (2018 Plan) and recorded $263 million of restructuring and impairment costs in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $113 million related to the Global Products segment, $56 million related to the Building Solutions EMEA/LA segment, $50 million related to Corporate, $20 million related to the Building Solutions North America segment, $16 million related to the Building Solutions Asia Pacific segment and $8 million related to the Power Solutions segment. The restructuring actions are expected to be substantially complete in 2020.

The following table summarizes the changes in the Company’s 2018 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$209	$42	$12	$263
Utilized—cash	(45)	—	(2)	(47)
Utilized—noncash	—	(42)	—	(42)
Balance at September 30, 2018	$164	$—	$10	$174

In fiscal 2017, the Company committed to a significant restructuring plan (2017 Plan) and recorded $367 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $166 million related to Corporate, $74 million related to the Building Solutions EMEA/LA segment, $59 million related to the Building Solutions North America segment, $32 million related to the Global Products segment, $20 million related to the Power Solutions segment and $16 million related to the Building Solutions Asia Pacific segment. The restructuring actions are expected to be substantially complete in fiscal 2019.

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$276	$77	$14	$—	$367
Utilized—cash	(75)	—	—	—	(75)
Utilized—noncash	—	(77)	(1)	—	(78)
Adjustment to restructuring reserves	25	—	—	—	25
Balance at September 30, 2017	$226	$—	$13	$—	$239
Utilized—cash	(152)	—	(6)	—	(158)
Utilized—noncash	—	—	—	(1)	(1)
Balance at September 30, 2018	$74	$—	$7	$(1)	$80

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $288 million of restructuring and impairment costs in the consolidated statements of income. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions and Power Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. Of the restructuring and impairment costs recorded, $161 million related to Corporate, $66 million related to the Power Solutions segment, $44 million related to the Global Products segment and $17 million related to the Building Solutions EMEA/LA segment. The restructuring actions are expected to be substantially complete in fiscal 2019. Included in the reserve is $56 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

Additionally, the Company recorded $332 million of restructuring and impairment costs within discontinued operations related to Adient in fiscal 2016.

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(86)	—	(2)	—	(88)
Utilized—noncash	—	—	—	1	1
Adjustment to restructuring reserves	(25)	—	—	—	(25)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Adjustment to acquired Tyco restructuring reserves	(22)	—	—	—	(22)
Balance at September 30, 2017	$84	$—	$6	$2	$92
Utilized—cash	(17)	—	(2)	—	(19)
Balance at September 30, 2018	$67	$—	$4	$2	$73

The Company's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 11,500 employees (9,100 for the Building Technologies & Solutions business, 2,200 for Corporate and 200 for Power Solutions). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2018, approximately 4,900 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twelve plant closures in the Building Technologies & Solutions business. As of September 30, 2018, seven of the twelve plants have been closed.

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

17.    IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets," ASC 350-30, "General Intangibles Other than Goodwill" and ASC 985-20, "Costs of software to be sold, leased, or marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 350-30 requires intangible assets acquired in a business combination that are used in research and development activities be considered indefinite lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the carrying amount of an intangible asset exceeds its fair value, an entity shall recognize an impairment loss in an amount equal to that excess. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off.

In fiscal 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2018. As a result, the Company reviewed the long-lived assets for impairment and recorded $42 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $31 million related to the Global Products segment, $6 million related to the Power Solutions segment and $5 million related to Corporate assets. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

In fiscal 2016, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2016. As a result, the Company reviewed the long-lived assets for impairment and recorded $103 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charges, $64 million related to the Power Solutions segment, $24 million related to Corporate assets, $8 million related to the Global Products segment, $4 million related to the Building Solutions Asia Pacific segment and $3 million related to the Building Solutions EMEA/LA segment. In addition, the Company recorded $87 million of asset impairments within discontinued operations related to Adient in fiscal 2016. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At September 30, 2018, 2017 and 2016, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, "Summary of Significant Accounting Policies," and Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing.

18.    INCOME TAXES

For fiscal 2018 and 2017, the more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2018	2017
Tax expense at Ireland statutory rate	$363	$320
U.S. state income tax, net of federal benefit	24	23
Income subject to the U.S. federal tax rate	16	(188)
Income subject to rates different than the statutory rate	(164)	256
Reserve and valuation allowance adjustments	31	(164)
Impact of acquisitions and divestitures	145	475
U.S. Tax Reform discrete items	108	—
Restructuring and impairment costs	(5)	(17)
Income tax provision	$518	$705

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. The effective rate is above the statutory rate of 12.5% for fiscal 2018 primarily due to the discrete net impacts of U.S. Tax Reform, final income tax effects of the completed divestiture of the Scott Safety business, legal entity restructuring associated with the Power Solutions business, valuation allowance adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives, tax audit closures and tax benefits due to changes in entity tax status. The effective rate is above the statutory rate of 12.5% for fiscal 2017 primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business, the income tax effects of pension mark-to-market gains and tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction and integration costs, purchase accounting adjustments, tax audit closures, a tax benefit due to changes in entity tax status and the benefits of continuing global tax planning initiatives.

For fiscal 2016, the more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

Year Ended September 30,
2016
Tax expense at U.S. federal statutory rate	$371
State income taxes, net of federal benefit	(6)
Foreign income tax expense at different rates and foreign losses without tax benefits	(122)
U.S. tax on foreign income	(194)
U.S. credits and incentives	(14)
Impact of acquisitions and divestitures	163
Restructuring and impairment costs	28
Other	(29)
Income tax provision	$197

The U.S. federal statutory tax rate is being used as a comparison since the Company was a U.S. domiciled company for 11 months of fiscal 2016. The effective rate is below the U.S. statutory rate for fiscal 2016 primarily due to the benefits of continuing global tax planning initiatives and foreign tax rate differentials, partially offset by the jurisdictional mix of restructuring and impairment costs, and the tax impacts of the Merger and integration related costs.

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

In the fourth quarter of fiscal 2018, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering feasible tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Germany would not be realized. Therefore, the Company recorded $56 million of valuation allowances as income tax expense in the three month period ended September 30, 2018.

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

At September 30, 2018, the Company had gross tax effected unrecognized tax benefits for continuing operations of $2,379 million of which $2,246 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2018 was approximately $119 million (net of tax benefit).

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2018	2017	2016
Beginning balance, October 1	$2,173	$1,706	$1,052
Additions for tax positions related to the current year	444	613	442
Additions for tax positions of prior years	7	116	15
Reductions for tax positions of prior years	(201)	(44)	(66)
Settlements with taxing authorities	(19)	(95)	(104)
Statute closings and audit resolutions	(25)	(264)	(30)
Acquisition of business	—	141	397
Ending balance, September 30	$2,379	$2,173	$1,706

During fiscal 2018, the Company settled tax examinations impacting fiscal years 2010 to fiscal 2012 which resulted in a $25 million net benefit to income tax expense.

During fiscal 2017, the Company settled a significant number of tax examinations impacting fiscal years 2006 to fiscal 2014. In the fourth quarter of fiscal 2017, income tax audit resolutions resulted in a net $191 million benefit to income tax expense.

In the U.S., fiscal years 2015 through 2016 are currently under exam by the Internal Revenue Service ("IRS") for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2017
China	2008 - 2016
France	2010 - 2012; 2015-2016
Germany	2007 - 2016
Spain	2010 - 2012
United Kingdom	2012 - 2015

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact to tax expense.

Other Tax Matters

In the fourth quarter of fiscal 2018, the Company recorded a tax benefit of $139 million due to changes in entity tax status.

In the fourth quarter of fiscal 2018, the Company recorded a tax charge of $129 million due to legal entity restructuring associated with the Power Solutions business.

In the first quarter of fiscal 2018, the Company completed the sale of its Scott Safety business to 3M Company. In connection with the sale, the Company recorded a pre-tax gain of $114 million and income tax expense of $30 million. In addition, during fiscal 2017, the Company recorded a discrete non-cash tax charge of $490 million related to establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries of the Scott Safety business. Refer to Note 3, "Acquisitions and Divestitures," and Note 4, "Discontinued Operations," of the notes to consolidated financial statements for additional information.

During fiscal 2018 and 2017, the Company recorded transaction and integration costs of $234 million and $428 million, respectively. These costs generated tax benefits of $27 million and $69 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

During fiscal 2018, 2017 and 2016, the Company incurred significant charges for restructuring and impairment costs of $263 million, $367 million and $288 million, respectively. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. These costs generated tax benefits of $38 million, $63 million and $76 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

During fiscal 2018, 2017 and 2016, the Company recorded pension mark-to-market gains (losses) of $10 million, $420 million and $(393) million, respectively. These gains generated tax expense (benefit) of $(3) million, $126 million and $(119) million, respectively, which reflects the Company’s current tax position in these jurisdictions.

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

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded as part of the acquired liabilities of Tyco $290 million of post sale contingent tax indemnification liabilities which is generally recorded within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. At September 30, 2018 and 2017, the Company recorded liabilities of $255 million and $290 million, respectively. Of the $255 million recorded as of September 30, 2018, $235 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On December 22, 2017, the “Tax Cuts and Jobs Act” (H.R. 1) was enacted and significantly revises U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system and various base erosion minimum tax provisions.

In connection with the Company’s analysis of the impact of the U.S. tax law changes, which is provisional and subject to change, the Company recorded a net tax charge of $108 million during fiscal 2018. This provisional net tax charge arises from a benefit of $108 million due to the remeasurement of U.S. deferred tax assets and liabilities, offset by the Company’s tax charge relating to the one-time transition tax on deemed repatriated earnings, inclusive of all relevant taxes, of $216 million. The Company’s estimated benefit of the remeasurement of U.S. deferred tax assets and liabilities increased from $101 million as of December 31, 2017 to $108 million as of September 30, 2018 due to calculation refinement of the Company’s estimated impact. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Company’s tax charge for transition tax decreased from $305 million as of December 31, 2017 to $216 million as of September 30, 2018 due to further analysis of the Company’s post-1986 non-U.S. earnings and profits (“E&P”) previously deferred from U.S. federal taxation and refinement of the estimated impact of tax law changes.

Based on the effective dates of certain aspects of the U.S. tax law changes, various applicable impacts of the enacted legislation could not be finalized as of September 30, 2018. While the Company made reasonable estimates of the impact of the transition tax, the final impact of the U.S. tax law changes may differ from these estimated impacts, due to, future treasury regulations, tax law technical corrections, notices, rulings, refined computations, and other items. The Company will finalize such provisional amounts within the time period prescribed by Staff Accounting Bulletin 118.

During the fiscal years ended 2018, 2017 and 2016, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Continuing Operations

Components of the provision for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2018	2017	2016
Current
U.S. federal	$515	$(225)	$169
U.S. state	34	(6)	5
Non-U.S.	605	373	788
	1,154	142	962
Deferred
U.S. federal	(284)	593	(321)
U.S. state	(11)	41	(15)
Non-U.S.	(341)	(71)	(429)
	(636)	563	(765)

Income tax provision	$518	$705	$197

Consolidated U.S. income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2018, 2017 and 2016 was income of $773 million, $868 million and $943 million, respectively. Consolidated non-U.S. income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2018, 2017 and 2016 was income of $2,128 million, $1,690 million and $119 million, respectively.

Income taxes paid for the fiscal years ended September 30, 2018, 2017 and 2016 were $517 million, $1,756 million and $1,388 million, respectively. At September 30, 2018 and 2017, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $336 million and $625 million, respectively, of accrued income tax liabilities.

The Company has not provided U.S. or non-U.S. income taxes on approximately $19.5 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc. The Company is indefinitely reinvested in these basis differences. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reduced, it is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences. In fiscal 2018, due to U.S. Tax Reform, the Company provided income tax related to the change in the Company’s assertion over the outside basis difference of certain non-U.S. subsidiaries owned directly or indirectly by U.S. subsidiaries. Under U.S. Tax Reform, the U.S. has enacted a tax system that provides an exemption for dividends received by U.S. corporations from 10% or more owned non-U.S. corporations. However, certain non-U.S, U.S. state and withholding taxes may still apply when closing an outside basis difference via distribution or other transactions.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2018	2017
Other noncurrent assets	1,591	2,360
Other noncurrent liabilities	(763)	(1,733)

Net deferred tax asset	$828	$627

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2018	2017
Deferred tax assets
Accrued expenses and reserves	$490	$891
Employee and retiree benefits	193	373
Net operating loss and other credit carryforwards	6,510	5,130
Research and development	93	188
Other, net	—	26
	7,286	6,608
Valuation allowances	(5,195)	(3,838)
	2,091	2,770
Deferred tax liabilities
Property, plant and equipment	172	247
Subsidiaries, joint ventures and partnerships	306	789
Intangible assets	713	1,107
Other, net	72	—
	1,263	2,143

Net deferred tax asset	$828	$627

At September 30, 2018, the Company had available net operating loss carryforwards of approximately $24.3 billion, of which $13.5 billion will expire at various dates between 2019 and 2038, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2018 of $624 million which may be carried back to fiscal period 2016 or which will otherwise expire at various dates between 2020 and 2024. The valuation allowance, generally, is for loss carryforwards for which realization is uncertain because it is unlikely that the losses will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

During the first quarter of 2018, the Company adopted ASU 2016-09. As a result, the Company recognized deferred tax assets of $179 million in the consolidated statements of financial position related to certain operating loss carryforwards resulting from the exercise of employee stock options and restricted stock vestings on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of October 1, 2017.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2018	2017	2016
Net Sales
Building Technologies & Solutions
Building Solutions North America	$8,679	$8,341	$4,687
Building Solutions EMEA/LA	3,696	3,595	1,613
Building Solutions Asia Pacific	2,553	2,444	1,736
Global Products	8,472	8,455	6,148
	23,400	22,835	14,184
Power Solutions	8,000	7,337	6,653

Total net sales	$31,400	$30,172	$20,837

	Year Ended September 30,
	2018	2017	2016
Segment EBITA
Building Technologies & Solutions
Building Solutions North America (1)	$1,109	$1,039	$494
Building Solutions EMEA/LA (2)	344	290	74
Building Solutions Asia Pacific (3)	347	323	222
Global Products (4)	1,338	1,179	637
	3,138	2,831	1,427
Power Solutions (5)	1,417	1,427	1,327
Total segment EBITA	$4,555	$4,258	$2,754

Amortization of intangible assets	(384)	(489)	(116)
Corporate expenses (6)	(576)	(768)	(607)
Net financing charges	(441)	(496)	(289)
Restructuring and impairment costs	(263)	(367)	(288)
Net mark-to-market adjustments on pension and postretirement plans	10	420	(393)

Income from continuing operations before income taxes	$2,901	$2,558	$1,061

	September 30,
	2018	2017	2016
Assets
Building Technologies & Solutions (7)
Building Solutions North America (8)	$15,384	$15,228	$15,554
Building Solutions EMEA/LA (9)	4,997	4,885	4,649
Building Solutions Asia Pacific (10)	2,743	2,575	2,521
Global Products (11)	14,261	14,018	15,782
	37,385	36,706	38,506
Power Solutions (12)	7,996	7,894	6,793
Assets held for sale	—	2,109	13,186
Unallocated	3,416	5,175	4,694

Total	$48,797	$51,884	$63,179

	Year Ended September 30,
	2018	2017	2016
Depreciation/Amortization
Building Technologies & Solutions
Building Solutions North America	$236	$272	$49
Building Solutions EMEA/LA	110	140	14
Building Solutions Asia Pacific	28	37	11
Global Products	390	410	230
	764	859	304
Power Solutions	256	236	238
Corporate	65	64	80
Discontinued Operations	—	29	331

Total	$1,085	$1,188	$953

	Year Ended September 30,
	2018	2017	2016
Capital Expenditures
Building Technologies & Solutions
Building Solutions North America	$114	$107	$16
Building Solutions EMEA/LA	73	98	19
Building Solutions Asia Pacific	26	27	7
Global Products	307	421	304
	520	653	346
Automotive Experience
Seating	—	62	392
Interiors	—	1	3
	—	63	395
Power Solutions	372	481	357
Corporate	138	146	151

Total	$1,030	$1,343	$1,249

(1)	Building Solutions North America segment EBITA for the year ended September 30, 2018 and 2017 excludes $20 million and $59 million, respectively, of restructuring and impairment costs.

(2)
Building Solutions EMEA/LA segment EBITA for the years ended September 30, 2018, 2017 and 2016 excludes $56 million, $74 million and $17 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2018, 2017 and 2016, EMEA/LA segment EBITA includes $1 million, $5 million and $11 million, respectively, of equity income.

(3)
Building Solutions Asia Pacific segment EBITA for the year ended September 30, 2018 and 2017 excludes $16 million and $16 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2018, 2017 and 2016, Asia Pacific segment EBITA includes $1 million, $1 million and $1 million, respectively, of equity income.

(4)
Global Products segment EBITA for the years ended September 30, 2018, 2017 and 2016 excludes $113 million, $32 million and $44 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2018, 2017 and 2016, Global Products segment EBITA includes $175 million, $151 million and $114 million, respectively, of equity income.

(5)
Power Solutions segment EBITA for the years ended September 30, 2018, 2017 and 2016 excludes $8 million, $20 million and $66 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2018, 2017 and 2016, Power Solutions segment EBITA includes $58 million, $83 million and $48 million, respectively, of equity income.

(6)	Corporate expenses for the years ended September 30, 2018, 2017 and 2016 excludes $50 million, $166 million and $161 million, respectively, of restructuring and impairment costs.

(7)
Prior year amounts exclude assets held for sale. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

(8)	Buildings Solutions North America assets as of September 2018, 2017 and 2016, include $8 million, $8 million and $7 million, respectively, of investments in partially-owned affiliates.

(9)	Building Solutions EMEA/LA assets as of September 30, 2018, 2017 and 2016, include $99 million, $107 million and $103 million, respectively, of investments in partially-owned affiliates.

(10)	Building Solutions Asia Pacific assets as of September 30, 2018 include $1 million of investments in partially-owned affiliates.

(11)	Global Products assets as of September 30, 2018, 2017 and 2016, include $740 million, $629 million and $513 million, respectively, of investments in partially-owned affiliates.

(12)	Power Solutions assets as of September 30, 2018, 2017 and 2016, include $453 million, $447 million and $367 million, respectively, of investments in partially-owned affiliates.

In fiscal years 2018, 2017 and 2016, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2018	2017	2016
Net Sales
United States	$14,625	$14,495	$9,633
China	2,166	2,046	1,620
Japan	1,903	1,816	1,805
Germany	1,961	1,779	1,430
United Kingdom	1,139	928	291
Mexico	909	840	639
Other foreign	5,692	5,408	3,602
Other European countries	3,005	2,860	1,817

Total	$31,400	$30,172	$20,837

Long-Lived Assets (Year-end)
United States	$3,216	$3,155	$2,880
China	766	535	484
Japan	209	180	188
Germany	275	290	287
United Kingdom	73	109	103
Mexico	531	489	457
Other foreign	659	821	785
Other European countries	442	542	448

Total	$6,171	$6,121	$5,632

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

20.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2018 and 2017. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2018, 2017 and 2016.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of continuing operations of such nonconsolidated partially-owned affiliates accounted for under the equity method.

Summarized balance sheet data as of September 30 is as follows (in millions):

	2018	2017
Current assets	$4,307	$4,034
Noncurrent assets	1,654	1,513
Total assets	$5,961	$5,547

Current liabilities	$2,718	$2,470
Noncurrent liabilities	459	478
Noncontrolling interests	39	33
Shareholders’ equity	2,745	2,566
Total liabilities and shareholders’ equity	$5,961	$5,547

Summarized income statement data for the years ended September 30 is as follows (in millions):

	2018	2017	2016
Net sales	$7,686	$6,445	$5,329
Gross profit	1,855	1,510	1,323
Net income	547	517	415
Income attributable to noncontrolling interests	10	11	16
Net income attributable to the entity	537	506	399

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

The Company’s product warranty liability for continuing operations is recorded in the consolidated statements of financial position in deferred revenue and other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

The changes in the carrying amount of the Company’s total product warranty liability, including extended warranties for which deferred revenue is recorded, for the fiscal years ended September 30, 2018 and 2017 were as follows (in millions):

	Year Ended September 30,
	2018	2017
Balance at beginning of period	$409	$374
Accruals for warranties issued during the period	309	312
Accruals from acquisitions and divestitures (1)	—	7
Accruals related to pre-existing warranties (including changes in estimates)	(26)	(4)
Settlements made (in cash or in kind) during the period	(297)	(280)
Currency translation	(3)	—
Balance at end of period	$392	$409

(1) The year ended September 30, 2017 includes $13 million of product warranties transferred to liabilities held for sale on the consolidated statements of financial position. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

As a result of the Tyco Merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities which is generally recorded within other noncurrent liabilities in the consolidated statements of financial position. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. At September 30, 2018 and 2017, the Company recorded liabilities of $255 million and $290 million, respectively. Of the $255 million recorded as of September 30, 2018, $235 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements.

22.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2018, reserves for environmental liabilities totaled $42 million, of which $11 million was recorded within other current liabilities and $31 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $51 million at September 30, 2017, of which $10 million was recorded within other current liabilities and $41 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At September 30, 2018 and 2017, the Company recorded conditional asset retirement obligations of $45 million and $61 million, respectively.

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

As of September 30, 2018, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $173 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $550 million, of which $55 million was recorded in other current liabilities and $495 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $377 million, of which $33 million was recorded in other current assets and $344 million was recorded in other noncurrent assets. Assets included $6 million of cash and $281 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2018 was $90 million. As of September 30, 2017, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $181 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $573 million, of which $48 million was recorded in other current liabilities and $525 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $392 million, of which $53 million was recorded in other current assets and $339 million was recorded in other noncurrent assets. Assets included $22 million of cash and $269 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2017 was $101 million.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2018 and 2017, the insurable liabilities totaled $417 million and $445 million, respectively, of which $95 million and $122 million was recorded within other current liabilities, $22 million and $22 million was recorded within accrued compensation and benefits, and $300 million and $301 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at September 30, 2018 was $26 million, of which $6 million was recorded within other current assets and $20 million was recorded within other noncurrent assets. The amount of such receivables recorded at September 30, 2017 was $46 million, of which $31 million was recorded within other current assets and $15 million was recorded within other noncurrent assets. The Company maintains captive insurance companies to manage its insurable liabilities.

Arbitration Award

In September 2017, the Company was subject to an unfavorable arbitration award of approximately $50 million relating to a contractual dispute with a subcontractor used by the Company at an airport construction project in Doha, Qatar. In connection with the unfavorable arbitration award, the Company recorded a charge of $50 million within selling, general and administrative expenses on the consolidated statements of income in the fourth quarter of fiscal 2017. The airport project is being managed by a steering committee. The Company and the subcontractor were working jointly to document claims for increased costs against the steering committee when the subcontractor initiated the arbitration proceeding against the Company. Pursuant to its arbitration proceeding against the Company, the subcontractor sought to recover costs it alleges it incurred due to project delays, additional work and related financing costs. The Company has filed annulment proceedings with respect to the arbitration award in the local court in Qatar. In October 2018, the annulment proceeding was dismissed by the court. While the award remains outstanding, a portion of the balance will accrue interest at a statutory rate of 9.56%.

In a related action, the Company has initiated an arbitration claim against the steering committee related to costs it incurred in connection with delays of the airport construction project, including costs related to the above award. The arbitrator is expected to issue a decision on the Company’s claims against the steering committee by the end of the first quarter of fiscal 2019.

Aqueous Film-Forming Foam ("AFFF") Litigation

Two of our subsidiaries, Chemguard, Inc. ("Chemguard") and Tyco Fire Products L.P. ("Tyco Fire Products"), have been named, along with other defendant manufacturers, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the "DOD") and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products manufactured by defendants contain or break down into the chemicals perfluorooctane sulfonate ("PFOS") and perfluorooctanoic acid ("PFOA") and/or other per- and poly fluorinated ("PFAS") compounds and that the use of these products by others at various airbases, airports and other sites resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports, airbases and other sites. PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued regulatory limits, however; while those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.

Plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values, and also seek punitive damages and injunctive relief to address remediation of the alleged contamination. The Company is named in 19 putative class actions in federal and state courts in six states as set forth below:

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

Delaware

•	District of Delaware - Anderson v. The 3M Company et al., filed May 18, 2018 in the United States District Court District of Delaware.

•	District of Delaware - Grubb v. The 3M Company et al., filed October 30, 2018 in the United States District Court District of Delaware.

Massachusetts

•	District of Massachusetts - Civitarese et al. v. The 3M Company et al., filed April 18, 2018 in the United States District Court of Massachusetts.

Washington

•	Eastern District of Washington - Ackerman et al. v. The 3M Company et al., filed April 5, 2018 in the United States District Court, Eastern District of Washington.

New York

•	Eastern District of New York - Green et al. v. The 3M Company et al., filed March 27, 2017 in Supreme Court of the State of New York, Suffolk County, prior to removal to federal court.

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

•	Eastern District of New York - Singer et al. v. The 3M Company et al., filed October 10, 2017, in Supreme Court of the State of New York, Suffolk County, prior to removal to federal court.

•	Eastern District of New York - Shipman et al. v. The 3M Company et al., filed March 21, 2018, in Supreme Court of the State of New York, Suffolk County, prior to removal to federal court.

•	Eastern District of New York - Py et al. v. The 3M Company et al., filed April 26, 2018, in Supreme Court of the State of New York, Suffolk County, prior to removal to federal court.

•	Supreme Court of the State of New York, Dutchess County - County of Dutchess v. 3M Company et al. - filed October 12, 2018.

Pennsylvania

•	Eastern District of Pennsylvania - Bates et al. v. The 3M Company et al., filed September 15, 2016.

•	Eastern District of Pennsylvania - Grande et al. v. The 3M Company et al., filed October 13, 2016.

•	Eastern District of Pennsylvania - Yockey et al. v. The 3M Company et al., filed October 24, 2016.

•	Eastern District of Pennsylvania - Fearnley et al. v. The 3M Company et al., filed December 9, 2016.

The above cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. The defendants' motion to dismiss the complaint in the consolidated proceeding was denied without prejudice and the cases are currently stayed pending the appeal of an action in which the Company is not a party.

In September of 2018, the Company filed a Petition for Multidistrict Litigation with the United States Judicial Panel on Multidistrict Litigation seeking to consolidate all existing and future federal cases into one jurisdiction. A hearing on this petition is set for November 29, 2018.

In June 2018, the State of New York filed a lawsuit in New York state court (State of New York v. 3M Co., No. 904029-18 (N.Y. Sup. Ct., Albany County)) against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at locations across New York, including Stewart Air National Guard Base in Newburgh and Gabreski Air National Guard Base in Southampton, Plattsburgh Air Force Base in Plattsburgh, Griffiss Air Force Base in Rome, and unspecified “other” sites throughout the State. The lawsuit seeks to recover costs and natural resource damages associated with contamination at these sites.

In addition, there are approximately 55 individual or “mass” actions pending in federal court in Colorado (41 cases), New York (4 cases) and Pennsylvania (10 cases) against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York and 14 plaintiffs in Pennsylvania. The Company is also on notice of approximately 629 other possible individual product liability claims and 3 possible municipal claims by filings made in Pennsylvania state court, but complaints have not been filed in those matters, and, under Pennsylvania’s procedural rules, they may or may not result in lawsuits.

Chemguard and Tyco Fire Products are also defendants in three municipal cases pending in the U.S. District Court for the District of Massachusetts: Town of Barnstable v. the 3M. Co., et al, (filed Nov. 21, 2016), County of Barnstable v. the 3M. Co., et al, (filed January 9, 2017) and City of Westfield v. the 3M Co., et al., (filed on February 24, 2018), as well as two municipal cases pending in the Eastern District of New York: Suffolk County Water Auth. v. 3M Co. (filed November 30, 2017) and Hampton Bays Water Dist. v. 3M Co. (filed Feb. 21, 2018), one municipal case pending in the Southern District of New York: City of Newburgh v. United

States et al. (filed August 6, 2018), one municipal case pending in the Southern District of Ohio: City of Dayton v. The 3M Company et al. (filed October 3, 2018), one municipal case styled as a class action (discussed above) in the Supreme Court for the State of New York, Dutchess County: Dutchess County v. The 3M Company et al. (filed October 12, 2018), one municipal case pending in the Southern District of Florida, City of Stuart v. the 3M Company et al. (filed October 18, 2018), one municipal case filed in the Superior Court of the State of Arizona, County of Pima: City of Tuscon and Town of Marana v. The 3M Company et al. (filed November 8, 2018), one municipal case filed in the U.S. District Court for the District of New Jersey: New Jersey-American Water Company, Inc. v. The 3M Company et al., (filed November 8, 2018), and one municipal case pending in the Northern District of Florida: Emerald Coast Utilities Auth. v. 3M Co. (filed June 22, 2018). These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property. The defendants have filed motions to dismiss in County of Barnstable, City of Westfield, Suffolk County Water Authority, and Hampton Bays Water Authority.

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

Other AFFF Matters

Tyco Fire Products, in coordination with the Wisconsin Department of Natural Resources ("WDNR") and the Wisconsin Department of Health Services ("DHS"), has been conducting an environmental assessment of its Fire Technology Center ("FTC") located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin. In connection with the assessment, PFOS and PFOA have been detected at the FTC and in groundwater and surface water outside of the boundaries of the FTC. Tyco Fire Products continues to investigate the extent of potential migration of these compounds and is working closely with WDNR and DHS to develop interim measures to remove these compounds from certain areas where they have been detected.

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
Other Matters

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

The net sales to and purchases from related parties included in the consolidated statements of income were $958 million and $203 million, respectively, for fiscal 2018; $1,004 million and $195 million, respectively, for fiscal 2017; and $928 million and $184 million, respectively, for fiscal 2016.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position (in millions):

	September 30,
	2018	2017

Receivable from related parties	$103	$131
Payable to related parties	75	50

The Company has also provided financial support to certain of its VIE's, see Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for additional information.

24.    SUBSEQUENT EVENT

On November 13, 2018, the Company entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with BCP Acquisitions LLC (“Purchaser”). The Purchaser is a newly-formed entity controlled by investment funds managed by Brookfield Capital Partners LLC. Pursuant to the Purchase Agreement, on the terms and subject to the conditions therein, the Company has agreed to sell, and Purchaser has agreed to acquire, the Company’s Power Solutions business for a purchase price of $13.2 billion. Net cash proceeds are expected to be $11.4 billion after tax and transaction-related expenses. The transaction is expected to close by June 30, 2019, subject to customary closing conditions and required regulatory approvals. The operating results of the Power Solutions business will be reported as a discontinued operation beginning in the first quarter of fiscal 2019.

JOHNSON CONTROLS INTERNATIONAL PLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2018	2017	2016

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$182	$173	$70
Provision charged to costs and expenses	40	39	45
Reserve adjustments	(24)	(9)	(8)
Accounts charged off	(21)	(41)	(25)
Acquisition of businesses	—	18	91
Currency translation	—	2	—
Balance at end of period	$177	$182	$173

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$3,838	$3,400	$1,151
Allowance provision for new operating and other loss carryforwards	1,665	542	121
Allowance provision benefits	(308)	(157)	(331)
Acquisition of businesses	—	53	2,459
Balance at end of period	$5,195	$3,838	$3,400

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2018 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2018) for its annual meeting to be held on March 6, 2019, are incorporated by reference in this Form 10-K.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of stockholders to be held on March 6, 2019 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company  - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, and “Committees of the Board - Audit Committee” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

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

The following table provides information about the Company's equity compensation plans as of September 30, 2018:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	17,836,062	$34.24	45,026,606
Equity compensation plans not approved by shareholders	—	—	—
Total	17,836,062	$34.24	45,026,606

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page in Form 10-K
(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	55

Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016	57

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2018, 2017 and 2016	58

Consolidated Statements of Financial Position at September 30, 2018 and 2017	59

Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016	60

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2018, 2017 and 2016	61

Notes to Consolidated Financial Statements	62

(2) Financial Statement Schedule

For the years ended September 30, 2018, 2017 and 2016:

Schedule II - Valuation and Qualifying Accounts	125

(3) Exhibits

Reference is made to the separate exhibit index contained on pages 130 through 135 filed herewith.

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

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

Date:	November 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 20, 2018, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ George R. Oliver George R. Oliver Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Brian J. Stief Brian J. Stief Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert M. VanHimbergen Robert M. VanHimbergen Vice President and Corporate Controller (Principal Accounting Officer)	/s/ Jean Blackwell Jean Blackwell Director

/s/ Mike Daniels Mike Daniels Director	/s/ Roy Dunbar Roy Dunbar Director

/s/ Brian Duperreault Brian Duperreault Director	/s/ Gretchen R. Haggerty Gretchen R. Haggerty Director

/s/ Simone Menne Simone Menne Director	/s/ Juan Pablo del Valle Perochena Juan Pablo del Valle Perochena Director

/s/ Jürgen Tinggren Jürgen Tinggren Director	/s/ Mark P. Vergnano Mark P. Vergnano Director

/s/ David Yost David Yost Director	/s/ John D. Young John D. Young Director

Johnson Controls International plc
Index to Exhibits

(a)        (1) and (2) Financial Statements and Supplementary Data - See Item 8
(b)        Exhibit Index:

Exhibit	Title

2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed September 9, 2016)

2.2
Agreement and Plan of Merger by and among Johnson Controls, Inc., Johnson Controls International plc (formerly Tyco International plc) and Jagara Merger Sub LLC, dated as of January 24, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed January 27, 2016)

2.3
Merger Agreement, dated as of May 30, 2014, between Tyco International Ltd., and Johnson Controls International plc (formerly Tyco International plc) (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 4, 2014)

3.1
Memorandum and Articles of Association of Johnson Controls International plc, as amended by special resolutions dated September 8, 2014, August 17, 2016 and March 7, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)

4.1
Assumption and Accession Agreement, dated as of November 17, 2014, by Johnson Controls International plc (formerly Tyco International plc) (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 17, 2014)

4.2
Indenture, dated December 28, 2016, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.3
First Supplemental Indenture, dated December 28, 2016, between Johnson Controls International plc, and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent for the New Euro Notes attaching forms of 2.355% Senior Notes due 2017 (retired; no longer outstanding), 7.125% Senior Notes due 2017 (retired; no longer outstanding), 1.400% Senior Notes due 2017 (retired, no longer outstanding as of November 2, 2017), 3.750% Notes due 2018 (retired; no longer outstanding), 5.000% Senior Notes due 2020, 4.25% Senior Notes due 2021, 3.750% Senior Notes due 2021, 3.625% Senior Notes due 2024, 6.000% Notes due 2036, 5.70% Senior Notes due 2041, 5.250% Senior Notes due 2041, 4.625% Senior Notes due 2044, 6.950% Debentures due December 1, 2045, 4.950% Senior Notes due 2064, 4.625% Notes due 2023, 1.375% Notes due 2025, 3.900% Notes due 2026, and 5.125% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.4
Second Supplemental Indenture, dated February 7, 2017, between Johnson Controls International plc and U.S. Bank National Association, as trustee, attaching form of 4.500% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2017)

4.5
Third Supplemental Indenture, dated March 15, 2017, among Johnson Controls International plc, U.S. Bank National Association, as trustee and Elavon Financial Services DAC, UK Branch, as paying agent, attaching form of 1.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 15, 2017)

4.6
Fourth Supplemental Indenture, dated December 4, 2017, among Johnson Controls International plc, U.S. Bank National Association, as trustee and Elavon Financial Services DAC, UK Branch, as paying agent (attaching form of 0.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 4, 2017).

4.7	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

4.8	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

10.1
Term Loan Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and JPMorgan Chase Bank N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 16, 2016)

10.2
Letter Amendment No. 1 dated as of September 1, 2016 to the Term Loan Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and JPMorgan Chase Bank N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on November 21, 2017)

10.3
Letter Amendment No. 2 dated as of August 10, 2017 to the Term Loan Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and JPMorgan Chase Bank N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on November 21, 2017)

10.4
Multi-Year Senior Unsecured Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 16, 2016)

10.5
Letter Amendment No. 1 dated as of September 1, 2016 to the Multi-Year Senior Unsecured Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on November 21, 2017)

10.6
Letter Amendment No. 2 dated as of August 10, 2017 to the Multi-Year Senior Unsecured Credit Agreement, dated as of March 10, 2016, among Tyco International Holding S.à r.l., each of the initial lenders named therein, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on November 21, 2017)

10.7
Consent to Commitment Increase dated March 23, 2018, with respect to the Multi-Year Senior Unsecured Credit Agreement dated as of March 10, 2016 (as amended or modified from time to time) among Tyco International Holding S.à r.l., the lenders party thereto and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)

10.8
Credit Agreement, dated as of March 10, 2016, among Johnson Controls, Inc., the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed March 16, 2016) (Commission File No. 1-5097)

10.9
Amendment No. 1 dated as of November 1, 2016 to the Credit Agreement, dated as of March 10, 2016, among Johnson Controls, Inc., Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and Tyco International Finance S.A., the financial parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed on November 21, 2017)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.10
Transition Services Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.11
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.12
Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.13
Transitional Trademark License Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.14
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.15
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.16
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Johnson Controls International plc (formerly Tyco International Ltd.) and The ADT Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.17
Form of Deed of Indemnification between Johnson Controls International plc (formerly Tyco International plc) and certain of its directors and officers (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

10.18
Form of Indemnification Agreement between Tyco Fire & Security (US) Management, Inc. and certain directors and officers of Johnson Controls International plc (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

10.19
Tyco International plc 2004 Share and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 17, 2014) (Commission File No. 1-13836)**

10.20
Johnson Controls International plc 2012 Share and Incentive Plan, amended and restated as of March 8, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 4, 2017)**

10.21	Johnson Controls International plc 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

10.22	Johnson Controls International plc 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 6, 2016) **

10.23
Johnson Controls International plc Severance and Change in Control Policy for Officers, Amended and Restated December 7, 2017 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 11, 2017) **

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.24
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018) **

10.25
Johnson Controls International plc Senior Executive Deferred Compensation Plan effective as of January 1, 2018 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.26
Johnson Controls International plc Retirement Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018) **

10.27
Tyco Supplemental Savings and Retirement Plan as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.28
Johnson Controls International plc Executive Compensation Incentive Recoupment Policy effective September 2, 2016 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.29
Amended and Restated Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.1 to Johnson Controls, Inc.’s Current Report on Form 8-K filed on January 27, 2016) (Commission File No. 1-5097) **

10.30
Amended and Restated Change of Control Executive Employment Agreement, dated as of January 24, 2016, by and between Johnson Controls, Inc. and Alex A. Molinaroli (incorporated by reference to Exhibit 10.2 to Johnson Controls, Inc.’s Current Report on Form 8-K filed on January 27, 2016) (Commission File No. 1-5097) **

10.31
Amendment to the Amended and Restated Change of Control Executive Employment Agreement, dated as of April 1, 2016, by and between Johnson Controls, Inc. and Alex Molinaroli (incorporated by reference to Exhibit 10.3 to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q filed on April 29, 2016) (Commission File No. 1-5097) **

10.32
Form of employment agreement, including form of change in control agreement, between Johnson Controls, Inc. and Messrs. Jackson, Walicki and Williams, as amended and restated July 28, 2010 (incorporated by reference to Exhibit 10.Y to Johnson Controls, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2010) (Commission File No. 1-5097) **

10.33
Form of letter agreement amending certain provisions of the employment agreement between Johnson Controls, Inc. and Messrs. Jackson, Walicki and Williams (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.34
Letter Agreement between Johnson Controls International plc and George R. Oliver dated December 8, 2017 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2017).**

10.35
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

10.36
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 applicable to Messrs. Oliver and Stief (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.37
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.38
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 applicable to Messrs. Molinaroli, Oliver and Stief (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q filed on February 8, 2017)**

10.39
Terms of Unit Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.40
Terms of PSU Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.41
Terms of RSU Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.42
Letter Agreement dated as of September 14, 2017 between Johnson Controls International plc and Brian J. Stief (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.43
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 13, 2015) **

10.44
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2015 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 2014 filed on November 14, 2014) (Commission File No. 1-13836) **

10.45
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on for the year ended September 27, 2013 filed on November 14, 2013) (Commission File No. 1-13836)**

10.46
Form of terms and conditions for Restricted Stock Unit Awards for Directors under the 2012 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended September 28, 2012 filed on November 16, 2012) (Commission File No. 1-13836) **

10.47
Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2012 Share and Incentive Plan for use beginning in 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)**

10.48
Form of stock option or stock appreciation right award agreement for Johnson Controls, Inc. 2007 Stock Option Plan effective September 20, 2011 (incorporated by reference to Exhibit 10.V to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011 filed on November 22, 2011) (Commission File No. 1-5097) **

10.49
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097) **

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.53
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

10.57
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097) **

10.58	Global Assignment Letter between the Company and Jeff M. Williams dated January 30, 2017 (filed herewith) **

18	Preferability Letter on Change in Accounting Principle (filed herewith)

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

23.1	Consent of Independent Public Accounting Firm (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2018 formatted in XBRL: (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements (filed herewith)

*
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