Form 10-Q
period 2018-12-31
Johnson Controls International plc
filed 2019-02-01
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2018
Ordinary Shares, $0.01 par value per share	912,713,145

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Financial Position at December 31, 2018 and September 30, 2018	3

Consolidated Statements of Income for the Three Month Periods Ended December 31, 2018 and 2017	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Month Periods Ended December 31, 2018 and 2017	5

Consolidated Statements of Cash Flows for the Three Month Periods Ended December 31, 2018 and 2017	6

Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the Three Month Periods Ended December 31, 2018 and 2017	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	54

Part II. Other Information

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6. Exhibits	56

Signatures	57

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	December 31, 2018	September 30, 2018
Assets

Cash and cash equivalents	$292	$185
Accounts receivable - net	5,442	5,622
Inventories	2,027	1,819
Assets held for sale	3,042	3,015
Other current assets	1,152	1,182
Current assets	11,955	11,823

Property, plant and equipment - net	3,314	3,300
Goodwill	18,291	18,381
Other intangible assets - net	6,080	6,187
Investments in partially-owned affiliates	887	848
Noncurrent assets held for sale	5,159	5,188
Other noncurrent assets	2,330	3,070
Total assets	$48,016	$48,797

Liabilities and Equity

Short-term debt	$2,319	$1,306
Current portion of long-term debt	1	1
Accounts payable	3,273	3,407
Accrued compensation and benefits	868	1,021
Deferred revenue	1,378	1,326
Liabilities held for sale	1,636	1,791
Other current liabilities	2,178	2,398
Current liabilities	11,653	11,250

Long-term debt	9,588	9,623
Pension and postretirement benefits	569	616
Noncurrent liabilities held for sale	201	207
Other noncurrent liabilities	4,598	4,643
Long-term liabilities	14,956	15,089

Commitments and contingencies (Note 20)

Ordinary shares, $0.01 par value	10	10
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,543)	(1,053)
Capital in excess of par value	16,579	16,549
Retained earnings	6,136	6,604
Accumulated other comprehensive loss	(1,080)	(946)
Shareholders’ equity attributable to Johnson Controls	20,102	21,164
Noncontrolling interests	1,305	1,294
Total equity	21,407	22,458
Total liabilities and equity	$48,016	$48,797

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2018	2017
Net sales
Products and systems	$3,922	$3,816
Services	1,542	1,489
	5,464	5,305
Cost of sales
Products and systems	2,824	2,790
Services	915	817
	3,739	3,607

Gross profit	1,725	1,698

Selling, general and administrative expenses	(1,438)	(1,319)
Restructuring and impairment costs	—	(154)
Net financing charges	(85)	(102)
Equity income	42	47

Income from continuing operations before income taxes	244	170

Income tax provision	108	217

Income (loss) from continuing operations	136	(47)

Income from discontinued operations, net of tax (Note 4)	263	318

Net income	399	271

Income from continuing operations attributable to noncontrolling interests	29	28

Income from discontinued operations attributable to noncontrolling interests	15	13

Net income attributable to Johnson Controls	$355	$230

Amounts attributable to Johnson Controls ordinary shareholders:
Income (loss) from continuing operations	$107	$(75)
Income from discontinued operations	248	305
Net income	$355	$230

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.12	$(0.08)
Discontinued operations	0.27	0.33
Net income	$0.39	$0.25

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.12	$(0.08)
Discontinued operations	0.27	0.33
Net income *	$0.38	$0.25

*	Certain items do not sum due to rounding.
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended December 31,
	2018	2017

Net income	$399	$271

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(118)	79
Realized and unrealized gains (losses) on derivatives	2	(1)

Other comprehensive income (loss)	(116)	78

Total comprehensive income	283	349

Comprehensive income attributable to noncontrolling interests	54	60

Comprehensive income attributable to Johnson Controls	$229	$289

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2018	2017
Operating Activities of Continuing Operations
Net income (loss) from continuing operations attributable to Johnson Controls	$107	$(75)
Income from continuing operations attributable to noncontrolling interests	29	28
Net income (loss) from continuing operations	136	(47)
Adjustments to reconcile net income (loss) from continuing operations to cash used by operating activities:
Depreciation and amortization	211	210
Pension and postretirement benefit income	(29)	(36)
Pension and postretirement contributions	(21)	(23)
Equity in earnings of partially-owned affiliates, net of dividends received	(36)	(33)
Deferred income taxes	43	(80)
Non-cash restructuring and impairment charges	—	28
Gain on Scott Safety business divestiture	—	(114)
Equity-based compensation	18	27
Other - net	10	—
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	146	(10)
Inventories	(222)	(196)
Other assets	(63)	(137)
Restructuring reserves	(25)	96
Accounts payable and accrued liabilities	(226)	(259)
Accrued income taxes	(21)	441
Cash used by operating activities from continuing operations	(79)	(133)

Investing Activities of Continuing Operations
Capital expenditures	(153)	(114)
Sale of property, plant and equipment	2	5
Acquisition of businesses, net of cash acquired	(13)	—
Business divestitures, net of cash divested	6	2,011
Proceeds (payments) for equity swap	7	(15)
Changes in long-term investments	15	(7)
Cash provided (used) by investing activities from continuing operations	(136)	1,880

Financing Activities of Continuing Operations
Increase in short-term debt - net	1,014	292
Increase in long-term debt	—	885
Repayment of long-term debt	—	(2,233)
Debt financing costs	—	(4)
Stock repurchases	(467)	(150)
Payment of cash dividends	(240)	(232)
Proceeds from the exercise of stock options	13	16
Employee equity-based compensation withholding taxes	(21)	(24)
Dividends paid to noncontrolling interests	(43)	—
Cash provided (used) by financing activities from continuing operations	256	(1,450)

Discontinued Operations
Cash provided by operating activities	193	6
Cash used by investing activities	(66)	(121)
Cash provided (used) by financing activities	(11)	10
Cash provided (used) by discontinued operations	116	(105)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	17
Change in cash held for sale	(2)	10
Increase in cash, cash equivalents and restricted cash	112	219
Cash, cash equivalents and restricted cash at beginning of period	200	332
Cash, cash equivalents and restricted cash at end of period	312	551
Less: Restricted cash	20	18
Cash and cash equivalents at end of period	$292	$533

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders
(in millions, except per share data; unaudited)

	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2017	$20,447	$9	$16,390	$5,231	$(710)	$(473)
Comprehensive income	289	—	—	230	—	59
Cash dividends Ordinary ($0.26 per share)	(242)	—	—	(242)	—	—
Repurchases of ordinary shares	(150)	—	—	—	(150)	—
Adoption of ASU 2016-09	179	—	—	179	—	—
Other, including options exercised	12	—	37	—	(25)	—
At December 31, 2017	$20,535	$9	$16,427	$5,398	$(885)	$(414)

At September 30, 2018	$21,164	$10	$16,549	$6,604	$(1,053)	$(946)
Comprehensive income (loss)	229	—	—	355	—	(126)
Cash dividends Ordinary ($0.26 per share)	(240)	—	—	(240)	—	—
Repurchases of ordinary shares	(467)	—	—	—	(467)	—
Adoption of ASC 606	(45)	—	—	(45)	—	—
Adoption of ASU 2016-01	—	—	—	8	—	(8)
Adoption of ASU 2016-16	(546)	—	—	(546)	—	—
Other, including options exercised	7	—	30	—	(23)	—
At December 31, 2018	$20,102	$10	$16,579	$6,136	$(1,543)	$(1,080)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

1.	Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on November 20, 2018. The results of operations for the three month period ended December 31, 2018 are not necessarily indicative of results for the Company’s 2019 fiscal year because of seasonal and other factors.

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

The Power Solutions business is a leading global supplier of lead-acid automotive batteries for virtually every type of passenger car, light truck and utility vehicle. The Company serves both automotive original equipment manufacturers and the general vehicle battery aftermarket. The Company also supplies advanced battery technologies to power start-stop, hybrid and electric vehicles. During the first quarter of fiscal 2019, the Company determined that its Power Solutions business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations" of the notes to consolidated financial statements for further information.

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

Under certain criteria as provided for in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a variable interest entity ("VIE"). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting rights. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. If the entity is not considered a VIE, then the Company applies the voting interest model to determine whether or not the Company shall consolidate the partially-owned affiliate.

The Company did not have a significant variable interest in any consolidated or nonconsolidated VIEs in its continuing operations for the presented reporting periods.

Restricted Cash

At December 31, 2018, the Company held restricted cash of approximately $20 million, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities. At September 30, 2018, the Company held restricted cash of approximately $15 million, of which $6 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position.

Retrospective Changes

During the first quarter of fiscal 2019, the Company determined that its Power Solutions business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations" of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

In November 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 was effective retrospectively for the quarter ended December 31, 2018. The impact of this guidance did not have a significant impact on the Company's consolidated financial statements for the periods presented.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 provides clarification guidance on eight specific cash flow presentation issues in order to reduce the diversity in practice. ASU No. 2016-15 was effective retrospectively for the Company for the quarter ending December 31, 2018. The adoption of this guidance had an impact on the presentation of equity swap funding and settlement activities since the activity changed from an operating activity to an investing activity.

2.	New Accounting Standards

Recently Adopted Accounting Pronouncements

On August 17, 2018, the SEC issued the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. The final rule extends to interim periods the annual disclosure requirement of presenting changes in each caption of stockholders' equity and the amount of dividends per share. These disclosures are required to be provided for the current and comparative interim periods. As a result, the Company has included the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the three month periods ended December 31, 2018 and 2017 in this quarterly report on Form 10-Q.

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118," to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 ("SAB 118") to ASC 740 "Income Taxes." SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. Tax Reform under the "Tax Cuts and Jobs Act" in the period of enactment. SAB 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the "Tax Cuts and Jobs Act." The Company applied this guidance to its consolidated financial

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

statements and related disclosures beginning in the first quarter of fiscal 2018. In the first quarter of fiscal 2019, the Company completed its analysis of all enactment-date income tax effects of the U.S. tax law change. Refer to Note 9, "Income Taxes," of the notes to consolidated financial statements for further information.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The ASU requires the service cost component of net periodic benefit cost to be presented with other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU also allows only the service cost component of net periodic benefit cost to be eligible for capitalization. ASU No. 2017-07 was effective for the quarter ended December 31, 2018. The guidance was effective retrospectively except for the capitalization of the service cost component which was applied prospectively. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements as the Company does not present a subtotal of income from operations within its consolidated statements of income.

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory." The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance was effective for the Company for the quarter ending December 31, 2018. The changes were applied by means of a cumulative-effect adjustment which resulted in a reduction to retained earnings and other noncurrent assets of $546 million.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including marketable securities. Additionally in February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which provides additional clarification on certain topics addressed in ASU No. 2016-01. ASU No. 2016-01 and ASU No. 2018-03 were effective for the Company for the quarter ending December 31, 2018. The changes were applied by means of a cumulative-effect adjustment which resulted in an increase to retained earnings of $8 million. The new standard requires the mark-to-market of marketable securities investments previously recorded within accumulated other comprehensive income on the statement of financial position be recorded in the statement of income on a prospective basis beginning as of the adoption date. As these restricted investments do not relate to the underlying operating performance of its business, the Company’s definition of segment earnings excludes the mark-to-market adjustments beginning in the first quarter of fiscal 2019. Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for further information.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 and its related amendments (collectively, the “New Revenue Standard”) clarify the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The Company adopted the New Revenue Standard on October 1, 2018 using a modified retrospective approach. Under the New Revenue Standard, revenue recognition is mostly consistent with the previous guidance, with the exception of the Power Solutions business, which is now reported as a discontinued operation beginning in the first quarter of fiscal 2019. Within the Power Solutions business, certain customers return battery cores which are now included in the transaction price as noncash consideration. The New Revenue Standard did not have a material impact on the Company’s consolidated statements of financial position, consolidated statements of income or its consolidated statements of cash flows. As of October 1, 2018, the Company applied the New Revenue Standard to contracts that were not completed as of this date and recognized a cumulative-effect adjustment of a reduction to retained earnings of $45 million, which relates primarily to deferred revenue recorded for certain battery core returns that represent a material right provided to customers. The prior period comparative information has not been restated and continues to be reported under the previous guidance.

The impact of adoption of the New Revenue Standard to the Company's consolidated statement of income for the three months ended December 31, 2018 for continuing operations was an increase to net sales of approximately $1 million, with the impact to income before taxes of less than $1 million. The impact of adoption of the New Revenue Standard to the Company's consolidated statement of income for the three months ended December 31, 2018 for discontinued operations was an increase to net sales of $318 million, with an immaterial impact to income from discontinued operations, net of tax.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

The impact of adoption of the New Revenue Standard to the Company's consolidated statement of financial position as of December 31, 2018 is as follows (in millions):

	December 31, 2018
	As reported	Under previous accounting guidance	Impact from adopting the New Revenue Standard
Consolidated Statement of Financial Position

Assets

Accounts receivable - net	$5,442	$5,476	$(34)
Inventories	2,027	2,041	(14)
Assets held for sale	3,042	3,032	10
Other current assets	1,152	1,174	(22)
Property, plant and equipment - net	3,314	3,274	40
Noncurrent assets held for sale	5,159	5,153	6
Other noncurrent assets	2,330	2,303	27

Liabilities and Equity

Deferred revenue	1,378	1,369	9
Liabilities held for sale	1,636	1,597	39
Retained earnings	6,136	6,171	(35)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2019 with early adoption permitted; however in July 2018 the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company has elected this transition method at the adoption date of October 1, 2019. The FASB further amended Topic 842 by issuing ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which provides an optional transition practical expedient for existing or expired land easements that were not previously recorded as leases, ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," and ASU No. 2018-20, "Leases (Topic 842): Narrow-Scope Improvements for Lessors." The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements. The Company has started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. The new guidance will require the Company to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. The Company expects the new guidance will have a material impact on its consolidated statements of financial position for the addition of right-of-use assets and lease liabilities, but the Company does not expect it to have a material impact on its consolidated statements of income and its consolidated statements of cash flows.
Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

3.	Acquisitions and Divestitures

In the first quarter of fiscal 2019, the Company completed an acquisition for a purchase price of $13 million, all of which was paid as of December 31, 2018. The acquisition was not material to the Company's consolidated financial statements. In connection with the acquisition, the Company recorded goodwill of $9 million within the Global Products segment.

In the first quarter of fiscal 2019, the Company completed certain divestitures within the Global Products business. The combined selling price was $6 million, all of which was received as of December 31, 2018. The divestitures in the aggregate were not material to the Company's consolidated financial statements.

In the first quarter of fiscal 2018, the Company completed the sale of its Scott Safety business to 3M Company. The selling price, net of cash divested, was $2.0 billion, all of which was received as of December 31, 2017. In connection with the sale, the Company recorded a pre-tax gain of $114 million within selling, general and administrative expenses in the consolidated statements of income and reduced goodwill in the consolidated statements of financial position by $1.2 billion. The gain, net of tax, recorded was $84 million. Net cash proceeds from the transaction of approximately $1.9 billion were used to repay a significant portion of the Tyco International Holding S.a.r.L.'s ("TSarl") $4.0 billion of merger-related debt.

4.	Discontinued Operations

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

During the first quarter of fiscal 2019, the Company determined that its Power Solutions business met the criteria to be classified as a discontinued operation and, as a result, Power Solutions' historical financial results are reflected in the Company's consolidated financial statements as a discontinued operation, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale. The Company did not allocate any general corporate overhead to discontinued operations.

The following table summarizes the results of Power Solutions reclassified as discontinued operations for the three month periods ended December 31, 2018 and 2017 (in millions):

	Three Months Ended December 31,
	2018	2017

Net sales	$2,427	$2,130

Income from discontinued operations before income taxes	390	368
Provision for income taxes on discontinued operations	(127)	(50)
Income from discontinued operations attributable to noncontrolling interests, net of tax	(15)	(13)
Income from discontinued operations	$248	$305

For the three months ended December 31, 2018, the income from discontinued operations before income taxes included transaction costs of $28 million and a favorable impact of $32 million for ceasing depreciation and amortization expense as the business was held for sale. The increase in net sales for the three months ended December 31, 2018 was primarily due to the impact of the adoption of the New Revenue Standard. Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements for further information.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

For the three months ended December 31, 2018, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to establishment of a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries related to the planned divestiture of the business and tax rate differentials. For the three months ended December 31, 2017, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to tax rate differentials.

Assets and Liabilities Held for Sale

The following table summarizes the carrying value of the Power Solutions assets and liabilities held for sale at December 31, 2018 and September 30, 2018 (in millions):

	December 31, 2018	September 30, 2018

Cash	$17	$15
Accounts receivable - net	1,466	1,443
Inventories	1,370	1,405
Other current assets	189	152
Assets held for sale	$3,042	$3,015

Property, plant and equipment - net	$2,900	$2,871
Goodwill	1,085	1,092
Other intangible assets - net	156	161
Investments in partially-owned affiliates	463	453
Other noncurrent assets	555	611
Noncurrent assets held for sale	$5,159	$5,188

Short-term debt	$7	$9
Current portion of long-term debt	23	25
Accounts payable	1,048	1,237
Accrued compensation and benefits	94	125
Deferred revenue	40	—
Other current liabilities	424	395
Liabilities held for sale	$1,636	$1,791

Long-term debt	$30	$31
Pension and postretirement benefits	101	101
Other noncurrent liabilities	70	75
Noncurrent liabilities held for sale	$201	$207

5.	Revenue Recognition

The Company designs, manufactures and installs building products and systems around the world, including HVAC equipment, HVAC controls, energy-management systems, security systems, fire detection systems and fire suppression solutions. The Company also provides energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems.

The Company recognizes revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. If contract modifications result in additional goods or services that are distinct from those transferred before the modification, they are accounted for prospectively as if the Company entered into a new contract. If the goods or

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

services in the modification are not distinct from those in the original contract, sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement. The Company elected the practical expedient which permits the promised amount of consideration to not be adjusted for the effects of a significant financing component as at contract inception the Company expects to receive the payment within the twelve months of transfer of goods or services.

The Company enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized over time on a straight-line basis over the respective contract term.

The Company also sells certain HVAC and refrigeration products and services in bundled arrangements with multiple performance obligations, such as equipment, commissioning, service labor and extended warranties. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered, and there may be extended warranty arrangements with duration of one to five years commencing upon the end of the standard warranty period. In addition, the Company sells security monitoring systems that may have multiple performance obligations, including equipment, installation, monitoring services and maintenance agreements. Revenues associated with sale of equipment and related installations are recognized over time on a cost-to-cost input method, while the revenue for monitoring and maintenance services are recognized over time as services are rendered. The transaction price is allocated to each performance obligation based on the relative selling price method. In order to estimate relative selling price, market data and transfer price studies are utilized. If the standalone selling price is not directly observable, the Company estimates the standalone selling price using an adjusted market assessment approach or expected cost plus margin approach. Revenue recognized for security monitoring equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services. For transactions in which the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized over time on a straight-line basis over the contract term. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the contract.

In all other cases, the Company recognizes revenue at the point in time when control over the goods or services transfers to the customer.

The Company considers the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including discounts, rebates, refunds, credits or other similar  sources of variable consideration, when determining the transaction price of each contract. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. These estimates are based on the amount of consideration that the Company expects to be entitled to.

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of sales when control transfers to the customer. The Company has elected to present amounts collected from customers for sales and other taxes net of the related amounts remitted.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by product versus services revenue for the three months ended December 31, 2018 (in millions):

	Products & Systems	Services	Total
Building Solutions North America	$1,321	$795	$2,116
Building Solutions EMEA/LA	417	490	907
Building Solutions Asia Pacific	356	257	613
Global Products	1,828	—	1,828

Total	$3,922	$1,542	$5,464

The following table presents further disaggregation of Global Products segment revenues by product type for the three months ended December 31, 2018 (in millions):

Three Months Ended December 31,
2018
Building Management	$281
HVAC & Refrigeration Equipment	1,285
Specialty	262
Total Global Products	$1,828

Contract Balances

Contract assets relate to the Company’s right to consideration for performance obligations satisfied but not billed and consist of unbilled receivable and costs in excess of billings. Contract liabilities relate to customer payments received in advance of satisfaction of performance obligations under the contract. Contract liabilities consist of deferred revenue. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table presents the location and amount of contract balances in the the Company's consolidated statements of financial position (in millions):

	Location of contract balances	December 31, 2018	October 1, 2018
Contract assets - current	Accounts receivable - net	$1,320	$1,261
Contract assets - noncurrent	Other noncurrent assets	73	85
Contract liabilities - current	Deferred revenue	(1,378)	(1,335)
Contract liabilities - noncurrent	Other noncurrent liabilities	(110)	(113)
Total		$(95)	$(102)

For the three months ended December 31, 2018, the Company recognized revenue of $712 million that was included in the beginning of period contract liability balance.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

Performance Obligations

A performance obligation is a distinct good, service, or a bundle of goods and services promised in a contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When contracts with customers require significant and complex integration, contain goods or services which are highly interdependent or interrelated, or are goods or services which significantly modify or customize other promises in the contracts and, therefore, are not distinct, then the entire contract is accounted for as a single performance obligation. For any contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation based on the estimated relative standalone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation.

Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $13.7 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

As of December 31, 2018, the Company recorded the costs to obtain or fulfill a contract of $175 million, of which $91 million is recorded within other current assets and $84 million is recorded within other noncurrent assets in the consolidated statements of financial position.

During the three months ended December 31, 2018, the Company recognized amortization expense of $35 million related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three months ended December 31, 2018.

6.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2018	September 30, 2018

Raw materials and supplies	$647	$606
Work-in-process	183	155
Finished goods	1,197	1,058
Inventories	$2,027	$1,819

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended December 31, 2018 were as follows (in millions):

		Business Acquisitions	Currency Translation and Other
	September 30,			December 31,
	2018			2018

Building Solutions North America	$9,603	$—	$(31)	$9,572
Building Solutions EMEA/LA	1,950	—	(37)	1,913
Building Solutions Asia Pacific	1,235	—	—	1,235
Global Products	5,593	9	(31)	5,571
Total	$18,381	$9	$(99)	$18,291

At September 30, 2018, accumulated goodwill impairment charges included $47 million related to the Building Solutions EMEA/LA - Latin America reporting unit.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	December 31, 2018			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,306	$(279)	$1,027	$1,317	$(251)	$1,066
Customer relationships	2,926	(649)	2,277	2,941	(599)	2,342
Miscellaneous	518	(201)	317	458	(185)	273
Total amortized intangible assets	4,750	(1,129)	3,621	4,716	(1,035)	3,681
Unamortized intangible assets
Trademarks/trade names	2,369	—	2,369	2,386	—	2,386
Miscellaneous	90	—	90	120	—	120
	2,459	—	2,459	2,506	—	2,506
Total intangible assets	$7,209	$(1,129)	$6,080	$7,222	$(1,035)	$6,187

Amortization of other intangible assets included within continuing operations for the three month periods ended December 31, 2018 and 2017 was $97 million and $92 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2020, 2021, 2022, 2023 and 2024 will be approximately $388 million, $385 million, $376 million, $362 million and $348 million per year, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

8.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2018, the Company committed to a significant restructuring plan (2018 Plan) and recorded $255 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $113 million related to the Global Products segment, $56 million related to the Building Solutions EMEA/LA segment, $50 million related to Corporate, $20 million related to the Building Solutions North America segment and $16 million related to the Building Solutions Asia Pacific segment. The restructuring actions are expected to be substantially complete in 2020.

Additionally, the Company recorded $8 million of restructuring and impairment costs related to Power Solutions in fiscal 2018. This is reported within discontinued operations.

The following table summarizes the changes in the Company’s 2018 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$209	$42	$12	$263
Utilized—cash	(45)	—	(2)	(47)
Utilized—noncash	—	(42)	—	(42)
Balance at September 30, 2018	$164	$—	$10	$174
Utilized—cash	(12)	—	(3)	(15)
Transfer to liabilities held for sale	(4)	—	—	(4)
Balance at December 31, 2018	$148	$—	$7	$155

In fiscal 2017, the Company committed to a significant restructuring plan (2017 Plan) and recorded $347 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $166 million related to Corporate, $74 million related to the Building Solutions EMEA/LA segment, $59 million related to the Building Solutions North America segment, $32 million related to the Global Products segment and $16 million related to the Building Solutions Asia Pacific segment. The restructuring actions are expected to be substantially complete in fiscal 2019.

Additionally, the Company recorded $20 million of restructuring and impairment costs related to Power Solutions in fiscal 2017. This is reported within discontinued operations.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$276	$77	$14	$—	$367
Utilized—cash	(75)	—	—	—	(75)
Utilized—noncash	—	(77)	(1)	—	(78)
Adjustment to restructuring reserves	25	—	—	—	25
Balance at September 30, 2017	$226	$—	$13	$—	$239
Utilized—cash	(152)	—	(6)	—	(158)
Utilized—noncash	—	—	—	(1)	(1)
Balance at September 30, 2018	$74	$—	$7	$(1)	$80
Utilized—cash	(2)	—	—	—	(2)
Utilized—noncash	—	—	—	(2)	(2)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Balance at December 31, 2018	$69	$—	$7	$(3)	$73

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $222 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. Of the restructuring and impairment costs recorded, $161 million related to Corporate, $44 million related to the Global Products segment and $17 million related to the Building Solutions EMEA/LA segment. The restructuring actions are expected to be substantially complete in fiscal 2019. Included in the reserve is $56 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

Additionally, the Company recorded $398 million of restructuring and impairment costs related to Adient and Power Solutions in fiscal 2016. This is reported within discontinued operations.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(86)	—	(2)	—	(88)
Utilized—noncash	—	—	—	1	1
Adjustment to restructuring reserves	(25)	—	—	—	(25)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Adjustment to acquired Tyco restructuring reserves	(22)	—	—	—	(22)
Balance at September 30, 2017	$84	$—	$6	$2	$92
Utilized—cash	(17)	—	(2)	—	(19)
Balance at September 30, 2018	$67	$—	$4	$2	$73
Utilized—cash	(8)	—	—	—	(8)
Balance at December 31, 2018	$59	$—	$4	$2	$65

The Company's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 11,300 employees (9,100 for the Building Technologies & Solutions business and 2,200 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2018, approximately 5,000 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twelve plant closures in the Building Technologies & Solutions business. As of December 31, 2018, eight of the twelve plants have been closed.

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2018, the Company's effective tax rate for continuing operations was 44% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments as a result of tax law changes and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended December

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

31, 2017, the Company's effective tax rate for continuing operations was 128% and was higher than the statutory tax rate of 12.5% primarily due to the discrete net impacts of U.S. Tax Reform, the tax impact of the divestiture of the Scott Safety business and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives and tax audit closures.

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

In the first quarter of fiscal 2019, as a result of changes to U.S. tax law, the Company recorded a discrete tax charge of $76 million related to valuation allowance on certain U.S. deferred tax assets.

Uncertain Tax Positions

At September 30, 2018, the Company had gross tax effected unrecognized tax benefits of $2,358 million, of which $2,225 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2018 was approximately $119 million (net of tax benefit). The interest and penalties accrued during the three months ended December 31, 2018 and 2017 were immaterial. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the first quarter of fiscal 2018, tax audit resolutions resulted in a $25 million net benefit to income tax expense.

In the U.S., fiscal years 2015 through 2016 are currently under exam by the Internal Revenue Service ("IRS") for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2017
China	2008 - 2016
France	2010 - 2012; 2015 - 2016
Germany	2007 - 2016
United Kingdom	2012 - 2015

Impacts of Tax Legislation

On December 22, 2017, the “Tax Cuts and Jobs Act” (H.R. 1) was enacted and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system and various base erosion minimum tax provisions.

In connection with the Company’s analysis of the impact of the U.S. tax law changes, the Company recorded a provisional net tax charge of $108 million during fiscal 2018 consistent with guidance prescribed by Staff Accounting Bulletin 118. This provisional net tax charge arises from a benefit of $108 million due to the remeasurement of U.S. deferred tax assets and liabilities, offset by the Company’s tax charge relating to the one-time transition tax on deemed repatriated earnings, inclusive of all relevant taxes, of $216 million. The Company’s estimated benefit of the remeasurement of U.S. deferred tax assets and liabilities increased from $101 million as of December 31, 2017 to $108 million as of September 30, 2018 due to calculation refinement of the Company’s estimated impact. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% or the blended fiscal 2018 rate of 24.5%. The Company’s tax charge for transition tax decreased from $305 million as of December 31, 2017 to $216 million as of September 30, 2018 due to further analysis of the Company’s post-1986 non-U.S. earnings and profits (“E&P”) previously

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

deferred from U.S. federal taxation and refinement of the estimated impact of tax law changes. In the first quarter of fiscal 2019, the Company completed its analysis of all enactment-date income tax effects of the U.S. tax law change with no further adjustment to the provisional amounts recorded as of September 30, 2018.

During the three months ended December 31, 2018 and 2017, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Other Tax Matters

In the first quarter of fiscal 2018, the Company completed the sale of its Scott Safety business to 3M Company. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. In connection with the sale, the Company recorded a pre-tax gain of $114 million and income tax expense of $30 million.

In the first quarter of fiscal 2018, the Company recorded $154 million of significant restructuring and impairment costs. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $23 million tax benefit, which reflects the Company’s current tax position in these jurisdictions.

10.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended December 31,
	2018	2017

Interest cost	$25	$23
Expected return on plan assets	(46)	(50)
Net periodic benefit credit	$(21)	$(27)

	Non-U.S. Pension Plans
	Three Months Ended December 31,
	2018	2017

Service cost	$5	$5
Interest cost	14	14
Expected return on plan assets	(27)	(28)
Net periodic benefit credit	$(8)	$(9)

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

	Postretirement Benefits
	Three Months Ended December 31,
	2018	2017

Interest cost	$2	$2
Expected return on plan assets	(2)	(2)
Net periodic benefit credit	$—	$—

11.	Debt and Financing Arrangements

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three months ended December 31, 2018 and 2017 contained the following components (in millions):

	Three Months Ended December 31,
	2018	2017

Interest expense, net of capitalized interest costs	$91	$102
Banking fees and bond cost amortization	6	7
Interest income	(7)	(7)
Net foreign exchange results for financing activities	(5)	—
Net financing charges	$85	$102

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

12.	Stock-Based Compensation

During September 2016, the Board of Directors of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based compensation awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the three month periods ended December 31, 2018 and 2017 is presented below:

	Three Months Ended December 31,
	2018		2017
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	1,713,733	$5.56	1,355,595	$7.05
Restricted stock/units	2,143,457	33.39	2,051,817	37.36
Performance shares	574,716	36.28	496,478	36.31

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of options represents the period of time that options granted are expected to be outstanding, assessed separately for executives and non-executives. The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2019 and fiscal 2018, the expected volatility is based on the historical volatility of the Company’s stock since October 2016 blended with the historical volatility of certain peer companies’ stock prior to October 2016 over the most recent period corresponding to the expected life as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date. The Company uses historical data to estimate option exercises and employee terminations within the valuation model.

	Three Months Ended December 31,
	2018	2017
Expected life of option (years)	6.4	6.5
Risk-free interest rate	2.77%	2.28%
Expected volatility of the Company’s stock	21.8%	23.7%
Expected dividend yield on the Company’s stock	3.29%	2.78%

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

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

The fair value of each PSU is estimated on the date of grant with the use of a Monte Carlo simulation that uses the assumptions noted in the following table. The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2019 and fiscal 2018, the expected volatility is based on the historical volatility of the Company’s stock after October 2016 blended with the historical volatility of certain peer companies’ stock prior to October 2016 over the most recent three-year period as of the grant date.

	Three Months Ended December 31,
	2018	2017
Risk-free interest rate	2.76%	1.92%
Expected volatility of the Company’s stock	22.9%	21.7%

13.	Earnings Per Share

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2018	2017
Income Available to Ordinary Shareholders
Income (loss) from continuing operations	$107	$(75)
Income from discontinued operations	248	305
Basic and diluted income available to shareholders	$355	$230

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	921.6	926.1
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3.6	—
Diluted weighted average shares outstanding	925.2	926.1

Antidilutive Securities
Options to purchase shares	2.7	—

For the three months ended December 31, 2017, the total weighted average of potential dilutive shares due to stock options, unvested restricted stock and unvested performance share awards was 7.2 million. However, these items were not included in the computation of diluted EPS for the three months ended December 31, 2017, since to do so would decrease the loss per share for continuing operations.

During the three months ended December 31, 2018 and 2017, the Company declared dividends of $0.26 per share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30,	$21,164	$1,294	$22,458	$20,447	$920	$21,367
Total comprehensive income (loss):
Net income	355	44	399	230	28	258
Foreign currency translation adjustments	(127)	9	(118)	58	16	74
Realized and unrealized gains on derivatives	1	1	2	1	1	2
Other comprehensive income (loss)	(126)	10	(116)	59	17	76
Comprehensive income	229	54	283	289	45	334

Other changes in equity:
Cash dividends—ordinary shares	(240)	—	(240)	(242)	—	(242)
Dividends attributable to noncontrolling interests	—	(43)	(43)	—	—	—
Repurchases of ordinary shares	(467)	—	(467)	(150)	—	(150)
Adoption of ASC 606	(45)	—	(45)	—	—	—
Adoption of ASU 2016-16	(546)	—	(546)	—	—	—
Adoption of ASU 2016-09	—	—	—	179	—	179
Other, including options exercised	7	—	7	12	—	12
Ending balance, December 31	$20,102	$1,305	$21,407	$20,535	$965	$21,500

As previously disclosed, during the quarter ended December 31, 2018, the Company adopted ASC 606, "Revenue from Contracts with Customers." As a result, the Company recorded $45 million to beginning retained earnings, which relates primarily to deferred revenue recorded for the Power Solutions business for certain battery core returns that represent a material right provided to customers.

As previously disclosed, during the quarter ended December 31, 2018, the Company adopted ASU 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory." As a result, the Company recognized deferred taxes of $546 million related to the tax effects of all intra-entity sales of assets other than inventory on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of October 1, 2018.

As previously disclosed, during the quarter ended December 31, 2017, the Company adopted ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting." As a result, the Company recognized deferred tax assets of $179 million related to certain operating loss carryforwards resulting from the exercise of employee stock options and restricted stock vestings on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of October 1, 2017.

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. In December 2017, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization. In November 2018, the Company's Board of Directors approved an additional $1 billion increase to its share repurchase authorization. The share repurchase

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. For the three months ended December 31, 2018 and 2017, the Company repurchased $467 million and $150 million of its ordinary shares, respectively. As of December 31, 2018, approximately $1.6 billion remains available under the share repurchase program.

The Company consolidates certain subsidiaries in which the noncontrolling interest party has within its control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value. Beginning in the fourth quarter of fiscal 2018, the Company does not have any subsidiaries for which the noncontrolling interest party has within their control the right to require the Company to redeem any portion of its interests.

The following schedule present changes in the redeemable noncontrolling interests for the three months ended December 31, 2017 (in millions):

Beginning balance, September 30, 2017	$211
Net income	13
Foreign currency translation adjustments	5
Realized and unrealized losses on derivatives	(3)
Ending balance, December 31, 2017	$226

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

The following schedules present changes in accumulated other comprehensive income ("AOCI") attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended December 31,
	2018	2017

Foreign currency translation adjustments ("CTA")
Balance at beginning of period	$(939)	$(481)
Aggregate adjustment for the period (net of tax effect of $0 and $1) *	(127)	58
Balance at end of period	(1,066)	(423)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(13)	6
Current period changes in fair value (net of tax effect of $(2) and $3)	(4)	6
Reclassification to income (net of tax effect of $1 and $(2)) **	5	(5)
Balance at end of period	(12)	7

Realized and unrealized gains on marketable securities
Balance at beginning of period	8	4
Adoption of ASU 2016-01 ***	(8)	—
Balance at end of period	—	4

Pension and postretirement plans
Balance at beginning of period	(2)	(2)
Other changes	—	—
Balance at end of period	(2)	(2)

Accumulated other comprehensive loss, end of period	$(1,080)	$(414)

* During the three months ended December 31, 2017, $12 million of cumulative CTA was recognized as part of the divestiture-related gain recognized as part of the divestiture of Scott Safety.

** Refer to Note 15, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

*** As previously disclosed, during the quarter ended December 31, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." As a result the Company reclassified $8 million of unrealized gains on marketable securities to retained earnings as of October 1, 2018.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three months ended December 31, 2018 and 2017.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and polypropylene in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales, occur and affect earnings. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices during the three months ended December 31, 2018 and 2017.

The Company had the following outstanding contracts to hedge forecasted commodity purchases for continuing and discontinued operations (in metric tons):

	Volume Outstanding as of
Commodity	December 31, 2018	September 30, 2018

Copper	3,175	3,175
Polypropylene	29,482	15,868
Lead	29,016	49,066
Aluminum	3,955	3,381
Tin	3,588	3,076

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At December 31, 2018, the Company had one billion euro, 750 million euro, 423 million euro and 58 million euro in bonds and a 215 million euro term loan designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan. Also, at September 30, 2018, the Company had one billion euro, 750 million euro, 423 million euro and 58 million euro in bonds and a 215 million euro term loan designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

December 31, 2018, the Company hedged approximately 1.6 million shares of its ordinary shares, which have a cost basis of $66 million. As of September 30, 2018, the Company hedged approximately 1.8 million shares of its ordinary shares, which have a cost basis of $73 million.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31,	September 30,	December 31,	September 30,
	2018	2018	2018	2018
Other current assets
Foreign currency exchange derivatives	$9	$6	$7	$10
Commodity derivatives	—	1	—	—
Assets held for sale
Commodity derivatives	1	—	—	—
Other noncurrent assets
Equity swap	—	—	47	63
Total assets	$10	$7	$54	$73

Other current liabilities
Foreign currency exchange derivatives	$15	$10	$9	$2
Commodity derivatives	2	2	—	—
Liabilities held for sale
Commodity derivatives	11	12	—	—
Long-term debt
Foreign currency denominated debt	3,115	3,149	—	—
Total liabilities	$3,143	$3,173	$9	$2

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

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of December 31, 2018 and September 30, 2018, no cash collateral was received or pledged under the master netting agreements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	December 31,	September 30,	December 31,	September 30,
	2018	2018	2018	2018
Gross amount recognized	$64	$80	$3,152	$3,175
Gross amount eligible for offsetting	(12)	(12)	(12)	(12)
Net amount	$52	$68	$3,140	$3,163

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three months ended December 31, 2018 and 2017 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended December 31,
	2018	2017
Foreign currency exchange derivatives	$—	$6
Commodity derivatives	(6)	3
Total	$(6)	$9

The following tables present the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2018 and 2017 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2018	2017
Foreign currency exchange derivatives	Cost of sales	$—	$2
Foreign currency exchange derivatives	Income (loss) from discontinued operations	1	—
Commodity derivatives	Cost of sales	(2)	2
Commodity derivatives	Income (loss) from discontinued operations	(5)	3
Total		$(6)	$7

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three months ended December 31, 2018 and 2017 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2018	2017
Foreign currency exchange derivatives	Cost of sales	$(4)	$2
Foreign currency exchange derivatives	Net financing charges	(21)	3
Foreign currency exchange derivatives	Income (loss) from discontinued operations	26	3
Equity swap	Selling, general and administrative	(9)	(2)
Total		$(8)	$6

The pre-tax gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges were $34 million and $(36) million for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018 and 2017, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2018 and September 30, 2018 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$16	$—	$16	$—
Assets held for sale
Commodity derivatives	1	—	1	—
Other noncurrent assets
Investments in marketable common stock	1	1	—	—
Deferred compensation plan assets	92	92	—	—
Exchange traded funds (fixed income)[1]	145	145	—	—
Exchange traded funds (equity)[1]	98	98	—	—
Equity swap	47	—	47	—
Noncurrent assets held for sale
Investments in marketable common stock	2	2	—	—
Total assets	$402	$338	$64	$—
Other current liabilities
Foreign currency exchange derivatives	$24	$—	$24	$—
Commodity derivatives	2	—	2	—
Liabilities held for sale
Commodity derivatives	11	—	11	—
Total liabilities	$37	$—	$37	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$16	$—	$16	$—
Commodity derivatives	1	—	1	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Investments in marketable common stock	1	1	—	—
Deferred compensation plan assets	100	100	—	—
Exchange traded funds (fixed income)[1]	148	148	—	—
Exchange traded funds (equity)[1]	119	119	—	—
Equity swap	63	—	63	—
Noncurrent assets held for sale
Investments in marketable common stock	3	3	—	—
Total assets	$465	$385	$80	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Commodity derivatives	2	—	2	—
Liabilities held for sale
Commodity derivatives	12	—	12	—
Total liabilities	$26	$—	$26	$—

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

Deferred compensation plan assets: Assets held in the deferred compensation plans will be used to pay benefits under certain of the Company's non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges and are valued using a market approach based on the quoted market prices. During the three months ended December 31, 2018, the Company recognized unrealized losses of $9 million in the consolidated statements of income on these investments that were still held as of December 31, 2018, where they offset unrealized gains on the related deferred compensation plan liability.

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. During the three months ended December 31, 2018, the Company recognized unrealized losses of $22 million in the consolidated statements of income on these investments that were still held as of December 31,

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

2018, of which $21 million related to restricted investments. Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt was $9.5 billion and $9.6 billion at December 31, 2018 and September 30, 2018, respectively. The fair value of public debt was $8.5 billion and $8.6 billion, at December 31, 2018 and September 30, 2018, respectively, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was $1.0 billion at December 31, 2018 and September 30, 2018, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

In the first quarter of fiscal 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2018. As a result, the Company reviewed the long-lived assets for impairment and recorded $28 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $23 million related to the Global Products segment and $5 million related to Corporate assets. In addition, the Company recorded $2 million of asset impairments within discontinued operations related to the Power Solutions segment in the first quarter of fiscal 2018. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At December 31, 2018 and 2017, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

18.	Segment Information

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has four reportable segments for financial reporting purposes.

•
Building Solutions North America designs, sells, installs, and services HVAC and controls systems, integrated electronic security systems (including monitoring), and integrated fire detection and suppression systems for commercial, industrial,

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

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

•
Global Products designs and produces heating and air conditioning for residential and commercial applications, and markets products and refrigeration systems to replacement and new construction market customers globally. The Global Products business also designs, manufactures and sells fire protection and security products, including intrusion security, anti-theft devices, and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide. Global Products also includes the Johnson Controls-Hitachi joint venture.

During the first quarter of fiscal 2019, the Company determined that the Power Solutions business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

On October 1, 2018, the Company adopted ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard requires the mark-to-market of marketable securities investments previously recorded within accumulated other comprehensive income on the statement of financial position be recorded in the statement of income on a prospective basis beginning as of the adoption date. As these restricted investments do not relate to the underlying operating performance of its business, the Company’s definition of segment earnings excludes the mark-to-market adjustments beginning in the first quarter of fiscal 2019.

Management evaluates the performance of its business segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, restructuring and impairment costs, and the net mark-to-market adjustments related to pension and postretirement plans and restricted asbestos investments.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2018	2017

Building Solutions North America	$2,116	$2,012
Building Solutions EMEA/LA	907	915
Building Solutions Asia Pacific	613	597
Global Products	1,828	1,781
Total net sales	$5,464	$5,305

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

	Segment EBITA
	Three Months Ended December 31,
	2018	2017

Building Solutions North America	$250	$227
Building Solutions EMEA/LA	77	69
Building Solutions Asia Pacific	66	74
Global Products	190	286
Total segment EBITA	$583	$656

Corporate expenses	$(136)	$(138)
Amortization of intangible assets	(97)	(92)
Restructuring and impairment costs	—	(154)
Net mark-to-market adjustments	(21)	—
Net financing charges	(85)	(102)
Income from continuing operations before income taxes	$244	$170

19.	Guarantees

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

The Company’s product warranty liability for continuing operations is recorded in the consolidated statements of financial position in deferred revenue or other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the three months ended December 31, 2018 and 2017 were as follows (in millions):

	Three Months Ended December 31,
	2018	2017

Balance at beginning of period	$315	$323
Accruals for warranties issued during the period	29	24
Accruals related to pre-existing warranties	(5)	(1)
Settlements made (in cash or in kind) during the period	(30)	(26)
Currency translation	1	2
Balance at end of period	$310	$322

As a result of the Tyco merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. At December 31, 2018 and September 30, 2018, the Company recorded liabilities of $255 million. Of the $255 million, $235 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements.

20.	Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of December 31, 2018, reserves for environmental liabilities for continuing operations totaled $32 million, of which $13 million was recorded within other current liabilities and $19 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $37 million at September 30, 2018, of which $10 million was recorded within other current liabilities and $27 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At December 31, 2018 and September 30, 2018, the Company recorded conditional asset retirement obligations for continuing operations of $29 million.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

As of December 31, 2018, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $194 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $546 million, of which $55 million was recorded in other current liabilities and $491 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $352 million, of which $33 million was recorded in other current assets, and $319 million was recorded in other noncurrent assets. Assets included $20 million of cash and $243 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at December 31, 2018 was $89 million. As of September 30, 2018, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $173 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $550 million, of which $55 million was recorded in other current liabilities and $495 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $377 million, of which $33 million was recorded in other current assets, and $344 million was recorded in other noncurrent assets. Assets included $6 million of cash and $281 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2018 was $90 million.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, property and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At December 31, 2018 and September 30, 2018, the insurable liabilities totaled $415 million and $417 million, respectively, of which $94 million and $95 million was recorded within other current liabilities, $22 million and $22 million was recorded within accrued compensation and benefits, and $299 million and $300 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at December 31, 2018 and September 30, 2018 were $26 million, of which $6 million was recorded within other current assets and $20 million was recorded within other noncurrent assets. The Company maintains captive insurance companies to manage its insurable liabilities.

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

In September of 2018, the Company filed a Petition for Multidistrict Litigation with the United States Judicial Panel on Multidistrict Litigation (“JPML”) seeking to consolidate all existing and future federal cases into one jurisdiction. On December 7, 2018, the JPML issued an order transferring various AFFF cases to a multi-district litigation (“MDL”) before the United States District Court for the District of South Carolina. Additional cases have been identified for transfer to the MDL.

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 20 putative class actions in federal and state courts in Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania and Washington. Each of these cases have been transferred to the MDL. The following putative class actions were filed in fiscal year 2019:

•	Grubb v. The 3M Company et al., filed October 30, 2018 in the United States District Court, District of Delaware.

•	County of Dutchess v. 3M Company et al., filed October 12, 2018 in the United States District Court, Southern District of New York.

•	Battisti et al. v. The 3M Company et al., filed December 20, 2018 in the United States District Court, Middle District of Florida.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

AFFF Individual or Mass Actions

There are approximately 55 individual or “mass” actions pending in federal court in Colorado (41 cases), New York (4 cases) and Pennsylvania (10 cases) against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York and 14 plaintiffs in Pennsylvania. These matters have been transferred to the MDL. The Company is also on notice of approximately 660 other possible individual product liability claims and 3 possible municipal claims by filings made in Pennsylvania state court, but complaints have not been filed in those matters, and, under Pennsylvania’s procedural rules, they may or may not result in lawsuits.

AFFF Municipal Cases

Chemguard and Tyco Fire Products are also defendants in 14 cases in federal and state courts involving municipal plaintiffs in Arizona, Florida, Massachusetts, New Jersey, New York and Ohio. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property. All but two of these cases either have been transferred or identified for transfer to the MDL. The following municipal actions were filed in fiscal year 2019:

•	Dutchess County v. The 3M Company et al. filed October 12, 2018 (and removed to the United States District Court, Southern District of New York) and styled as a class action.

•	City of Dayton v. The 3M Company et al., filed October 3, 2018 in the United States District Court, Southern District of Ohio.

•	City of Stuart v. the 3M Company et al., filed October 18, 2018 in the United States District Court, Southern District of Florida.

•
City of Tucson and Town of Marana v. The 3M Company et al., filed November 8, 2018 in the Superior Court of the State of Arizona, County of Pima (removed to the United States District Court for the District of Arizona).

•	New Jersey-American Water Company, Inc. v. The 3M Company et al., filed November 8, 2018 in the United States District Court for the District of New Jersey.

•
Village of Farmingdale v. The 3M Company et al., filed December 19, 2018 in the Supreme Court of the State of New York, County of Nassau (removed to the United States District Court for the Eastern District of New York).

•	Town of East Hampton v. The 3M Company et al., filed December 28, 2018 in the Supreme Court of the State of New York, County of Suffolk.

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

State Attorneys General Litigation related to AFFF

In June 2018, the State of New York filed a lawsuit in New York state court (State of New York v. 3M Co., No. 904029-18 (N.Y. Sup. Ct., Albany County)) against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at locations across New York, including Stewart Air National Guard Base in Newburgh and Gabreski Air National Guard Base in Southampton, Plattsburgh Air Force Base in Plattsburgh, Griffiss Air Force Base in Rome, and unspecified “other” sites throughout the State. The lawsuit seeks to recover costs and natural resource damages associated with contamination at these sites. This suit has been removed to the United States District Court for the Northern District of New York and identified for transfer to the MDL.

In January 2019, the State of Ohio filed a lawsuit in Ohio state court (State of Ohio v. 3M Co., No. G-4801-CI-021804752 -000 (Court of Common Pleas of Lucas County, Ohio)) against a number of manufacturers, including affiliates of the Company,

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various specified and unspecified locations across Ohio. The lawsuit seeks to recover costs and natural resource damages associated with the contamination. This lawsuit has been removed to the United States District Court for the Northern District of Ohio and identified for transfer to the MDL.

AFFF Matters Related to the Tyco Fire Products Fire Technology Center in Marinette, Wisconsin

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

Tyco Fire Products and its subsidiary Chemguard are defendants in two lawsuits in Marinette County, Wisconsin alleging damages due to the historical use of AFFF products at Tyco’s Fire Technology Center in Marinette, Wisconsin. The putative class action, Joan & Richard Campbell for themselves and on behalf of other similarly situated v. Tyco Fire Products LP and Chemguard Inc., et al (Marinette County Circuit Court, filed Dec. 17, 2018) alleges PFOA/PFOS contaminated groundwater migrated off Tyco’s property and into residential drinking water wells causing both personal injuries and property damage to the plaintiffs; Tyco and Chemguard removed this case to the United States District Court for the Eastern District of Wisconsin and will identify it for transfer to the MDL. A second lawsuit, Duane and Janell Goldsmith individually and on behalf of H.G. and K.G v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) was also filed by a family alleging personal injuries due to contaminated groundwater.

The Company is vigorously defending the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, but there can be no assurance that any such exposure will not be material. The Company is also pursuing insurance coverage for these matters.

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

The net sales to and purchases from related parties included in the consolidated statements of income for continuing operations were $43 million and $14 million, respectively, for the three months ended December 31, 2018; and $45 million and $9 million, respectively, for the three months ended December 31, 2017.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position for continuing operations (in millions):

	December 31, 2018	September 30, 2018

Receivable from related parties	$41	$36
Payable to related parties	7	18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco International plc ("Tyco"), the spin-off of Adient, changes in tax laws (including but not limited to the recently enacted Tax Cuts and Jobs Act), regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, cancellation of or changes to commercial arrangements, and with respect to the divestiture of the Power Solutions business, the expected financial impact and timing of the Power Solutions divestiture, whether and when the required regulatory approvals for the Power Solutions disposal will be obtained, the possibility that closing conditions for a transaction may not be satisfied or waived, the impact of the strategic review and any transaction on Johnson Controls and the Power Solutions business on a standalone basis if a transaction is completed, and whether the strategic benefits of any transaction can be achieved. A detailed discussion of risks related to Johnson Controls' business is included in Item 1A of Part I of the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2018 filed with the United States Securities and Exchange Commission ("SEC") on November 20, 2018 and available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in Item 1A of Part II of this Quarterly Report on Form 10-Q. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

During the first quarter of fiscal 2019, the Company determined that its Power Solutions business met the criteria to be classified as a discontinued operation and, as a result, Power Solutions' historical financial results are reflected in the Company's consolidated financial statements as a discontinued operation, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale.

The following information should be read in conjunction with the September 30, 2018 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on November 20, 2018. References in the following discussion and analysis to "Three Months"(or similar language) refer to the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Net Sales

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Net sales	$5,464	$5,305	3%

The increase in consolidated net sales for the three months ended December 31, 2018 was due to higher organic sales ($306 million) and acquisitions ($8 million), partially offset by the unfavorable impact of foreign currency translation ($100 million) and lower sales due to business divestitures ($55 million). The increase in organic sales related to higher volumes across all segments. Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 6% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Cost of sales	$3,739	$3,607	4%
Gross profit	1,725	1,698	2%
% of sales	31.6%	32.0%

Cost of sales for the three month period ended December 31, 2018 increased as compared to the three month period ended December 31, 2017, and gross profit as a percentage of sales decreased by 40 basis points. Gross profit increased due to higher volumes across all segments, partially offset by business divestitures and higher operating costs. Foreign currency translation had a favorable impact on cost of sales of approximately $66 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Selling, general and administrative expenses	$1,438	$1,319	9%
% of sales	26.3%	24.9%

Selling, general and administrative expenses ("SG&A") for the three month period ended December 31, 2018 increased 9% as compared to the three month period ended December 31, 2017. The increase in SG&A was primarily due to a $114 million gain on sale of the Scott Safety business in the Global Products segment in the prior year and a current year net mark-to-market loss on restricted asbestos investments, partially offset by productivity savings and costs synergies, net of incremental investments. Foreign currency translation had a favorable impact on SG&A of $22 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Restructuring and impairment costs	$—	$154	*

* Measure not meaningful

Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Net financing charges	$85	$102	-17%

Refer to Note 11, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Equity income	$42	$47	-11%

The decrease in equity income for the three months ended December 31, 2018 was primarily due to lower income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Income tax provision	$108	$217	-50%
Effective tax rate	44%	128%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2018, the Company's effective tax rate for continuing operations was 44% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments as a result of tax law changes and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended December 31, 2017, the Company's effective tax rate for continuing operations was 128% and was higher than the statutory tax rate of 12.5% primarily due to the discrete net impacts of U.S. Tax Reform, the tax impact of the divestiture of the Scott Safety business and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives and tax audit closures.

On December 22, 2017, the “Tax Cuts and Jobs Act” (H.R. 1) was enacted and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system and various base erosion minimum tax provisions.

In connection with the Company’s analysis of the impact of the U.S. tax law changes, the Company recorded a provisional net tax charge of $108 million during fiscal 2018 consistent with guidance prescribed by Staff Accounting Bulletin 118. This provisional net tax charge arises from a benefit of $108 million due to the remeasurement of U.S. deferred tax assets and liabilities, offset by the Company’s tax charge relating to the one-time transition tax on deemed repatriated earnings, inclusive of all relevant taxes, of $216 million. The Company’s estimated benefit of the remeasurement of U.S. deferred tax assets and liabilities increased from $101 million as of December 31, 2017 to $108 million as of September 30, 2018 due to calculation refinement of the Company’s estimated impact. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% or the blended fiscal 2018 rate of 24.5%. The Company’s tax charge for transition tax decreased from $305 million as of December 31, 2017 to $216 million as of September 30, 2018 due to further analysis of the Company’s post-1986 non-U.S. earnings and profits (“E&P”) previously deferred from U.S. federal taxation and refinement of the estimated impact of tax law changes. In the first quarter of fiscal 2019, the Company completed its analysis of all enactment-date income tax effects of the U.S. tax law change with no further adjustment to the provisional amounts recorded as of September 30, 2018.

In the first quarter of fiscal 2019, as a result of changes to U.S. tax law, the Company recorded a discrete tax charge of $76 million related to valuation allowance on certain U.S. deferred tax assets.

In the first quarter of fiscal 2018, the Company completed the sale of its Scott Safety business to 3M Company. Refer to Note 3, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information. In connection with the sale, the Company recorded a pre-tax gain of $114 million and income tax expense of $30 million.

In the first quarter of fiscal 2018, the Company recorded $154 million of significant restructuring and impairment costs. Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The restructuring costs generated a $23 million tax benefit, which reflects the Company’s current tax position in these jurisdictions.

Income From Discontinued Operations, Net of Tax

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Income from discontinued operations, net of tax	$263	$318	-17%

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Income from continuing operations attributable to noncontrolling interests	$29	$28	4%
Income from discontinued operations attributable to noncontrolling interests	15	13	15%

The increase in income from continuing operations attributable to noncontrolling interests for the three ended December 31, 2018 was primarily due to lower net loss at a certain partially-owned affiliate.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Net income attributable to Johnson Controls	$355	$230	54%

The increase in net income attributable to Johnson Controls for the three months ended December 31, 2018 was primarily due to a decrease in restructuring and impairment costs and income tax provision, and higher gross profit, partially offset by higher SG&A and lower income from discontinued operations. Diluted earnings per share attributable to Johnson Controls for the three months ended December 31, 2018 was $0.38 compared to $0.25 for the three months ended December 31, 2017.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Comprehensive income attributable to Johnson Controls	$229	$289	-21%

The decrease in comprehensive income attributable to Johnson Controls for the three months ended December 31, 2018 was primarily due to a decrease in other comprehensive income attributable to Johnson Controls ($185 million) resulting primarily from unfavorable foreign currency translation adjustments, partially offset by higher net income attributable to Johnson Controls ($125 million). These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound and euro currencies against the U.S. dollar.

Segment Analysis

On October 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard requires the mark-to-market of marketable securities investments previously recorded within accumulated other comprehensive income on the statement of financial position be recorded in the statement of income on a prospective basis beginning as of the adoption date. As these restricted investments do not relate to the underlying operating performance of its business, the Company’s definition of segment earnings excludes the mark-to-market adjustments beginning in the first quarter of fiscal 2019.

Management evaluates the performance of its business units based primarily on segment EBITA, which represents income from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, restructuring and impairment costs, and net mark-to-market adjustments related to pension and postretirement plans and restricted asbestos investments.

Net Sales

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Building Solutions North America	$2,116	$2,012	5%
Building Solutions EMEA/LA	907	915	-1%
Building Solutions Asia Pacific	613	597	3%
Global Products	1,828	1,781	3%
	$5,464	$5,305	3%

•
The increase in Building Solutions North America was due to higher volumes ($112 million), partially offset by the unfavorable impact of foreign currency translation ($8 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The decrease in Building Solutions EMEA/LA was due to the unfavorable impact of foreign currency translation ($43 million), partially offset by higher volumes ($33 million) and incremental sales related to a business acquisition ($2 million). The increase in volumes was primarily attributable to higher service sales.

•
The increase in Building Solutions Asia Pacific was due to higher volumes ($34 million), partially offset by the unfavorable impact of foreign currency translation ($18 million). The increase in volumes was primarily attributable to higher installation sales.

•
The increase in Global Products was due to higher volumes ($127 million) and incremental sales related to business acquisitions ($6 million), partially offset by lower volumes related to business divestitures ($55 million) and the unfavorable impact of foreign currency translation ($31 million). The increase in volumes was primarily attributable to higher building management, HVAC and refrigeration equipment, and specialty products sales.

Segment EBITA

	Three Months Ended December 31,
(in millions)	2018	2017	Change

Building Solutions North America	$250	$227	10%
Building Solutions EMEA/LA	77	69	12%
Building Solutions Asia Pacific	66	74	-11%
Global Products	190	286	-34%
	$583	$656	-11%

•
The increase in Building Solutions North America was due to favorable volumes ($36 million) and prior year integration costs ($9 million), partially offset by incremental sales investments ($11 million), unfavorable mix ($7 million), current year integration costs ($3 million) and the unfavorable impact of foreign currency translation ($1 million).

•
The increase in Building Solutions EMEA/LA was due to favorable volumes / mix ($11 million), lower SG&A ($5 million), prior year integration costs ($2 million) and incremental income related to a business acquisition ($1 million), partially offset by the unfavorable impact of foreign currency translation ($7 million) and incremental sales investments ($4 million).

•
The decrease in Building Solutions Asia Pacific was due to unfavorable mix / margin rates ($8 million), higher SG&A ($5 million), incremental investments ($1 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher volumes ($7 million).

•
The decrease in Global Products was due to a prior year gain on sale of Scott Safety ($114 million), higher SG&A and operating expenses including planned incremental global product and channel investments, partially offset by productivity savings ($21 million), lower income due to business divestitures ($6 million), lower equity income ($5 million), current year integration costs ($4 million) and the unfavorable impact of foreign currency translation ($3 million). These items were partially offset by favorable volumes / mix ($51 million) and prior year integration costs ($6 million).

Backlog

The Company’s backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At December 31, 2018, the backlog was $8.8 billion, of which $8.5 billion is attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

In the first quarter of fiscal 2019, the Company adopted ASC 606, “Revenue from Contracts with Customers,” and as a result is required to disclose remaining performance obligations. At December 31, 2018, remaining performance obligations were $13.7 billion, which is $4.9 billion higher than the Company's backlog of $8.8 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

•
Remaining performance obligations include large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which are services to be performed over the building's lifetime with initial contract terms of 25 to 35 years for the entire term of the contract versus backlog which includes only the lifecycle period of these contracts which approximates five years;

•
The Company has elected to exclude from remaining performance obligations certain contracts with customers with a term of one year or less or contracts that are cancelable without substantial penalty while these contracts are included within backlog; and

•
Remaining performance obligations include the full remaining term of service contracts with substantial termination penalties versus backlog which includes one year for all outstanding service contracts.

The Company will continue to report backlog as it believes it is a useful measure of evaluating the Company's operational performance and relationship to total orders.

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
(in millions)	2018	2018	Change

Current assets	$11,955	$11,823
Current liabilities	(11,653)	(11,250)
	302	573	-47%

Less: Cash	(292)	(185)
Add: Short-term debt	2,319	1,306
Add: Current portion of long-term debt	1	1
Less: Assets held for sale	(3,042)	(3,015)
Add: Liabilities held for sale	1,636	1,791
Working capital (as defined)	$924	$471	96%

Accounts receivable - net	$5,442	$5,622	-3%
Inventories	2,027	1,819	11%
Accounts payable	3,273	3,407	-4%

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

•
The increase in working capital at December 31, 2018 as compared to September 30, 2018, was primarily due to an increase in inventory to meet anticipated customer demand and a decrease in accounts payable due to timing of supplier payments.

•
The Company’s days sales in accounts receivable at December 31, 2018 were 73 days, higher than 68 days at September 30, 2018. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended December 31, 2018 were lower than the comparable period ended September 30, 2018, primarily due to changes in inventory production levels.

•	Days in accounts payable at December 31, 2018 were 75 days, higher than 72 days at the comparable period ended September 30, 2018.

Cash Flows From Continuing Operations

	Three Months Ended December 31,
(in millions)	2018	2017

Cash used by operating activities	$(79)	$(133)
Cash provided (used) by investing activities	(136)	1,880
Cash provided (used) by financing activities	256	(1,450)
Capital expenditures	(153)	(114)

•
The decrease in cash used by operating activities for the three months ended December 31, 2018 was primarily due to favorable movements in accounts receivable and other assets, partially offset by income tax refunds in the prior year.

•
The increase in cash used by investing activities for the three months ended December 31, 2018 was primarily due to net cash proceeds received from the Scott Safety business divestiture in the prior year.

•
The increase in cash provided by financing activities for the three months ended December 31, 2018 was primarily due to prior year repayments of long-term debt, partially offset by higher stock repurchases in the current year.

•	The increase in capital expenditures for the three months ended December 31, 2018 primarily relates to increased product investments.

Capitalization

	December 31,	September 30,
(in millions)	2018	2018	Change

Short-term debt	$2,319	$1,306
Current portion of long-term debt	1	1
Long-term debt	9,588	9,623
Total debt	11,908	10,930	9%
Less: cash and cash equivalents	292	185
Total net debt	11,616	10,745	8%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	20,102	21,164	-5%
Total capitalization	$31,718	$31,909	-1%

Total net debt as a % of total capitalization	36.6%	33.7%

•
Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
The Company believes its capital resources and liquidity position at December 31, 2018 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2019 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and Tyco International Holding S.à.r.l ("TSarl") are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.25 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facilities as of December 31, 2018 and September 30, 2018. The Company also selectively makes use of short-term credit lines other than its revolving credit facilities at the Company and TSarl. The Company estimates that, as of December 31, 2018, it could borrow up to $1.8 billion based on average borrowing levels during the quarter on committed credit lines. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company’s debt financial covenant in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of December 31, 2018, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

•
The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2019, the Company believes the long-term rate of return will approximate 7.10%, 5.20% and 5.65% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2019, the Company made approximately $21 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $85 million in cash to its defined benefit pension plans in fiscal 2019. The Company expects to contribute $15 million in cash to its postretirement plans in fiscal 2019.

•
The Company earns a significant amount of its operating income outside of the parent company. Outside basis differences in consolidated subsidiaries are deemed to be permanently reinvested except in limited circumstances. However, in fiscal 2019, the Company provided income tax expense related to a change in the Company's assertion over the outside basis differences of the Company’s investment in certain subsidiaries as a result of the planned divestiture of the Power Solutions business. Also, in fiscal 2018, due to U.S. Tax Reform, the Company provided income tax related to the change in the Company’s assertion over the outside basis difference of certain non-U.S. subsidiaries owned directly or indirectly by U.S. subsidiaries. Under U.S. Tax Reform, the U.S. has adopted a territorial tax system that provides an exemption for dividends received by U.S. corporations from 10% or more owned non-U.S. corporations. However, certain non-U.S, U.S. state and withholding taxes may still apply when closing an outside basis difference via distribution or other transactions. The Company currently does not intend nor foresee a need to repatriate undistributed earnings or reduce outside basis differences other than as noted above or in tax efficient manners. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in a tax efficient manner, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2018 and recorded $255 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2018 restructuring plan will reduce annual operating costs for continuing operations by approximately $300 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2020. For fiscal 2019, the savings, net of execution costs, are expected to be approximately 70% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $155 million at December 31, 2018 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $347 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs for continuing operations by approximately $260 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2019. The restructuring action is expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $73 million at December 31, 2018 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $222 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs for continuing operations by approximately $127 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2019. The restructuring action is expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $65 million at December 31, 2018 is expected to be paid in cash.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no other material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. In December 2017, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization. In November 2018, the Company's Board of Directors approved an additional $1 billion increase to its share repurchase authorization. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three months ended December 31, 2018, the Company repurchased approximately $467 million of its shares. As of December 31, 2018, approximately $1.6 billion remains available under the share repurchase program.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/18 - 10/31/18
Purchases by Company	2,227,814	$33.87	2,227,814	$973,044,916
11/1/18 - 11/30/18
Purchases by Company	4,014,000	33.51	4,014,000	1,838,538,183
12/1/18 - 12/31/18
Purchases by Company	8,020,000	32.02	8,020,000	1,581,718,549

During the three months ended December 31, 2018, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 58 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: February 1, 2019	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS INTERNATIONAL PLC
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Stock and Asset Purchase Agreement, dated as of November 13, 2018, by and between Johnson Controls International plc and BCP Acquisitions LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report filed November 13, 2018).

10.2
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing December 6, 2018 (filed herewith).

10.3
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan commencing December 6, 2018 applicable to Mr. Stief (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements.