Form 10-Q
period 2019-03-31
Johnson Controls International plc
filed 2019-05-03
CIK 833444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13836

JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

One Albert Quay, Cork, Ireland
(Address of principal executive offices)

353-21-423-5000	Not Applicable
(Registrant’s telephone number)	(Former name, former address and former fiscal year, if changed since last report)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2019
Ordinary Shares, $0.01 par value per share	898,068,721

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	March 31, 2019	September 30, 2018
Assets

Cash and cash equivalents	$239	$185
Accounts receivable - net	5,707	5,622
Inventories	2,124	1,819
Assets held for sale	2,999	3,015
Other current assets	1,767	1,182
Current assets	12,836	11,823

Property, plant and equipment - net	3,332	3,300
Goodwill	18,311	18,381
Other intangible assets - net	6,015	6,187
Investments in partially-owned affiliates	937	848
Noncurrent assets held for sale	5,229	5,188
Other noncurrent assets	1,829	3,070
Total assets	$48,489	$48,797

Liabilities and Equity

Short-term debt	$2,862	$1,306
Current portion of long-term debt	1,106	1
Accounts payable	3,482	3,407
Accrued compensation and benefits	732	1,021
Deferred revenue	1,521	1,326
Liabilities held for sale	1,558	1,791
Other current liabilities	2,180	2,398
Current liabilities	13,441	11,250

Long-term debt	8,418	9,623
Pension and postretirement benefits	532	616
Noncurrent liabilities held for sale	185	207
Other noncurrent liabilities	4,612	4,643
Long-term liabilities	13,747	15,089

Commitments and contingencies (Note 20)

Ordinary shares, $0.01 par value	10	10
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(2,078)	(1,053)
Capital in excess of par value	16,640	16,549
Retained earnings	6,416	6,604
Accumulated other comprehensive loss	(952)	(946)
Shareholders’ equity attributable to Johnson Controls	20,036	21,164
Noncontrolling interests	1,265	1,294
Total equity	21,301	22,458
Total liabilities and equity	$48,489	$48,797

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net sales
Products and systems	$4,240	$4,151	$8,162	$7,967
Services	1,539	1,479	3,081	2,968
	5,779	5,630	11,243	10,935
Cost of sales
Products and systems	3,029	2,968	5,853	5,758
Services	906	838	1,821	1,655
	3,935	3,806	7,674	7,413

Gross profit	1,844	1,824	3,569	3,522

Selling, general and administrative expenses	(1,458)	(1,490)	(2,896)	(2,809)
Restructuring and impairment costs	—	—	—	(154)
Net financing charges	(98)	(107)	(183)	(209)
Equity income	33	27	75	74

Income from continuing operations before income taxes	321	254	565	424

Income tax provision	47	36	155	253

Income from continuing operations	274	218	410	171

Income from discontinued operations, net of tax (Note 4)	284	265	547	583

Net income	558	483	957	754

Income from continuing operations attributable to noncontrolling interests	34	34	63	62

Income from discontinued operations attributable to noncontrolling interests	9	11	24	24

Net income attributable to Johnson Controls	$515	$438	$870	$668

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$240	$184	$347	$109
Income from discontinued operations	275	254	523	559
Net income	$515	$438	$870	$668

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.27	$0.20	$0.38	$0.12
Discontinued operations	0.30	0.27	0.57	0.60
Net income	$0.57	$0.47	$0.95	$0.72

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.26	$0.20	$0.38	$0.12
Discontinued operations	0.30	0.27	0.57	0.60
Net income *	$0.57	$0.47	$0.95	$0.72

*	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Net income	$558	$483	$957	$754

Other comprehensive income, net of tax:
Foreign currency translation adjustments	117	204	(1)	283
Realized and unrealized gains (losses) on derivatives	17	(10)	19	(11)
Realized and unrealized losses on marketable securities	—	(2)	—	(2)

Other comprehensive income	134	192	18	270

Total comprehensive income	692	675	975	1,024

Comprehensive income attributable to noncontrolling interests	49	77	103	137

Comprehensive income attributable to Johnson Controls	$643	$598	$872	$887

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2019	2018
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$347	$109
Income from continuing operations attributable to noncontrolling interests	63	62
Net income from continuing operations	410	171
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	422	422
Pension and postretirement benefit income	(57)	(72)
Pension and postretirement contributions	(37)	(36)
Equity in earnings of partially-owned affiliates, net of dividends received	(67)	(59)
Deferred income taxes	503	(79)
Non-cash restructuring and impairment charges	—	28
Gain on Scott Safety business divestiture	—	(114)
Equity-based compensation	42	50
Other - net	(9)	(12)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(139)	(107)
Inventories	(321)	(209)
Other assets	(29)	(174)
Restructuring reserves	(59)	(6)
Accounts payable and accrued liabilities	(17)	(53)
Accrued income taxes	(539)	390
Cash provided by operating activities from continuing operations	103	140

Investing Activities of Continuing Operations
Capital expenditures	(278)	(280)
Sale of property, plant and equipment	5	10
Acquisition of businesses, net of cash acquired	(13)	(15)
Business divestitures, net of cash divested	6	2,114
Proceeds (payments) for equity swap	7	(15)
Changes in long-term investments	14	(3)
Cash provided (used) by investing activities from continuing operations	(259)	1,811

Financing Activities of Continuing Operations
Increase (decrease) in short-term debt - net	1,556	(103)
Increase in long-term debt	—	886
Repayment of long-term debt	(12)	(2,327)
Debt financing costs	—	(4)
Stock repurchases	(1,000)	(199)
Payment of cash dividends	(479)	(473)
Proceeds from the exercise of stock options	51	36
Employee equity-based compensation withholding taxes	(23)	(36)
Dividends paid to noncontrolling interests	(132)	(43)
Cash used by financing activities from continuing operations	(39)	(2,263)

Discontinued Operations
Cash provided by operating activities	502	397
Cash used by investing activities	(153)	(228)
Cash provided (used) by financing activities	(28)	9
Cash provided by discontinued operations	321	178
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	61
Change in cash held for sale	(30)	5
Increase (decrease) in cash, cash equivalents and restricted cash	58	(68)
Cash, cash equivalents and restricted cash at beginning of period	200	332
Cash, cash equivalents and restricted cash at end of period	258	264
Less: Restricted cash	19	20
Cash and cash equivalents at end of period	$239	$244

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders
(in millions, except per share data; unaudited)

	Six Months Ended March 31, 2019
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2018	$21,164	$10	$16,549	$6,604	$(1,053)	$(946)
Comprehensive income	872	—	—	870	—	2
Cash dividends Ordinary ($0.52 per share)	(475)	—	—	(475)	—	—
Repurchases of ordinary shares	(1,000)	—	—	—	(1,000)	—
Adoption of ASC 606	(45)	—	—	(45)	—	—
Adoption of ASU 2016-01	—	—	—	8	—	(8)
Adoption of ASU 2016-16	(546)	—	—	(546)	—	—
Other, including options exercised	66	—	91	—	(25)	—
At March 31, 2019	$20,036	$10	$16,640	$6,416	$(2,078)	$(952)

	Three Months Ended March 31, 2019
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At December 31, 2018	$20,102	$10	$16,579	$6,136	$(1,543)	$(1,080)
Comprehensive income	643	—	—	515	—	128
Cash dividends Ordinary ($0.26 per share)	(235)	—	—	(235)	—	—
Repurchases of ordinary shares	(533)	—	—	—	(533)	—
Other, including options exercised	59	—	61	—	(2)	—
At March 31, 2019	$20,036	$10	$16,640	$6,416	$(2,078)	$(952)

	Six Months Ended March 31, 2018
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2017	$20,447	$9	$16,390	$5,231	$(710)	$(473)
Comprehensive income	887	—	—	668	—	219
Cash dividends Ordinary ($0.52 per share)	(482)	—	—	(482)	—	—
Repurchases of ordinary shares	(199)	—	—	—	(199)	—
Adoption of ASU 2016-09	179	—	—	179	—	—
Other, including options exercised	42	—	81	(2)	(37)	—
At March 31, 2018	$20,874	$9	$16,471	$5,594	$(946)	$(254)

	Three Months Ended March 31, 2018
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At December 31, 2017	$20,535	$9	$16,427	$5,398	$(885)	$(414)
Comprehensive income	598	—	—	438	—	160
Cash dividends Ordinary ($0.26 per share)	(240)	—	—	(240)	—	—
Repurchases of ordinary shares	(49)	—	—	—	(49)	—
Other, including options exercised	30	—	44	(2)	(12)	—
At March 31, 2018	$20,874	$9	$16,471	$5,594	$(946)	$(254)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

1.	Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on November 20, 2018. The results of operations for the three and six month periods ended March 31, 2019 are not necessarily indicative of results for the Company’s 2019 fiscal year because of seasonal and other factors.

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
March 31, 2019
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

Restricted Cash

At March 31, 2019, the Company held restricted cash of approximately $19 million, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities. At September 30, 2018, the Company held restricted cash of approximately $15 million, of which $6 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position.

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

Recently Adopted Accounting Pronouncements

On August 17, 2018, the SEC issued the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. The final rule extends to interim periods the annual disclosure requirement of presenting changes in each caption of stockholders' equity and the amount of dividends per share. These disclosures are required to be provided for the current and comparative interim periods. As a result, the Company has included the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the three and six month periods ended March 31, 2019 and 2018 in this quarterly report on Form 10-Q.

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
March 31, 2019
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

The impact of adoption of the New Revenue Standard to the Company's consolidated statement of income for the six months ended March 31, 2019 for continuing operations was an increase to net sales of approximately $1 million, with the impact to income before taxes of less than $1 million. The impact of adoption of the New Revenue Standard to the Company's consolidated statement of income for the three and six months ended March 31, 2019 for discontinued operations was an increase to net sales of $272 million and $590 million, respectively, with the impact to income from discontinued operations, net of tax, of $16 million and $26 million, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

The impact of adoption of the New Revenue Standard to the Company's consolidated statement of financial position as of March 31, 2019 is as follows (in millions):

	March 31, 2019
	As reported	Under previous accounting guidance	Impact from adopting the New Revenue Standard
Consolidated Statement of Financial Position

Assets

Accounts receivable - net	$5,707	$5,741	$(34)
Inventories	2,124	2,138	(14)
Assets held for sale	2,999	2,983	16
Other current assets	1,767	1,792	(25)
Property, plant and equipment - net	3,332	3,292	40
Other noncurrent assets	1,829	1,799	30

Liabilities and Equity

Deferred revenue	1,521	1,512	9
Liabilities held for sale	1,558	1,535	23
Retained earnings	6,416	6,435	(19)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2019 with early adoption permitted; however in July 2018 the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company has elected this transition method at the adoption date of October 1, 2019. The FASB further amended Topic 842 by issuing ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which provides an optional transition practical expedient for existing or expired land easements that were not previously recorded as leases, ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," ASU No. 2018-20, "Leases (Topic 842): Narrow-Scope Improvements for Lessors," and ASU No. 2019-01, "Leases (Topic 842): Codification Improvements." The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements. The Company has started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. The new guidance will require the Company to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. The Company expects the new guidance will have a material impact on its consolidated statements of financial position for the addition of right-of-use assets and lease liabilities, but the Company does not expect it to have a material impact on its consolidated statements of income and its consolidated statements of cash flows.
Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

3.	Acquisitions and Divestitures

During the first six months of fiscal 2019, the Company completed certain divestitures within the Global Products and Building Solutions EMEA/LA businesses. The combined selling price was $18 million, $6 million of which was received as of March 31, 2019. In connection with the sale, the Company reduced goodwill by $1 million within the Building Solutions EMEA/LA segment. The divestitures were not material to the Company's consolidated financial statements.

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

In the second quarter of fiscal 2018, the Company completed the sale of a certain Global Products business. The selling price was $103 million, all of which was received in the three months ended March 31, 2018. In connection with the sale, the Company reduced goodwill by $20 million. The divestiture was not material to the Company's consolidated financial statements.

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

On November 13, 2018, the Company entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with BCP Acquisitions LLC (“Purchaser”). The Purchaser is a newly-formed entity controlled by investment funds managed by Brookfield Capital Partners LLC. Pursuant to the Purchase Agreement, on the terms and subject to the conditions therein, the Company has agreed to sell, and Purchaser has agreed to acquire, the Company’s Power Solutions business for a purchase price of $13.2 billion. The transaction closed on April 30, 2019 with net cash proceeds of $11.6 billion after tax and transaction-related expenses.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

The following table summarizes the results of Power Solutions reclassified as discontinued operations for the three and six month periods ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Net sales	$2,012	$1,845	$4,439	$3,975

Income from discontinued operations before income taxes	334	307	724	675
Provision for income taxes on discontinued operations	(50)	(42)	(177)	(92)
Income from discontinued operations attributable to noncontrolling interests, net of tax	(9)	(11)	(24)	(24)
Income from discontinued operations	$275	$254	$523	$559

For the three months ended March 31, 2019, income from discontinued operations before income taxes included transaction costs of $18 million and a favorable impact of $64 million for ceasing depreciation and amortization expense as the business was held for sale. For the six months ended March 31, 2019, income from discontinued operations before income taxes included transaction costs of $46 million and a favorable impact of $96 million for ceasing depreciation and amortization expense as the business was held for sale. The increase in net sales for the three and six months ended March 31, 2019 was primarily due to the impact of the adoption of the New Revenue Standard. Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements for further information.

For the three months ended March 31, 2019, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to tax rate differentials. For the six months ended March 31, 2019, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to establishment of a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries related to the planned divestiture of the business and tax rate differentials. For the three and six months ended March 31, 2018, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to tax rate differentials.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

Assets and Liabilities Held for Sale

The following table summarizes the carrying value of the Power Solutions assets and liabilities held for sale at March 31, 2019 and September 30, 2018 (in millions):

	March 31, 2019	September 30, 2018

Cash	$45	$15
Accounts receivable - net	1,228	1,443
Inventories	1,524	1,405
Other current assets	202	152
Assets held for sale	$2,999	$3,015

Property, plant and equipment - net	$2,981	$2,871
Goodwill	1,081	1,092
Other intangible assets - net	156	161
Investments in partially-owned affiliates	476	453
Other noncurrent assets	535	611
Noncurrent assets held for sale	$5,229	$5,188

Short-term debt	$6	$9
Current portion of long-term debt	8	25
Accounts payable	1,128	1,237
Accrued compensation and benefits	99	125
Deferred revenue	23	—
Other current liabilities	294	395
Liabilities held for sale	$1,558	$1,791

Long-term debt	$28	$31
Pension and postretirement benefits	94	101
Other noncurrent liabilities	63	75
Noncurrent liabilities held for sale	$185	$207

5.	Revenue Recognition

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

The Company recognizes revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. If contract modifications result in additional goods or services that are distinct from those transferred before the modification, they are accounted for prospectively as if the Company entered into a new contract. If the goods or services in the modification are not distinct from those in the original contract, sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. The Company elected the practical expedient which permits the promised amount of consideration to not be adjusted for the effects of a significant financing component as at contract inception the Company expects to receive the payment within the twelve months of transfer of goods or services.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by product versus services revenue for the three and six months ended March 31, 2019 (in millions):

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,387	$800	$2,187	$2,708	$1,595	$4,303
Building Solutions EMEA/LA	416	462	878	833	952	1,785
Building Solutions Asia Pacific	351	277	628	707	534	1,241
Global Products	2,086	—	2,086	3,914	—	3,914

Total	$4,240	$1,539	$5,779	$8,162	$3,081	$11,243

The following table presents further disaggregation of Global Products segment revenues by product type for the three and six months ended March 31, 2019 (in millions):

	Three Months Ended March 31,	Six Months Ended March 31,
	2019	2019
Building Management	$320	$601
HVAC & Refrigeration Equipment	1,474	2,759
Specialty	292	554
Total Global Products	$2,086	$3,914

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	March 31, 2019	October 1, 2018
Contract assets - current	Accounts receivable - net	$1,343	$1,261
Contract assets - noncurrent	Other noncurrent assets	85	85
Contract liabilities - current	Deferred revenue	(1,521)	(1,335)
Contract liabilities - noncurrent	Other noncurrent liabilities	(119)	(113)
Total		$(212)	$(102)

For the three and six months ended March 31, 2019, the Company recognized revenue of $214 million and $926 million, respectively, that was included in the beginning of period contract liability balance.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
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

Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services, or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $13.9 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

As of March 31, 2019, the Company recorded the costs to obtain or fulfill a contract of $184 million, of which $98 million is recorded within other current assets and $86 million is recorded within other noncurrent assets in the consolidated statements of financial position.

During the three and six months ended March 31, 2019, the Company recognized amortization expense of $34 million and $69 million, respectively related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three and six months ended March 31, 2019.

6.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2019	September 30, 2018

Raw materials and supplies	$687	$606
Work-in-process	188	155
Finished goods	1,249	1,058
Inventories	$2,124	$1,819

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended March 31, 2019 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				March 31,
	2018				2019

Building Solutions North America	$9,603	$—	$—	$(22)	$9,581
Building Solutions EMEA/LA	1,950	—	(1)	(36)	1,913
Building Solutions Asia Pacific	1,235	—	—	4	1,239
Global Products	5,593	9	—	(24)	5,578
Total	$18,381	$9	$(1)	$(78)	$18,311

At September 30, 2018, accumulated goodwill impairment charges included $47 million related to the Building Solutions EMEA/LA - Latin America reporting unit.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	March 31, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,309	$(310)	$999	$1,317	$(251)	$1,066
Customer relationships	2,930	(702)	2,228	2,941	(599)	2,342
Miscellaneous	542	(216)	326	458	(185)	273
Total amortized intangible assets	4,781	(1,228)	3,553	4,716	(1,035)	3,681
Unamortized intangible assets
Trademarks/trade names	2,372	—	2,372	2,386	—	2,386
Miscellaneous	90	—	90	120	—	120
	2,462	—	2,462	2,506	—	2,506
Total intangible assets	$7,243	$(1,228)	$6,015	$7,222	$(1,035)	$6,187

Amortization of other intangible assets included within continuing operations for the three month periods ended March 31, 2019 and 2018 was $98 million and $92 million, respectively. Amortization of other intangible assets included within continuing operations for the six month periods ended March 31, 2019 and 2018 was $195 million and $184 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2020, 2021, 2022, 2023 and 2024 will be approximately $392 million, $385 million, $377 million, $368 million and $355 million per year, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
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

The following table summarizes the changes in the Company’s 2018 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$209	$42	$12	$263
Utilized—cash	(45)	—	(2)	(47)
Utilized—noncash	—	(42)	—	(42)
Balance at September 30, 2018	$164	$—	$10	$174
Utilized—cash	(42)	—	(4)	(46)
Transfer to liabilities held for sale	(4)	—	—	(4)
Balance at March 31, 2019	$118	$—	$6	$124

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
March 31, 2019
(unaudited)

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$276	$77	$14	$—	$367
Utilized—cash	(75)	—	—	—	(75)
Utilized—noncash	—	(77)	(1)	—	(78)
Adjustment to restructuring reserves	25	—	—	—	25
Balance at September 30, 2017	$226	$—	$13	$—	$239
Utilized—cash	(152)	—	(6)	—	(158)
Utilized—noncash	—	—	—	(1)	(1)
Balance at September 30, 2018	$74	$—	$7	$(1)	$80
Utilized—cash	(3)	—	(1)	—	(4)
Utilized—noncash	—	—	—	(2)	(2)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Balance at March 31, 2019	$68	$—	$6	$(3)	$71

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
March 31, 2019
(unaudited)

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(86)	—	(2)	—	(88)
Utilized—noncash	—	—	—	1	1
Adjustment to restructuring reserves	(25)	—	—	—	(25)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Adjustment to acquired Tyco restructuring reserves	(22)	—	—	—	(22)
Balance at September 30, 2017	$84	$—	$6	$2	$92
Utilized—cash	(17)	—	(2)	—	(19)
Balance at September 30, 2018	$67	$—	$4	$2	$73
Utilized—cash	(9)	—	—	—	(9)
Balance at March 31, 2019	$58	$—	$4	$2	$64

The Company's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 11,300 employees (9,100 for the Building Technologies & Solutions business and 2,200 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2019, approximately 5,100 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twelve plant closures in the Building Technologies & Solutions business. As of March 31, 2019, ten of the twelve plants have been closed.

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended March 31, 2019, the Company's effective tax rate for continuing operations was 15% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2019, the Company's effective tax rate for continuing operations was 27%

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments as a result of tax law changes and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended March 31, 2018, the Company's effective tax rate for continuing operations was 14% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2018, the Company's effective tax rate for continuing operations was 60% and was higher than the statutory tax rate of 12.5% primarily due to the discrete net impacts of U.S. Tax Reform, the tax impact of the divestiture of the Scott Safety business and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives and tax audit closures.

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

In the first quarter of fiscal 2019, as a result of changes to U.S. tax law, the Company recorded a discrete tax charge of $76 million related to valuation allowances on certain U.S. deferred tax assets.

Uncertain Tax Positions

At September 30, 2018, the Company had gross tax effected unrecognized tax benefits of $2,358 million, of which $2,225 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2018 was approximately $119 million (net of tax benefit). The interest and penalties accrued during the six months ended March 31, 2019 was approximately $31 million (net of tax benefit). Interest and penalties accrued during the six months ended March 31, 2018 were immaterial. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the first quarter of fiscal 2018, tax audit resolutions resulted in a $25 million net benefit to income tax expense.

In the U.S., fiscal years 2015 through 2016 are currently under exam by the Internal Revenue Service ("IRS") for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2017
China	2008 - 2016
France	2010 - 2012; 2015 - 2016
Germany	2007 - 2016
Japan	2017 - 2018
United Kingdom	2012 - 2015

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

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

During the six months ended March 31, 2019 and 2018, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

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

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Service cost	$—	$1	$—	$1
Interest cost	25	23	50	46
Expected return on plan assets	(46)	(50)	(92)	(100)
Net periodic benefit credit	$(21)	$(26)	$(42)	$(53)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Service cost	$6	$6	$11	$11
Interest cost	12	14	26	28
Expected return on plan assets	(25)	(29)	(52)	(57)
Settlement loss	1	—	1	—
Net periodic benefit credit	$(6)	$(9)	$(14)	$(18)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Service cost	$1	$1	$1	$1
Interest cost	1	1	3	3
Expected return on plan assets	(3)	(3)	(5)	(5)
Net periodic benefit credit	$(1)	$(1)	$(1)	$(1)

11.	Debt and Financing Arrangements

On May 1, 2019, the Company announced that it has commenced a cash tender offer to purchase up to $1.5 billion in aggregate principal amount of certain of its outstanding notes.

In March 2019, a 364-day $250 million committed revolving credit facility expired. The Company entered into a new $250 million committed revolving credit facility scheduled to expire in March 2020. As of March 31, 2019 there were no draws on the facility.

In February 2019, the Company repurchased, at a discount, $12 million of its 3.9% fixed rate notes, plus accrued interest, scheduled to mature in 2026.

In February 2019, a 364-day $150 million committed revolving credit facility expired. The Company entered into a new $150 million committed revolving credit facility scheduled to expire in February 2020. As of March 31, 2019 there were no draws on the facility.

In February 2019, a 364-day $150 million committed revolving credit facility expired. The Company entered into a new $150 million committed revolving credit facility scheduled to expire in February 2020. As of March 31, 2019 there were no draws on the facility.

In January 2019, the Company entered into a $750 million term loan due the earlier of January 2020 or five business days from the closing on the sale of the Power Solutions business. Proceeds from the term loan were used for general corporate purposes.

In January 2019, a 364-day $200 million committed revolving credit facility expired. The Company entered into a new $350 million committed revolving credit facility scheduled to expire in January 2020. As of March 31, 2019 there were no draws on the facility.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and six months ended March 31, 2019 and 2018 contained the following components (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Interest expense, net of capitalized interest costs	$97	$99	$188	$201
Banking fees and bond cost amortization	7	8	13	15
Interest income	(6)	(1)	(13)	(8)
Net foreign exchange results for financing activities	—	1	(5)	1
Net financing charges	$98	$107	$183	$209

12.	Stock-Based Compensation

During September 2016, the Board of Directors of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based compensation awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the six month periods ended March 31, 2019 and 2018 is presented below:

	Six Months Ended March 31,
	2019		2018
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	1,741,510	$5.56	1,355,595	$7.05
Restricted stock/units	2,307,864	33.43	2,095,225	37.37
Performance shares	583,989	36.28	496,478	36.31

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

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

	Six Months Ended March 31,
	2019	2018
Expected life of option (years)	6.4	6.5
Risk-free interest rate	2.77%	2.28%
Expected volatility of the Company’s stock	21.8%	23.7%
Expected dividend yield on the Company’s stock	3.29%	2.78%

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

Performance Share Awards

The Plan permits the grant of performance-based share unit ("PSU") awards. The PSUs are generally contingent on the achievement of pre-determined performance goals over a performance period of three years as well as on the award holder's continuous employment until the vesting date. The PSUs are also indexed to the achievement of specified levels of total shareholder return versus a peer group over the performance period. Each PSU that is earned will be settled with shares of the Company's ordinary shares following the completion of the performance period, unless the award holder elected to defer a portion or all of the award until retirement which would then be settled in cash.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

	Six Months Ended March 31,
	2019	2018
Risk-free interest rate	2.76%	1.92%
Expected volatility of the Company’s stock	22.9%	21.7%

13.	Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Income Available to Ordinary Shareholders
Income from continuing operations	$240	$184	$347	$109
Income from discontinued operations	275	254	523	559
Basic and diluted income available to shareholders	$515	$438	$870	$668

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	902.5	926.2	912.1	926.2
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3.4	6.3	3.5	6.7
Diluted weighted average shares outstanding	905.9	932.5	915.6	932.9

Antidilutive Securities
Options to purchase shares	2.2	1.4	2.4	1.2

During the three months ended March 31, 2019 and 2018, the Company declared dividends of $0.26 per share. During the six months ended March 31, 2019 and 2018, the Company declared dividends of $0.52 per share. The Company paid all dividends in the month subsequent to the end of each fiscal quarter.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

14.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, December 31,	$20,102	$1,305	$21,407	$20,535	$965	$21,500
Total comprehensive income:
Net income	515	43	558	438	33	471
Foreign currency translation adjustments	114	3	117	168	31	199
Realized and unrealized gains (losses) on derivatives	14	3	17	(6)	1	(5)
Realized and unrealized losses on marketable securities	—	—	—	(2)	—	(2)
Other comprehensive income	128	6	134	160	32	192
Comprehensive income	643	49	692	598	65	663

Other changes in equity:
Cash dividends—ordinary shares	(235)	—	(235)	(240)	—	(240)
Dividends attributable to noncontrolling interests	—	(89)	(89)	—	(43)	(43)
Repurchases of ordinary shares	(533)	—	(533)	(49)	—	(49)
Change in noncontrolling interest share	—	—	—	—	19	19
Other, including options exercised	59	—	59	30	—	30
Ending balance, March 31	$20,036	$1,265	$21,301	$20,874	$1,006	$21,880

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

	Six Months Ended March 31, 2019			Six Months Ended March 31, 2018
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30,	$21,164	$1,294	$22,458	$20,447	$920	$21,367
Total comprehensive income:
Net income	870	87	957	668	61	729
Foreign currency translation adjustments	(13)	12	(1)	226	47	273
Realized and unrealized gains (losses) on derivatives	15	4	19	(5)	2	(3)
Realized and unrealized losses on marketable securities	—	—	—	(2)	—	(2)
Other comprehensive income	2	16	18	219	49	268
Comprehensive income	872	103	975	887	110	997

Other changes in equity:
Cash dividends—ordinary shares	(475)	—	(475)	(482)	—	(482)
Dividends attributable to noncontrolling interests	—	(132)	(132)	—	(43)	(43)
Repurchases of ordinary shares	(1,000)	—	(1,000)	(199)	—	(199)
Change in noncontrolling interest share	—	—	—	—	19	19
Adoption of ASC 606	(45)	—	(45)	—	—	—
Adoption of ASU 2016-16	(546)	—	(546)	—	—	—
Adoption of ASU 2016-09	—	—	—	179	—	179
Other, including options exercised	66	—	66	42	—	42
Ending balance, March 31	$20,036	$1,265	$21,301	$20,874	$1,006	$21,880

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

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. In December 2017, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization. In November 2018, the Company's Board of Directors approved an additional $1 billion increase to its share repurchase authorization. In March 2019, the Company's Board of Directors approved an additional $8.5 billion increase to its share repurchase authorization, subject to the completion of the previously announced sale of the Company's Power Solutions business. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and six months ended March 31, 2019, the Company repurchased $533 million and $1 billion of its ordinary

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

shares, respectively. For the three and six months ended March 31, 2018, the Company repurchased $49 million and $199 million of its ordinary shares, respectively. As of March 31, 2019, approximately $1.0 billion remains available under the share repurchase program, with an additional $8.5 billion available upon completion of the previously announced sale of the Company's Power Solutions business.

On May 1, 2019, the Company announced that it plans to launch a "modified Dutch auction" tender offer for up to $4.0 billion of its ordinary shares with a price range between $36.00 and $40.00 per share.

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

The following schedule present changes in the redeemable noncontrolling interests for the three and six months ended March 31, 2018 (in millions):

Three Months Ended March 31, 2018

Beginning balance, December 31, 2017	$226
Net income	12
Foreign currency translation adjustments	5
Realized and unrealized losses on derivatives	(5)
Dividends	(3)
Ending balance, March 31, 2018	$235

Six Months Ended March 31, 2018

Beginning balance, September 30, 2017	$211
Net income	25
Foreign currency translation adjustments	10
Realized and unrealized losses on derivatives	(8)
Dividends	(3)
Ending balance, March 31, 2018	$235

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

The following schedules present changes in accumulated other comprehensive income ("AOCI") attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended March 31,
	2019	2018

Foreign currency translation adjustments ("CTA")
Balance at beginning of period	$(1,066)	$(423)
Aggregate adjustment for the period (net of tax effect of $0)	114	168
Balance at end of period	(952)	(255)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(12)	7
Current period changes in fair value (net of tax effect of $6 and $(2))	12	(4)
Reclassification to income (net of tax effect of $2 and $0) **	2	(2)
Balance at end of period	2	1

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	—	4
Current period changes in fair value (net of tax effect of $0)	—	(2)
Balance at end of period	—	2

Pension and postretirement plans
Balance at beginning of period	(2)	(2)
Other changes	—	—
Balance at end of period	(2)	(2)

Accumulated other comprehensive loss, end of period	$(952)	$(254)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

	Six Months Ended March 31,
	2019	2018

CTA
Balance at beginning of period	$(939)	$(481)
Aggregate adjustment for the period (net of tax effect of $0 and $1) *	(13)	226
Balance at end of period	(952)	(255)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(13)	6
Current period changes in fair value (net of tax effect of $4 and $1)	8	2
Reclassification to income (net of tax effect of $3 and $(2)) **	7	(7)
Balance at end of period	2	1

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	8	4
Adoption of ASU 2016-01 ***	(8)	—
Current period changes in fair value (net of tax effect of $0)	—	(2)
Balance at end of period	—	2

Pension and postretirement plans
Balance at beginning of period	(2)	(2)
Other changes	—	—
Balance at end of period	(2)	(2)

Accumulated other comprehensive loss, end of period	$(952)	$(254)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and six months ended March 31, 2019 and 2018.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of lead, copper, tin, aluminum and polypropylene in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices during the three and six months ended March 31, 2019 and 2018.

The Company had the following outstanding contracts to hedge forecasted commodity purchases for continuing and discontinued operations (in metric tons):

	Volume Outstanding as of
Commodity	March 31, 2019	September 30, 2018

Copper	3,071	3,175
Polypropylene	12,392	15,868
Lead	4,500	49,066
Aluminum	2,637	3,381
Tin	1,594	3,076

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At March 31, 2019, the Company had one billion euro, 750 million euro, 423 million euro and 58 million euro in bonds and a 215 million euro term loan designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan. Also, at September 30, 2018, the Company had one billion euro, 750 million euro, 423 million euro and 58 million euro in bonds and a 215 million euro term loan designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2019, the Company hedged approximately 1.6 million shares of its ordinary shares, which have a cost basis of $66 million.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	September 30,
	2019	2018	2019	2018
Other current assets
Foreign currency exchange derivatives	$9	$6	$12	$10
Commodity derivatives	1	1	—	—
Assets held for sale
Commodity derivatives	7	—	—	—
Other noncurrent assets
Equity swap	—	—	59	63
Total assets	$17	$7	$71	$73

Other current liabilities
Foreign currency exchange derivatives	$7	$10	$5	$2
Commodity derivatives	—	2	—	—
Liabilities held for sale
Commodity derivatives	8	12	—	—
Long-term debt
Foreign currency denominated debt	3,065	3,149	—	—
Total liabilities	$3,080	$3,173	$5	$2

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

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of March 31, 2019 and September 30, 2018, no cash collateral was received or pledged under the master netting agreements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	March 31,	September 30,	March 31,	September 30,
	2019	2018	2019	2018
Gross amount recognized	$88	$80	$3,085	$3,175
Gross amount eligible for offsetting	(10)	(12)	(10)	(12)
Net amount	$78	$68	$3,075	$3,163

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three and six months ended March 31, 2019 and 2018 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Foreign currency exchange derivatives	$9	$(5)	$9	$1
Commodity derivatives	9	(1)	3	2
Total	$18	$(6)	$12	$3

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three and six months ended March 31, 2019 and 2018 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2019	2018	2019	2018
Foreign currency exchange derivatives	Cost of sales	$2	$(3)	$2	$(1)
Foreign currency exchange derivatives	Income from discontinued operations	(1)	1	—	1
Commodity derivatives	Cost of sales	(1)	1	(3)	3
Commodity derivatives	Income from discontinued operations	(4)	3	(9)	6
Total		$(4)	$2	$(10)	$9

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three and six months ended March 31, 2019 and 2018 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2019	2018	2019	2018
Foreign currency exchange derivatives	Cost of sales	$(2)	$(3)	$(6)	$(1)
Foreign currency exchange derivatives	Net financing charges	(3)	—	(24)	3
Foreign currency exchange derivatives	Income from discontinued operations	28	(4)	54	(1)
Equity swap	Selling, general and administrative	12	(5)	3	(7)
Total		$35	$(12)	$27	$(6)

The pre-tax gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges were $50 million and $(100) million for the three months ended March 31, 2019 and 2018, respectively. The pre-tax gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges were $84 million and $(136) million for the six months ended March 31, 2019 and 2018, respectively. For the three and six months ended March 31, 2019 and 2018, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2019 and September 30, 2018 (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$21	$—	$21	$—
Commodity derivatives	1	—	1	—
Exchange traded funds (fixed income)[1]	19	19	—	—
Assets held for sale
Commodity derivatives	7	—	7	—
Other noncurrent assets
Deferred compensation plan assets	99	99	—	—
Exchange traded funds (fixed income)[1]	133	133	—	—
Exchange traded funds (equity)[1]	111	111	—	—
Equity swap	59	—	59	—
Noncurrent assets held for sale
Investments in marketable common stock	3	3	—	—
Total assets	$453	$365	$88	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Liabilities held for sale
Commodity derivatives	8	—	8	—
Total liabilities	$20	$—	$20	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
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

Deferred compensation plan assets: Assets held in the deferred compensation plans will be used to pay benefits under certain of the Company's non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges and are valued using a market approach based on the quoted market prices. During the three and six months ended March 31, 2019, the Company recognized unrealized gains of $7 million and unrealized losses of $2 million, respectively, in the consolidated statements of income on these investments that were still held as of March 31, 2019, where they offset unrealized gains and losses on the related deferred compensation plan liability.

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. During the three and six months ended March 31, 2019, the Company recognized unrealized gains of $21 million and unrealized losses of $1 million, respectively, in the consolidated statements of income on

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

these investments that were still held as of March 31, 2019, of which $20 million of gains and $1 million of losses, respectively, related to restricted investments. Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt was $9.6 billion at March 31, 2019 and September 30, 2018. The fair value of public debt was $8.6 billion at March 31, 2019 and September 30, 2018, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was $1.0 billion at March 31, 2019 and September 30, 2018, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

At March 31, 2019 and 2018, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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
March 31, 2019
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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Building Solutions North America	$2,187	$2,097	$4,303	$4,109
Building Solutions EMEA/LA	878	907	1,785	1,822
Building Solutions Asia Pacific	628	586	1,241	1,183
Global Products	2,086	2,040	3,914	3,821
Total net sales	$5,779	$5,630	$11,243	$10,935

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

	Segment EBITA
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Building Solutions North America	$257	$239	$507	$466
Building Solutions EMEA/LA	80	77	157	146
Building Solutions Asia Pacific	76	71	142	145
Global Products	251	228	441	514
Total segment EBITA	$664	$615	$1,247	$1,271

Corporate expenses	$(167)	$(162)	$(303)	$(300)
Amortization of intangible assets	(98)	(92)	(195)	(184)
Restructuring and impairment costs	—	—	—	(154)
Net mark-to-market adjustments	20	—	(1)	—
Net financing charges	(98)	(107)	(183)	(209)
Income from continuing operations before income taxes	$321	$254	$565	$424

19.	Guarantees

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the six months ended March 31, 2019 and 2018 were as follows (in millions):

	Six Months Ended March 31,
	2019	2018

Balance at beginning of period	$315	$323
Accruals for warranties issued during the period	48	52
Accruals from acquisition and divestitures	—	1
Accruals related to pre-existing warranties	(9)	(9)
Settlements made (in cash or in kind) during the period	(51)	(56)
Currency translation	1	4
Balance at end of period	$304	$315

As a result of the Tyco merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. At March 31, 2019 and September 30, 2018, the Company recorded liabilities of $255 million. Of the $255 million recorded at March 31, 2019, $235 million is related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements. Based on the current status of certain indemnifications, it is reasonably possible that tax indemnification liabilities may change in the near-term.

20.	Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of March 31, 2019, reserves for environmental liabilities for continuing operations totaled $30 million, of which $15 million was recorded within other current liabilities and $15 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $37 million at September 30, 2018, of which $10 million was recorded within other current liabilities and $27 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Such potential liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. Nevertheless, the Company does not currently believe that any claims, penalties or costs in connection with known environmental matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At March 31, 2019 and September 30, 2018, the Company recorded conditional asset retirement obligations for continuing operations of $29 million.

Asbestos Matters

The Company and certain of its subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases have typically involved product liability

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components.

As of March 31, 2019, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $175 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $541 million, of which $55 million was recorded in other current liabilities and $486 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $366 million, of which $51 million was recorded in other current assets, and $315 million was recorded in other noncurrent assets. Assets included $19 million of cash and $263 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at March 31, 2019 was $84 million. As of September 30, 2018, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $173 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $550 million, of which $55 million was recorded in other current liabilities and $495 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $377 million, of which $33 million was recorded in other current assets, and $344 million was recorded in other noncurrent assets. Assets included $6 million of cash and $281 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2018 was $90 million.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, property and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At March 31, 2019 and September 30, 2018, the insurable liabilities totaled $423 million and $417 million, respectively, of which $95 million and $95 million was recorded within other current liabilities, $22 million and $22 million was recorded within accrued compensation and benefits, and $306 million and $300 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at March 31, 2019 and September 30, 2018 were $26 million, of which $6 million was recorded within other current assets and $20 million was recorded within other noncurrent assets, respectively. The Company maintains captive insurance companies to manage its insurable liabilities.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 21 putative class actions in federal and state courts in Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania and Washington. Each of these cases has been transferred to the MDL. The following putative class actions were filed in fiscal year 2019:

•	Grubb v. The 3M Company et al., filed October 30, 2018 in the United States District Court, District of Delaware.

•	County of Dutchess v. The 3M Company et al., filed October 12, 2018 in the United States District Court, Southern District of New York.

•	Battisti et al. v. The 3M Company et al., filed December 20, 2018 in the United States District Court, Middle District of Florida.

•	Jackson et al. v. The 3M Company et al., filed February 5, 2019 in the United States District Court, Western District of Washington.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

AFFF Individual or Mass Actions

There are approximately 58 individual or “mass” actions pending in federal court in Colorado (41 cases), New York (4 cases), Pennsylvania (11 cases) and New Mexico (2 cases) against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York, 15 plaintiffs in Pennsylvania and two plaintiffs in New Mexico. These matters have been transferred to the MDL. The Company is also on notice of approximately 660 other possible individual product liability claims and three possible municipal claims by filings made in Pennsylvania state court, but complaints have not been filed in those matters, but the Company anticipates that they soon will be.

AFFF Municipal Cases

Chemguard and Tyco Fire Products are also defendants in 17 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Arizona, Florida, Massachusetts, New Jersey, New York, Maryland and Ohio. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property. All but one of these cases either have been transferred or identified for transfer to the MDL. The following municipal actions were filed in fiscal year 2019:

•	Dutchess County v. The 3M Company et al. filed October 12, 2018 (removed to the United States District Court, Southern District of New York) and styled as a class action.

•	City of Dayton v. The 3M Company et al., filed October 3, 2018 in the United States District Court, Southern District of Ohio.

•	City of Stuart v. The 3M Company et al., filed October 18, 2018 in the United States District Court, Southern District of Florida.

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

•
Ridgewood Water v. The 3M Company et al., filed February 25, 2019, in the Superior Court of the State of New Jersey, Bergen County (removed to the United States District Court for the District of New Jersey).

•	Atlantic City Municipal Utilities Authority v. The 3M Company et al., filed April 10, 2019 in the United States District Court, District of New Jersey.

•	Town of Vienna v. The 3M Company et al., filed March 30, 2019 in the United States District Court, District of Maryland.

•	New York American Water Company, Inc. v. The 3M Company et al., filed April 11, 2019 in the United States District Court, Eastern District of New York.

•	City of Fairbanks v. The 3M Company et al., filed April 26, 2019 in the United States District Court, District of Alaska.

In May 2018, the Company was also notified by the Widefield Water and Sanitation District in Colorado Springs, Colorado that it may assert claims regarding its remediation costs in connection with PFOS and PFOA contamination allegedly resulting from the use of those products at the Peterson Air Force Base. In addition, three water districts in Pennsylvania, Horsham Water and Sewer Authority, Warminster Municipal Authority, and Warrington Township have filed praecipes for summons against Chemguard and Tyco Fire Products and other AFFF manufacturers relating to alleged PFOS and PFOA contamination. These praecipes are not active suits, but have the effect of tolling the statute of limitations. In addition, in February 2019, the County of Westchester, New York sent a Notice of Intent to File Suit against Chemguard, Tyco Fire Products, other AFFF manufacturers, and various governmental entities including the United States and the State of New York in connection with PFOS and PFOA contamination allegedly resulting from the use of AFFF in and around the County of Westchester.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

State Attorneys General Litigation related to AFFF

In June 2018, the State of New York filed a lawsuit in New York state court (State of New York v. The 3M Company et al., No. 904029-18 (N.Y. Sup. Ct., Albany County)) against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at locations across New York, including Stewart Air National Guard Base in Newburgh and Gabreski Air National Guard Base in Southampton, Plattsburgh Air Force Base in Plattsburgh, Griffiss Air Force Base in Rome, and unspecified “other” sites throughout the State. The lawsuit seeks to recover costs and natural resource damages associated with contamination at these sites. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL.

In February 2019, the State of New York filed a second lawsuit in New York state court (State of New York v. The 3M Company et al., (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at additional locations across New York. This second complaint has not been served.

In January 2019, the State of Ohio filed a lawsuit in Ohio state court (State of Ohio v. The 3M Company et al., No. G-4801-CI-021804752 -000 (Court of Common Pleas of Lucas County, Ohio)) against a number of manufacturers, including affiliates of the Company, with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various specified and unspecified locations across Ohio. The lawsuit seeks to recover costs and natural resource damages associated with the contamination. This lawsuit has been removed to the United States District Court for the Northern District of Ohio and transferred to the MDL.

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

Tyco Fire Products and its subsidiary Chemguard are defendants in one lawsuit in Marinette County, Wisconsin alleging damages due to the historical use of AFFF products at Tyco’s Fire Technology Center in Marinette, Wisconsin. The putative class action, Joan & Richard Campbell for themselves and on behalf of other similarly situated v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) alleges PFOA/PFOS contaminated groundwater migrated off Tyco’s property and into residential drinking water wells causing both personal injuries and property damage to the plaintiffs; Tyco and Chemguard removed this case to the United States District Court for the Eastern District of Wisconsin and it has been transferred to the MDL. A second lawsuit, Duane and Janell Goldsmith individually and on behalf of H.G. and K.G v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) was also filed by a family alleging personal injuries due to contaminated groundwater; this case has been dismissed without prejudice.

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

Bosch Litigation

On March 15, 2019, a German subsidiary of the Company received a complaint from Robert Bosch GmbH (“Bosch”), filed in a German court. The complaint relates to a joint venture in which JCI’s ownership interest will be transferred to entities controlled by the Purchaser in connection with the previously announced sale of the Company’s Power Solutions business.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

The Company and Bosch are 80/20 parties to this joint venture, which operates a business related to automotive starter batteries and is separate from the Company’s supply agreement with Bosch.

The complaint alleges that certain internal Company reorganization transactions were not in compliance with the arrangements relating to such joint venture. The complaint seeks a declaration that such internal reorganization transactions are void. In the alternative, the complaint seeks a declaration of damages that represent an alleged difference between (i) the value ascribed to the joint venture interests in connection with the Power Solutions sale and (ii) the value that was assigned to those interests in connection with such internal reorganization transactions. The Company believes that it has several strong defenses to the substance of the complaint and that the complaint substantially overstates any reasonable valuation of the joint venture interests. The Company does not believe the complaint has merit, and intends to defend it vigorously. While litigation is inherently uncertain, the Company believes that any ultimate liability that may arise from this proceeding would be immaterial to its business, financial condition and results of operations.

Under the previously announced Stock and Asset Purchase Agreement dated November 13, 2018 between the Company and the Purchaser, the Company has agreed to indemnify the Purchaser for any damages that could arise from this litigation.

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

The net sales to and purchases from related parties included in the consolidated statements of income for continuing operations were $54 million and $16 million, respectively, for the three months ended March 31, 2019; and $59 million and $15 million, respectively, for the three months ended March 31, 2018. The net sales to and purchases from related parties included in the consolidated statements of income for continuing operations were $97 million and $30 million, respectively, for the six months ended March 31, 2019; and $104 million and $24 million, respectively, for the six months ended March 31, 2018.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position for continuing operations (in millions):

	March 31, 2019	September 30, 2018

Receivable from related parties	$48	$36
Payable to related parties	12	18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco International plc ("Tyco"), the spin-off of Adient, changes in tax laws (including but not limited to the recently enacted Tax Cuts and Jobs Act), regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions, automotive vehicle production levels, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency rates and cancellation of or changes to commercial arrangements, and with respect to the disposition of the Power Solutions business, whether the strategic benefits of the Power Solutions transaction can be achieved. A detailed discussion of risks related to Johnson Controls' business is included in Item 1A of Part I of the Company's most recent Annual Report on Form 10-K for the year ended September 30, 2018 filed with the United States Securities and Exchange Commission ("SEC") on November 20, 2018 and available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in Item 1A of Part II of this Quarterly Report on Form 10-Q. Shareholders, potential investors and others should consider these factors in evaluating the forward-looking statements and should not place undue reliance on such statements. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

On November 13, 2018, the Company entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with BCP Acquisitions LLC (“Purchaser”). The Purchaser is a newly-formed entity controlled by investment funds managed by Brookfield Capital Partners LLC. Pursuant to the Purchase Agreement, on the terms and subject to the conditions therein, the Company has agreed to sell, and Purchaser has agreed to acquire, the Company’s Power Solutions business for a purchase price of $13.2 billion. The transaction closed on April 30, 2019 with net cash proceeds of $11.6 billion after tax and transaction-related expenses.

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

The following information should be read in conjunction with the September 30, 2018 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on November 20, 2018. References in the following discussion and analysis to "Three Months"(or similar language) refer to the three months ended March 31, 2019 compared to the three months ended March 31, 2018, while "Year-to-Date" refers to the six months ended March 31, 2019 compared to the six months ended March 31, 2018.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Net sales	$5,779	$5,630	3%	$11,243	$10,935	3%

The increase in consolidated net sales for the three months ended March 31, 2019 was due to higher organic sales ($352 million) and acquisitions ($5 million), partially offset by the unfavorable impact of foreign currency translation ($165 million) and lower sales due to business divestitures ($43 million). The increase in organic sales related to higher volumes across all segments. Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 6% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the six months ended March 31, 2019 was due to higher organic sales ($658 million) and acquisitions ($13 million), partially offset by the unfavorable impact of foreign currency translation ($265 million) and lower sales due to business divestitures ($98 million). The increase in organic sales related to higher volumes across all segments. Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 6% as compared to the prior year. Refer to the "Segment Analysis" below within Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Cost of sales	$3,935	$3,806	3%	$7,674	$7,413	4%
Gross profit	1,844	1,824	1%	3,569	3,522	1%
% of sales	31.9%	32.4%		31.7%	32.2%

Cost of sales for the three month period ended March 31, 2019 increased as compared to the three month period ended March 31, 2018, and gross profit as a percentage of sales decreased by 50 basis points. Gross profit increased due to higher volumes across all segments, partially offset by business divestitures and higher operating costs. Foreign currency translation had a favorable impact on cost of sales of approximately $111 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Cost of sales for the six month period ended March 31, 2019 increased as compared to the six month period ended March 31, 2018, and gross profit as a percentage of sales decreased by 50 basis points. Gross profit increased due to higher volumes across all segments, partially offset by business divestitures and higher operating costs. Foreign currency translation had a favorable impact on cost of sales of approximately $177 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Selling, general and administrative expenses	$1,458	$1,490	-2%	$2,896	$2,809	3%
% of sales	25.2%	26.5%		25.8%	25.7%

Selling, general and administrative expenses ("SG&A") for the three month period ended March 31, 2019 decreased 2% as compared to the three month period ended March 31, 2018. The decrease in SG&A was primarily due to productivity savings and costs synergies, net of incremental investments, and a current year net mark-to-market gain on restricted asbestos investments. Foreign currency translation had a favorable impact on SG&A of $33 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

SG&A for the six month period ended March 31, 2019 increased 3% as compared to the six month period ended March 31, 2018. The increase in SG&A was primarily due to a $114 million gain on sale of the Scott Safety business in the Global Products segment in the prior year, partially offset by productivity savings and costs synergies, net of incremental investments. Foreign currency translation had a favorable impact on SG&A of $55 million. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Restructuring and impairment costs	$—	$—	—	$—	$154	*

* Measure not meaningful

Refer to Note 8, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Net financing charges	$98	$107	-8%	$183	$209	-12%

Refer to Note 11, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Equity income	$33	$27	22%	$75	$74	1%

The increase in equity income for the three months ended March 31, 2019 was primarily due to higher income at certain partially-owned affiliates within Building Solutions EMEA/LA segment. The increase in equity income for the six months ended March 31, 2019 was primarily due to higher income at certain partially-owned affiliates within Building Solutions EMEA/LA segment, partially offset by lower income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Refer to the "Segment Analysis" below within Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Income tax provision	$47	$36	31%	$155	$253	-39%
Effective tax rate	15%	14%		27%	60%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended March 31, 2019, the Company's effective tax rate for continuing operations was 15% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2019, the Company's effective tax rate for continuing operations was 27% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments as a result of tax law changes and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended March 31, 2018, the Company's effective tax rate for continuing operations was 14% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2018, the Company's effective tax rate for continuing operations was 60% and was higher than the statutory tax rate of 12.5% primarily due to the discrete net impacts of U.S. Tax Reform, the tax impact of the divestiture of the Scott Safety business and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives and tax audit closures. The effective tax rate for the six months ended March 31, 2019 decreased as compared to the six months ended March 31, 2018 primarily due to the discrete tax items described below and tax planning initiatives. The global tax planning initiatives related primarily to foreign tax credit planning, global financing structures and alignment of our global business functions in a tax efficient manner.

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

In the first quarter of fiscal 2019, as a result of changes to U.S. tax law, the Company recorded a discrete tax charge of $76 million related to valuation allowances on certain U.S. deferred tax assets.

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

Income From Discontinued Operations, Net of Tax

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Income from discontinued operations, net of tax	$284	$265	7%	$547	$583	-6%

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Income from continuing operations attributable to noncontrolling interests	$34	$34	—%	$63	$62	2%
Income from discontinued operations attributable to noncontrolling interests	9	11	-18%	24	24	—%

The increase in income from continuing operations attributable to noncontrolling interests for the six months ended March 31, 2019 was primarily due to higher net income at a certain partially-owned affiliate.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Net income attributable to Johnson Controls	$515	$438	18%	$870	$668	30%

The increase in net income attributable to Johnson Controls for the three months ended March 31, 2019 was primarily due to a decrease in SG&A, higher gross profit and higher income from discontinued operations. The increase in net income attributable to Johnson Controls for the six months ended March 31, 2019 was primarily due to a decrease in restructuring and impairment costs and income tax provision, and higher gross profit, partially offset by higher SG&A.

Diluted earnings per share attributable to Johnson Controls for the three months ended March 31, 2019 was $0.57 compared to $0.47 for the three months ended March 31, 2018. Diluted earnings per share attributable to Johnson Controls for the six months ended March 31, 2019 was $0.95 compared to $0.72 for the six months ended March 31, 2018.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Comprehensive income attributable to Johnson Controls	$643	$598	8%	$872	$887	-2%

The increase in comprehensive income attributable to Johnson Controls for the three months ended March 31, 2019 was due to higher net income attributable to Johnson Controls ($77 million), partially offset by a decrease in other comprehensive income attributable to Johnson Controls ($32 million) resulting primarily from unfavorable foreign currency translation adjustments, partially offset by higher realized and unrealized gains on derivatives.

The decrease in comprehensive income attributable to Johnson Controls for the six months ended March 31, 2019 was primarily due to a decrease in other comprehensive income attributable to Johnson Controls ($217 million) resulting primarily from unfavorable foreign currency translation adjustments, partially offset by higher net income attributable to Johnson Controls ($202 million). These year-over-year unfavorable foreign currency translation adjustments were primarily driven by the strengthening of the British pound and euro currencies against the U.S. dollar in the prior year.

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

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Building Solutions North America	$2,187	$2,097	4%	$4,303	$4,109	5%
Building Solutions EMEA/LA	878	907	-3%	1,785	1,822	-2%
Building Solutions Asia Pacific	628	586	7%	1,241	1,183	5%
Global Products	2,086	2,040	2%	3,914	3,821	2%
	$5,779	$5,630	3%	$11,243	$10,935	3%

Three Months:

•
The increase in Building Solutions North America was due to higher volumes ($100 million), partially offset by the unfavorable impact of foreign currency translation ($10 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The decrease in Building Solutions EMEA/LA was due to the unfavorable impact of foreign currency translation ($69 million), partially offset by higher volumes ($40 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The increase in Building Solutions Asia Pacific was due to higher volumes ($68 million), partially offset by the unfavorable impact of foreign currency translation ($26 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The increase in Global Products was due to higher volumes ($144 million) and incremental sales related to business acquisitions ($5 million), partially offset by the unfavorable impact of foreign currency translation ($60 million) and lower volumes related to business divestitures ($43 million). The increase in volumes was primarily attributable to higher building management, HVAC and refrigeration equipment, and specialty products sales.

Year-to-Date:

•
The increase in Building Solutions North America was due to higher volumes ($212 million), partially offset by the unfavorable impact of foreign currency translation ($18 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The decrease in Building Solutions EMEA/LA was due to the unfavorable impact of foreign currency translation ($112 million), partially offset by higher volumes ($73 million) and incremental sales related to a business acquisition ($2 million). The increase in volumes was primarily attributable to higher service sales.

•
The increase in Building Solutions Asia Pacific was due to higher volumes ($102 million), partially offset by the unfavorable impact of foreign currency translation ($44 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The increase in Global Products was due to higher volumes ($271 million) and incremental sales related to business acquisitions ($11 million), partially offset by lower volumes related to business divestitures ($98 million) and the unfavorable impact of foreign currency translation ($91 million). The increase in volumes was primarily attributable to higher building management, HVAC and refrigeration equipment, and specialty products sales.

Segment EBITA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2019	2018	Change	2019	2018	Change

Building Solutions North America	$257	$239	8%	$507	$466	9%
Building Solutions EMEA/LA	80	77	4%	157	146	8%
Building Solutions Asia Pacific	76	71	7%	142	145	-2%
Global Products	251	228	10%	441	514	-14%
	$664	$615	8%	$1,247	$1,271	-2%

Three Months:

•
The increase in Building Solutions North America was due to net favorable volumes / mix ($19 million), prior year integration costs ($5 million) and lower SG&A ($5 million), partially offset by incremental sales investments ($8 million), current year integration costs ($2 million) and the unfavorable impact of foreign currency translation ($1 million).

•
The increase in Building Solutions EMEA/LA was due to lower SG&A ($7 million), favorable volumes / mix ($6 million), higher equity income ($3 million) and prior year integration costs ($1 million), partially offset by the unfavorable impact of foreign currency translation ($10 million), incremental sales investments ($3 million) and current year integration costs ($1 million).

•
The increase in Building Solutions Asia Pacific was due to higher volumes ($18 million) and lower SG&A ($3 million), partially offset by unfavorable mix / margin rates ($12 million), the unfavorable impact of foreign currency translation ($3 million) and incremental investments ($1 million).

•
The increase in Global Products was due to favorable volumes / mix ($52 million), prior year integration costs ($9 million) and higher equity income ($1 million). These items were partially offset by higher SG&A and operating expenses including product investments and a prior year insignificant gain on a business divestiture, partially offset by productivity savings ($22 million), the unfavorable impact of foreign currency translation ($7 million), lower income due to business divestitures and acquisitions ($6 million), and current year integration costs ($4 million).

Year-to-Date:

•
The increase in Building Solutions North America was due to net favorable volumes / mix ($48 million), prior year integration costs ($14 million) and lower SG&A ($5 million), partially offset by incremental sales investments ($19 million), current year integration costs ($5 million) and the unfavorable impact of foreign currency translation ($2 million).

•
The increase in Building Solutions EMEA/LA was due to favorable volumes / mix ($17 million), lower SG&A ($12 million), prior year integration costs ($3 million), higher equity income ($3 million) and incremental income related to a business acquisition ($1 million), partially offset by the unfavorable impact of foreign currency translation ($17 million), incremental sales investments ($7 million) and current year integration costs ($1 million).

•
The decrease in Building Solutions Asia Pacific was due to unfavorable mix / margin rates ($20 million), the unfavorable impact of foreign currency translation ($4 million), higher SG&A ($2 million) and incremental investments ($2 million), partially offset by higher volumes ($25 million).

•
The decrease in Global Products was due to a prior year gain on sale of Scott Safety ($114 million), higher SG&A and operating expenses including product investments and a prior year insignificant gain on a business divestiture, partially offset by productivity savings ($43 million), the unfavorable impact of foreign currency translation ($10 million), lower income due to business divestitures and acquisitions ($12 million), current year integration costs ($8 million) and lower equity income ($4 million). These items were partially offset by favorable volumes / mix ($103 million) and prior year integration costs ($15 million).

Backlog

The Company’s backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At March 31, 2019, the backlog was $9.1 billion, of which $8.8 billion is attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

In the first quarter of fiscal 2019, the Company adopted ASC 606, “Revenue from Contracts with Customers,” and as a result is required to disclose remaining performance obligations. At March 31, 2019, remaining performance obligations were $13.9 billion, which is $4.8 billion higher than the Company's backlog of $9.1 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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

Liquidity and Capital Resources

Working Capital

	March 31,	September 30,
(in millions)	2019	2018	Change

Current assets	$12,836	$11,823
Current liabilities	(13,441)	(11,250)
	(605)	573	*

Less: Cash	(239)	(185)
Add: Short-term debt	2,862	1,306
Add: Current portion of long-term debt	1,106	1
Less: Assets held for sale	(2,999)	(3,015)
Add: Liabilities held for sale	1,558	1,791
Working capital (as defined)	$1,683	$471	*

Accounts receivable - net	$5,707	$5,622	2%
Inventories	2,124	1,819	17%
Accounts payable	3,482	3,407	2%

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

•
The increase in working capital at March 31, 2019 as compared to September 30, 2018, was primarily due to an increase in income tax receivables, an increase in inventory to meet anticipated customer demand and timing of employee benefit payments.

•
The Company’s days sales in accounts receivable at March 31, 2019 were 71 days, higher than 68 days at September 30, 2018. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended March 31, 2019 were lower than the comparable period ended September 30, 2018, primarily due to changes in inventory production levels.

•	Days in accounts payable at March 31, 2019 were 75 days, higher than 72 days at the comparable period ended September 30, 2018.

Cash Flows From Continuing Operations

	Six Months Ended March 31,
(in millions)	2019	2018

Cash provided by operating activities	$103	$140
Cash provided (used) by investing activities	(259)	1,811
Cash used by financing activities	(39)	(2,263)
Capital expenditures	(278)	(280)

•
The decrease in cash provided by operating activities for the six months ended March 31, 2019 was primarily due to income tax refunds in the prior year and unfavorable changes in inventory and accounts receivable, partially offset by favorable movements in other assets and lower restructuring payments.

•	The increase in cash used by investing activities for the six months ended March 31, 2019 was primarily due to net cash proceeds received from the Scott Safety business divestiture in the prior year.

•
The decrease in cash used by financing activities for the six months ended March 31, 2019 was primarily due to current year short-term borrowings and prior year net repayments of long-term debt, partially offset by higher stock repurchases in the current year.

Capitalization

	March 31,	September 30,
(in millions)	2019	2018	Change

Short-term debt	$2,862	$1,306
Current portion of long-term debt	1,106	1
Long-term debt	8,418	9,623
Total debt	12,386	10,930	13%
Less: cash and cash equivalents	239	185
Total net debt	12,147	10,745	13%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	20,036	21,164	-5%
Total capitalization	$32,183	$31,909	1%

Total net debt as a % of total capitalization	37.7%	33.7%

•
Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
The Company believes its capital resources and liquidity position at March 31, 2019 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2019 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company and Tyco International Holding S.à.r.l ("TSarl") are unable to issue commercial paper, they would have the ability to draw on their $2.0 billion and $1.25 billion revolving credit facilities, respectively. Both facilities mature in August 2020. There were no draws on the revolving credit facilities as of March 31, 2019 and September 30, 2018. The Company also selectively makes use of short-term credit lines other than its revolving credit facilities at the Company and TSarl. The Company estimates that, as of March 31, 2019, it could borrow up to $1.7 billion based on average borrowing levels during the quarter on committed credit lines. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
On May 1, 2019, the Company announced that it plans to launch a "modified Dutch auction" tender offer for up to $4.0 billion of its ordinary shares with a price range between $36.00 and $40.00 per share. The Company also announced that it has commenced a cash tender offer to purchase up to $1.5 billion in aggregate principal amount of certain of its outstanding notes.

•
The Company’s debt financial covenant in its revolving credit facility require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. TSarl's revolving credit facility contains customary terms and conditions, and a financial covenant that limits the ratio of TSarl's debt to earnings before interest, taxes, depreciation, and amortization as adjusted for certain items set forth in the agreement to 3.5x. TSarl's revolving credit facility also limits its ability to incur subsidiary debt or grant liens on its and its subsidiaries' property. As of March 31, 2019, the Company and TSarl were in compliance with all covenants and other requirements set forth in their credit agreements and the indentures, governing their notes, and expect to remain in compliance for the foreseeable future. None of the Company’s or TSarl's debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the respective borrower's credit rating.

•
The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2019, the Company believes the long-term rate of return will approximate 7.10%, 5.20% and 5.65% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2019, the Company made approximately $37 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $120 million in cash to its defined benefit pension plans in fiscal 2019. The Company expects to contribute $15 million in cash to its postretirement plans in fiscal 2019.

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

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2018 and recorded $255 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2018 restructuring plan will reduce annual operating costs for continuing operations by approximately $300 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2020. For fiscal 2019, the savings, net of execution costs, are expected to be approximately 70% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $124 million at March 31, 2019 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $347 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs for continuing operations by approximately $260 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2019. The restructuring action is expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $71 million at March 31, 2019 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $222 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2016 restructuring plan will reduce annual operating costs for continuing operations by approximately $127 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in fiscal 2019. The restructuring action is expected to be substantially complete in fiscal 2019. The restructuring plan reserve balance of $64 million at March 31, 2019 is expected to be paid in cash.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. The court held a hearing on the preliminary injunction motion on January 4, 2017, and on January 25, 2017, the judge denied the plaintiffs' motion. Plaintiffs filed an amended complaint on February 15, 2017, and the Company filed a motion to dismiss on April 3, 2017. The court had scheduled an oral argument hearing on the motion to dismiss for October 17, 2019. Although the Company believes it has substantial defenses to plaintiffs’ claims, it is not able to predict the outcome of this action.

Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report.

Risks Relating to Business Operations

As a result of the completion of the sale of our Power Solutions business on April 30, 2019, the following risk factors titled “Decreased demand from our customers in the automotive industry may adversely affect our results of operations,” “An inability to successfully respond to competition and pricing pressure from other companies in the Power Solutions business may adversely impact our business,” and “A variety of other factors could adversely affect the results of operations of our Power Solutions business” are no longer applicable.

The following updates and replaces the similar paragraphs of the risk factors entitled “Volatility in commodity prices may adversely affect our results of operations,” “Global climate change could negatively affect our business,” “We are subject to requirements relating to environmental and safety regulations and environmental remediation matters, including those related to the manufacturing and recycling of lead-acid batteries, which could adversely affect our business, results of operation and reputation”  included in the 2018 Annual Report.

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

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to incentives, that if discontinued, could adversely impact the demand for energy efficient buildings, and could increase costs of compliance. These factors may impact the demand for our products, obsolescence of our products and our results of operations.

There is a growing consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to our business. For example, the demand for our products and services, such as residential air conditioning equipment, may be affected by unseasonable weather conditions. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. The Company could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for our products and the resources needed to produce them.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require the Company to make material changes to its operations, resulting in significant increases to the cost of production.

Risks Relating to Strategic Transactions

The following updates and replaces the similar paragraph of the risk factor entitled “Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows" included in the 2018 Annual Report.

Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows.

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, on October 31, 2016, we completed the spin-off of our Automotive Experience business and sold our Scott Safety business in October 2017. In addition, on April 30, 2019, we sold our Power Solutions business to BCP Acquisitions LLC. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. Some divestitures, like the Power Solutions divestiture, may be dilutive to earnings. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses. With respect to the Power Solutions divestiture, there can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following the Tyco Merger, the Company adopted, subject to the ongoing existence of sufficient distributable reserves, the existing Tyco International plc $1 billion share repurchase program in September 2016. In December 2017, the Company's Board of Directors approved a $1 billion increase to its share repurchase authorization. In November 2018, the Company's Board of Directors approved an additional $1 billion increase to its share repurchase authorization. In March 2019, the Company's Board of Directors approved an additional $8.5 billion increase to its share repurchase authorization, subject to the completion of the previously announced sale of the Company's Power Solutions business. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and six months ended March 31, 2019, the Company repurchased approximately $533 million and $1 billion of its shares, respectively. As of March 31, 2019, approximately $1.0 billion remains available under the share repurchase program, with an additional $8.5 billion available upon completion of the previously announced sale of the Company's Power Solutions business.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/19 - 1/31/19
Purchases by Company	8,656,000	$31.70	8,656,000	$1,307,354,746
2/1/19 - 2/28/19
Purchases by Company	6,787,540	34.48	6,787,540	1,073,346,758
3/1/19 - 3/31/19
Purchases by Company	702,328	35.34	702,328	1,048,524,388	*

*An additional $8.5 billion became available for purchase upon completion of the previously announced sale of the Company's Power Solutions business on April 30, 2019.

During the three months ended March 31, 2019, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS

Reference is made to the separate exhibit index contained on page 64 filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: May 3, 2019	By:	/s/ Brian J. Stief
Brian J. Stief
Executive Vice President and Chief Financial Officer

JOHNSON CONTROLS INTERNATIONAL PLC
Form 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
US$750,000,000 Credit Agreement, dated as of January 11, 2019, among Johnson Controls International plc, the lenders party thereto and U.S. Bank National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2019).

10.2	Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2012 Share and Incentive Plan for use in 2019 (filed herewith). *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.