Form 10-K
period 2019-09-30
Johnson Controls International plc
filed 2019-11-21
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ________ To ________
Commission File Number 001-13836
JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

One Albert Quay
Cork, Ireland, T12 X8N6
(Address of principal executive offices and postal code)
(353) 21-423-5000
(Registrant's telephone number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐

Emerging growth company	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2019, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $33.1 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2019, 771,419,761 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 4, 2020 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2019

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco, the spin-off of Adient and the disposition of the Power Solutions business, changes in tax laws (including but not limited to the recently enacted Tax Cuts and Jobs Act), regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions, mix and schedules, energy and commodity prices, the availability of raw materials and component products, currency rates and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning ("HVAC") and refrigeration equipment and services. In 2014, the Company acquired Air Distribution Technologies, Inc., one of the largest independent providers of air distribution and ventilation products in North America. In 2015, the Company formed a joint venture with Hitachi to expand its building related product offerings. In 2016, Johnson Controls, Inc. and Tyco completed their combination (the "Merger"). Following the Merger, Tyco changed its name to “Johnson Controls International plc.”

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

Products/Systems and Services

The Company sells its integrated control systems, security systems, fire-detection systems, equipment and services primarily through its extensive global network of sales and service offices, with operations in approximately 70 countries. Significant sales are also generated through global third-party channels, such as distributors of air-conditioning, security, fire-detection and commercial HVAC systems. The Company’s large base of current customers leads to significant repeat business for the retrofit and replacement markets. In addition, the new commercial construction market is also important. Trusted Buildings brands, such as YORK®, Hitachi Air Conditioning, Metasys®, Ansul, Ruskin®, Titus®, Frick®, PENN®, Sabroe®, Simplex® and Grinnell® give the Company the most diverse portfolio in the building technology industry.

In fiscal 2019, approximately 26% of its sales originated from its service offerings.

Competition

The Company conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for HVAC equipment, security, fire-detection, fire suppression and controls in the residential and non-residential marketplace include many regional, national and international providers; larger competitors include Honeywell International, Inc.; Siemens Building Technologies, an operating group of Siemens AG; Schneider Electric SA; Carrier Corporation, a subsidiary of United Technologies Corporation; Trane Incorporated, a subsidiary of Ingersoll-Rand Public Limited Company; Daikin Industries, Ltd.; Lennox International, Inc.; GC Midea Holding Co, Ltd. and Gree Electric Appliances, Inc. In addition to HVAC equipment, the Company competes in a highly fragmented HVAC services market, which is dominated by local providers. The loss of any individual contract would not have a material adverse effect on the Company.

Backlog

The Company’s backlog is applicable to its sales of systems and services. At September 30, 2019, the backlog was $9.2 billion, of which $8.9 billion is attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

In the first quarter of fiscal 2019, the Company adopted Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” and as a result is required to disclose remaining performance obligations. At September 30, 2019, remaining performance obligations were $14.4 billion, which is $5.2 billion higher than the Company's backlog of $9.2 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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

Raw Materials

Raw materials used by the businesses in connection with their operations, including steel, aluminum, brass, copper, polypropylene and certain flurochemicals used in fire suppression agents, were readily available during fiscal 2019, and the Company expects such availability to continue. In fiscal 2020, commodity prices could fluctuate throughout the year and could significantly affect the results of operations.

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

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. See Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Environmental Capital Expenditures

The Company’s ongoing environmental compliance program often results in capital expenditures. Environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2019 related solely to environmental compliance were not material. It is management’s opinion that the amount of any future capital expenditures related solely to environmental compliance will not have a material adverse effect on the Company’s financial results or competitive position in any one year. See Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

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

Employees

As of September 30, 2019, the Company employed approximately 104,000 people worldwide, of which approximately 39,000 were employed in the United States and approximately 65,000 were outside the United States. Approximately 22,000 employees are covered by collective bargaining agreements or works councils and the Company believes that its relations with the labor unions are generally good.

Seasonal Factors

Certain of the Company's sales are seasonal as the demand for residential air conditioning equipment generally increases in the summer months. This seasonality is mitigated by the other products and services provided by the Company that have no material seasonal effect.

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures.

Available Information

The Company’s filings with the U.S. Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, Board of Directors committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Many of our customers inside and outside of the industrial and commercial sectors, including governmental and institutional customers, have experienced budgetary constraints as sources of revenue have been negatively impacted by adverse or stagnant economic conditions. These budgetary constraints have in the past and may in the future reduce demand for our products and services among governmental and institutional customers.

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

Increases in commodity costs can negatively impact the profitability of orders in backlog as prices on such orders are typically fixed; therefore, in the short-term, our ability to adjust for changes in certain commodity prices is limited. In these cases, if we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. In cases where commodity price risk cannot be naturally offset or hedged through supply based fixed price contracts, we use commodity hedge contracts to minimize overall price risk associated with our anticipated commodity purchases. Unfavorability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level. Additionally, to the extent we do not or are unable to hedge certain commodities and the commodity prices substantially increase, such increases will have an adverse effect on our results of operations.

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

Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products, services and technologies requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products, we may be unable to detect and correct defects in the design of a product or in its application to a specified use, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers' needs to develop new technologies and introduce new products, particularly as we increase investment in our digital solutions businesses. We must also monitor disruptive technologies and business models. In addition, the markets for our products, services and technologies may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

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

These and other factors may have a material adverse effect on our business and results of operations.

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
Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security,

the U.S. Treasury Department's Office of Foreign Assets Control and various non U.S. governmental agencies, including applicable export controls, anti-trust, customs, currency exchange control and transfer pricing regulations, laws regulating the foreign ownership of assets, and laws governing certain materials that may be in our products. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. For example, existing free trade laws and regulations, such as the North American Free Trade Agreement, or any successor agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business and financial results. For example, certain of our businesses have a significant presence in the United Kingdom (the “U.K.”), where the success of the Brexit referendum in 2016 has continued to cause political and economic uncertainty. Although it is unknown what the full terms of the U.K.’s future relationship with the European Union will be, it is possible that the U.K. may be at risk of losing access to free trade agreements for goods and services with the EU and other countries, which may result in increased tariffs on U.K. imports and exports that could have an adverse effect on our profitability.
We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
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
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers, including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs which we believe are less susceptible to cyber attacks, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Cybersecurity incidents aimed at the software imbedded in our products could lead to third party claims that our product failures have caused a similar range of damages to our customers, and this risk is enhanced by the increasingly connected nature of our products. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations.
Data privacy, identity protection, and information security may require significant resources and presents certain risks.
We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or errors that could potentially lead to compromising such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, the State of California has passed legislation granting residents certain new data privacy rights and regulating the security of Internet of Things devices, which will go into effect in January 2020; European laws require us to have an approved legal mechanism to transfer personal data out of Europe; the European Union General Data Protection Regulation, which took effect in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
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

We rely on a combination of trademarks, trade secrets, patents, copyrights, know-how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

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

Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to incentives, which if discontinued, could adversely impact the demand for energy efficient buildings, and could increase costs of compliance. These factors may impact the demand for our products, obsolescence of our products and our results of operations.

There is a general consensus that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, create financial risk to our business. For example, the demand for our products and services, such as residential air conditioning equipment, may be affected by unseasonable weather conditions. Climate changes could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. The Company could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for our products and the resources needed to produce them.

Potential liability for environmental contamination could result in substantial costs.

We have projects underway at multiple current and former manufacturing and testing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties, including our Fire Technology Center and Stanton Street manufacturing facility located in Marinette, Wisconsin. These projects relate to a variety of activities, including arsenic, solvent, oil, metal, lead, perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA") and/or other per- and poly fluorinated substances ("PFAS") and other hazardous substance contamination cleanup; and structure decontamination and demolition, including asbestos abatement. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business, results of operations and cash flows. See Note 22, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

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

On December 22, 2017, the President of the United States signed into law a bill commonly referred to as the "Tax Cuts and Jobs Act" (the "TCJA"), which made significant changes to certain U.S. tax laws relevant to us and our affiliates. While interpretations of the provisions of the TCJA continue to be subject to uncertainty, and regulatory guidance on certain aspects of the TCJA has not yet been issued, the TJCA is expected to have an adverse effect on the U.S. federal income taxation of our and our affiliates’

operations, including limiting or eliminating various deductions or credits (including interest expense deductions and deductions relating to employee compensation), imposing taxes on certain cross-border payments or transfers, imposing taxes on certain earnings of non-U.S. entities on a current basis, changing the timing of the recognition of income or its character, limiting asset basis under certain circumstances, and imposing additional corporate taxes under certain circumstances to combat perceived base erosion issues, among other changes.

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

We are currently, and may in the future, become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers or customers, intellectual property matters, third party liability, including product liability claims and employment claims. In addition, we have been named, along with others, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense, the U.S. military and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the fire-fighting foam products contain or break down into the chemicals PFOS and PFOA and/or other PFAS compounds and that the use of these products by others at various airbases, airports and other sites resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports, airbases and other sites. Plaintiffs in these cases generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, diminution in property values, investigation and remediation costs, and natural resources damages, and also seek punitive damages and injunctive relief to address remediation of the alleged contamination. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation. See Note 22, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

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

We expect acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements), to play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses or joint ventures into our existing operations and achieving projected synergies which could result in impairment of assets, including goodwill and acquired intangible assets. Given the significance of the Company's past acquisitions, the goodwill and intangible assets recorded were significant and impairment of such assets could result in a material adverse impact on our financial condition and results of operation. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. If we were to use equity securities to finance a future acquisition, our then-current shareholders would experience dilution. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other factors related to acquisitions and joint ventures may negatively and adversely impact our growth, profitability and results of operations.

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

We employ approximately 104,000 people worldwide. Approximately 21% of these employees are covered by collective bargaining agreements or works council. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works council, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.

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

We own the ADT® brand name in jurisdictions outside of the U.S. and Canada, and The ADT Corporation ("ADT") owns the brand name in the U.S. and Canada. Although Tyco has entered into agreements with ADT designed to protect the value of the ADT® brand, we cannot assure you that actions taken by ADT will not negatively impact the value of the brand outside of the U.S. and Canada. These factors expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including ADT's business conduct in the U.S. and Canada. Any of these factors may adversely affect our business, financial condition, results of operations and cash flows.

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

A variety of other factors could adversely affect the results of operations of our business.

Any of the following could materially and adversely impact the results of operations of our business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; the potential introduction of similar or superior technologies; financial instability or market declines of our major component suppliers; the unavailability of raw materials (primarily steel, copper and electronic components) necessary for production of our products; price increases of limited-source components, products and services that we are unable to pass on to the market; unseasonable weather conditions in various parts of the world; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; revisions to energy efficiency or refrigerant legislation; and natural or man-made disasters or losses that impact our ability to deliver products and services to our customers.

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

Other factors may prevent us from realizing the anticipated benefits of the Merger or impact our future performance. These include, among other items, the possibility that the contingent liabilities of either party (including contingent tax liabilities) are larger than expected, the existence of unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger and possible adverse tax consequences pursuant to changes in applicable tax laws (including most recently the TCJA), regulations or other administrative guidance. In addition, we may be subject to additional restrictions as a result of the Company's Irish domicile.

We may encounter significant difficulties in combining the legacy Johnson Controls and Tyco businesses.

The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we continue to devote significant management attention and resources to combining the business practices and operations of the legacy Johnson Controls and Tyco businesses. This process may disrupt the businesses. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect our results of operations. The overall combination of legacy Johnson Controls and Tyco businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention. The difficulties of combining the operations of the companies include, among others:

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

On February 17, 2016, the U.S. Treasury released a revised U.S. model income tax convention (the "new model"), which is the baseline text used by the U.S. Treasury to negotiate tax treaties. If any or all of the modifications to the model treaty are adopted in the main jurisdictions in which we do business, they could, among other things, cause double taxation, increase audit risk and substantially increase our worldwide tax liability. We cannot predict the outcome of any specific modifications to the model treaty, and we cannot provide assurance that any such modifications will not apply to us.

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

The Company conducts its operations in approximately 70 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2019, these properties totaled approximately 44 million square feet of floor space of which 18 million square feet are owned and 26 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3	LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. The court held a hearing on the preliminary injunction motion on January 4, 2017, and on January 25, 2017, the judge denied the plaintiffs' motion. Plaintiffs filed an amended complaint on February 15, 2017, and the Company filed a motion to dismiss on April 3, 2017. On October 17, 2019, the court heard oral argument on the motion to dismiss and took the matter under advisement. Although the Company believes it has substantial defenses to plaintiffs’ claims, it is not able to predict the outcome of this action.

Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3, "Legal Proceedings."

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 21, 2019 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 4, 2020.

Tomas Brannemo, 48, was elected Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America in September 2019. He previously served as Senior Vice President and President, Water Infrastructure and Europe Commercial Team of Xylem Inc., a leading global water technology company. At Xylem, he also served as Senior Vice President and President, Transport and Treatment, from 2017 to 2019 and other roles from 2010 to 2017. Between 2006 and 2010, he held various marketing, sales and engineering positions at Volvo Construction Company.

John Donofrio, 57, has served as Executive Vice President and General Counsel of the Company since November 15, 2017.  He previously served as Vice President, General Counsel and Secretary of Mars, Incorporated, a global food manufacturer from October 2013 to November 2017. Before joining Mars in October 2013, Mr. Donofrio was Executive Vice President, General Counsel and Secretary for The Shaw Group Inc., a global engineering and construction company, from October 2009 until February 2013. Prior to joining Shaw, Mr. Donofrio was Senior Vice President, General Counsel and Chief Compliance Officer at Visteon Corporation, a global automotive supplier, a position he held from 2005 until October 2009. Mr. Donofrio has been a Director of FARO Technologies, Inc., a designer, developer, manufacturer and marketer of software driven, 3D measurement, imaging and realization systems, since 2008.

Michael J. Ellis, 63, was elected Executive Vice President and Chief Customer & Digital Officer, effective October 2019.  From May 2018 to October 2019, he served as a Managing Director at Accenture, a global provider of professional services in strategy, consulting, digital, technology and operations. He previously served as Chairman and CEO of ForgeRock, a global digital security software company, from 2012 to 2018. Prior to joining ForgeRock, from 2008 to 2012, he held various senior executive roles at SAP SE, a global provider of enterprise software solutions. Previously, he also served as Chief Executive Officer of Univa, a leading innovator in enterprise-grade workload management and optimization solutions, and as Senior Vice President Business Development at i2 Technologies, a provider of supply chain solutions.

Visal Leng, 49, was elected Vice President and President, Building Solutions, Asia Pacific in September 2018.  He previously served as President Asia Pacific of Baker Hughes, the world’s first and only full stream provider of integrated oilfield products, services and digital solutions, from July 2017 to September 2018.  Prior to the merger of Baker Hughes with General Electric in 2017, he held a number of roles with increasing responsibility in General Electric from his hire in November 1996, including President of its Asia Pacific oil and gas operations from January 2014 to July 2017; and Asia Pacific Regional General Manager from October 2011 to December 2013.

     Lynn Minella, 61, has served as Executive Vice President and Chief Human Resources Officer since June 2017. Prior to joining Johnson Controls, she served as Group Human Resources Director at BAE Systems Plc from June 2012 to June 2017. Prior to BAE Systems, she was with Air Products and Chemicals, Inc. from 2004 until 2012 where she was the Senior Vice President of Human Resources and Communications. Earlier in her career she also held a variety of human resources roles of increasing responsibility at International Business Machines Corporation.

George R. Oliver, 60, has served as Chief Executive Officer and Chairman of the Board since September 2017. He previously served as our President and Chief Operating Officer following the completion of the merger in September 2016. Prior to that, Mr. Oliver was Tyco's Chief Executive Officer, a position he held since September 2012. He joined Tyco in July 2006, and served as President of a number of operating segments from 2007 through 2011. Before joining Tyco, he served in operational leadership roles of increasing responsibility at several General Electric divisions. Mr. Oliver also serves as a Director on the board of Raytheon Company, a company specializing in cybersecurity and defense throughout the world.

Rodney M. Rushing, 53, was elected Vice President and President, Building Solutions, North America in November 2016.  From 2015 to November 2016 he served as Global Vice President and General Manager, Global Products - Direct Expansion, overseeing the integration of Johnson Controls, Inc.’s joint venture with Hitachi Air Conditioning.  Prior thereto, from 2013 to 2015 he was Vice President and General Manager, Products and Distribution North America and from 2009 to 2013 he was Vice President and General Manager of Unitary Products. Mr. Rushing first joined Johnson Controls, Inc. in 1990, and has held a number of roles of increasing responsibility in its field and product organization.

    Brian J. Stief, 63, has served as Vice Chairman and Chief Financial Officer since November 2019. He also serves as the Company's Principal Financial Officer. He was elected Executive Vice President and Chief Financial Officer following the completion of the Merger in September 2016 and served in that role until November 2019. Prior to the Merger, he was elected Executive Vice President and Chief Financial Officer of Johnson Controls, Inc. in September 2014. He previously served Johnson Controls, Inc. as Vice President and Corporate Controller from 2010 to 2014. Prior to joining Johnson Controls, Inc. in 2010, Mr. Stief was a partner with PricewaterhouseCoopers LLP (an audit and assurance, tax and consulting services provider), which he joined in 1979 and in which he became partner in 1989.

Robert VanHimbergen, 43, has served as Vice President and Corporate Controller since December 2017.  Mr. VanHimbergen joined Johnson Controls in 2007 as the Corporate Director of Global Accounting and has held various Corporate and Power Solutions positions of increasing responsibility. His most recent position was serving as the Chief Financial Officer of Yanfeng Automotive Interiors, an Adient joint venture, formed in 2015. Mr. VanHimbergen began his career at PricewaterhouseCoopers in 1998.

Jeff M. Williams, 58, has served as Vice President and President, Global Products, Building Technologies and Solutions since July 2019. He previously served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America from March 2017 to July 2019. Prior thereto, he served as Vice President - Enterprise Operations - Engineering and Supply Chain from January 2015 through the Merger to March 2017.  With respect to roles at Johnson Controls, Inc., he served as Vice President, Program Management Office from 2015 to 2016, as Group Vice President and General Manager Global Seating & Supply Chain from 2013 to 2014, and as Group Vice President and General Manager Customer Group Americas from 2010 to 2012. Mr. Williams joined Johnson Controls, Inc. in 1984.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Title of Class	Number of Record Holders as of September 30, 2019
Ordinary Shares, $0.01 par value	35,367

	Dividends
	2019	2018
First Quarter	$0.26	$0.26
Second Quarter	0.26	0.26
Third Quarter	0.26	0.26
Fourth Quarter	0.26	0.26
Year	$1.04	$1.04

In November 2018, the Company's Board of Directors approved a $1 billion increase to its existing share repurchase authorization. In March 2019, the Company's Board of Directors approved an additional $8.5 billion increase to its existing share repurchase authorization, subject to the completion of the previously announced sale of the Company's Power Solutions business, which closed on April 30, 2019. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal year 2019, the Company repurchased approximately $5,983 million of its ordinary shares, of which $4,035 million of its ordinary shares were purchased through publicly announced "modified Dutch auction" tender offer and $1,948 million of its ordinary shares were purchased on an open market. As of September 30, 2019, approximately $4.6 billion remains available under the share repurchase program.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/19 - 7/31/19
Purchases by Company	7,004,690	$41.39	7,004,690	$5,136,315,065
8/1/19 - 8/31/19
Purchases by Company	7,225,000	42.08	7,225,000	4,832,308,943
9/1/19 - 9/30/19
Purchases by Company	6,130,000	43.43	6,130,000	4,566,076,675

During the three months ended September 30, 2019, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

The line graph below compares the cumulative total shareholder return on the Company's ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P’s") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2014 and the reinvestment of all dividends since that date.

The Company’s transfer agent’s contact information is as follows:

EQ Shareowner Services
P.O. Box 64874
St. Paul, MN 55164-0874
(877) 602-7397

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, financial position data and ordinary share information for the fiscal years ended September 30, 2015 through September 30, 2019 (dollars in millions, except per share data). Certain amounts have been revised to reflect the retrospective application of the classification of the Power Solutions business as a discontinued operation for all periods presented.

	Year ended September 30,
	2019	2018	2017	2016	2015
OPERATING RESULTS
Net sales	$23,968	$23,400	$22,835	$14,184	$10,510
Segment EBITA (1)	3,041	3,138	2,831	1,427	1,086
Income (loss) from continuing operations attributable to Johnson Controls (6)	1,100	1,175	672	(10)	42
Net income (loss) attributable to Johnson Controls	5,674	2,162	1,611	(868)	1,563
Earnings (loss) per share from continuing operations (6)
Basic	$1.26	$1.27	$0.72	$(0.01)	$0.06
Diluted	1.26	1.26	0.71	(0.01)	0.06
Return on average shareholders’ equity attributable to Johnson Controls (2) (6)	5%	6%	3%	—%	—%
Capital expenditures	$586	$645	$760	$491	$418
Depreciation and amortization	825	824	919	382	240
Number of employees	104,000	122,000	121,000	209,000	139,000

FINANCIAL POSITION
Working capital (as defined) (3)	$975	$471	$449	$(619)	$(220)
Total assets	42,287	48,797	51,884	63,179	29,590
Long-term debt	6,708	9,623	11,885	10,966	5,237
Total debt	7,219	10,930	13,465	12,636	6,073
Shareholders' equity attributable to Johnson Controls	19,766	21,164	20,447	24,118	10,335
Total debt to capitalization (4)	27%	34%	40%	34%	37%
Net book value per share (5)	$25.42	$22.88	$22.03	$25.77	$15.96

ORDINARY SHARE INFORMATION
Dividends per share	$1.04	$1.04	$1.00	$1.16	$1.04
Market prices
High	$44.65	$42.60	$46.17	$48.97	$54.52
Low	28.30	32.89	36.74	30.30	38.48
Weighted average shares (in millions)
Basic	870.2	925.7	935.3	667.4	655.2
Diluted	874.3	931.7	944.6	672.6	661.5
Number of shareholders	35,367	37,836	40,260	41,299	35,425

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

(6)
Income (loss) from continuing operations attributable to Johnson Controls includes $235 million, $255 million, $347 million, $222 million and $204 million of significant restructuring and impairment costs in fiscal year 2019, 2018, 2017, 2016 and 2015, respectively. It also includes $618 million, $(24) million, $(384) million, $341 million and $368 million of net mark-to-market losses (gains) in fiscal year 2019, 2018, 2017, 2016 and 2015, respectively. The preceding amounts are stated on a pre-tax basis.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company provides facility systems and services including comfort and energy management for the residential and non-residential buildings markets, security products and services, and fire detection and suppression products and services.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the three-year period ended September 30, 2019. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

FISCAL YEAR 2019 COMPARED TO FISCAL YEAR 2018

Net Sales

	Year Ended September 30,
(in millions)	2019	2018	Change
Net sales	$23,968	$23,400	2%

The increase in net sales was due to higher organic sales ($1,181 million) and acquisitions ($22 million), partially offset by the unfavorable impact of foreign currency translation ($463 million) and lower sales due to business divestitures ($172 million). The increase in organic sales related to higher volumes across all segments. Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 5% as compared to the prior year. Refer to the "Segment Analysis" below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2019	2018	Change
Cost of sales	$16,275	$15,733	3%
Gross profit	7,693	7,667	—%
% of sales	32.1%	32.8%

Cost of sales increased and gross profit as a percentage of sales decreased by 70 basis points. Gross profit increased due to higher volumes across all segments, partially offset by business divestitures and higher operating costs. Net mark-to-market adjustments had a net unfavorable year-over-year impact on cost of sales of $123 million ($128 million charge in fiscal 2019 compared to a $5 million charge in fiscal 2018) primarily due to a decrease in discount rates in the current year. Foreign currency translation had a favorable impact on cost of sales of approximately $304 million. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2019	2018	Change
Selling, general and administrative expenses	$6,244	$5,642	11%
% of sales	26.1%	24.1%

Selling, general and administrative expenses ("SG&A") increased by $602 million, and SG&A as a percentage of sales increased by 200 basis points. The increase in SG&A was primarily due to net mark-to-market adjustments, a $114 million gain on sale of the Scott Safety business in the Global Products segment in the prior year and a current year environmental charge, partially offset by productivity savings and cost synergies, net of incremental investments, and a current year tax indemnification reserve release. The net mark-to-market adjustments had a net unfavorable year-over-year impact on SG&A of $519 million ($490 million loss in fiscal 2019 compared to a $29 million gain in fiscal 2018) primarily due to a decrease in discount rates in the current year. Foreign currency translation had a favorable impact on SG&A of $94 million. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2019	2018	Change
Restructuring and impairment costs	$235	$255	-8%

Refer to Note 16, "Significant Restructuring and Impairment Costs," and Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Year Ended September 30,
(in millions)	2019	2018	Change
Net financing charges	$350	$401	-13%

Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Year Ended September 30,
(in millions)	2019	2018	Change
Equity income	$192	$177	8%

The increase in equity income was primarily due to higher income at certain partially-owned affiliates within the Building Solutions EMEA/LA segment and the Johnson Controls - Hitachi joint venture. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2019	2018	Change
Income tax provision (benefit)	$(233)	$197	*
Effective tax rate	-22%	13%
* Measure not meaningful

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. The effective rate for continuing operations is below the statutory rate of 12.5% for fiscal 2019 primarily due to tax audit reserve adjustments, the income tax effects of mark-to-market adjustments, a tax indemnification reserve release, the tax benefits of an asset held for sale impairment charge and continuing global tax planning initiatives, partially offset by valuation allowance adjustments as a result of tax law changes, a discrete tax charge related to newly enacted regulations related to U.S. Tax Reform and tax rate differentials. The effective rate for continuing operations is above the statutory rate of 12.5% for fiscal 2018 primarily due to the discrete net impacts of U.S. Tax Reform, final income tax effects of the completed divestiture of the Scott Safety business and valuation allowance adjustments, partially offset by tax audit closures, tax benefits due to change in entity tax status, the benefits of continuing global tax planning initiatives and tax rate differentials. The fiscal 2019 effective tax rate decreased as compared to the fiscal 2018 effective tax rate primarily due to the discrete tax items described below and tax planning initiatives. The fiscal year 2019 and 2018 global tax planning initiatives related primarily to changes in entity tax status, global financing structures and alignment of the Company's global business functions in a tax efficient manner. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2019	2018	Change
Income from discontinued operations, net of tax	$4,598	$1,034	*
* Measure not meaningful

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2019	2018	Change
Income from continuing operations attributable to noncontrolling interests	$189	$174	9%
Income from discontinued operations attributable to noncontrolling interests	24	47	-49%

The increase in income from continuing operations attributable to noncontrolling interests was primarily due to higher net income at certain partially-owned affiliates within the Global Products segment.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2019	2018	Change
Net income attributable to Johnson Controls	$5,674	$2,162	*
* Measure not meaningful

The increase in net income attributable to Johnson Controls was primarily due to the gain on sale of the Power Solutions business and lower income tax provision, partially offset by higher SG&A. Fiscal 2019 diluted earnings per share attributable to Johnson Controls was $6.49 compared to $2.32 in fiscal 2018.

Comprehensive Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2019	2018	Change
Comprehensive income attributable to Johnson Controls	$5,350	$1,689	*
* Measure not meaningful

The increase in comprehensive income attributable to Johnson Controls was due to higher net income attributable to Johnson Controls ($3,512 million) and an increase in other comprehensive income attributable to Johnson Controls ($149 million) resulting primarily from foreign currency translation adjustments. These year-over-year favorable foreign currency translation adjustments were primarily driven by the weakening of the euro and British pound currencies against the U.S. dollar in the prior year.

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

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Building Solutions North America	$9,031	$8,679	4%	$1,153	$1,109	4%
Building Solutions EMEA/LA	3,655	3,696	-1%	368	344	7%
Building Solutions Asia Pacific	2,658	2,553	4%	341	347	-2%
Global Products	8,624	8,472	2%	1,179	1,338	-12%
	$23,968	$23,400	2%	$3,041	$3,138	-3%

Net Sales:

•
The increase in Building Solutions North America was due to higher volumes ($380 million), partially offset by the unfavorable impact of foreign currency translation ($28 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The decrease in Building Solutions EMEA/LA was due to the unfavorable impact of foreign currency translation ($206 million) and lower volumes due to business divestitures ($5 million), partially offset by higher volumes ($165 million) and incremental sales related to a business acquisition ($5 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The increase in Building Solutions Asia Pacific was due to higher volumes ($190 million) and incremental sales related to a business acquisition ($1 million), partially offset by the unfavorable impact of foreign currency translation ($86 million). The increase in volumes was primarily attributable to higher installation / service sales.

•
The increase in Global Products was due to higher volumes ($446 million) and incremental sales related to business acquisitions ($16 million), partially offset by lower volumes related to business divestitures ($167 million) and the unfavorable impact of foreign currency translation ($143 million). The increase in volumes was primarily attributable to higher building management, HVAC and refrigeration equipment, and specialty products sales.

Segment EBITA:

•
The increase in Building Solutions North America was due to favorable volumes ($92 million) and prior year integration costs ($25 million), partially offset by higher SG&A, including incremental salesforce investments, and unfavorable mix ($45 million), current year integration costs ($26 million) and the unfavorable impact of foreign currency translation ($2 million).

•
The increase in Building Solutions EMEA/LA was due to favorable volumes / mix ($57 million), higher equity income ($11 million), prior year integration costs ($6 million) and incremental income related to a business acquisition ($1 million), partially offset by the unfavorable impact of foreign currency translation ($35 million), higher SG&A, including incremental salesforce investments ($12 million) and current year integration costs ($4 million).

•
The decrease in Building Solutions Asia Pacific was due to higher SG&A, including incremental salesforce investments ($18 million), the unfavorable impact of foreign currency translation ($8 million), current year integration costs ($2 million) and lower equity income ($1 million), partially offset by net favorable volumes / mix ($23 million).

•
The decrease in Global Products was due to a current year environmental charge ($140 million), a prior year gain on sale of Scott Safety ($114 million), higher SG&A and operating expenses, including product investments and prior year gains on business divestitures, net of productivity savings ($32 million), current year integration costs ($30 million), the unfavorable impact of foreign currency translation ($20 million), and lower income due to business divestitures and acquisitions ($19 million). These items were partially offset by favorable volumes / mix ($166 million), prior year integration costs ($27 million) and higher equity income ($3 million).

FISCAL YEAR 2018 COMPARED TO FISCAL YEAR 2017

Net Sales

	Year Ended September 30,
(in millions)	2018	2017	Change
Net sales	$23,400	$22,835	2%

The increase in net sales was due to higher sales ($1,004 million) and the favorable impact of foreign currency translation ($316 million), partially offset by lower sales due to business divestitures ($755 million). The increase in sales related to higher volumes across all segments. Excluding the impact of foreign currency translation, business divestitures and nonrecurring purchase accounting adjustments, net sales increased 5% as compared to the prior year. Refer to the segment analysis below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2018	2017	Change
Cost of sales	$15,733	$15,305	3%
Gross profit	7,667	7,530	2%
% of sales	32.8%	33.0%

Cost of sales increased and gross profit as a percentage of sales decreased by 20 basis points. Gross profit increased due to prior year nonrecurring purchase accounting adjustments ($68 million), and higher volumes and favorable mix across all segments, partially offset by business divestitures and higher operating costs. Net mark-to-market adjustments had a net unfavorable year-over-year impact on cost of sales of $45 million ($5 million charge in fiscal 2018 compared to a $40 million gain in fiscal 2017) primarily due to a decrease in U.S. investment returns. Foreign currency translation had an unfavorable impact on cost of sales of approximately $221 million. Refer to the segment analysis below within Item 7 for a discussion of EBITA by segment.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2018	2017	Change
Selling, general and administrative expenses	$5,642	$5,723	-1%
% of sales	24.1%	25.1%

SG&A decreased by $81 million, and SG&A as a percentage of sales decreased by 100 basis points. The decrease in SG&A was primarily due to productivity savings and costs synergies, business divestitures and a gain on sale of the Scott Safety business in the Global Products segment ($114 million). The net favorable year-over-year impact on SG&A resulting from transaction and integration costs was $184 million. Foreign currency translation had an unfavorable impact on SG&A of $66 million. The net mark-to-market adjustments had a net unfavorable year-over-year impact on SG&A of $315 million ($29 million gain in fiscal 2018 compared to a $344 million gain in fiscal 2017) primarily due to a decrease in U.S. investment returns. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2018	2017	Change
Restructuring and impairment costs	$255	$347	-27%

Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans.

Net Financing Charges

	Year Ended September 30,
(in millions)	2018	2017	Change
Net financing charges	$401	$466	-14%

Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Year Ended September 30,
(in millions)	2018	2017	Change
Equity income	$177	$157	13%

The increase in equity income was primarily due to higher income at the Johnson Controls - Hitachi joint venture. Refer to the segment analysis below within Item 7 for a discussion of segment EBITA by segment.

Income Tax Provision

	Year Ended September 30,
(in millions)	2018	2017	Change
Income tax provision	$197	$322	-39%
Effective tax rate	13%	28%

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. The effective rate for continuing operations is above the statutory rate of 12.5% for fiscal 2018 primarily due to the discrete net impacts of U.S. Tax Reform, final income tax effects of the completed divestiture of the Scott Safety business and valuation allowance adjustments, partially offset by tax audit closures, tax benefits due to change in entity tax status, the benefits of continuing global tax planning initiatives and tax rate differentials. The effective rate is above the statutory rate of 12.5% for fiscal 2017 primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction and integration costs, purchase accounting adjustments, tax audit closures, a tax benefit due to changes in entity tax status and the benefits of continuing global tax planning initiatives. The fiscal 2018 effective tax rate decreased as compared to the fiscal 2017 effective tax rate primarily due to discrete tax items and tax planning initiatives. The fiscal year 2018 and 2017 global tax planning initiatives related primarily to foreign tax credit planning, changes in entity tax status, global financing structures and alignment of the Company's global business functions in a tax efficient manner. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

Loss From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2018	2017	Change
Income from discontinued operations, net of tax	$1,034	$990	4%

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2018	2017	Change
Income from continuing operations attributable to noncontrolling interests	$174	$157	11%
Income from discontinued operations attributable to noncontrolling interests	47	51	-8%

The increase in income from continuing operations attributable to noncontrolling interests was primarily due to higher net income related to the Johnson Controls - Hitachi joint venture.

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2018	2017	Change
Net income attributable to Johnson Controls	$2,162	$1,611	34%

The increase in net income attributable to Johnson Controls was primarily due to higher gross profit, lower income tax provision, lower restructuring and impairment costs, lower SG&A and lower net financing charges. Fiscal 2018 diluted earnings per share attributable to Johnson Controls was $2.32 compared to $1.71 in fiscal 2017.

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

GOODWILL, LONG-LIVED ASSETS AND OTHER INVESTMENTS

Goodwill at September 30, 2019 was $18.2 billion, $0.2 billion lower than the prior year. The decrease was primarily due to the impact of foreign currency translation.

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

While the Company believes the judgments and assumptions used in the impairment tests are reasonable and no impairments of goodwill or indefinite-lived assets existed during fiscal years 2019, 2018 and 2017, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements.

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

In fiscal 2019, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with the plans to dispose of a business within its Global Products segment that met the criteria to be classified as held for sale. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company recorded an impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in fiscal 2019 to write down the carrying value of the assets held for sale to fair value less any costs to sell. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In fiscal 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2018. As a result, the Company reviewed the long-lived assets for impairment and recorded $36 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $31 million related to the Global Products segment and $5 million related to Corporate assets. In addition, the Company recorded $6 million of asset impairments within discontinued operations related to the Power Solutions segment in fiscal 2018. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $70 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charges, $30 million related to the Building Solutions North America segment, $20 million related to the Global Products segment, $19 million related to Corporate assets and $1 million related to the Building Solutions Asia Pacific segment. In addition, the Company recorded $7 million of asset impairments within discontinued operations related to the Power Solutions segment in fiscal 2017. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

Investments in partially-owned affiliates ("affiliates") at September 30, 2019 were $853 million, $5 million higher than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2019	September 30, 2018
(in millions)			Change
Current assets	$12,393	$11,823
Current liabilities	(9,070)	(11,250)
	3,323	573	*

Less: Cash	(2,805)	(185)
Add: Short-term debt	10	1,306
Add: Current portion of long-term debt	501	1
Less: Assets held for sale	(98)	(3,015)
Add: Liabilities held for sale	44	1,791
Working capital (as defined)	$975	$471	*

Accounts receivable	$5,770	$5,622	3%
Inventories	1,814	1,819	—%
Accounts payable	3,582	3,407	5%

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

•
The increase in working capital at September 30, 2019 as compared to September 30, 2018, was primarily due to an increase in accounts receivable due to organic sales growth and other current assets, partially offset by an increase in accounts payable due to timing and mix of supplier payments, and other current liabilities.

•
The Company’s days sales in accounts receivable at September 30, 2019 were 67, a slight decrease from 68 at September 30, 2018. There has been no significant adverse change in the level of overdue receivables or significant changes in revenue recognition methods.

•	The Company’s inventory turns for the year ended September 30, 2019 were slightly higher than the comparable period ended September 30, 2018 primarily due to changes in inventory production levels.

•	Days in accounts payable at September 30, 2019 were 72 days, the same as at the comparable period ended September 30, 2018.

Cash Flows From Continuing Operations

	Year Ended September 30,
(in millions)	2019	2018
Cash provided by operating activities	$1,743	$1,520
Cash provided (used) by investing activities	(533)	1,568
Cash used by financing activities	(10,519)	(3,749)

•	The increase in cash provided by operating activities was primarily due to lower restructuring payments and higher partially-owned affiliate dividends.

•
The increase in cash used by investing activities was primarily due to net cash proceeds received from the Scott Safety business divestiture in the prior year, partially offset by lower capital expenditures.

•	The increase in cash used by financing activities was primarily due to higher stock repurchases and higher net repayments of debt.

Capitalization

	September 30, 2019	September 30, 2018
(in millions)			Change
Short-term debt	$10	$1,306
Current portion of long-term debt	501	1
Long-term debt	6,708	9,623
Total debt	$7,219	$10,930	-34%
Less: cash and cash equivalents	2,805	185
Total net debt	$4,414	$10,745	-59%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	19,766	21,164	-7%
Total capitalization	$24,180	$31,909	-24%

Total net debt as a % of total capitalization	18.3%	33.7%

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

•
The Company believes its capital resources and liquidity position at September 30, 2019 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2020 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.0 billion revolving credit facility. The facility matures in August 2020. There were no draws on the revolving credit facility as of September 30, 2019 and 2018. The Company also selectively makes use of short-term credit lines other than its revolving credit facility. The Company, as of September 30, 2019, could borrow up to $2.8 billion based on committed credit lines. In addition, the Company held cash and cash equivalents of $2.8 billion as of September 30, 2019. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

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

•
The Company’s debt financial covenant in its revolving credit facility requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2019, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures, governing its notes, and expect to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2018 and recorded $255 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2018 restructuring plan will reduce annual operating costs for continuing operations by approximately $300 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2020. For fiscal 2019, the savings, net of execution costs, were approximately 70% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $102 million at September 30, 2019 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $347 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs from continuing operations for continuing operations by approximately $260 million, which is primarily the result of lower cost of sales and SG&A expenses due to reduced employee-related costs, depreciation and amortization expense. The Company substantially realized the annual benefit of these actions in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $61 million at September 30, 2019 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations to address the softness in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2016 and recorded $222 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. The restructuring action has reduced annual operating costs for continuing operations by approximately $127 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The restructuring actions are substantially complete, and final payments are expected to be made in fiscal 2020. The restructuring plan reserve balance of $32 million at September 30, 2019 is expected to be paid in cash.

•	Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on items impacting capitalization.

A summary of the Company’s significant contractual obligations for continuing operations as of September 30, 2019 is as follows (in millions):

	Total	2020	2021-2022	2023-2024	2025 and Beyond
Contractual Obligations
Long-term debt*	$7,240	$501	$1,500	$1,486	$3,753
Interest on long-term debt*	3,834	220	384	358	2,872
Operating leases	1,193	352	487	182	172
Purchase obligations	1,072	907	147	18	—
Pension and postretirement contributions	415	54	69	76	216
Total contractual cash obligations	$13,754	$2,034	$2,587	$2,120	$7,013

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

Revenue Recognition

The Company recognizes revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. If contract modifications result in additional goods or services that are distinct from those transferred before the modification, they are accounted for prospectively as if the Company entered into a new contract. If the goods or services in the modification are not distinct from those in the original contract, sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as at contract inception the Company expects to receive the payment within twelve months of transfer of goods or services.

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

The Company considers the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price, including discounts, rebates, refunds, credits or other similar sources of variable consideration, when determining the transaction price of each contract. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. These estimates are based on the amount of consideration that the Company expects to be entitled to.

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of sales when control transfers to the customer. The Company presents amounts collected from customers for sales and other taxes net of the related amounts remitted. Refer to Note 4, "Revenue Recognition," of the notes to consolidated financial statements for disclosure of the Company's revenue recognition activity.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics and applies to the Company's average of historical and future financial results. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in fiscal years 2019, 2018 and 2017.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets," ASC 350-30, "General Intangibles Other than Goodwill" and ASC 985-20, "Costs of Software to be Sold, Leased, or Marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 350-30 requires intangible assets acquired in a business combination that are used in research and development activities be considered indefinite lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the carrying amount of an intangible asset exceeds its fair value, an entity shall recognize an impairment loss in an amount equal to that excess. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. Refer to Note 17, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2019, 2018 and 2017.

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

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s weighted average discount rate on U.S. pension plans was 2.95% and 4.10% at September 30, 2019 and 2018, respectively. The Company’s weighted average discount rate on postretirement plans was 2.90% and 3.80% at September 30, 2019 and 2018, respectively. The Company’s weighted average discount rate on non-U.S. pension plans was 1.50% and 2.45% at September 30, 2019 and 2018, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 28% of the plans’ assets are invested in equity securities and 59% in fixed income securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2019 and 2018, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 7.10% and 7.50%, respectively. The actual rate of return on U.S. pension plans was above 7.10% in fiscal year 2019 and below 7.50% in fiscal year 2018. For the years ending September 30, 2019 and 2018, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 5.20% and 5.35%, respectively. The actual rate of return on non-U.S. pension plans was above 5.20% in fiscal year 2019 and below 5.35% in fiscal year 2018. For the years ending September 30, 2019 and 2018, the Company’s weighted average expected long-term return on postretirement plan assets was 5.65%. The actual rate of return on postretirement plan assets was below 5.65% in fiscal year 2019 and 2018.

Beginning in fiscal 2020, the Company believes the long-term rate of return will approximate 6.90%, 5.20% and 5.70% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a significant remeasurement event. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2019, total employer contributions for continuing operations to the defined benefit pension plans were $50 million, none of which were voluntary contributions made by the Company. The Company expects to contribute approximately $50 million in cash to its defined benefit pension plans in fiscal 2020. In fiscal 2019, total employer contributions for continuing operations to the postretirement plans were $3 million. The Company expects to contribute approximately $4 million in cash to its postretirement plans in fiscal 2020.

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

Product Warranties

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records an estimate of future warranty-related costs based on actual historical return rates and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. At September 30, 2019, the Company had recorded $285 million of warranty reserves for continuing operations, including extended warranties for which deferred revenue is recorded. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates. Refer to Note 21, "Guarantees," of the notes to consolidated financial statements for disclosure of the Company's product warranty liabilities.

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

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2019, the Company had a valuation allowance of $5.1 billion for continuing operations, of which $4.5 billion relates to net operating loss carryforwards primarily in Australia, Brazil, France, Germany, Ireland, Luxembourg, Spain, Switzerland, United Kingdom, and the U.S. for which sustainable taxable income has not been demonstrated; and $600 million for other deferred tax assets.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2019, the Company had recorded a liability of $2.5 billion for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

RISK MANAGEMENT

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities and stock-based compensation. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the consolidated statements of income.

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

At September 30, 2019 and 2018, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $358 million and $212 million, respectively.

Interest Rates

Substantially all of the Company's outstanding debt has fixed interest rates. A 10% increase in the average cost of the Company’s variable rate debt would have had an immaterial impact on pre-tax interest expense for the year ended September 30, 2019 and an unfavorable impact of approximately $5 million for the year ended September 30, 2018.

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

Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

QUARTERLY FINANCIAL DATA

(in millions, except per share data) (quarterly amounts unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2019
Net sales	$5,464	$5,779	$6,451	$6,274	$23,968
Gross profit	1,725	1,844	2,144	1,980	7,693
Net income (1)	399	558	4,276	654	5,887
Net income attributable to Johnson Controls	355	515	4,192	612	5,674
Earnings per share (2)
Basic	0.39	0.57	4.81	0.78	6.52
Diluted	0.38	0.57	4.79	0.77	6.49

2018
Net sales	$5,305	$5,630	$6,282	$6,183	$23,400
Gross profit	1,698	1,824	2,088	2,057	7,667
Net income (3)	271	483	804	825	2,383
Net income attributable to Johnson Controls	230	438	723	771	2,162
Earnings per share (2)
Basic	0.25	0.47	0.78	0.83	2.34
Diluted	0.25	0.47	0.78	0.83	2.32

(1)
The fiscal 2019 first quarter net income includes $50 million of transaction and integration costs and $21 million of mark-to-market losses. The fiscal 2019 second quarter net income includes $70 million of transaction and integration costs and $20 million of mark-to-market gains. The fiscal 2019 third quarter net income includes a $5.2 billion gain on sale of the Power Solutions business, net of transaction and other costs, $235 million of significant restructuring and impairment costs, $226 million of tax indemnification reserve release, $140 million of environmental charge, $86 million of transaction and integration costs, $60 million of loss on debt extinguishment and $9 million of mark-to-market gains. The fiscal 2019 fourth quarter net income includes $626 million of net mark-to-market losses and $111 million of transaction and integration costs. The preceding amounts are stated on a pre-tax and pre-noncontrolling interest impact basis and include both continuing and discontinued operations activity.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	49

Consolidated Statements of Income for the years ended September 30, 2019, 2018 and 2017	52

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2019, 2018 and 2017	53

Consolidated Statements of Financial Position as of September 30, 2019 and 2018	54

Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017	55

Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the years ended September 30, 2019, 2018 and 2017	56

Notes to Consolidated Financial Statements	57

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2019, 2018 and 2017	118

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity attributable to Johnson Controls ordinary shareholders, and cash flows for each of the three years in the period ended September 30, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $18,178 million as of September 30, 2019. Management reviews goodwill for impairment as of July 31 of each fiscal year, or more frequently if events or changes in circumstances indicate the asset might be impaired. The estimated fair value of each reporting unit, using a fair value method based on management’s judgments and assumptions, is compared with the carrying amount of each reporting unit, including recorded goodwill. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value of each reporting unit, management uses multiples of earnings based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics, applied to the Company’s average of historical and future financial results.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value of each reporting unit. This, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions, including multiples of earnings of comparable entities with similar operations and economic characteristics. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the fair value of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the multiples of earnings model, (iii) testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the significant assumptions used by management, including the multiples of earnings of comparable entities with similar operations and economic characteristics. Evaluating management’s assumptions related to multiples of earnings involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data, and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multiples of earnings model and certain significant assumptions, including multiples of earnings of comparable entities with similar operations and economic characteristics.

Uncertain Tax Positions

As described in Note 18 to the consolidated financial statements, the Company recorded uncertain tax position liabilities totaling $2,451 million, primarily as a non-current liability, as of September 30, 2019. The Company is subject to income taxes in the U.S. and in numerous foreign jurisdictions. Judgment is required by management in determining the Company’s worldwide provision for income taxes and recording the related income tax assets and liabilities. As described by management, the Company has recorded a liability for its best estimate of the probable loss on certain of the tax positions. The Company’s income tax filings are regularly under audit by tax authorities. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are there was significant judgment by management in identifying and recording the estimated probable loss for each uncertain tax position. This, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the timely identification and accurate measurement of uncertain tax positions. Also, the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and required significant auditor judgment as the nature of the evidence is often highly subjective. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of uncertain tax positions, including controls over the identification and estimate of probable loss for each uncertain tax position. These procedures also included, among others, (i) testing the information used in the calculation of the estimate of probable loss for uncertain tax positions, (ii) testing the calculation of the liability for uncertain tax positions by jurisdiction, (iii) testing the completeness of management’s assessment of the identification of uncertain tax positions, and (iv) evaluating the status and results of income tax audits with the relevant tax authorities, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 21, 2019

We have served as the Company’s auditor since 1957.

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2019	2018	2017
Net sales
Products and systems	$17,711	$17,332	$16,762
Services	6,257	6,068	6,073
	23,968	23,400	22,835
Cost of sales
Products and systems	12,577	12,315	11,692
Services	3,698	3,418	3,613
	16,275	15,733	15,305

Gross profit	7,693	7,667	7,530

Selling, general and administrative expenses	(6,244)	(5,642)	(5,723)
Restructuring and impairment costs	(235)	(255)	(347)
Net financing charges	(350)	(401)	(466)
Equity income	192	177	157

Income from continuing operations before income taxes	1,056	1,546	1,151

Income tax provision (benefit)	(233)	197	322

Income from continuing operations	1,289	1,349	829

Income from discontinued operations, net of tax (Note 3)	4,598	1,034	990

Net income	5,887	2,383	1,819

Income from continuing operations attributable to noncontrolling interests	189	174	157
Income from discontinued operations attributable to noncontrolling interests	24	47	51

Net income attributable to Johnson Controls	$5,674	$2,162	$1,611

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$1,100	$1,175	$672
Income from discontinued operations	4,574	987	939
Net income	$5,674	$2,162	$1,611

Basic earnings per share attributable to Johnson Controls
Continuing operations	$1.26	$1.27	$0.72
Discontinued operations	5.26	1.07	1.00
Net income	$6.52	$2.34	$1.72

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$1.26	$1.26	$0.71
Discontinued operations	5.23	1.06	0.99
Net income *	$6.49	$2.32	$1.71

*	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2019	2018	2017

Net income	$5,887	$2,383	$1,819

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(342)	(483)	103
Realized and unrealized gains (losses) on derivatives	6	(29)	(14)
Realized and unrealized gains on marketable securities	—	4	5
Pension and postretirement plans	(6)	—	—

Other comprehensive income (loss)	(342)	(508)	94

Total comprehensive income	5,545	1,875	1,913

Comprehensive income attributable to noncontrolling interests	195	186	203

Comprehensive income attributable to Johnson Controls	$5,350	$1,689	$1,710

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2019	2018

Assets

Cash and cash equivalents	$2,805	$185
Accounts receivable, less allowance for doubtful accounts of $173 and $169, respectively	5,770	5,622
Inventories	1,814	1,819
Assets held for sale	98	3,015
Other current assets	1,906	1,182
Current assets	12,393	11,823

Property, plant and equipment - net	3,348	3,300
Goodwill	18,178	18,381
Other intangible assets - net	5,632	6,187
Investments in partially-owned affiliates	853	848
Noncurrent assets held for sale	60	5,188
Other noncurrent assets	1,823	3,070
Total assets	$42,287	$48,797

Liabilities and Equity

Short-term debt	$10	$1,306
Current portion of long-term debt	501	1
Accounts payable	3,582	3,407
Accrued compensation and benefits	953	1,021
Deferred revenue	1,407	1,326
Liabilities held for sale	44	1,791
Other current liabilities	2,573	2,398
Current liabilities	9,070	11,250

Long-term debt	6,708	9,623
Pension and postretirement benefits	1,044	616
Noncurrent liabilities held for sale	—	207
Other noncurrent liabilities	4,636	4,643
Long-term liabilities	12,388	15,089

Commitments and contingencies (Note 22)

Ordinary shares (par value $0.01; 2.0 billion shares authorized; shares issued: 2019 - 804,495,430; 2018 - 950,969,965)	8	10
Ordinary A shares (par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2019 and 2018)	—	—
Preferred shares (par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2019 and 2018)	—	—
Ordinary shares held in treasury, at cost (shares held: 2019 - 26,864,793; 2018 - 25,963,004)	(1,086)	(1,053)
Capital in excess of par value	16,812	16,549
Retained earnings	4,827	6,604
Accumulated other comprehensive loss	(795)	(946)
Shareholders’ equity attributable to Johnson Controls	19,766	21,164
Noncontrolling interests	1,063	1,294
Total equity	20,829	22,458
Total liabilities and equity	$42,287	$48,797
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2019	2018	2017
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$1,100	$1,175	$672
Income from continuing operations attributable to noncontrolling interests	189	174	157
Net income from continuing operations	1,289	1,349	829
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	825	824	919
Pension and postretirement benefit expense (income)	515	(170)	(533)
Pension and postretirement contributions	(53)	(56)	(342)
Equity in earnings of partially-owned affiliates, net of dividends received	(34)	(128)	(92)
Deferred income taxes	612	(739)	573
Non-cash restructuring and impairment charges	235	36	71
Gain on Scott Safety business divestiture	—	(114)	—
Equity-based compensation	95	106	134
Other - net	29	(35)	(12)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(312)	(475)	(225)
Inventories	(72)	(103)	(51)
Other assets	(99)	(171)	(112)
Restructuring reserves	(121)	1	95
Accounts payable and accrued liabilities	56	340	(130)
Accrued income taxes	(1,222)	855	(753)
Cash provided by operating activities from continuing operations	1,743	1,520	371

Investing Activities of Continuing Operations
Capital expenditures	(586)	(645)	(760)
Sale of property, plant and equipment	27	48	29
Acquisition of businesses, net of cash acquired	(25)	(21)	(6)
Business divestitures, net of cash divested	12	2,202	168
Changes in long-term investments	25	(1)	(21)
Proceeds (payments) for equity swap	14	(15)	(58)
Cash provided (used) by investing activities from continuing operations	(533)	1,568	(648)

Financing Activities of Continuing Operations
Increase (decrease) in short-term debt - net	(1,296)	96	143
Increase in long-term debt	—	1,136	1,857
Repayment of long-term debt	(2,333)	(3,704)	(1,275)
Debt financing costs	—	(4)	(18)
Stock repurchases	(5,983)	(300)	(651)
Payment of cash dividends	(920)	(954)	(702)
Proceeds from the exercise of stock options	171	66	157
Dividends paid to noncontrolling interests	(132)	(43)	(57)
Cash paid to prior acquisitions	—	—	(75)
Cash received for prior divestitures	4	—	—
Employee equity-based compensation withholding	(31)	(42)	(34)
Other - net	1	—	6
Cash used by financing activities from continuing operations	(10,519)	(3,749)	(649)

Discontinued Operations
Cash provided (used) by operating activities	(541)	996	(271)
Cash provided (used) by investing activities	12,611	(372)	(599)
Cash used by financing activities	(35)	(3)	(703)
Cash provided (used) by discontinued operations	12,035	621	(1,573)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(120)	(106)	54
Change in cash, cash equivalents and restricted cash held for sale	15	14	2,123
Increase (decrease) in cash, cash equivalents and restricted cash	2,621	(132)	(322)
Cash, cash equivalents and restricted cash at beginning of period	200	332	654
Cash, cash equivalents and restricted cash at end of period	2,821	200	332
Less: Restricted cash	16	15	31
Cash and cash equivalents at end of period	$2,805	$185	$301

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders

(in millions, except per share data)	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2016	$24,118	$9	$16,105	$9,177	$(20)	$(1,153)
Comprehensive income	1,710	—	—	1,611	—	99
Cash dividends Ordinary ($1.00 per share)	(938)	—	—	(938)	—	—
Repurchases of ordinary shares	(651)	—	—	—	(651)	—
Spin-off of Adient	(4,038)	—	—	(4,619)	—	581
Other, including options exercised	246	—	285	—	(39)	—
At September 30, 2017	20,447	9	16,390	5,231	(710)	(473)
Comprehensive income (loss)	1,689	—	—	2,162	—	(473)
Cash dividends Ordinary ($1.04 per share)	(968)	—	—	(968)	—	—
Repurchases of ordinary shares	(300)	—	—	—	(300)	—
Adoption of ASU 2016-09	179	—	—	179	—	—
Other, including options exercised	117	1	159	—	(43)	—
At September 30, 2018	21,164	10	16,549	6,604	(1,053)	(946)
Comprehensive income (loss)	5,350	—	—	5,674	—	(324)
Cash dividends Ordinary ($1.04 per share)	(887)	—	—	(887)	—	—
Repurchases and retirements of ordinary shares	(5,983)	(2)	—	(5,981)	—	—
Divestiture of Power Solutions	483	—	—	—	—	483
Adoption of ASC 606	(45)	—	—	(45)	—	—
Adoption of ASU 2016-01	—	—	—	8	—	(8)
Adoption of ASU 2016-16	(546)	—	—	(546)	—	—
Other, including options exercised	230	—	263	—	(33)	—
At September 30, 2019	$19,766	$8	$16,812	$4,827	$(1,086)	$(795)

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

In the fourth quarter of fiscal 2016, Johnson Controls, Inc. ("JCI Inc.") and Tyco International plc ("Tyco") completed their combination, with JCI Inc. merging with a wholly owned, indirect subsidiary of Tyco (the "Merger"). Following the Merger, Tyco changed its name to “Johnson Controls International plc” and JCI Inc. is a wholly-owned subsidiary of Johnson Controls International plc. The Merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations." JCI Inc. was the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of JCI Inc. for periods prior to this transaction are considered to be the historic financial statements of the Company.

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

During the first quarter of fiscal 2019, the Company determined that its Power Solutions business met the criteria to be classified as a discontinued operation and, as a result, Power Solutions' historical financial results are reflected in the Company's consolidated financial statements as a discontinued operation, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

At September 30, 2019, the Company held restricted cash of approximately $16 million, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts related to cash restricted for payment of asbestos liabilities. At September 30, 2018, the Company held restricted cash of approximately $15 million, of which $6 million was recorded within other current assets in the consolidated statements of financial position and $9 million was recorded within other noncurrent assets in the consolidated statements of financial position.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses multiples of earnings based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics and applies to the Company's average of historical and future financial results. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in fiscal years 2019, 2018 and 2017.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets primarily consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets," ASC 350-30, "General Intangibles Other than Goodwill" and ASC 985-20, "Costs of Software to be Sold, Leased, or Marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 350-30 requires intangible assets acquired in a business combination that are used in research and development activities to be considered indefinite lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  If the carrying amount of an intangible asset exceeds its fair value, an entity shall recognize an impairment loss in an amount equal to that excess. ASC 985-20 requires the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. Refer to Note 17, "Impairment of

Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2019, 2018 and 2017.

Revenue Recognition

The Company recognizes revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. If contract modifications result in additional goods or services that are distinct from those transferred before the modification, they are accounted for prospectively as if the Company entered into a new contract. If the goods or services in the modification are not distinct from those in the original contract, sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as at contract inception the Company expects to receive the payment within twelve months of transfer of goods or services.

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

The Company considers the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price, including discounts, rebates, refunds, credits or other similar sources of variable consideration, when determining the transaction price of each contract. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. These estimates are based on the amount of consideration that the Company expects to be entitled to.

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of sales when control transfers to the customer. The Company presents amounts collected from customers for sales and other taxes net of the related amounts remitted.

Subscriber System Assets, Dealer Intangibles and Related Deferred Revenue Accounts

The Company considers assets related to the acquisition of new customers in its electronic security business in three asset categories: internally generated residential subscriber systems outside of North America, internally generated commercial subscriber systems (collectively referred to as subscriber system assets) and customer accounts acquired through the ADT dealer program, primarily outside of North America (referred to as dealer intangibles). Subscriber system assets include installed property, plant and equipment for which the Company retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's place of business, or outside of North America, residence. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses for continuing operations in the consolidated statements of income. Such expenditures for the years ended September 30, 2019, 2018 and 2017 were $319 million, $310 million and $307 million, respectively.

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

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in income from continuing operations for the years ended September 30, 2019, 2018 and 2017 were $(10) million, $1 million and $60 million, respectively.

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

Investments

The Company invests in debt and equity securities which are marked to market at the end of each accounting period. For fiscal 2019, unrealized gains and losses on these securities are recognized in the Company's consolidated statements of income. For periods prior to fiscal 2019, the unrealized gains and losses on these securities, other than the deferred compensation plan assets, were recognized in AOCI within the consolidated statement of shareholders' equity unless an unrealized loss is deemed to be other than temporary, in which case such loss was charged to earnings. The deferred compensation plan assets are marked to market at the end of each accounting period and all unrealized gains and losses are recorded in the consolidated statements of income.

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

Retrospective Changes

During the first quarter of fiscal 2019, the Company determined that its Power Solutions business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 3, "Discontinued Operations" of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 was effective retrospectively for the quarter ended December 31, 2018. As of September 30, 2016, the Company had approximately $2.0 billion of restricted cash related to restricted proceeds deposited into escrow from the issuance of $2.0 billion aggregate principal of unsecured, unsubordinated notes by Adient Global Holdings Ltd., that were released upon the completion of the Adient spin-off in October 2016. Upon adoption of ASU 2016-18, the release of the restricted proceeds are presented in the fiscal 2017 consolidated statements of cash flow as a financing activity outflow from discontinued operations. The remaining impact of this guidance did not have a significant impact on the Company's consolidated financial statements for the periods presented, as the restricted cash balance for the fiscal years ended September 30, 2019 and 2018 was $16 million and $15 million, respectively.

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

New Accounting Pronouncements

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

In October 2016, the FASB issued ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory." The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance was effective for the Company for the quarter ended December 31, 2018. The changes were applied by means of a cumulative-effect adjustment which resulted in a reduction to retained earnings and other noncurrent assets of $546 million.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU No. 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including marketable securities. Additionally in February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which provides additional clarification on certain topics addressed in ASU No. 2016-01. ASU No. 2016-01 and ASU No. 2018-03 were effective for the Company for the quarter ending December 31, 2018. The changes were applied by means of a cumulative-effect adjustment which resulted in an increase to retained earnings of $8 million. The new standard requires the mark-to-market of marketable securities investments previously recorded within accumulated other comprehensive income on the statement of financial position be recorded in the statement of income on a prospective basis beginning as of the adoption date. As these restricted investments do not relate to the underlying operating performance of its business, the Company’s definition of segment earnings excludes the mark-to-market adjustments beginning in the first quarter of fiscal 2019. Refer to Note 19, "Segment Information," of the notes to consolidated financial statements for further information.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 and its related amendments (collectively, the “New Revenue Standard”) clarify the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The Company adopted the New Revenue Standard on October 1, 2018 using a modified retrospective approach. Under the New Revenue Standard, revenue recognition is mostly consistent with the previous guidance, with the exception of the Power Solutions business, which is now reported as a discontinued operation beginning in the first quarter of fiscal 2019. Within the Power Solutions business, certain customers return battery cores which are now included in the transaction price as noncash consideration. The New Revenue Standard did not have a material impact on the Company’s consolidated statements of financial position, consolidated statements of income or its consolidated statements of cash flows. As of October 1, 2018, the Company applied the New Revenue Standard to contracts that were not completed as of this date and recognized a cumulative-effect adjustment of a reduction to retained earnings of $45 million, which relates primarily to deferred revenue recorded for certain battery core returns that represent a material right provided to customers. The prior period comparative information has not been revised and continues to be reported under the previous guidance.

The impact of adoption of the New Revenue Standard to the Company's consolidated statement of income for the fiscal year ended September 30, 2019 for continuing operations was an increase to net sales of approximately $3 million, with the impact to income before taxes of less than $1 million. The impact of adoption of the New Revenue Standard to the Company's consolidated statement of income for the fiscal year ended September 30, 2019 for discontinued operations was an increase to net sales of $667 million, with the impact to income from discontinued operations, net of tax, of approximately $26 million.

The impact of adoption of the New Revenue Standard to the Company's consolidated statement of financial position as of September 30, 2019 is as follows (in millions):

	September 30, 2019
	As reported	Under previous accounting guidance	Impact from adopting the New Revenue Standard
Consolidated Statement of Financial Position

Assets

Accounts receivable - net	$5,770	$5,802	$(32)
Inventories	1,814	1,828	(14)
Other current assets	1,906	1,931	(25)
Property, plant and equipment - net	3,348	3,308	40
Other noncurrent assets	1,823	1,794	29

Liabilities and Equity

Deferred revenue	1,407	1,398	9
Retained earnings	4,827	4,838	(11)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2019 with early adoption permitted; however, in July 2018 the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company has elected this transition method at the adoption date of October 1, 2019. The FASB further amended Topic 842 by issuing ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which provides an optional transition practical expedient for existing or expired land easements that were not previously recorded as leases, ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," ASU No. 2018-20, "Leases (Topic 842): Narrow-Scope Improvements for Lessors," and ASU No. 2019-01, "Leases (Topic 842): Codification Improvements." The Company has populated its leases into new lease accounting software and is designing and implementing new processes and controls for the accounting for leases under the new guidance. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. The new guidance will require the Company to record operating leases on the balance sheet with a right-of-use ("ROU") asset and corresponding lease liability for future payment obligations. The Company has elected to apply the package of transitional practical expedients, under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. The Company expects the ROU asset and operating lease liability to be less than 3% of its total assets. However, the Company does not expect the new guidance to have a material impact on its consolidated statements of income and its consolidated statements of cash flows.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

2.ACQUISITIONS AND DIVESTITURES

Fiscal Year 2019

On April 30, 2019, the Company completed the sale of its Power Solutions business to BCP Acquisitions LLC for a purchase price of $13.2 billion. The net cash proceeds after tax and transaction-related expenses were $11.6 billion. In connection with the sale, the Company recorded a gain, net of transaction and other costs, of $5.2 billion ($4.0 billion after tax), subject to post-closing working capital and net debt adjustments, within income from discontinued operations, net of tax, in the consolidated statements of income. During the first quarter of fiscal 2019, the Company determined that its Power Solutions business met the criteria to be classified as a discontinued operation and, as a result, Power Solutions' historical financial results are reflected in the Company's consolidated financial statements as a discontinued operation. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further disclosure related to the Company's discontinued operations.

During fiscal 2019, the Company completed certain divestitures within the Global Products and Building Solutions EMEA/LA businesses. The combined selling price was $18 million, $16 million of which was received as of September 30, 2019. In connection with the sale, the Company reduced goodwill by $1 million within the Building Solutions EMEA/LA segment. The divestitures were not material to the Company's consolidated financial statements.

During fiscal 2019, the Company completed certain acquisitions for a combined purchase price of $32 million, $25 million of which was paid as of September 30, 2019. The acquisitions were not material to the Company's consolidated financial statements. In connection with the acquisitions, the Company recorded goodwill of $11 million within the Global Products segment, $8 million within the Building Solutions Asia Pacific segment, and $6 million within the Building Solutions EMEA/LA segment.

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

3.    DISCONTINUED OPERATIONS

Power Solutions

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

The following table summarizes the results of Power Solutions reclassified as discontinued operations for the fiscal years ended September 30, 2019, 2018 and 2017 (in millions). As the Power Solutions sale occurred on April 30, 2019, there are only seven months of results included in the fiscal year ended September 30, 2019.

	Year Ended September 30,
	2019	2018	2017

Net sales	$5,001	$8,000	$7,337

Income from discontinued operations before income taxes	6,039	1,355	1,407
Provision for income taxes on discontinued operations	(1,441)	(321)	(383)
Income from discontinued operations attributable to noncontrolling interests, net of tax	(24)	(47)	(42)
Income from discontinued operations	$4,574	$987	$982

For the fiscal year ended September 30, 2019, income from discontinued operations before income taxes included a gain on sale of the Power Solutions business, net of transaction and other costs, of $5.2 billion and a favorable impact of $117 million for ceasing depreciation and amortization expense as the business was held for sale.

For the fiscal year ended September 30, 2019, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to the tax impacts of the divestiture of the Power Solutions business and tax rate differentials. For the fiscal year ended September 30, 2018, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to legal entity restructuring associated with the Power Solutions business and tax rate differentials. For the fiscal year ended September 30, 2017, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to a tax expense due to changes in entity tax status, the establishment of a deferred tax liability on the outside basis difference of certain nonconsolidated subsidiaries and tax rate differentials.

Adient plc

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

The following table summarizes the results of Adient, reclassified as discontinued operations for the fiscal year ended September 30, 2017 (in millions). As the Adient spin-off occurred on October 31, 2016, there is only one month of Adient results included in the year ended September 30, 2017.

Year Ended September 30, 2017

Net sales	$1,434

Income from discontinued operations before income taxes	1
Provision for income taxes on discontinued operations	(35)
Income from discontinued operations attributable to noncontrolling interests, net of tax	(9)
Loss from discontinued operations	$(43)

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

Assets and Liabilities Held for Sale

The following table summarizes the carrying value of the Power Solutions assets and liabilities held for sale at September 30, 2018 (in millions):

September 30, 2018

Cash	$15
Accounts receivable - net	1,443
Inventories	1,405
Other current assets	152
Assets held for sale	$3,015

Property, plant and equipment - net	$2,871
Goodwill	1,092
Other intangible assets - net	161
Investments in partially-owned affiliates	453
Other noncurrent assets	611
Noncurrent assets held for sale	$5,188

Short-term debt	$9
Current portion of long-term debt	25
Accounts payable	1,237
Accrued compensation and benefits	125
Other current liabilities	395
Liabilities held for sale	$1,791

Long-term debt	31
Pension and postretirement benefits	101
Other noncurrent liabilities	75
Noncurrent liabilities held for sale	$207

During the third quarter of fiscal 2019, the Company determined that a business within its Global Products segment met the criteria to be classified as held for sale. The assets and liabilities of this business are presented as held for sale in the consolidated statements of financial position as of September 30, 2019. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company recorded an impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in the third quarter of fiscal 2019 to write down the carrying value of the assets held for sale to fair value less any costs to sell. Refer to Note 17, "Impairment of Long-Lived Assets" of the notes to consolidated financial statements for further information regarding the impairment charge. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The business did not meet the criteria to be classified as a discontinued operation as the divestiture of the business will not have a major effect on the Company's operations and financial results.

4.REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by products and systems versus services revenue for the year ended September 30, 2019 (in millions):

	Year Ended September 30, 2019
	Products & Systems	Services	Total
Building Solutions North America	$5,745	$3,286	$9,031
Building Solutions EMEA/LA	1,767	1,888	3,655
Building Solutions Asia Pacific	1,575	1,083	2,658
Global Products	8,624	—	8,624

Total	$17,711	$6,257	$23,968

The following table presents further disaggregation of Global Products segment revenues by product type for the year ended September 30, 2019 (in millions):

Year Ended September 30, 2019
Building management systems	$1,292
HVAC & refrigeration equipment	6,181
Specialty products	1,151
Total	$8,624

Contract Balances

Contract assets relate to the Company’s right to consideration for performance obligations satisfied but not billed and consist of unbilled receivables and costs in excess of billings. Contract liabilities relate to customer payments received in advance of satisfaction of performance obligations under the contract. Contract liabilities consist of deferred revenue. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	September 30, 2019	October 1, 2018
Contract assets - current	Accounts receivable - net	$1,389	$1,261
Contract assets - noncurrent	Other noncurrent assets	90	85
Contract liabilities - current	Deferred revenue	(1,407)	(1,335)
Contract liabilities - noncurrent	Other noncurrent liabilities	(117)	(113)
Total		$(45)	$(102)

For the year ended September 30, 2019, the Company recognized revenue of approximately $1.2 billion that was included in the beginning of period contract liability balance.

Performance Obligations

A performance obligation is a distinct good, service, or bundle of goods and services promised in a contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When contracts with customers require significant and complex integration, contain goods or services which are highly interdependent or interrelated, or are goods or services which significantly modify or customize other promises in the contracts and, therefore, are not distinct, then the entire contract is accounted for as a single performance obligation. For any contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation based on the estimated relative standalone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation.

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $14.4 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

As of September 30, 2019, the Company recorded the costs to obtain or fulfill a contract of $212 million, of which $110 million is recorded within other current assets and $102 million is recorded within other noncurrent assets in the consolidated statements of financial position.

During the year ended September 30, 2019, the Company recognized amortization expense of $157 million related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the year ended September 30, 2019.

5.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2019	2018

Raw materials and supplies	$588	$606
Work-in-process	176	155
Finished goods	1,050	1,058
Inventories	$1,814	$1,819

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2019	2018

Buildings and improvements	$1,499	$1,213
Subscriber systems	661	573
Machinery and equipment	2,969	2,715
Construction in progress	465	704
Land	250	258
Total property, plant and equipment	5,844	5,463
Less: accumulated depreciation	(2,496)	(2,163)
Property, plant and equipment - net	$3,348	$3,300

Interest costs capitalized during the fiscal years ended September 30, 2019, 2018 and 2017 were $6 million, $17 million and $14 million, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the fiscal years ended September 30, 2019 and 2018 were as follows (in millions):

	September 30, 2017	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2018
Building Solutions North America	$9,637	$—	$—	$(34)	$9,603
Building Solutions EMEA/LA	2,012	1	—	(63)	1,950
Building Solutions Asia Pacific	1,255	—	—	(20)	1,235
Global Products	5,687	14	(35)	(73)	5,593
Total	$18,591	$15	$(35)	$(190)	$18,381

	September 30, 2018	Business Acquisitions	Business Divestitures	Currency Translation and Other	September 30, 2019
Building Solutions North America	$9,603	$—	$—	$(15)	$9,588
Building Solutions EMEA/LA	1,950	6	(1)	(106)	1,849
Building Solutions Asia Pacific	1,235	8	—	(49)	1,194
Global Products	5,593	11	(22)	(35)	5,547
Total	$18,381	$25	$(23)	$(205)	$18,178

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

There were no goodwill impairments resulting from fiscal 2019 and 2018 annual impairment tests. No reporting unit was determined to be at risk of failing step one of the goodwill impairment test. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

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

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,307	$(370)	$937	$1,317	$(251)	$1,066
Customer relationships	2,722	(759)	1,963	2,941	(599)	2,342
Miscellaneous	584	(224)	360	458	(185)	273
Total amortized intangible assets	4,613	(1,353)	3,260	4,716	(1,035)	3,681
Unamortized intangible assets
Trademarks/tradenames	2,282	—	2,282	2,386	—	2,386
Miscellaneous	90	—	90	120	—	120
	2,372	—	2,372	2,506	—	2,506
Total intangible assets	$6,985	$(1,353)	$5,632	$7,222	$(1,035)	$6,187

Amortization of other intangible assets included within continuing operations for the fiscal years ended September 30, 2019, 2018 and 2017 was $377 million, $376 million and $481 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2020, 2021, 2022, 2023 and 2024 will be approximately $390 million, $389 million, $387 million, $374 million and $361 million, respectively. There were no indefinite-lived intangible asset impairments resulting from fiscal 2019, 2018 and 2017 annual impairment tests.

8.    LEASES

Certain administrative, production and other facilities and equipment are leased under arrangements that are accounted for as operating leases. Most leases contain renewal options for varying periods, and leases generally require the Company to pay for insurance, taxes and maintenance of the property.

Total rental expense for continuing operations for the fiscal years ended September 30, 2019, 2018 and 2017 was $452 million, $408 million and $432 million, respectively.

Future minimum operating lease payments at September 30, 2019 were as follows (in millions):

September 30, 2019
2020	$352
2021	287
2022	200
2023	111
2024	71
After 2024	172
Total minimum lease payments	$1,193

9.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2019	2018
Bank borrowings and commercial paper	$10	$1,306
Weighted average interest rate on short-term debt outstanding	2.0%	2.8%

The Company had no commercial paper outstanding as of September 30, 2019 and $879 million as of September 30, 2018.

In June 2019, TSarl, a subsidiary of the Company, terminated its $1.25 billion committed revolving credit facility scheduled to expire in August 2020. In connection with the termination, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the credit facility. In relation to the termination of the credit facility, TSarl completed all of its obligations under the Term Loan Credit Agreement, dated as of March 10, 2016 (the "Term Facility") by repaying all of the outstanding obligations under the Term Facility, which included $364 million term loan scheduled to mature in March 2020. Other debt held at TSarl was also repaid, including a 364-day $250 million floating rate term loan scheduled to mature in March 2020 and an 18-month 215 million euro floating rate euro term loan scheduled to mature in July 2019. No amounts remain outstanding on the $4.0 billion TSarl merger-related debt as of September 30, 2019.

In March 2019, a 364-day $250 million committed revolving credit facility expired. The Company entered into a new $250 million committed revolving credit facility scheduled to expire in March 2020. As of September 30, 2019 there were no draws on the facility.

In February 2019, a 364-day $150 million committed revolving credit facility expired. The Company entered into a new $150 million committed revolving credit facility scheduled to expire in February 2020. As of September 30, 2019 there were no draws on the facility.

In February 2019, a 364-day $150 million committed revolving credit facility expired. The Company entered into a new $150 million committed revolving credit facility scheduled to expire in February 2020. As of September 30, 2019 there were no draws on the facility.

In January 2019, the Company entered into a $750 million term loan due the earlier of January 2020 or five business days from the closing on the sale of the Power Solutions business. Proceeds from the term loan were used for general corporate purposes. Following the sale of the Power Solutions business, the loan was repaid in May 2019.

In January 2019, a 364-day $200 million committed revolving credit facility expired. The Company entered into a new $350 million committed revolving credit facility scheduled to expire in January 2020. Following the sale of the Power Solutions business, the facility was reduced to $200 million. As of September 30, 2019 there were no draws on the facility.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2019	2018
Unsecured notes
JCI plc - 5.00% due in 2020 ($453 million par value)	453	452
JCI Inc. - 5.00% due in 2020 ($47 million par value)	47	47
JCI plc - 0.00% due in 2021 (€750 million par value)	818	868
JCI plc - 4.25% due in 2021 ($204 million par value)	204	446
JCI Inc. - 4.25% due in 2021 ($53 million par value)	53	53
JCI plc - 3.75% due in 2022 ($171 million par value)	171	427
JCI Inc. - 3.75% due in 2022 ($22 million par value)	22	22
JCI plc - 4.625% due in 2023 ($25 million par value)	26	37
Tyco International Finance S.A. ("TIFSA") - 4.625% due in 2023 ($7 million par value)	7	8
JCI plc - 1.00% due in 2023 (€888 million par value)	967	1,154
JCI plc - 3.625% due in 2024 ($453 million par value)	453	468
JCI Inc. - 3.625% due in 2024 ($31 million par value)	31	31
JCI plc - 1.375% due in 2025 (€423 million par value)	471	501
TIFSA - 1.375% due in 2025 (€54 million par value)	60	69
JCI plc - 3.90% due in 2026 ($487 million par value)	521	755
TIFSA - 3.90% due in 2026 ($51 million par value)	51	52
JCI plc - 6.00% due in 2036 ($342 million par value)	339	388
JCI Inc. - 6.00% due in 2036 ($8 million par value)	8	8
JCI plc - 5.70% due in 2041 ($190 million par value)	189	269
JCI Inc. - 5.70% due in 2041 ($30 million par value)	30	30
JCI plc - 5.25% due in 2042 ($155 million par value)	155	242
JCI Inc. - 5.25% due in 2042 ($6 million par value)	6	8
JCI plc - 4.625% due in 2044 ($444 million par value)	441	441
JCI Inc. - 4.625% due in 2044 ($6 million par value)	6	6
JCI plc - 5.125% due in 2045 ($477 million par value)	567	867
TIFSA - 5.125% due in 2045 ($23 million par value)	22	23
JCI plc - 6.95% due in 2046 ($32 million par value)	32	121
JCI Inc. - 6.95% due in 2046 ($4 million par value)	4	4
JCI plc - 4.50% due in 2047 ($500 million par value)	496	496
JCI plc - 4.95% due in 2064 ($341 million par value)	340	434
JCI Inc. - 4.95% due in 2064 ($15 million par value)	15	15
TSarl - Term Loan A - LIBOR plus 1.25% due in 2020	—	364
TSarl - Term Loan B - €215 million; EURIBOR plus 0.62% due in 2020	—	250
JCI plc - Term Loan - 25 billion yen; LIBOR JPY plus 0.40% due in 2022	232	309
Other	3	3
Gross long-term debt	7,240	9,668
Less: current portion	501	1
Less: debt issuance costs	31	44
Net long-term debt	$6,708	$9,623

The installments of long-term debt maturing in subsequent fiscal years are: 2020 - $501 million; 2021 - $1,075 million; 2022 - $425 million; 2023 - $1,001 million; 2024 - $485 million; 2025 and thereafter - $3,753 million. The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for continuing operations for the fiscal years ended September 30, 2019, 2018 and 2017 was $369 million, $401 million and $432 million, respectively.

Financing Arrangements

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

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the years ended September 30, 2019, 2018 and 2017 contained the following components (in millions):

	Year Ended September 30,
	2019	2018	2017

Interest expense, net of capitalized interest costs	$335	$409	$446
Banking fees and bond cost amortization	28	30	49
Loss on debt extinguishment	60	—	—
Interest income	(61)	(13)	(11)
Net foreign exchange results for financing activities	(12)	(25)	(18)
Net financing charges	$350	$401	$466

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

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the nominal amount of each of its known foreign exchange transactional exposures. As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2019 and 2018.

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company’s purchases of copper and aluminum in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Prior to the divestiture of Power Solutions, the Company also used commodity hedge contracts to minimize risk associated with purchases of lead, polypropylene and tin. Commodity risks are systematically managed pursuant to policy guidelines. As cash flow hedges, hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in commodity prices at September 30, 2019 and 2018.

The Company had the following outstanding contracts to hedge forecasted commodity purchases for continuing and discontinued operations (in metric tons):

	Volume Outstanding as of
Commodity	September 30, 2019	September 30, 2018
Copper	3,561	3,175
Aluminum	2,967	3,381
Lead	—	49,066
Polypropylene	—	15,868
Tin	—	3,076

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At September 30, 2019, the Company had 888 million euro, 750 million euro, 423 million euro and 54 million euro in bonds designated as net investment hedges in the Company's net investment in Europe and 25 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan. At September 30, 2018, the Company had one billion euro, 750 million euro, 423 million euro and 58 million euro in bonds and a 215 million euro term loan designated as net investment hedges in the Company's net investment in Europe and 35 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2019, the Company hedged approximately 1.4 million of its ordinary shares, which have a cost basis of $60 million. As of September 30, 2018 the Company hedged approximately 1.8 million of its ordinary shares, which have a cost basis of $73 million.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Other current assets
Foreign currency exchange derivatives	$16	$6	$19	$10
Commodity derivatives	—	1	—	—
Other noncurrent assets
Equity swap	—	—	62	63
Total assets	$16	$7	$81	$73

Other current liabilities
Foreign currency exchange derivatives	$23	$10	$—	$2
Commodity derivatives	1	2	—	—
Liability held for sale
Commodity derivatives	—	12	—	—
Long-term debt
Foreign currency denominated debt	2,544	3,149	—	—
Total liabilities	$2,568	$3,173	$—	$2

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

The Company enters into ISDA master netting agreements with counterparties that permit the net settlement of amounts owed under the derivative contracts. The master netting agreements generally provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. The Company has not elected to offset the fair value positions of the derivative contracts recorded in the consolidated statements of financial position. Collateral is generally not required of the Company or the counterparties under the master netting agreements. As of September 30, 2019 and 2018, no cash collateral was received or pledged under the master netting agreements.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross amount recognized	$97	$80	$2,568	$3,175
Gross amount eligible for offsetting	(11)	(12)	(11)	(12)
Net amount	$86	$68	$2,557	$3,163

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the fiscal years ended September 30, 2019, 2018 and 2017 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Year Ended September 30,
	2019	2018	2017
Foreign currency exchange derivatives	$2	$2	$(1)
Commodity derivatives	(4)	(14)	14
Total	$(2)	$(12)	$13
The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2019, 2018 and 2017 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2019	2018	2017
Foreign currency exchange derivatives	Cost of sales	$4	$2	$(1)
Foreign currency exchange derivatives	Income from discontinued operations	—	2	26
Commodity derivatives	Cost of sales	(4)	5	4
Commodity derivatives	Income from discontinued operations	(10)	7	4
Total		$(10)	$16	$33

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2019, 2018 and 2017 (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2019	2018	2017
Foreign currency exchange derivatives	Cost of sales	$(8)	$4	$(1)
Foreign currency exchange derivatives	Net financing charges	(60)	42	48
Foreign currency exchange derivatives	Income tax provision	(1)	(4)	(1)
Foreign currency exchange derivatives	Income from discontinued operations	52	(7)	(1)
Equity swap	Selling, general and administrative	14	(8)	(3)
Total		$(3)	$27	$42

The pre-tax gains (losses) recorded in foreign currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges were $145 million, $45 million and $(138) million for the years ended September 30, 2019, 2018 and 2017, respectively. For the years ended September 30, 2019, 2018 and 2017, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2019 and 2018 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$35	$—	$35	$—
Exchange traded funds (fixed income)[1]	19	19	—	—
Other noncurrent assets
Deferred compensation plan assets	71	71	—	—
Exchange traded funds (fixed income)[1]	138	138	—	—
Exchange traded funds (equity)[1]	116	116	—	—
Equity swap	62	—	62	—
Total assets	$441	$344	$97	$—
Other current liabilities
Foreign currency exchange derivatives	$23	$—	$23	$—
Commodity derivatives	1	—	1	—
Total liabilities	$24	$—	$24	$—

	Fair Value Measurements Using:
	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$16	$—	$16	$—
Commodity derivatives	1	—	1	—
Exchange traded funds (fixed income)[1]	14	14	—	—
Other noncurrent assets
Deferred compensation plan assets	100	100	—	—
Exchange traded funds (fixed income)[1]	148	148	—	—
Exchange traded funds (equity)[1]	119	119	—	—
Equity swap	63	—	63	—
Noncurrent assets held for sale
Investments in marketable common stock	3	3	—	—
Total assets	$464	$384	$80	$—
Other current liabilities
Foreign currency exchange derivatives	$12	$—	$12	$—
Commodity derivatives	2	—	2	—
Liabilities held for sale
Commodity derivatives	12	—	12	—
Total liabilities	$26	$—	$26	$—

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

Exchange traded funds: Exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. During the fiscal year ended September 30, 2019, the Company recognized unrealized gains of $12 million in the consolidated statements of income on these investments that were still held as of September 30, 2019, all of which related to restricted investments. Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The fair value of long-term debt was $7.6 billion and $9.6 billion at September 30, 2019 and 2018, respectively. The fair value of public debt was $7.4 billion and $8.6 billion at September 30, 2019 and 2018, respectively, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was $0.2 billion and $1.0 billion at September 30, 2019 and 2018 respectively, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION

On September 2, 2016, the shareholders of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. The Plan provides that 76 million shares of the Company's common stock are reserved for issuance under the 2012 Plan, and 34 million shares remain available for issuance at September 30, 2019.

The Company has four share-based compensation plans, which are described below. For the fiscal years ended September 30, 2019, 2018 and 2017, compensation cost charged against income for continuing operations, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $103 million, $89 million and $122 million, respectively, all of which was recorded in selling, general and administrative expenses.

The Company has elected to utilize the alternative transition method for calculating the tax effects of stock-based compensation.  The total income tax benefit recognized for continuing operations in the consolidated statements of income for share-based compensation arrangements was approximately $26 million, $22 million and $48 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.  The tax expense from the exercise and vesting of equity settled awards was $6 million and $3 million for the fiscal years ended September 30, 2019 and 2018, respectively, and recorded as part of the income tax provision upon adoption of ASU 2016-09 during the first quarter of fiscal 2018. The tax benefit from the exercise and vesting of equity settled awards was $4 million for the fiscal year ended September 30, 2017, and was recorded in capital in excess of par value.  The Company does not settle stock options granted under share-based payment arrangements to cash.

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected life of options represents the period of time that options granted are expected to be outstanding, assessed separately for executives and non-executives. The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2019 and 2018, the expected volatility is based on the historical volatility of the Company's stock since October 2016 blended with the historical volatility of certain peer companies' stock prior to October 2016 over the most recent period corresponding to the expected life as of the grant date. For fiscal 2017, the expected volatility is based on historical volatility of certain peer companies over the most recent period corresponding to the expected life as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date. The Company uses historical data to estimate option exercises and employee terminations within the valuation model.

	Year Ended September 30,
	2019	2018	2017
Expected life of option (years)	6.4	6.5	4.75 & 6.5
Risk-free interest rate	2.77%	2.28%	1.23% - 1.93%
Expected volatility of the Company’s stock	21.80%	23.70%	24.60%
Expected dividend yield on the Company’s stock	3.29%	2.78%	2.21%

A summary of stock option activity at September 30, 2019, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2018	$34.24	17,836,062
Granted	33.37	1,741,510
Exercised	27.54	(6,234,755)
Forfeited or expired	37.49	(973,068)
Outstanding, September 30, 2019	$35.07	12,369,749	4.6	$111
Exercisable, September 30, 2019	$34.74	9,295,813	3.4	$87

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2019, 2018 and 2017 was $5.56, $7.04 and $7.81, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2019, 2018 and 2017 was approximately $73 million, $38 million and $81 million, respectively.

In conjunction with the exercise of stock options granted, the Company received cash payments for the fiscal years ended September 30, 2019, 2018 and 2017 of approximately $171 million, $66 million and $157 million, respectively.

At September 30, 2019, the Company had approximately $8 million of total unrecognized compensation cost related to nonvested stock options granted for continuing operations. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2019 were as follows:

Expected life of SAR (years)	0.4 - 3.5
Risk-free interest rate	1.55% - 1.85%
Expected volatility of the Company’s stock	21.80%
Expected dividend yield on the Company’s stock	3.29%

A summary of SAR activity at September 30, 2019, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2018	$27.39	626,701
Exercised	25.20	(245,513)
Forfeited or expired	32.43	(13,179)
Outstanding, September 30, 2019	$28.67	368,009	2.4	$6
Exercisable, September 30, 2019	$28.59	365,829	2.4	$6

In conjunction with the exercise of SARs granted, the Company made payments of $3 million, $3 million and $4 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

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

A summary of the status of the Company’s nonvested restricted stock awards at September 30, 2019, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Nonvested, September 30, 2018	$45.14	5,001,517
Granted	33.88	2,384,747
Vested	41.23	(3,139,142)
Forfeited	37.83	(914,046)
Nonvested, September 30, 2019	$35.98	3,333,076

At September 30, 2019, the Company had approximately $72 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted for continuing operations. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The fair value of each PSU is estimated on the date of grant with the use of a Monte Carlo simulation that uses the assumptions noted in the following table. The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2019, 2018 and 2017, the expected volatility is based on the historical volatility of the Company's stock since October 2016 blended with the historical volatility of certain peer companies' stock prior to October 2016 over the most recent three-year period as of the grant date.

	Year Ended September 30,
	2019	2018	2017
Risk-free interest rate	2.76%	1.92%	1.40%
Expected volatility of the Company’s stock	22.90%	21.70%	21.00%

A summary of the status of the Company’s nonvested PSUs at September 30, 2019, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Nonvested, September 30, 2018	$41.07	1,412,290
Granted	36.28	595,594
Forfeited	37.89	(182,365)
Nonvested, September 30, 2019	$39.82	1,825,519

At September 30, 2019, the Company had approximately $31 million of total unrecognized compensation cost related to nonvested performance-based share unit awards granted for continuing operations. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2019	2018	2017
Income Available to Ordinary Shareholders
Income from continuing operations	$1,100	$1,175	$672
Income from discontinued operations	4,574	987	939
Basic and diluted income available to shareholders	$5,674	$2,162	$1,611

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	870.2	925.7	935.3
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	4.1	6.0	9.3
Diluted weighted average shares outstanding	874.3	931.7	944.6

Antidilutive Securities
Options to purchase shares	1.4	1.5	0.2

14.    EQUITY AND NONCONTROLLING INTERESTS

Dividends

The authority to declare and pay dividends is vested in the Board of Directors. The timing, declaration and payment of future dividends to holders of the Company's ordinary shares is determined by the Company's Board of Directors and depends upon many factors, including the Company's financial condition and results of operations, the capital requirements of the Company's businesses, industry practice and any other relevant factors.

Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of "distributable reserves." The creation of distributable reserves was accomplished by way of a capital reduction, which the Irish High Court approved on December 18, 2014 and as acquired in conjunction with the Merger.

Share Repurchase Program

In November 2018, the Company's Board of Directors approved a $1 billion increase to its existing share repurchase authorization. In March 2019, the Company's Board of Directors approved an additional $8.5 billion increase to its existing share repurchase authorization, subject to the completion of the previously announced sale of the Company's Power Solutions business, which closed on April 30, 2019. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

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

In addition to the equity tender offer described above, during fiscal year 2019, the Company repurchased and retired approximately $1,948 million of its ordinary shares. As of September 30, 2019, approximately $4.6 billion remains available under the share repurchase program. During fiscal years 2018 and 2017, the Company repurchased approximately $300 million and $651 million of its ordinary shares, respectively.

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2016	$24,118	$972	$25,090
Total comprehensive income (loss):
Net income	1,611	164	1,775
Foreign currency translation adjustments	108	(18)	90
Realized and unrealized gains (losses) on derivatives	(14)	1	(13)
Realized and unrealized gains on marketable securities	5	—	5
Other comprehensive income (loss)	99	(17)	82
Comprehensive income	1,710	147	1,857
Other changes in equity:
Cash dividends - ordinary shares ($1.00 per share)	(938)	—	(938)
Dividends attributable to noncontrolling interests	—	(56)	(56)
Repurchases of ordinary shares	(651)	—	(651)
Change in noncontrolling interest share	—	(5)	(5)
Spin-off of Adient	(4,038)	(138)	(4,176)
Other, including options exercised	246	—	246
At September 30, 2017	20,447	920	21,367
Total comprehensive income (loss):
Net income	2,162	186	2,348
Foreign currency translation adjustments	(458)	(22)	(480)
Realized and unrealized losses on derivatives	(19)	(1)	(20)
Realized and unrealized gains on marketable securities	4	—	4
Other comprehensive loss	(473)	(23)	(496)
Comprehensive income	1,689	163	1,852
Other changes in equity:
Cash dividends - ordinary shares ($1.04 per share)	(968)	—	(968)
Dividends attributable to noncontrolling interests	—	(43)	(43)
Repurchases of ordinary shares	(300)	—	(300)
Change in noncontrolling interest share	—	23	23
Adoption of ASU 2016-09	179	—	179
Reclassification from redeemable noncontrolling interest	—	231	231
Other, including options exercised	117	—	117
At September 30, 2018	21,164	1,294	22,458
Total comprehensive income (loss):
Net income	5,674	213	5,887
Foreign currency translation adjustments	(325)	(17)	(342)
Realized and unrealized gains (losses) on derivatives	7	(1)	6
Pension and postretirement plans	(6)	—	(6)
Other comprehensive loss	(324)	(18)	(342)
Comprehensive income	5,350	195	5,545
Other changes in equity:
Cash dividends - ordinary shares ($1.04 per share)	(887)	—	(887)
Dividends attributable to noncontrolling interests	—	(132)	(132)
Repurchases and retirements of ordinary shares	(5,983)	—	(5,983)
Divestiture of Power Solutions	483	(295)	188
Adoption of ASC 606	(45)	—	(45)
Adoption of ASU 2016-16	(546)	—	(546)
Other, including options exercised	230	1	231
At September 30, 2019	$19,766	$1,063	$20,829

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

The Company consolidates certain subsidiaries in which the noncontrolling interest party has within their control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value. As of September 30, 2019 and 2018, the Company does not have any subsidiaries for which the noncontrolling interest party has within their control the right to require the Company to redeem any portion of its interests.

The following schedules present changes in the redeemable noncontrolling interests (in millions):

	Year Ended September 30, 2018	Year Ended September 30, 2017
Beginning balance, September 30	$211	$234
Net income	35	44
Foreign currency translation adjustments	(3)	13
Realized and unrealized losses on derivatives	(9)	(1)
Dividends	(3)	(43)
Reclassification to noncontrolling interest	(231)	—
Spin-off of Adient	—	(36)
Ending balance, September 30	$—	$211

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30, 2019	Year Ended September 30, 2018	Year Ended September 30, 2017

Foreign currency translation adjustments
Balance at beginning of period	$(939)	$(481)	$(1,152)
Divestiture of Power Solutions	479	—	—
Aggregate adjustment for the period (net of tax effect of $0, $(3) and $1) *	(325)	(458)	108
Adient spin-off impact (net of tax effect of $0)	—	—	563
Balance at end of period	(785)	(939)	(481)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(13)	6	4
Divestiture of Power Solutions (net of tax effect of $1, $0 and $0)	4	—	—
Current period changes in fair value (net of tax effect of $(1), $(4) and $4)	(1)	(8)	9
Reclassification to income (net of tax effect of $2, $(5) and $(10)) **	8	(11)	(23)
Adient spin-off impact (net of tax effect of $0, $0 and $6)	—	—	16
Balance at end of period	(2)	(13)	6

Realize and unrealized gains (losses) on marketable securities
Balance at beginning of period	8	4	(1)
Adoption of ASU 2016-01 ***	(8)	—	—
Current period changes in fair value (net of tax effect of $0, $1 and $1)	—	5	5
Reclassification to income (net of tax effect of $0, $(1) and $0) ****	—	(1)	—
Balance at end of period	—	8	4

Pension and postretirement plans
Balance at beginning of period	(2)	(2)	(4)
Other changes (net of tax effect of $0)	(6)	—	—
Adient spin-off impact (net of tax effect of $0)	—	—	2
Balance at end of period	(8)	(2)	(2)

Accumulated other comprehensive loss, end of period	$(795)	$(946)	$(473)

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

**** During fiscal 2018, the Company sold certain marketable common stock for approximately $3 million. As a result, the Company recorded $2 million of realized gains within selling, general and administrative expenses.

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

For pension plans with accumulated benefit obligations ("ABO") that exceed plan assets for continuing and discontinued operations, the projected benefit obligation ("PBO"), ABO and fair value of plan assets of those plans were $5,450 million, $5,388 million and $4,484 million, respectively, as of September 30, 2019 and $5,166 million, $5,072 million and $4,525 million, respectively, as of September 30, 2018.

In fiscal 2019, total employer contributions for continuing operations to the defined benefit pension plans were $50 million, none of which were voluntary contributions made by the Company. The Company expects to contribute approximately $50 million in cash to its defined benefit pension plans in fiscal 2020. Projected benefit payments from the plans as of September 30, 2019 are estimated as follows (in millions):

2020	$311
2021	289
2022	294
2023	297
2024	303
2025-2029	1,487

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

In fiscal 2019, total employer contributions for continuing operations to the postretirement plans were $3 million. The Company expects to contribute approximately $4 million in cash to its postretirement plans in fiscal 2020 for continuing operations. Projected benefit payments from the plans as of September 30, 2019 are estimated as follows (in millions):

2020	$17
2021	16
2022	16
2023	16
2024	15
2025-2029	58

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") for employers sponsoring postretirement care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D.1. Under the Act, the Medicare subsidy amount is received directly by the plan sponsor and not the related plan. Further, the plan sponsor is not required to use the subsidy amount to fund postretirement benefits and may use the subsidy for any valid business purpose. Projected subsidy receipts are estimated to be less than $1 million per year over the next ten years.

Defined Contribution Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on predetermined percentages of compensation earned by the employee and/or will match a percentage of the employee contributions up to certain limits. Defined contribution plan contributions charged to expense for continuing and discontinued operations amounted to $198 million, $205 million and $190 million for the fiscal years ended 2019, 2018 and 2017, respectively.

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

The Company participates in approximately 285 multiemployer benefit plans, none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2019, 2018 and 2017 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $69 million, $68 million and $67 million to multiemployer benefit plans in fiscal 2019, 2018 and 2017, respectively.

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

The Company’s plan assets at September 30, 2019 and 2018, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$55	$24	$31	$—

Equity Securities
Large-Cap	276	276	—	—
Small-Cap	232	232	—	—
International - Developed	266	233	33	—
International - Emerging	52	42	10	—

Fixed Income Securities
Government	332	47	285	—
Corporate/Other	1,266	1,266	—	—

Real Estate	55	55	—	—

Total Investments in the Fair Value Hierarchy	2,534	$2,175	$359	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	202

Total Plan Assets	$2,736

Non-U.S. Pension

Cash and Cash Equivalents	$174	$174	$—	$—

Equity Securities
Large-Cap	214	23	191	—
International - Developed	289	54	235	—
International - Emerging	12	1	11	—

Fixed Income Securities
Government	778	69	709	—
Corporate/Other	517	289	228	—

Hedge Fund	69	—	69	—

Real Estate	31	31	—	—

Total Investments in the Fair Value Hierarchy	2,084	$641	$1,443	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	14

Total Plan Assets	$2,098

Postretirement

Cash and Cash Equivalents	$6	$6	$—	$—

Equity Securities
Large-Cap	22	—	22	—
Small-Cap	8	—	8	—
International - Developed	19	—	19	—
International - Emerging	9	—	9	—

Fixed Income Securities
Government	20	—	20	—
Corporate/Other	55	—	55	—

Commodities	13	—	13	—

Real Estate	11	—	11	—

Total Plan Assets	$163	$6	$157	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$23	$2	$21	$—

Equity Securities
Large-Cap	430	309	121	—
Small-Cap	282	282	—	—
International - Developed	411	365	46	—
International - Emerging	94	80	14	—

Fixed Income Securities
Government	333	307	26	—
Corporate/Other	1,183	1,119	64	—

Total Investments in the Fair Value Hierarchy	2,756	$2,464	$292	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	290

Total Plan Assets	$3,046

Non-U.S. Pension

Cash and Cash Equivalents	$44	$43	$1	$—

Equity Securities
Large-Cap	235	24	211	—
International - Developed	319	59	260	—
International - Emerging	15	1	14	—

Fixed Income Securities
Government	830	80	750	—
Corporate/Other	545	301	244	—

Hedge Fund	82	—	82	—

Real Estate	26	26	—	—

Total Investments in the Fair Value Hierarchy	2,096	$534	$1,562	$—

Investments Measured at Net Asset Value, as Practical Expedient:
Real Estate Investments Measured at Net Asset Value*	21

Total Plan Assets	$2,117

Postretirement

Cash and Cash Equivalents	$13	$13	$—	$—

Equity Securities
Large-Cap	26	—	26	—
Small-Cap	8	—	8	—
International - Developed	20	—	20	—
International - Emerging	9	—	9	—

Fixed Income Securities
Government	20	—	20	—
Corporate/Other	55	—	55	—

Commodities	14	—	14	—

Real Estate	9	—	9	—

Total Plan Assets	$174	$13	$161	$—

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

There were no Level 3 assets as of September 30, 2019 or 2018 or any Level 3 asset activity during fiscal 2019 or 2018.

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2019	2018	2019	2018	2019	2018

Accumulated Benefit Obligation	$3,115	$3,154	$2,549	$2,444	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	3,191	3,419	2,542	2,721	196	214
Service cost	8	15	22	23	1	2
Interest cost	108	105	54	57	6	7
Plan participant contributions	—	—	2	2	6	6
Power Solutions divestiture	(390)	—	(86)	—	(9)	—
Other divestitures	—	—	(8)	—	—	—
Actuarial (gain) loss	441	(70)	337	(67)	15	1
Amendments made during the year	—	—	26	—	(19)	(8)
Benefits and settlements paid	(243)	(278)	(126)	(130)	(23)	(24)
Estimated subsidy received	—	—	—	—	1	1
Curtailment	—	—	—	(2)	—	—
Other	—	—	(2)	(4)	—	(1)
Currency translation adjustment	—	—	(109)	(58)	—	(2)

Projected benefit obligation at end of year	$3,115	$3,191	$2,652	$2,542	$174	$196

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,046	$3,165	$2,117	$2,181	$174	$177
Actual return on plan assets	266	152	203	69	7	6
Power Solutions divestiture	(371)	—	(45)	—	(4)	—
Other divestitures	—	—	(4)	—	—	—
Employer and employee contributions	38	7	50	48	9	15
Benefits paid	(136)	(153)	(76)	(88)	(23)	(24)
Settlement payments	(107)	(125)	(50)	(42)	—	—
Other	—	—	(2)	(2)	—	—
Currency translation adjustment	—	—	(95)	(49)	—	—

Fair value of plan assets at end of year	$2,736	$3,046	$2,098	$2,117	$163	$174

Funded status	$(379)	$(145)	$(554)	$(425)	$(11)	$(22)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$30	$63	$25	$26	$66	$61
Accrued benefit liability	(409)	(156)	(579)	(409)	(77)	(83)
Accrued benefit liability - discontinued operations	—	(52)	—	(42)	—	—

Net amount recognized	$(379)	$(145)	$(554)	$(425)	$(11)	$(22)

Weighted Average Assumptions (1)
Discount rate (2)	2.95%	4.10%	1.50%	2.45%	2.90%	3.80%
Rate of compensation increase	NA	3.50%	2.80%	2.95%	NA	NA

(1)	Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2019 and 2018.

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

Accumulated Other Comprehensive Income

The amounts in AOCI on the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at September 30, 2019 and 2018 related to pension and postretirement benefits are $6 million and less than $1 million, respectively.

The amounts in AOCI expected to be recognized as components of net periodic benefit cost (credit) over the next fiscal year related to pension and postretirement benefits are not significant.

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit costs, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of Net Periodic Benefit Cost (Credit):
Service cost	$8	$15	$18	$22	$23	$32	$1	$2	$2
Interest cost	108	105	113	54	57	48	6	7	6
Expected return on plan assets	(199)	(229)	(229)	(105)	(114)	(92)	(9)	(10)	(10)
Net actuarial (gain) loss	361	7	(220)	236	(22)	(195)	17	5	(5)
Curtailment gain	—	—	—	—	(2)	(19)	—	—	—
Settlement (gain) loss	13	—	(16)	4	—	(1)	—	—	—

Net periodic benefit cost (credit)	291	(102)	(334)	211	(58)	(227)	15	4	(7)
Net periodic benefit (cost) credit related to discontinued operations	(2)	(5)	26	—	(7)	7	—	(2)	2

Net periodic benefit cost (credit) included in continuing operations	$289	$(107)	$(308)	$211	$(65)	$(220)	$15	$2	$(5)

Expense Assumptions:
Discount rate	4.10%	3.80%	3.70%	2.45%	2.40%	1.90%	3.80%	3.70%	3.30%
Expected return on plan assets	7.10%	7.50%	7.50%	5.20%	5.35%	4.60%	5.65%	5.65%	5.60%
Rate of compensation increase	3.50%	3.20%	3.20%	2.95%	2.90%	2.65%	NA	NA	NA

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

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$209	$42	$12	$—	$263
Utilized—cash	(45)	—	(2)	—	(47)
Utilized—noncash	—	(42)	—	—	(42)
Balance at September 30, 2018	$164	$—	$10	$—	$174
Utilized—cash	(61)	—	(6)	—	(67)
Utilized—noncash	—	—	—	(1)	(1)
Transfer to liabilities held for sale	(4)	—	—	—	(4)
Balance at September 30, 2019	$99	$—	$4	$(1)	$102

In fiscal 2017, the Company committed to a significant restructuring plan (2017 Plan) and recorded $347 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $166 million related to Corporate, $74 million related to the Building Solutions EMEA/LA segment, $59 million related to the Building Solutions North America segment, $32 million related to the Global Products segment and $16 million related to the Building Solutions Asia Pacific segment. The restructuring actions are expected to be substantially complete in fiscal 2020.

Additionally, the Company recorded $20 million of restructuring and impairment costs related to Power Solutions in fiscal 2017. This is reported within discontinued operations.

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$276	$77	$14	$—	$367
Utilized—cash	(75)	—	—	—	(75)
Utilized—noncash	—	(77)	(1)	—	(78)
Adjustment to restructuring reserves	25	—	—	—	25
Balance at September 30, 2017	$226	$—	$13	$—	$239
Utilized—cash	(152)	—	(6)	—	(158)
Utilized—noncash	—	—	—	(1)	(1)
Balance at September 30, 2018	$74	$—	$7	$(1)	$80
Utilized—cash	(11)	—	(2)	—	(13)
Utilized—noncash	—	—	—	(3)	(3)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Balance at September 30, 2019	$60	$—	$5	$(4)	$61

In fiscal 2016, the Company committed to a significant restructuring plan (2016 Plan) and recorded $222 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures, asset impairments and change-in-control payments. Of the restructuring and impairment costs recorded, $161 million related to Corporate, $44 million related to the Global Products segment and $17 million related to the Building Solutions EMEA/LA segment. The restructuring actions are substantially complete, and final payments are expected to be made in fiscal 2020. Included in the reserve is $56 million of committed restructuring actions taken by Tyco for liabilities assumed as part of the Tyco acquisition.

Additionally, the Company recorded $398 million of restructuring and impairment costs within discontinued operations related to Adient and Power Solutions in fiscal 2016. This is reported within discontinued operations.

The following table summarizes the changes in the Company’s 2016 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original Reserve	$368	$190	$62	$—	$620
Acquired Tyco restructuring reserves	78	—	—	—	78
Utilized—cash	(32)	—	—	—	(32)
Utilized—noncash	—	(190)	(32)	1	(221)
Balance at September 30, 2016	$414	$—	$30	$1	$445
Adient spin-off impact	(194)	—	(22)	—	(216)
Utilized—cash	(86)	—	(2)	—	(88)
Utilized—noncash	—	—	—	1	1
Adjustment to restructuring reserves	(25)	—	—	—	(25)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Adjustment to acquired Tyco restructuring reserves	(22)	—	—	—	(22)
Balance at September 30, 2017	$84	$—	$6	$2	$92
Utilized—cash	(17)	—	(2)	—	(19)
Balance at September 30, 2018	$67	$—	$4	$2	$73
Utilized—cash	(37)	—	(4)	—	(41)
Balance at September 30, 2019	$30	$—	$—	$2	$32

The Company's fiscal 2018, 2017 and 2016 restructuring plans included workforce reductions of approximately 11,300 employees (9,100 for the Building Technologies & Solutions business and 2,200 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2019, approximately 6,200 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included twelve plant closures in the Building Technologies & Solutions business. As of September 30, 2019, eleven of the twelve plants have been closed.

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

In fiscal 2019, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with the plans to dispose of a business within its Global Products segment that met the criteria to be classified as held for sale. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company recorded an impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in fiscal 2019 to write down the carrying value of the assets held for sale to fair value less any costs to sell. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In fiscal 2018, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2018. As a result, the Company reviewed the long-lived assets for impairment and recorded $36 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $31 million related to the Global Products segment and $5 million related to Corporate assets. In addition, the Company recorded $6 million of asset impairments within discontinued operations related to the Power Solutions segment in fiscal 2018. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In fiscal 2017, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2017. As a result, the Company reviewed the long-lived assets for impairment and recorded $70 million of asset impairment charges within restructuring and impairment costs on the consolidated statements of income. Of the total impairment charges, $30 million related to the Building Solutions North America segment, $20 million related to the Global Products segment, $19 million related to Corporate assets and $1 million related to the Building Solutions Asia Pacific segment. In addition, the Company recorded $7 million of asset impairments within discontinued operations related to the Power Solutions segment in fiscal 2017. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured, depending on the asset, under either an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At September 30, 2019, 2018 and 2017, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, "Summary of Significant Accounting Policies," and Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for discussion of the Company’s goodwill impairment testing.

18.    INCOME TAXES

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Tax expense at Ireland statutory rate	$132	$193	$144
U.S. state income tax, net of federal benefit	15	15	8
Income subject to the U.S. federal tax rate	(110)	39	(311)
Income subject to rates different than the statutory rate	38	(201)	185
Reserve and valuation allowance adjustments	(284)	31	(164)
Impact of acquisitions and divestitures	—	16	475
U.S. Tax Reform discrete items	—	108	—
Restructuring and impairment costs	(24)	(4)	(15)
Income tax provision (benefit)	$(233)	$197	$322

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. The effective rate for continuing operations is below the statutory rate of 12.5% for fiscal 2019 primarily due to tax audit reserve adjustments, the income tax effects of mark-to-market adjustments, a tax indemnification reserve release, the tax benefits of an asset held for sale impairment charge and continuing global tax planning initiatives, partially offset by valuation allowance adjustments as a result of tax law changes, a discrete tax charge related to newly enacted regulations related to U.S. Tax Reform and tax rate differentials. The effective rate for continuing operations is above the statutory rate of 12.5% for fiscal 2018 primarily due to the discrete net impacts of U.S. Tax Reform, the final income tax effects of the completed divestiture of the Scott Safety business, and valuation allowance adjustments, partially offset by tax audit closures, tax benefits due to changes in entity tax status, the benefits of continuing global tax planning initiatives and tax rate differentials. The effective rate is above the statutory rate of 12.5% for fiscal 2017 primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the divestiture of the Scott Safety business, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the jurisdictional mix of significant restructuring and impairment costs, Tyco Merger transaction and integration costs, purchase accounting adjustments, tax audit closures, a tax benefit due to changes in entity tax status and the benefits of continuing global tax planning initiatives.

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

In the fourth quarter of fiscal 2019, the Company performed an analysis related to the realizablility of its worldwide deferred tax assets. As a result, and after considering feasible tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within the U.S., Belgium, Japan and the United Kingdom would not be realized, and it is more likely than not that certain deferred tax assets of the U.S. and France will be realized. The valuation allowance adjustments resulted in an immaterial net impact to income tax expense for the three-month period ended September 30, 2019.

In the first quarter of fiscal 2019, as a result of changes to U.S. tax law, the Company recorded a discrete tax charge of $76 million related to valuation allowances on certain U.S. deferred tax assets.

In the fourth quarter of fiscal 2018, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering feasible tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within Germany would not be realized. Therefore, the Company recorded $56 million of valuation allowances as income tax expense in the three-month period ended September 30, 2018.

In the fourth quarter of fiscal 2017, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily in Canada, China and Mexico would not be able to be realized, and it was more likely than not that certain deferred tax assets in Germany would be realized. Therefore, the Company recorded $27 million of net valuation allowances as income tax expense in the three-month period ended September 30, 2017.

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

At September 30, 2019, the Company had gross tax effected unrecognized tax benefits for continuing operations of $2,451 million of which $2,121 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2019 was approximately $181 million (net of tax benefit).

At September 30, 2018, the Company had gross tax effected unrecognized tax benefits for continuing operations of $2,358 million of which $2,225 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2018 was approximately $119 million (net of tax benefit).

At September 30, 2017, the Company had gross tax effected unrecognized tax benefits for continuing operations of $2,161 million of which $2,034 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2017 was approximately $99 million (net of tax benefit).

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Beginning balance, October 1	$2,358	$2,161	$1,694
Additions for tax positions related to the current year	433	435	613
Additions for tax positions of prior years	347	7	116
Reductions for tax positions of prior years	(88)	(201)	(44)
Settlements with taxing authorities	—	(19)	(95)
Statute closings and audit resolutions	(599)	(25)	(264)
Acquisition of business	—	—	141
Ending balance, September 30	$2,451	$2,358	$2,161

During fiscal 2019, the Company settled tax examinations impacting fiscal years 2015 to 2016 and adjusted various tax audit reserves which resulted in a $586 million net benefit to income tax expense in the fourth quarter. In the third quarter of fiscal 2019, the Company recorded a discrete charge related to newly enacted regulations related to U.S. Tax Reform and a discrete charge related to non-U.S. tax examinations which impacted the Company’s reserves for uncertain tax positions resulting in a $226 million net charge to income tax expense.

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

The Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2017
China	2008 - 2018
Germany	2007 - 2016
Japan	2015 - 2018
Spain	2015
United Kingdom	2012 - 2015

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

In the third quarter of fiscal 2019, the Company released a $226 million tax indemnification reserve, which was recorded within selling, general and administrative expenses in the consolidated statements of income. Refer to Note 21, "Guarantees," of the notes to consolidated financial statements for further information regarding the reserve release. The reserve release generated no income tax expense.

During fiscal 2019, 2018, and 2017, the Company recorded transaction and integration costs for continuing operations of $317 million, $226 million and $427 million, respectively. These costs generated tax benefits of $35 million, $27 million and $69 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

During fiscal 2019, 2018 and 2017, the Company recorded mark-to-market gains (losses) of $(618) million, $24 million and $384 million, respectively. These gains (losses) generated tax expense (benefit) of $(130) million, $1 million and $113 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

In the fourth quarter of fiscal 2018, the Company recorded a tax benefit of $139 million due to changes in entity tax status.

In the first quarter of fiscal 2018, the Company completed the sale of its Scott Safety business to 3M Company. In connection with the sale, the Company recorded a pre-tax gain of $114 million and income tax expense of $30 million. In addition, during fiscal 2017, the Company recorded a discrete non-cash tax charge of $490 million related to establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries of the Scott Safety business. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for additional information.

During fiscal 2018 and 2017, the Company incurred significant charges for restructuring and impairment costs for continuing operations of $255 million and $347 million, respectively. Refer to Note 16, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. These costs generated tax benefits of $36 million and $58 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

In the third quarter of fiscal 2017, the Company recorded a discrete tax benefit of $75 million due to changes in entity tax status.

In the first quarter of fiscal 2017, the Company recorded a discrete tax benefit of $101 million due to changes in entity tax status.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On September 28, 2018 the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which was subsequently approved by the Swiss electorate on May 19, 2019. During the fourth quarter of fiscal 2019, the Swiss Federal Council enacted TRAF which becomes effective for the Company on January 1, 2020. The impacts of the federal enactment did not have a material impact to the Company’s financial statements. TRAF also provides for parameters which enable the Swiss cantons to adjust tax rates and establish new regulations for companies. As of September 30, 2019, the canton of Schaffhausen had not concluded its public referendum; however, the enactment did take place in October 2019. The Company is still evaluating the impact on the deferred tax assets in the canton of Schaffhausen and the revaluation of these assets could have a noncash impact of less than $100 million to the Company’s financial statements.

On December 22, 2017, the “Tax Cuts and Jobs Act” (H.R. 1) was enacted and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system and various base erosion minimum tax provisions.

In connection with the Company’s analysis of the impact of the U.S. tax law changes, the Company recorded a provisional net tax charge of $108 million during fiscal 2018 consistent with guidance prescribed by Staff Accounting Bulletin 118. This provisional net tax charge arises from a benefit of $108 million due to the remeasurement of U.S. deferred tax assets and liabilities, offset by the Company’s tax charge relating to the one-time transition tax on deemed repatriated earnings, inclusive of all relevant taxes, of $216 million. The Company’s estimated benefit of the remeasurement of U.S. deferred tax assets and liabilities increased from $101 million as of December 31, 2017 to $108 million as of September 30, 2018 due to calculation refinement of the Company’s estimated impact. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% or the blended fiscal 2018 rate of 24.5%. The Company’s tax charge for transition tax decreased from $305 million as of December 31, 2017 to $216 million as of September 30, 2018 due to further analysis of the Company’s post-1986 non-U.S. earnings and profits (“E&P”) previously deferred from U.S. federal taxation and refinement of the estimated impact of tax law changes. During fiscal 2019, the Company completed its analysis of all enactment-date income tax effects of the U.S. tax law change with no further adjustment to the provisional amounts recorded as of September 30, 2018.

During the fiscal years ended 2019, 2018 and 2017, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Continuing Operations

Components of the provision (benefit) for income taxes on continuing operations were as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Current
U.S. federal	$(1,025)	$476	$(286)
U.S. state	(33)	26	(18)
Non-U.S.	213	434	53
	(845)	936	(251)
Deferred
U.S. federal	412	(372)	523
U.S. state	84	(10)	33
Non-U.S.	116	(357)	17
	612	(739)	573

Income tax provision (benefit)	$(233)	$197	$322

Consolidated U.S. income (loss) from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2019, 2018 and 2017 was income (loss) of $(259) million, $261 million and $335 million, respectively. Consolidated non-U.S. income from continuing operations before income taxes and noncontrolling interests for the fiscal years ended September 30, 2019, 2018 and 2017 was income of $1,315 million, $1,285 million and $816 million, respectively.

Continuing operations income taxes paid for the fiscal years ended September 30, 2019, 2018 and 2017 were $377 million, $81 million and $497 million, respectively. At September 30, 2019 and 2018, the Company recorded within the continuing operations consolidated statements of financial position in other current assets approximately $1,069 million and $257 million, respectively, of income tax assets. At September 30, 2019 and 2018, the Company recorded within the continuing operations consolidated statements of financial position in other current liabilities approximately $159 million and $336 million, respectively, of accrued income tax liabilities.

The Company has not provided U.S. or non-U.S. income taxes on approximately $20.1 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc. The Company is indefinitely reinvested in these basis differences. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reduced, it is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2019	2018
Other noncurrent assets	552	1,265
Other noncurrent liabilities	(588)	(727)

Net deferred tax asset (liability)	$(36)	$538

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2019	2018
Deferred tax assets
Accrued expenses and reserves	$437	$458
Employee and retiree benefits	265	178
Net operating loss and other credit carryforwards	5,664	6,350
Research and development	106	93
	6,472	7,079
Valuation allowances	(5,068)	(5,088)
	1,404	1,991
Deferred tax liabilities
Property, plant and equipment	139	179
Subsidiaries, joint ventures and partnerships	499	283
Intangible assets	759	915
Other, net	43	76
	1,440	1,453

Net deferred tax asset (liability)	$(36)	$538

At September 30, 2019, the Company had available net operating loss carryforwards of approximately $23.3 billion, of which $13.8 billion will expire at various dates between 2020 and 2039, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2019 of $35 million which will expire in 2029. The valuation allowance, generally, is for loss and credit carryforwards for which realization is uncertain because it is unlikely that the losses and/or credits will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

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

During the first quarter of fiscal 2019, the Company determined that the Power Solutions business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Net Sales

Building Solutions North America	$9,031	$8,679	$8,341
Building Solutions EMEA/LA	3,655	3,696	3,595
Building Solutions Asia Pacific	2,658	2,553	2,444
Global Products	8,624	8,472	8,455
Total net sales	$23,968	$23,400	$22,835

	Year Ended September 30,
	2019	2018	2017
Segment EBITA

Building Solutions North America (1)	$1,153	$1,109	$1,039
Building Solutions EMEA/LA (2)	368	344	290
Building Solutions Asia Pacific (3)	341	347	323
Global Products (4)	1,179	1,338	1,179
Total segment EBITA	$3,041	$3,138	$2,831

Amortization of intangible assets	(377)	(376)	(481)
Corporate expenses (5)	(405)	(584)	(770)
Net financing charges	(350)	(401)	(466)
Restructuring and impairment costs	(235)	(255)	(347)
Net mark-to-market adjustments	(618)	24	384

Income from continuing operations before income taxes	$1,056	$1,546	$1,151

	September 30,
	2019	2018	2017
Assets
Building Technologies & Solutions (6)
Building Solutions North America (7)	$15,562	$15,384	$15,228
Building Solutions EMEA/LA (8)	4,786	4,997	4,885
Building Solutions Asia Pacific (9)	2,657	2,743	2,575
Global Products (10)	13,945	14,261	14,018
	36,950	37,385	36,706
Assets held for sale	158	8,203	10,725
Unallocated	5,179	3,209	4,453

Total	$42,287	$48,797	$51,884

	Year Ended September 30,
	2019	2018	2017
Depreciation/Amortization
Building Technologies & Solutions
Building Solutions North America	$233	$236	$272
Building Solutions EMEA/LA	112	110	140
Building Solutions Asia Pacific	23	28	37
Global Products	396	390	410
	764	764	859
Corporate	61	60	60
Continuing Operations	825	824	919
Discontinued Operations	32	261	269

Total	$857	$1,085	$1,188

	Year Ended September 30,
	2019	2018	2017
Capital Expenditures
Building Technologies & Solutions
Building Solutions North America	$119	$114	$107
Building Solutions EMEA/LA	93	73	98
Building Solutions Asia Pacific	26	26	27
Global Products	310	307	421
	548	520	653
Corporate	38	125	107
Continuing Operations	586	645	760
Discontinued Operations	197	385	583

Total	$783	$1,030	$1,343

(1)	Building Solutions North America segment EBITA for the year ended September 30, 2018 and 2017 excludes $20 million and $59 million, respectively, of restructuring and impairment costs.

(2)
Building Solutions EMEA/LA segment EBITA for the years ended September 30, 2018 and 2017 excludes $56 million and $74 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2019, 2018 and 2017, EMEA/LA segment EBITA includes $12 million, $1 million and $5 million, respectively, of equity income.

(3)
Building Solutions Asia Pacific segment EBITA for the year ended September 30, 2018 and 2017 excludes $16 million and $16 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2019, 2018 and 2017, Asia Pacific segment EBITA includes $1 million, $1 million and $1 million, respectively, of equity income.

(4)
Global Products segment EBITA for the years ended September 30, 2019, 2018 and 2017 excludes $235 million, $113 million and $32 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2019, 2018 and 2017, Global Products segment EBITA includes $179 million, $175 million and $151 million, respectively, of equity income.

(5)	Corporate expenses for the years ended September 30, 2018 and 2017 excludes $50 million and $166 million, respectively, of restructuring and impairment costs.

(6)
Current year and prior year amounts exclude assets held for sale. Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's disposal groups classified as held for sale.

(7)	Buildings Solutions North America assets as of September 30, 2019, 2018 and 2017 include $8 million, $8 million and $8 million, respectively, of investments in partially-owned affiliates.

(8)	Building Solutions EMEA/LA assets as of September 30, 2019, 2018 and 2017 include $109 million, $99 million and $107 million, respectively, of investments in partially-owned affiliates.

(9)	Building Solutions Asia Pacific assets as of September 30, 2019 and 2018 include $6 million and $1 million, respectively, of investments in partially-owned affiliates.

(10)	Global Products assets as of September 30, 2019, 2018 and 2017 include $730 million, $740 million and $629 million, respectively, of investments in partially-owned affiliates.

In fiscal years 2019, 2018 and 2017 no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Net Sales
United States	$11,773	$11,306	$11,353
China	1,424	1,480	1,448
Japan	1,943	1,903	1,816
Germany	629	616	576
United Kingdom	1,042	1,075	872
Taiwan	612	661	625
Other foreign	4,625	4,423	4,222
Other European countries	1,920	1,936	1,923

Total	$23,968	$23,400	$22,835

Long-Lived Assets (Year-end)
United States	$1,824	$1,879	$1,824
China	326	332	171
Japan	228	209	180
Germany	20	19	19
United Kingdom	77	73	109
Taiwan	141	154	169
Other foreign	568	464	595
Other European countries	164	170	274

Total	$3,348	$3,300	$3,341

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of net property, plant and equipment.

20.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2019 and 2018. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2019, 2018 and 2017.

The following table presents summarized financial data for the Company’s nonconsolidated partially-owned affiliates. The amounts included in the table below represent 100% of the results of continuing operations of such nonconsolidated partially-owned affiliates accounted for under the equity method.

Summarized balance sheet data as of September 30, 2019 and 2018 is as follows (in millions):

	September 30,
	2019	2018
Current assets	$2,941	$3,134
Noncurrent assets	1,020	804
Total assets	$3,961	$3,938

Current liabilities	$2,135	$2,111
Noncurrent liabilities	157	150
Noncontrolling interests	67	39
Shareholders’ equity	1,602	1,638
Total liabilities and shareholders’ equity	$3,961	$3,938

Summarized income statement data for the years ended September 30, 2019, 2018 and 2017 is as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Net sales	$3,882	$3,974	$3,113
Gross profit	1,070	1,049	855
Net income	411	390	347
Income attributable to noncontrolling interests	13	10	11
Net income attributable to the entity	398	380	336

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

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the fiscal years ended September 30, 2019 and 2018 were as follows (in millions):

	Year Ended September 30,
	2019	2018
Balance at beginning of period	$315	$323
Accruals for warranties issued during the period	110	128
Accruals from acquisitions and divestitures	1	—
Accruals related to pre-existing warranties (including changes in estimates)	(39)	(14)
Settlements made (in cash or in kind) during the period	(101)	(120)
Currency translation	(1)	(2)
Balance at end of period	$285	$315

As a result of the Tyco merger in the fourth quarter of fiscal 2016, the Company recorded, as part of the acquired liabilities of Tyco, $290 million of post sale contingent tax indemnification liabilities. The liabilities are recorded at fair value and relate to certain tax related matters borne by the buyer of previously divested subsidiaries of Tyco which Tyco has indemnified certain parties and the amounts are probable of being paid. At September 30, 2018, the Company recorded liabilities of $255 million, of which $235 million was related to prior divested businesses and the remainder relates to Tyco’s tax sharing agreements from its 2007 and 2012 spin-off transactions. These are certain guarantees or indemnifications extended among Tyco, Medtronic, TE Connectivity, ADT and Pentair in accordance with the terms of the 2007 and 2012 separation and tax sharing agreements. In fiscal 2019, the majority of tax indemnification liabilities were resolved including a $226 million release as a result of changes to the likelihood of payments due to the expiration of certain statute of limitations.

22.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2019, reserves for environmental liabilities for continuing operations totaled $159 million, of which $52 million was recorded within other current liabilities and $107 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $37 million at September 30, 2018, of which $10 million was recorded within other current liabilities and $27 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

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

During the third quarter of 2019, the Company increased its environmental reserves which included $140 million related to remediation efforts to be undertaken to address contamination relating to fire-fighting foams containing PFAS compounds at or near the FTC, as well as the continued remediation of arsenic and other contaminants at the Tyco Fire Products Stanton Street manufacturing facility also located in Marinette, Wisconsin (the “Stanton Street Facility”). The Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

A substantial portion of the increased reserves relates to remediation resulting from the use of fire-fighting foams containing PFAS at the FTC. The use of fire-fighting foams at the FTC was primarily for training and testing purposes in order to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports or elsewhere. The reserve was recorded in the quarter ended June 30, 2019 following a comprehensive review by independent environmental consultants related to the presence of PFAS at or near the FTC, as well as remediation discussions with the WDNR.

On June 21, 2019, the WDNR announced that it had received from the Wisconsin Department of Health Services (“WDHS”) a recommendation for groundwater quality standards as to, among other compounds, PFOA and PFOS. The WDHS recommended a groundwater enforcement standard for PFOA and PFOS of 20 parts per trillion. On August 22, 2019, the Governor of Wisconsin issued an executive order that, among other things, directed the WDNR to create a PFAS Coordinating Council and to work with other Wisconsin agencies (including WDHS) to establish final groundwater quality standards based on the WDHS’s prior recommendation.

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. Tyco Fire Products voluntarily responded to the WDNR’s letter to request additional necessary information. On October 16, 2019, the WDNR issued a “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. regarding the WDNR’s July 3, 2019 letter. The letter stated that “if you fail to take the actions required by Wis. Stat. § 292.11 to address this contamination, the DNR will move forward under Wis. Stat. § 292.31 to implement the SI workplan and evaluate further environmental enforcement actions and cost recovery under Wis. Stat. § 292.31(8).” The WDNR issued a further letter regarding the issue on November 4, 2019. Tyco Fire Products and Johnson Controls, Inc. believe that they have complied with all applicable environmental laws and regulations. The Company cannot predict what regulatory or enforcement actions, if any, might result from the WDNR’s actions, or the consequences of any such actions.

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

Potential environmental liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At September 30, 2019 and 2018, the Company recorded conditional asset retirement obligations for continuing operations of $30 million and $29 million, respectively.

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

As of September 30, 2019, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $141 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $507 million, of which $50 million was recorded in other current liabilities and $457 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $366 million, of which $46 million was recorded in other current assets and $320 million was recorded in other noncurrent assets. Assets included $16 million of cash and $273 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2019 was $77 million. As of September 30, 2018, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $173 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $550 million, of which $55 million was recorded in other current liabilities and $495 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $377 million, of which $33 million was recorded in other current assets and $344 million was recorded in other noncurrent assets. Assets included $6 million of cash and $281 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2018 was $90 million.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2019 and 2018, the insurable liabilities totaled $379 million and $417 million, respectively, of which $99 million and $95 million was recorded within other current liabilities, $22 million and $22 million was recorded within accrued compensation and benefits, and $258 million and $300 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at September 30, 2019 was $23 million, of which $5 million was recorded within other current assets and $18 million was recorded within other noncurrent assets. The amount of such receivables recorded at September 30, 2018 was $26 million, of which $6 million was recorded within other current assets and $20 million was recorded within other noncurrent assets, respectively. The Company maintains captive insurance companies to manage its insurable liabilities.

Aqueous Film-Forming Foam ("AFFF") Litigation

Two of our subsidiaries, Chemguard and Tyco Fire Products, have been named, along with other defendant manufacturers, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the "DOD") and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products manufactured by defendants contain or break down into the chemicals PFOS and PFOA and/or other PFAS compounds and that the use of these products by others at various airbases, airports and other sites resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports, airbases and other sites. PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued binding regulatory limits, but has stated that it will propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019. While those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.

Plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, diminution in property values, investigation and remediation costs, and natural resources damages, and also seek punitive damages and injunctive relief to address remediation of the alleged contamination.

In September 2018, the Company filed a Petition for Multidistrict Litigation with the United States Judicial Panel on Multidistrict Litigation (“JPML”) seeking to consolidate all existing and future federal cases into one jurisdiction. On December 7, 2018, the JPML issued an order transferring various AFFF cases to a multi-district litigation (“MDL”) before the United States District Court for the District of South Carolina. Additional cases have been identified for transfer to the MDL.

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 24 putative class actions in federal and state courts in Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, Washington New Hampshire, Guam, and Michigan. Each of these cases has been transferred to the MDL. The following putative class actions were filed since the beginning of fiscal year 2019:

•	Grubb v. The 3M Company et al., filed October 30, 2018 in the United States District Court, District of Delaware.

•	County of Dutchess v. The 3M Company et al., filed October 12, 2018 in the United States District Court, Southern District of New York.

•	Battisti et al. v. The 3M Company et al., filed December 20, 2018 in the United States District Court, Middle District of Florida.

•	Jackson et al. v. The 3M Company et al., filed February 5, 2019 in the United States District Court, Western District of Washington.

•	Smith et al. v. The 3M Company et al., filed May 24, 2019 in the United States District Court, District of New Hampshire.

•	Cadrette et al. v. The 3M Company et al., filed May 24, 2019 in the United States District Court, Eastern District of Michigan.

•	Aguon et al. v. The 3M Company et al., filed October 3, 2019, in the United States District Court, District of Guam.

AFFF Individual or Mass Actions

There are approximately 61 individual or “mass” actions pending in federal court in Colorado (41 cases), New York (4 cases), Pennsylvania (11 cases), New Mexico (2 cases) and South Carolina (3 cases) against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York, 15 plaintiffs in Pennsylvania, two plaintiffs in New Mexico, one plaintiff in New Hampshire, and two plaintiffs in Louisiana. These matters have been transferred to or directly-filed in the MDL. The Company is also on notice of approximately 660 other possible individual product liability claims by filings made in Pennsylvania state court, but complaints have not been filed in those matters, but the Company anticipates that they soon will be.

AFFF Municipal Cases

Chemguard and Tyco Fire Products are also defendants in 31 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Arizona, California, Colorado, Florida, Massachusetts, New Jersey, New York, Maryland, Ohio, Pennsylvania, and South Carolina. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property. All of these cases have been transferred to the MDL. The following municipal actions were filed since the beginning of fiscal year 2019:

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

•	Atlantic City Municipal Utilities Authority v. The 3M Company et al., filed April 10, 2019 in the United States District Court, District of New Jersey.

•	Town of Vienna v. The 3M Company et al., filed March 30, 2019 in the United States District Court, District of Maryland.

•	New York American Water Company, Inc. v. The 3M Company et al., filed April 11, 2019 in the United States District Court, Eastern District of New York.

•	City of Fairbanks v. The 3M Company et al., filed April 26, 2019 in the United States District Court, District of Alaska.

•	County of Westchester v. The 3M Company et al., filed May 24, 2019 in the United States District Court, Southern District of New York.

•	Diane Hebrank et al. v. City of Newburgh v. The 3M Company et al., third-party complaint filed June 10, 2019, in the Supreme Court of New York, Orange County.

•	California-American Water v. The 3M Company et al., direct-filed on June 21, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	City of Sioux Falls v. The 3M Company et al., direct-filed on June 26, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Sioux Falls Regional Airport Authority v. The 3M Company et al., direct-filed on June 28, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Warminster Township Municipal Authority v. The 3M Company et al., direct-filed on August 30, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Warrington Township v. The 3M Company et al., direct-filed on August 30, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Horsham Water and Sewer Authority v. The 3M Company et al., direct-filed on August 30, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Security Water District and Pike Peak Community Foundation v. United States et al., filed on March 5, 2019, in the United States District Court, District of Colorado.

•	Bakman Water Co. v. The 3M Company et al., direct-filed on September 30, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	California Water Service Co. v. The 3M Company et al., direct-filed on October 14, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Town of Ayer v. The 3M Company et al., direct-filed on November 4, 2019 in the MDL pending in the United States District Court, District of South Carolina.

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

In February 2019, the State of New York filed a second lawsuit in New York state court (State of New York v. The 3M Company et al., (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at additional locations across New York. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL. In July 2019, the State of New York filed a third lawsuit in New York state court (State of New York v. The 3M Company et al., (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at further additional locations across New York. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL. In November 2019, the State of New York filed a fourth lawsuit in New York state court (State of New York v. The 3M Company et al., (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at further additional locations across New York. This suit has not been served yet.

In January 2019, the State of Ohio filed a lawsuit in Ohio state court (State of Ohio v. The 3M Company et al., No. G-4801-CI-021804752-000 (Court of Common Pleas of Lucas County, Ohio)) against a number of manufacturers, including affiliates of the Company, with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various specified and unspecified locations across Ohio. The lawsuit seeks to recover costs and natural resource damages associated with the contamination. This lawsuit has been removed to the United States District Court for the Northern District of Ohio and transferred to the MDL.

In addition, in May and June 2019, three other states filed lawsuits in their respective state courts against a number of manufacturers, including affiliates of the Company, with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various specified and unspecified locations across their jurisdictions (State of New Hampshire v. The 3M Company et al.; State of Vermont v. The 3M Company et al.; State of New Jersey v. The 3M Company et al.). All three of these suits have been removed to federal court and transferred to the MDL.

In September 2019, the government of Guam filed a lawsuit in the superior court of Guam against a number of manufacturers, including affiliates of the Company, with respect to PFOS and POA contamination allegedly resulting from the use of firefighting foams at various locations within its jurisdiction. This complaint has been removed to federal court and transferred to the MDL.

AFFF Matters Related to the Tyco Fire Products Fire Technology Center in Marinette, Wisconsin

Tyco Fire Products and Chemguard are defendants in one lawsuit in Marinette County, Wisconsin alleging damages due to the historical use of AFFF products at Tyco’s Fire Technology Center in Marinette, Wisconsin. The putative class action, Joan & Richard Campbell for themselves and on behalf of other similarly situated v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) alleges PFAS (including PFOA/PFOS) contaminated groundwater migrated off Tyco’s property and into residential drinking water wells causing both personal injuries and property damage to the plaintiffs; Tyco and Chemguard removed this case to the United States District Court for the Eastern District of Wisconsin and it has been transferred to the MDL. A second lawsuit, Duane and Janell Goldsmith individually and on behalf of H.G. and K.G v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) was also filed by a family alleging personal injuries due to contaminated groundwater; this case has been dismissed without prejudice.

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

Under the previously announced Stock and Asset Purchase Agreement dated November 13, 2018 between the Company and the Purchaser, the Company has agreed to indemnify the Purchaser for any damages that could arise from this litigation. The German court litigation is currently stayed as the parties continue to work towards a resolution of the matter.

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

The net sales to and purchases from related parties included in the consolidated statements of income were $217 million and $66 million, respectively, for fiscal 2019; $220 million and $63 million, respectively, for fiscal 2018; and $226 million and $61 million, respectively, for fiscal 2017.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position (in millions):

	September 30,
	2019	2018

Receivable from related parties	$34	$36
Payable to related parties	6	18

JOHNSON CONTROLS INTERNATIONAL PLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2019	2018	2017

Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$169	$172	$168
Provision charged to costs and expenses	37	14	25
Accounts charged off, net of recoveries	(21)	(17)	(41)
Acquisition (divestiture) of businesses	(10)	—	18
Currency translation	(2)	—	2
Balance at end of period	$173	$169	$172

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$5,088	$3,735	$3,290
Allowance provision for new operating and other loss carryforwards	195	1,639	550
Allowance provision benefits	(215)	(286)	(158)
Acquisition of businesses	—	—	53
Balance at end of period	$5,068	$5,088	$3,735

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2019, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2019 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2019) for its annual meeting to be held on March 4, 2020, are incorporated by reference in this Form 10-K.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of stockholders to be held on March 4, 2020 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company  - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, and “Committees of the Board - Audit Committee” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

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

The following table provides information about the Company's equity compensation plans as of September 30, 2019:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	12,369,749	$35.07	34,144,013
Equity compensation plans not approved by shareholders	—	—	—
Total	12,369,749	$35.07	34,144,013

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Brian J. Stief
Brian J. Stief
Vice Chairman and Chief Financial Officer

Date:	November 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 21, 2019, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ George R. Oliver George R. Oliver Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Brian J. Stief Brian J. Stief Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ Robert M. VanHimbergen Robert M. VanHimbergen Vice President and Corporate Controller (Principal Accounting Officer)	/s/ Jean Blackwell Jean Blackwell Director

/s/ Pierre Cohade Pierre Cohade Director	/s/ Mike Daniels Mike Daniels Director

/s/ Juan Pablo del Valle Perochena Juan Pablo del Valle Perochena Director	/s/ Roy Dunbar Roy Dunbar Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty Director	/s/ Simone Menne Simone Menne Director

/s/ Jürgen Tinggren Jürgen Tinggren Director	/s/ Mark P. Vergnano Mark P. Vergnano Director

/s/ David Yost David Yost Director	/s/ John D. Young John D. Young Director

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

10.2
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

10.4
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

10.7
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.8
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Johnson Controls International plc (formerly Tyco International Ltd.) and The ADT Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.9
Form of Deed of Indemnification between Johnson Controls International plc (formerly Tyco International plc) and certain of its directors and officers (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

10.10
Form of Indemnification Agreement between Tyco Fire & Security (US) Management, Inc. and certain directors and officers of Johnson Controls International plc (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

10.11
Tyco International plc 2004 Share and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 17, 2014) (Commission File No. 1-13836)**

10.12
Johnson Controls International plc 2012 Share and Incentive Plan, amended and restated as of March 8, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 4, 2017)**

10.13	Johnson Controls International plc 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)**

10.14	Johnson Controls International plc 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)**

10.15
Johnson Controls International plc Severance and Change in Control Policy for Officers, Amended and Restated December 7, 2017 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 11, 2017)**

10.16
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)**

10.17
Johnson Controls International plc Senior Executive Deferred Compensation Plan effective as of January 1, 2018 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 19, 2017)**

10.18
Johnson Controls International plc Retirement Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)**

10.19
Tyco Supplemental Savings and Retirement Plan as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.20
Johnson Controls International plc Executive Compensation Incentive Recoupment Policy effective September 2, 2016 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.21
Letter Agreement between Johnson Controls International plc and George R. Oliver dated December 8, 2017 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2017).**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.22
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing December 6, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed February 1, 2019)**

10.23
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan commencing December 6, 2018 applicable to Mr. Stief (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed February 1, 2019)**

10.24	Form of Option/SAR Award for Executive Officers (filed herewith)**

10.25
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

10.26
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 applicable to Messrs. Oliver and Stief (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

10.27
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.28
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 applicable to Messrs. Molinaroli, Oliver and Stief (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q filed on February 8, 2017)**

10.29
Terms of Unit Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.30
Terms of PSU Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.31
Terms of RSU Award under the Johnson Controls International plc 2012 Share and Incentive Plan for Brian J. Stief dated September 14, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.32
Letter Agreement dated as of September 14, 2017 between Johnson Controls International plc and Brian J. Stief (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 15, 2017)**

10.33
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 13, 2015)**

10.34
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2015 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 2014 filed on November 14, 2014) (Commission File No. 1-13836)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.35
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on for the year ended September 27, 2013 filed on November 14, 2013) (Commission File No. 1-13836)**

10.36
Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2012 Share and Incentive Plan for use beginning in 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)**

10.37
Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2012 Share and Incentive Plan for use in 2019 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2019)**

10.38
Form of stock option or stock appreciation right award agreement for Johnson Controls, Inc. 2007 Stock Option Plan effective September 20, 2011 (incorporated by reference to Exhibit 10.V to Johnson Controls, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011 filed on November 22, 2011) (Commission File No. 1-5097)**

10.39
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097)**

10.40
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097)**

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

101
Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements (filed herewith)

*
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