Form 10-Q
period 2019-12-31
Johnson Controls International plc
filed 2020-01-31
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
Commission File Number: 001-13836

JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6
(Address of principal executive offices and postal code)

(353)	21-423-5000	Not Applicable
(Registrant’s telephone number)		(Former name, former address and former fiscal year, if changed since last report)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange
5.000% Senior Notes due 2020	JCI20A	New York Stock Exchange
0.000% Senior Notes due 2020	JCI20B	New York Stock Exchange
4.25% Senior Notes due 2021	JCI21B	New York Stock Exchange
3.750% Senior Notes due 2021	JCI21C	New York Stock Exchange
4.625% Notes due 2023	JCI23	New York Stock Exchange
1.000% Senior Notes due 2023	JCI23A	New York Stock Exchange
3.625% Senior Notes due 2024	JCI24A	New York Stock Exchange
1.375% Notes due 2025	JCI25A	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange
6.000% Notes due 2036	JCI36A	New York Stock Exchange
5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
5.125% Notes due 2045	JCI45B	New York Stock Exchange
6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2019
Ordinary Shares, $0.01 par value per share	764,047,226

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Financial Position at December 31, 2019 and September 30, 2019	3

Consolidated Statements of Income for the Three Month Periods Ended December 31, 2019 and 2018	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Month Periods Ended December 31, 2019 and 2018	5

Consolidated Statements of Cash Flows for the Three Month Periods Ended December 31, 2019 and 2018	6

Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the Three Month Periods Ended December 31, 2019 and 2018	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

Part II. Other Information

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6. Exhibits	51

Signatures	52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	December 31, 2019	September 30, 2019
Assets

Cash and cash equivalents	$2,160	$2,805
Accounts receivable - net	5,612	5,770
Inventories	1,953	1,814
Assets held for sale	87	98
Other current assets	1,508	1,906
Current assets	11,320	12,393

Property, plant and equipment - net	3,341	3,348
Goodwill	18,351	18,178
Other intangible assets - net	5,610	5,632
Investments in partially-owned affiliates	865	853
Noncurrent assets held for sale	46	60
Other noncurrent assets	2,980	1,823
Total assets	$42,513	$42,287

Liabilities and Equity

Short-term debt	$20	$10
Current portion of long-term debt	1,342	501
Accounts payable	3,336	3,582
Accrued compensation and benefits	844	953
Deferred revenue	1,495	1,407
Liabilities held for sale	44	44
Other current liabilities	2,611	2,573
Current liabilities	9,692	9,070

Long-term debt	5,920	6,708
Pension and postretirement benefits	1,013	1,044
Other noncurrent liabilities	5,457	4,636
Long-term liabilities	12,390	12,388

Commitments and contingencies (Note 21)

Ordinary shares, $0.01 par value	8	8
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,116)	(1,086)
Capital in excess of par value	16,848	16,812
Retained earnings	4,129	4,827
Accumulated other comprehensive loss	(540)	(795)
Shareholders’ equity attributable to Johnson Controls	19,329	19,766
Noncontrolling interests	1,102	1,063
Total equity	20,431	20,829
Total liabilities and equity	$42,513	$42,287

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2019	2018
Net sales
Products and systems	$4,036	$3,922
Services	1,540	1,542
	5,576	5,464
Cost of sales
Products and systems	2,866	2,824
Services	907	915
	3,773	3,739

Gross profit	1,803	1,725

Selling, general and administrative expenses	(1,427)	(1,438)
Restructuring and impairment costs	(111)	—
Net financing charges	(52)	(85)
Equity income	43	42

Income from continuing operations before income taxes	256	244

Income tax provision	65	108

Income from continuing operations	191	136

Income from discontinued operations, net of tax (Note 4)	—	263

Net income	191	399

Income from continuing operations attributable to noncontrolling interests	32	29

Income from discontinued operations attributable to noncontrolling interests	—	15

Net income attributable to Johnson Controls	$159	$355

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$159	$107
Income from discontinued operations	—	248
Net income	$159	$355

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.21	$0.12
Discontinued operations	—	0.27
Net income	$0.21	$0.39

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.21	$0.12
Discontinued operations	—	0.27
Net income *	$0.21	$0.38

*	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended December 31,
	2019	2018

Net income	$191	$399

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	261	(118)
Realized and unrealized gains on derivatives	7	2
Pension and postretirement plans	(1)	—

Other comprehensive income (loss)	267	(116)

Total comprehensive income	458	283

Comprehensive income attributable to noncontrolling interests	44	54

Comprehensive income attributable to Johnson Controls	$414	$229

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2019	2018
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$159	$107
Income from continuing operations attributable to noncontrolling interests	32	29
Net income from continuing operations	191	136
Adjustments to reconcile net income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	207	211
Pension and postretirement benefit income	(40)	(29)
Pension and postretirement contributions	(12)	(21)
Equity in earnings of partially-owned affiliates, net of dividends received	8	(36)
Deferred income taxes	(3)	43
Noncash restructuring and impairment charges	54	—
Equity-based compensation	23	18
Other - net	(7)	10
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	237	146
Inventories	(114)	(222)
Other assets	(92)	(63)
Restructuring reserves	33	(25)
Accounts payable and accrued liabilities	(498)	(226)
Accrued income taxes	524	(21)
Cash provided (used) by operating activities from continuing operations	511	(79)

Investing Activities of Continuing Operations
Capital expenditures	(126)	(153)
Sale of property, plant and equipment	1	2
Acquisition of businesses, net of cash acquired	(48)	(13)
Business divestitures, net of cash divested	—	6
Proceeds for equity swap	—	7
Changes in long-term investments	—	15
Cash used by investing activities from continuing operations	(173)	(136)

Financing Activities of Continuing Operations
Increase in short-term debt - net	10	1,014
Debt financing costs	(4)	—
Stock repurchases and retirements	(651)	(467)
Payment of cash dividends	(203)	(240)
Proceeds from the exercise of stock options	21	13
Employee equity-based compensation withholding taxes	(20)	(21)
Dividends paid to noncontrolling interests	(5)	(43)
Other - net	2	—
Cash provided (used) by financing activities from continuing operations	(850)	256

Discontinued Operations
Cash provided (used) by operating activities	(194)	193
Cash used by investing activities	—	(66)
Cash used by financing activities	—	(11)
Cash provided (used) by discontinued operations	(194)	116
Effect of exchange rate changes on cash, cash equivalents and restricted cash	57	(43)
Change in cash held for sale	—	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	(649)	112
Cash, cash equivalents and restricted cash at beginning of period	2,821	200
Cash, cash equivalents and restricted cash at end of period	2,172	312
Less: Restricted cash	12	20
Cash and cash equivalents at end of period	$2,160	$292

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders
(in millions, except per share data; unaudited)

	Three Months Ended December 31, 2018
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2018	$21,164	$10	$16,549	$6,604	$(1,053)	$(946)
Comprehensive income (loss)	229	—	—	355	—	(126)
Cash dividends Ordinary ($0.26 per share)	(240)	—	—	(240)	—	—
Repurchases of ordinary shares	(467)	—	—	—	(467)	—
Adoption of ASC 606	(45)	—	—	(45)	—	—
Adoption of ASU 2016-01	—	—	—	8	—	(8)
Adoption of ASU 2016-16	(546)	—	—	(546)	—	—
Other, including options exercised	7	—	30	—	(23)	—
At December 31, 2018	$20,102	$10	$16,579	$6,136	$(1,543)	$(1,080)

	Three Months Ended December 31, 2019
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2019	$19,766	$8	$16,812	$4,827	$(1,086)	$(795)
Comprehensive income	414	—	—	159	—	255
Cash dividends Ordinary ($0.26 per share)	(201)	—	—	(201)	—	—
Repurchases and retirements of ordinary shares	(651)	—	—	(651)	—	—
Adoption of ASC 842	(5)	—	—	(5)	—	—
Other, including options exercised	6	—	36	—	(30)	—
At December 31, 2019	$19,329	$8	$16,848	$4,129	$(1,116)	$(540)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

1.	Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 21, 2019. The results of operations for the three month period ended December 31, 2019 are not necessarily indicative of results for the Company’s 2020 fiscal year because of seasonal and other factors.

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

Restricted Cash

At December 31, 2019 and September 30, 2019, the Company held restricted cash of approximately $12 million and $16 million, respectively, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

2.	New Accounting Standards

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. The Company adopted Topic 842 and the related amendments using a modified-retrospective approach as of October 1, 2019 and applied the new guidance to all leases through a cumulative-effect adjustment to beginning retained earnings. The comparative periods have not been recast and continue to be reported under the previous lease accounting guidance. The Company has elected to apply the package of transitional practical expedients, under which the Company did not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. The adoption of the new guidance resulted in recognition of a right-of-use asset and related lease liabilities of $1.1 billion, with an immaterial impact to retained earnings. Refer to Note 6, “Leases,” for additional lease disclosures.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

3.	Acquisitions and Divestitures

During the first quarter of fiscal 2020, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $54 million, of which $48 million was paid as of December 31, 2019. In connection with the acquisitions, the Company recorded goodwill of $17 million within the Global Products segment and $12 million within the Building Solutions EMEA/LA segment.

During the first quarter of fiscal 2019, the Company completed an acquisition for a purchase price of $13 million, all of which was paid as of December 31, 2018. In connection with the acquisition, the Company recorded goodwill of $9 million within the Global Products segment.

During the first quarter of fiscal 2019, the Company completed certain divestitures within the Global Products business. The combined selling price was $6 million, all of which was received as of December 31, 2018.

Acquisitions and divestitures were not material to the Company's consolidated financial statements in either the first quarter of fiscal 2020 or 2019.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

The following table summarizes the results of Power Solutions reclassified as discontinued operations for the three month period ended December 31, 2018 (in millions).

Three Months Ended December 31,
2018

Net sales	$2,427

Income from discontinued operations before income taxes	390
Provision for income taxes on discontinued operations	(127)
Income from discontinued operations attributable to noncontrolling interests, net of tax	(15)
Income from discontinued operations	$248

For the three months ended December 31, 2018, income from discontinued operations before income taxes included transaction costs of $28 million and a favorable impact of $32 million for ceasing depreciation and amortization expense as the business was held for sale.

For the three months ended December 31, 2018, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the planned divestiture of the business and tax rate differentials.

Assets and Liabilities Held for Sale

During the third quarter of fiscal 2019, the Company determined that a business within its Global Products segment met the criteria to be classified as held for sale. The assets and liabilities of this business are presented as held for sale in the consolidated statements of financial position as of December 31, 2019 and September 30, 2019. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company has recorded total impairment charges of $250 million within restructuring and impairment costs in the consolidated statements of income to write down the carrying value of the assets held for sale to fair value less any costs to sell. Of the $250 million total impairment charges, $235 million was recorded during the third quarter of fiscal 2019, and $15 million was recorded during the first quarter of fiscal 2020. Refer to Note 18, "Impairment of Long-Lived Assets" of the notes to consolidated financial statements for further information regarding the impairment charges. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The business did not meet the criteria to be classified as a discontinued operation as the divestiture of the business will not have a major effect on the Company's operations and financial results.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

5.	Revenue Recognition

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by products and systems versus services revenue for the three months ended December 31, 2019 and 2018 (in millions):

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,356	$811	$2,167	$1,321	$795	$2,116
Building Solutions EMEA/LA	457	471	928	417	490	907
Building Solutions Asia Pacific	371	258	629	356	257	613
Global Products	1,852	—	1,852	1,828	—	1,828

Total	$4,036	$1,540	$5,576	$3,922	$1,542	$5,464

The following table presents further disaggregation of Global Products segment revenues by product type for the three months ended December 31, 2019 and 2018 (in millions):

	Three Months Ended December 31,
	2019	2018
Building management systems	$300	$281
HVAC & refrigeration equipment	1,285	1,285
Specialty products	267	262
Total	$1,852	$1,828

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	December 31, 2019	September 30, 2019
Contract assets - current	Accounts receivable - net	$1,465	$1,389
Contract assets - noncurrent	Other noncurrent assets	99	90
Contract liabilities - current	Deferred revenue	(1,495)	(1,407)
Contract liabilities - noncurrent	Other noncurrent liabilities	(119)	(117)
Total		$(50)	$(45)

For the three months ended December 31, 2019 and December 31, 2018, the Company recognized revenue of $686 million and $712 million, respectively, that was included in the beginning of period contract liability balance.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $14.7 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

As of December 31, 2019, the Company recorded the costs to obtain or fulfill a contract of $236 million, of which $127 million is recorded within other current assets and $109 million is recorded within other noncurrent assets in the consolidated statements of financial position. As of September 30, 2019, the Company recorded the costs to obtain or fulfill a contract of $212 million, of which $110 million is recorded within other current assets and $102 million is recorded within other noncurrent assets in the consolidated statements of financial position.

During the three months ended December 31, 2019 and 2018, the Company recognized amortization expense of $26 million and $35 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three months ended December 31, 2019 and 2018.

6.	Leases

Lessee arrangements

The Company leases certain administrative, production and other facilities, fleet vehicles, information technology equipment and other equipment under arrangements that are accounted for as operating leases. The Company determines whether an arrangement contains a lease at contract inception based on whether the arrangement involves the use of a physically distinct identified asset and whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset throughout the period as well as the right to direct the use of the asset.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and the corresponding lease liabilities are recognized at commencement date based on the present value of lease payments for all leases with terms longer than twelve months. As the majority of the Company's leases do not provide an implicit interest rate, to determine the present value of lease payments, the Company uses its incremental borrowing rate based on information available on the lease commencement date and uses the implicit rate when readily determinable. The Company determines its incremental borrowing rate based on

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

a comparable market yield curve consistent with the Company's credit rating, term of the lease and relative economic environment. The Company has elected to combine lease and non-lease components for its leases.

Most leases contain options to renew or terminate the lease. Right-of-use assets and lease liabilities reflect only the options which the Company is reasonably certain to exercise. Lease expense is recognized on a straight-line basis over the lease term.

The Company has certain real estate leases that contain variable lease payments which are based on changes in the Consumer Price Index (CPI). Additionally, the Company’s leases generally require it to pay for fuel, maintenance, repair, insurance and taxes. These payments are not included in the right-of-use asset or lease liability and are expensed as incurred.

The following table presents the Company’s lease costs for the three months ended December 31, 2019 (in millions):

Three Months Ended December 31,
2019
Operating lease cost	$99
Variable lease cost	40
Total lease costs	$139

The following table presents supplemental consolidated statement of financial position information as of December 31, 2019 (in millions):

	Location of lease balances	December 31, 2019
Operating lease right-of-use assets	Other noncurrent assets	$1,091
Operating lease liabilities - current	Other current liabilities	322
Operating lease liabilities - noncurrent	Other noncurrent liabilities	790

Weighted-average remaining lease term		6 years
Weighted-average discount rate		2.3%

The following table presents supplemental cash flow information related to operating leases for the three months ended December 31, 2019 (in millions):

Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$97
Noncash operating lease activity:
Right-of-use assets obtained in exchange for operating lease liabilities	74

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

The following table presents maturities of operating lease liabilities as of December 31, 2019 (in millions):

December 31, 2019
2020 (9 months)	$264
2021	304
2022	217
2023	126
2024	85
After 2024	192
Total operating lease payments	1,188
Less interest	(76)
Present value of lease payments	$1,112

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 and accounted for under the previous lease accounting guidance, future minimum operating lease payments for long-term noncancellable operating leases as of September 30, 2019 were as follows (in millions):

September 30, 2019
2020	$352
2021	287
2022	200
2023	111
2024	71
After 2024	172
Total minimum lease payments	$1,193

Lessor arrangements

The Company's monitoring services and maintenance agreements within its electronic security business that include the subscriber system assets for which the Company retains ownership contain both lease and nonlease components. The Company has elected the practical expedient to combine lease and nonlease components for these arrangements where the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately. The Company has concluded that in these arrangements the nonlease components are the predominant characteristic and as a result, the combined component is accounted for under the revenue guidance.

7.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2019	September 30, 2019

Raw materials and supplies	$637	$588
Work-in-process	167	176
Finished goods	1,149	1,050
Inventories	$1,953	$1,814

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended December 31, 2019 were as follows (in millions):

		Business Acquisitions	Currency Translation and Other
	September 30,			December 31,
	2019			2019

Building Solutions North America	$9,588	$—	$12	$9,600
Building Solutions EMEA/LA	1,849	12	67	1,928
Building Solutions Asia Pacific	1,194	—	36	1,230
Global Products	5,547	17	29	5,593
Total	$18,178	$29	$144	$18,351

At September 30, 2019, accumulated goodwill impairment charges included $47 million related to the Building Solutions EMEA/LA - Latin America reporting unit.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	December 31, 2019			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology	$1,328	$(403)	$925	$1,307	$(370)	$937
Customer relationships	2,754	(817)	1,937	2,722	(759)	1,963
Miscellaneous	585	(231)	354	584	(224)	360
Total amortized intangible assets	4,667	(1,451)	3,216	4,613	(1,353)	3,260
Unamortized intangible assets
Trademarks/trade names	2,304	—	2,304	2,282	—	2,282
Miscellaneous	90	—	90	90	—	90
	2,394	—	2,394	2,372	—	2,372
Total intangible assets	$7,061	$(1,451)	$5,610	$6,985	$(1,353)	$5,632

Amortization of other intangible assets included within continuing operations for the three month periods ended December 31, 2019 and 2018 was $96 million and $97 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2021, 2022, 2023, 2024 and 2025 will be approximately $394 million, $390 million, $379 million, $368 million and $344 million per year, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to restructuring plans as necessary.

In fiscal 2020, the Company committed to a significant restructuring plan ("2020 Plan") and recorded $111 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related primarily to cost reduction initiatives. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $87 million related to the Global Products segment, $10 million related to the Building Solutions Asia Pacific segment, $8 million related to the Building Solutions North America segment and $6 million related to the Building Solutions EMEA/LA segment. The restructuring actions are expected to be substantially complete in fiscal 2020.

The following table summarizes the changes in the Company’s 2020 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$54	$54	$3	$111
Utilized—cash	(8)	—	—	(8)
Utilized—noncash	—	(54)	—	(54)
Balance at December 31, 2019	$46	$—	$3	$49

In fiscal 2018, the Company committed to a significant restructuring plan ("2018 Plan") and recorded $255 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $113 million related to the Global Products segment, $56 million related to the Building Solutions EMEA/LA segment, $50 million related to Corporate, $20 million related to the Building Solutions North America segment and $16 million related to the Building Solutions Asia Pacific segment. The restructuring actions are expected to be substantially complete in 2020.

Additionally, the Company recorded $8 million of restructuring and impairment costs related to Power Solutions in fiscal 2018. This is reported within discontinued operations.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

The following table summarizes the changes in the Company’s 2018 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$209	$42	$12	$—	$263
Utilized—cash	(45)	—	(2)	—	(47)
Utilized—noncash	—	(42)	—	—	(42)
Balance at September 30, 2018	$164	$—	$10	$—	$174
Utilized—cash	(61)	—	(6)	—	(67)
Utilized—noncash	—	—	—	(1)	(1)
Transfer to liabilities held for sale	(4)	—	—	—	(4)
Balance at September 30, 2019	$99	$—	$4	$(1)	$102
Utilized—cash	(5)	—	—	—	(5)
Utilized—noncash	—	—	—	2	2
Adoption of ASC 842[1]	—	—	(4)	—	(4)
Balance at December 31, 2019	$94	$—	$—	$1	$95

1Represents liability for facility closings recorded as an offset to right-of-use asset upon adoption of ASC 842.

In fiscal 2017, the Company committed to a significant restructuring plan ("2017 Plan") and recorded $347 million of restructuring and impairment costs for continuing operations in the consolidated statements of income. This was the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. The restructuring actions related to cost reduction initiatives in the Company’s Building Technologies & Solutions businesses and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $166 million related to Corporate, $74 million related to the Building Solutions EMEA/LA segment, $59 million related to the Building Solutions North America segment, $32 million related to the Global Products segment and $16 million related to the Building Solutions Asia Pacific segment. The restructuring actions are expected to be substantially complete in fiscal 2020.

Additionally, the Company recorded $20 million of restructuring and impairment costs related to Power Solutions in fiscal 2017. This is reported within discontinued operations.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$276	$77	$14	$—	$367
Utilized—cash	(75)	—	—	—	(75)
Utilized—noncash	—	(77)	(1)	—	(78)
Adjustment to restructuring reserves	25	—	—	—	25
Balance at September 30, 2017	$226	$—	$13	$—	$239
Utilized—cash	(152)	—	(6)	—	(158)
Utilized—noncash	—	—	—	(1)	(1)
Balance at September 30, 2018	$74	$—	$7	$(1)	$80
Utilized—cash	(11)	—	(2)	—	(13)
Utilized—noncash	—	—	—	(3)	(3)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Balance at September 30, 2019	$60	$—	$5	$(4)	$61
Utilized—cash	(10)	—	—	—	(10)
Adoption of ASC 842[1]	—	—	(5)	—	(5)
Balance at December 31, 2019	$50	$—	$—	$(4)	$46

1Represents liability for facility closings recorded as an offset to right-of-use asset upon adoption of ASC 842.

The Company's fiscal 2020, 2018 and 2017 restructuring plans included workforce reductions of approximately 11,200 employees (9,000 for the Building Technologies & Solutions business and 2,200 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2019, approximately 8,100 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included nine plant closures in the Building Technologies & Solutions business. As of December 31, 2019, eight of the nine plants have been closed.

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
December 31, 2019
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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2019, the Company's effective tax rate for continuing operations was 25% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended December 31, 2018, the Company's effective tax rate for continuing operations was 44% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments as a result of tax law changes and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2019, the Company had gross tax effected unrecognized tax benefits of $2,451 million, of which $2,121 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2019 was approximately $181 million (net of tax benefit). The interest and penalties accrued during the three months ended December 31, 2019 were approximately $20 million (net of tax benefit). Interest and penalties accrued during the three months ended December 31, 2018 were immaterial. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company is currently under exam in the following major jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2018
China	2008 - 2016
Germany	2007 - 2016
Japan	2015 - 2018
Luxembourg	2016
United Kingdom	2012 - 2015

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

Impacts of Tax Legislation

In the first quarter of fiscal 2020, the Company recorded a noncash discrete tax charge of $30 million due to the remeasurement of deferred tax assets and liabilities related to Switzerland and the canton of Schaffhausen. On September 28, 2018, the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which was subsequently approved by the Swiss electorate on May 19, 2019. During the fourth quarter of fiscal 2019, the Swiss Federal Council enacted TRAF which becomes effective for the Company on January 1, 2020. The impacts of the federal enactment did not have a material impact to the Company’s financial statements. TRAF also provides for parameters which enable the Swiss cantons to adjust tax rates and establish new regulations for companies. As of September 30, 2019, the canton of Schaffhausen had not concluded its public referendum; however, the enactment did occur during the first quarter of fiscal 2020.

During the three months ended December 31, 2019 and 2018, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Other Tax Matters

In the first quarter of fiscal 2020, the Company recorded $111 million of significant restructuring and impairment costs. Refer to Note 9, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The restructuring costs generated a $16 million tax benefit, which reflects the Company’s current tax position in the impacted jurisdictions.

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended December 31,
	2019	2018

Interest cost	$18	$25
Expected return on plan assets	(44)	(46)
Net periodic benefit credit	$(26)	$(21)

	Non-U.S. Pension Plans
	Three Months Ended December 31,
	2019	2018

Service cost	$6	$5
Interest cost	9	14
Expected return on plan assets	(27)	(27)
Net periodic benefit credit	$(12)	$(8)

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

	Postretirement Benefits
	Three Months Ended December 31,
	2019	2018

Interest cost	$1	$2
Expected return on plan assets	(2)	(2)
Amortization of prior service credit	(1)	—
Net periodic benefit credit	$(2)	$—

12.	Debt and Financing Arrangements

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three months ended December 31, 2019 and 2018 contained the following components (in millions):

	Three Months Ended December 31,
	2019	2018

Interest expense, net of capitalized interest costs	$62	$91
Banking fees and bond cost amortization	5	6
Interest income	(13)	(7)
Net foreign exchange results for financing activities	(2)	(5)
Net financing charges	$52	$85

In December 2019, the Company entered into a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2020.  As of December 31, 2019, there were no draws on the facilities.

In December 2019, the Company terminated its syndicated 5-year $2 billion committed revolving credit facility and four 364-day revolving credit facilities with total committed capacity of $750 million.

13.	Stock-Based Compensation

On September 2, 2016, the shareholders of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based compensation awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the three month periods ended December 31, 2019 and 2018 is presented below:

	Three Months Ended December 31,
	2019		2018
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	1,302,729	$7.29	1,713,733	$5.56
Restricted stock/units	1,695,130	41.78	2,143,457	33.39
Performance shares	464,234	42.53	574,716	36.28

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
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

	Three Months Ended December 31,
	2019	2018
Expected life of option (years)	6.5	6.4
Risk-free interest rate	1.67%	2.77%
Expected volatility of the Company’s stock	22.4%	21.8%
Expected dividend yield on the Company’s stock	2.49%	3.29%

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

The fair value of each PSU is estimated on the date of grant with the use of a Monte Carlo simulation that uses the assumptions noted in the following table. The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2020, the expected volatility is based on the historical volatility of the Company's stock over the most recent three-year period as of the grant date. For fiscal 2019, the expected volatility is based on the historical volatility of the Company’s stock since October 2016 blended with the historical volatility of certain peer companies’ stock prior to October 2016 over the most recent three-year period as of the grant date.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

	Three Months Ended December 31,
	2019	2018
Risk-free interest rate	1.60%	2.76%
Expected volatility of the Company’s stock	21.8%	22.9%

14.	Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2019	2018
Income Available to Ordinary Shareholders
Income from continuing operations	$159	$107
Income from discontinued operations	—	248
Basic and diluted income available to shareholders	$159	$355

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	769.9	921.6
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	4.1	3.6
Diluted weighted average shares outstanding	774.0	925.2

Antidilutive Securities
Options to purchase shares	0.2	2.7

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

15.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30,	$19,766	$1,063	$20,829	$21,164	$1,294	$22,458
Total comprehensive income:
Net income	159	32	191	355	44	399
Foreign currency translation adjustments	251	10	261	(127)	9	(118)
Realized and unrealized gains on derivatives	5	2	7	1	1	2
Pension and postretirement plans	(1)	—	(1)	—	—	—
Other comprehensive income (loss)	255	12	267	(126)	10	(116)
Comprehensive income	414	44	458	229	54	283

Other changes in equity:
Cash dividends—ordinary shares	(201)	—	(201)	(240)	—	(240)
Dividends attributable to noncontrolling interests	—	(5)	(5)	—	(43)	(43)
Repurchases and retirements of ordinary shares	(651)	—	(651)	(467)	—	(467)
Adoption of ASC 606	—	—	—	(45)	—	(45)
Adoption of ASU 2016-16	—	—	—	(546)	—	(546)
Adoption of ASC 842	(5)	—	(5)	—	—	—
Other, including options exercised	6	—	6	7	—	7
Ending balance, December 31,	$19,329	$1,102	$20,431	$20,102	$1,305	$21,407

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

For the three months ended December 31, 2019, the Company repurchased and retired $651 million of its ordinary shares. For the three months ended December 31, 2018, the Company repurchased $467 million of its ordinary shares, which were retired in the fourth quarter of fiscal 2019. As of December 31, 2019, approximately $3.9 billion remains available under the share repurchase program.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

The following schedules present changes in accumulated other comprehensive income ("AOCI") attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended December 31,
	2019	2018

Foreign currency translation adjustments ("CTA")
Balance at beginning of period	$(785)	$(939)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	251	(127)
Balance at end of period	(534)	(1,066)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(2)	(13)
Current period changes in fair value (net of tax effect of $2 and $(2))	5	(4)
Reclassification to income (net of tax effect of $0 and $1) *	—	5
Balance at end of period	3	(12)

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	—	8
Adoption of ASU 2016-01**	—	(8)
Balance at end of period	—	—

Pension and postretirement plans
Balance at beginning of period	(8)	(2)
Reclassification to income (net of tax effect of $0 and $0)	(1)	—
Balance at end of period	(9)	(2)

Accumulated other comprehensive loss, end of period	$(540)	$(1,080)

* Refer to Note 16, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

** During the quarter ended December 31, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." As a result, the Company reclassified $8 million of unrealized gains on marketable securities to retained earnings as of October 1, 2018.

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
December 31, 2019
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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three months ended December 31, 2019 and 2018.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	December 31, 2019	September 30, 2019

Copper	3,447	3,561
Aluminum	2,691	2,967

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At December 31, 2019 and September 30, 2019, the Company had 888 million euro, 750 million euro, 423 million euro and 54 million euro in bonds designated as net investment hedges in the Company's net investment in Europe and 25 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2019, the Company hedged approximately 1.4 million shares of its ordinary shares, which have a cost basis of $60 million. As of September 30, 2019, the Company hedged approximately 1.4 million shares of its ordinary shares, which have a cost basis of $60 million.

The Company also holds certain foreign currency forward contracts for which hedge accounting treatment was not elected. The change in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31,	September 30,	December 31,	September 30,
	2019	2019	2019	2019
Other current assets
Foreign currency exchange derivatives	$10	$16	$37	$19
Commodity derivatives	1	—	—	—
Other noncurrent assets
Equity swap	—	—	58	62
Total assets	$11	$16	$95	$81

Other current liabilities
Foreign currency exchange derivatives	$8	$23	$1	$—
Commodity derivatives	—	1	—	—
Long-term debt
Foreign currency denominated debt	2,602	2,544	—	—
Total liabilities	$2,610	$2,568	$1	$—

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	December 31,	September 30,	December 31,	September 30,
	2019	2019	2019	2019
Gross amount recognized	$106	$97	$2,611	$2,568
Gross amount eligible for offsetting	(7)	(11)	(7)	(11)
Net amount	$99	$86	$2,604	$2,557

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three months ended December 31, 2019 and 2018 (in millions):

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended December 31,
	2019	2018
Foreign currency exchange derivatives	$9	$—
Commodity derivatives	1	(6)
Total	$10	$(6)

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2019 and 2018 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2019	2018
Foreign currency exchange derivatives	Cost of sales	$1	$—
Foreign currency exchange derivatives	Income from discontinued operations	—	1
Commodity derivatives	Cost of sales	(1)	(2)
Commodity derivatives	Income from discontinued operations	—	(5)
Total		$—	$(6)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three months ended December 31, 2019 and 2018 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2019	2018
Foreign currency exchange derivatives	Cost of sales	$—	$(4)
Foreign currency exchange derivatives	Net financing charges	59	(21)
Foreign currency exchange derivatives	Income from discontinued operations	—	26
Equity swap	Selling, general and administrative	(4)	(9)
Total		$55	$(8)

The pre-tax gains (losses) on net investment hedges recorded in CTA within other comprehensive income (loss) were $(58) million and $34 million for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019 and 2018, no gains or losses were reclassified from CTA into income.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2019 and September 30, 2019 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$47	$—	$47	$—
Exchange traded funds (fixed income)[1]	38	38	—	—
Commodity derivatives	1	—	1	—
Other noncurrent assets
Deferred compensation plan assets	75	75	—	—
Exchange traded funds (fixed income)[1]	119	119	—	—
Exchange traded funds (equity)[1]	125	125	—	—
Equity swap	58	—	58	—
Total assets	$463	$357	$106	$—
Other current liabilities
Foreign currency exchange derivatives	$9	$—	$9	$—
Total liabilities	$9	$—	$9	$—

	Fair Value Measurements Using:
	Total as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$35	$—	$35	$—
Exchange traded funds (fixed income)[1]	19	19	—	—
Other noncurrent assets
Deferred compensation plan assets	71	71	—	—
Exchange traded funds (fixed income)[1]	138	138	—	—
Exchange traded funds (equity)[1]	116	116	—	—
Equity swap	62	—	62	—
Total assets	$441	$344	$97	$—
Other current liabilities
Foreign currency exchange derivatives	$23	$—	$23	$—
Commodity derivatives	1	—	1	—
Total liabilities	$24	$—	$24	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
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

Deferred compensation plan assets: Assets held in the deferred compensation plans will be used to pay benefits under certain of the Company's non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges and are valued using a market approach based on the quoted market prices. During the three months ended December 31, 2019 and 2018, the Company recognized unrealized losses of $3 million and $9 million, respectively, in the consolidated statements of income on these investments that were still held as of December 31, 2019 and 2018, where they offset unrealized gains and losses on the related deferred compensation plan liability.

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. During the three months ended December 31, 2019, the Company recognized unrealized gains of $10 million in the consolidated statements of income on these investments that were still held as of December 31, 2019, all of which related to restricted investments. During the three months ended December 31, 2018, the Company recognized unrealized losses of $22 million in the consolidated statements of income on these investments that were still held as of December 31, 2018, of which $21 million related to restricted investments. Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At both December 31, 2019 and September 30, 2019, the fair value of long-term debt was $7.6 billion, including public debt of $7.4 billion, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy and other long-term debt of $0.2 billion, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy.

18.	Impairment of Long-Lived Assets

The Company reviews long-lived assets, including right-of-use assets under operating leases, other tangible assets and intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets," ASC 350-30, "General Intangibles Other than Goodwill" and ASC 985-20, "Costs of software to be sold, leased, or marketed." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. ASC 350-30 requires intangible assets acquired in a business combination that are used in research and development activities to be considered indefinite lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  If the carrying amount of an intangible asset exceeds its fair value, an entity shall recognize an impairment loss in an amount equal to that excess. ASC 985-20 requires the unamortized capitalized costs of a computer software product

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off.

During the third quarter of fiscal 2019, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with the plans to dispose of a business within its Global Products segment that met the criteria to be classified as held for sale. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. The Company recorded an initial impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in the third quarter of fiscal 2019 to write down the carrying value of the assets held for sale to fair value less any costs to sell. In the first quarter of fiscal 2020, the Company recorded an additional impairment charge of $15 million to further write down the carrying value of the assets held for sale to the current fair value less any costs to sell. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the first quarter of fiscal 2020, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2020. As a result, the Company reviewed the long-lived assets for impairment and recorded $39 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $33 million related to the Global Products segment and $6 million related to the Building Solutions North America segment. Refer to Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At December 31, 2019 and 2018, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2019	2018

Building Solutions North America	$2,167	$2,116
Building Solutions EMEA/LA	928	907
Building Solutions Asia Pacific	629	613
Global Products	1,852	1,828
Total net sales	$5,576	$5,464

	Segment EBITA
	Three Months Ended December 31,
	2019	2018

Building Solutions North America	$258	$250
Building Solutions EMEA/LA	90	77
Building Solutions Asia Pacific	72	66
Global Products	203	190
Total segment EBITA	$623	$583

Corporate expenses	$(118)	$(136)
Amortization of intangible assets	(96)	(97)
Restructuring and impairment costs	(111)	—
Net mark-to-market adjustments	10	(21)
Net financing charges	(52)	(85)
Income from continuing operations before income taxes	$256	$244

20.	Guarantees

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

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

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the three months ended December 31, 2019 and 2018 were as follows (in millions):

	Three Months Ended December 31,
	2019	2018

Balance at beginning of period	$285	$315
Accruals for warranties issued during the period	23	29
Accruals from acquisition and divestitures	1	—
Accruals related to pre-existing warranties	(2)	(5)
Settlements made (in cash or in kind) during the period	(21)	(30)
Currency translation	1	1
Balance at end of period	$287	$310

21.	Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of December 31, 2019, reserves for environmental liabilities for continuing operations totaled $151 million, of which $51 million was recorded within other current liabilities and $100 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $159 million at September 30, 2019, of which $52 million was recorded within other current liabilities and $107 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

Tyco Fire Products L.P. (“Tyco Fire Products”), in coordination with the Wisconsin Department of Natural Resources ("WDNR"), has been conducting an environmental assessment of its Fire Technology Center ("FTC") located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin. In connection with the assessment, perfluorooctane sulfonate ("PFOS") and perfluorooctanoic acid ("PFOA") and/or other per- and poly fluorinated substances ("PFAS") have been detected at the FTC and in groundwater and surface water outside of the boundaries of the FTC. Tyco Fire Products continues to investigate the extent of potential migration of these compounds and is working with WDNR to address these issues insofar as they related to this migration.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

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

Potential environmental liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At December 31, 2019 and September 30, 2019, the Company recorded conditional asset retirement obligations for continuing operations of $31 million and $30 million, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

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

As of December 31, 2019, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $132 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $502 million, of which $50 million was recorded in other current liabilities and $452 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $370 million, of which $42 million was recorded in other current assets, and $328 million was recorded in other noncurrent assets. Assets included $12 million of cash and $282 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at December 31, 2019 was $76 million. As of September 30, 2019, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $141 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $507 million, of which $50 million was recorded in other current liabilities and $457 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $366 million, of which $46 million was recorded in other current assets, and $320 million was recorded in other noncurrent assets. Assets included $16 million of cash and $273 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2019 was $77 million.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At December 31, 2019 and September 30, 2019, the insurable liabilities totaled $378 million and $379 million, respectively, of which $101 million and $99 million was recorded within other current liabilities, $22 million and $22 million was recorded within accrued compensation and benefits, and $255 million and $258 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at December 31, 2019 were $23 million, of which $5 million was recorded within other current assets and $18 million was recorded within other noncurrent assets, respectively. The amount of such receivables recorded at September 30, 2019 were $23 million, of which $5 million was recorded within other current assets and $18 million was recorded within other noncurrent assets, respectively. The Company maintains captive insurance companies to manage its insurable liabilities.

Aqueous Film-Forming Foam ("AFFF") Litigation

Two of our subsidiaries, Chemguard and Tyco Fire Products, have been named, along with other defendant manufacturers, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the "DOD") and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products manufactured by defendants contain or break down into the chemicals PFOS and PFOA and/or other PFAS compounds and that the use of these products by others at various airbases, airports and other sites resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports, airbases and other sites. PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued binding regulatory limits, but has stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. While those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.
Plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, diminution in property values, investigation and remediation costs, and natural resources damages, and also seek punitive damages and injunctive relief to address remediation of the alleged contamination.

In September 2018, Tyco Fire Products and Chemguard filed a Petition for Multidistrict Litigation with the United States Judicial Panel on Multidistrict Litigation (“JPML”) seeking to consolidate all existing and future federal cases into one jurisdiction. On December 7, 2018, the JPML issued an order transferring various AFFF cases to a multi-district litigation (“MDL”) before the United States District Court for the District of South Carolina. Additional cases have been identified for transfer to the MDL.

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 24 putative class actions in federal and state courts in Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, Washington New Hampshire, Guam, and Michigan. Each of these cases has been transferred to the MDL. The following putative class actions were filed since the beginning of fiscal year 2020:

•	Aguon et al. v. The 3M Company et al., filed October 3, 2019, in the United States District Court, District of Guam.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

AFFF Individual or Mass Actions

There are approximately 152 individual or “mass” actions pending in federal court in Colorado (41 cases), New York (4 cases), Pennsylvania (11 cases), New Mexico (2 cases) and South Carolina (94 cases) against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York, 15 plaintiffs in Pennsylvania, two plaintiffs in New Mexico, and approximately 100 plaintiffs from various states who direct-filed complaints in South Carolina. These matters have been transferred to or directly-filed in the MDL. The Company is also on notice of approximately 660 other possible individual product liability claims by filings made in Pennsylvania state court, but complaints have not been filed in those matters in Pennsylvania. Some of the individuals who filed claims in Pennsylvania state court filed individual complaints in the MDL in South Carolina (and dismissed their claims in Pennsylvania state court), and the Company anticipates that the rest will soon be filed in the MDL.

AFFF Municipal Cases

Chemguard and Tyco Fire Products are also defendants in 37 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Arizona, California, Colorado, Florida, Massachusetts, New Jersey, New York, Maryland, Ohio, Pennsylvania, and South Carolina. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property. All of these cases but one have been transferred to the MDL. The following municipal actions were filed since the beginning of fiscal year 2020:

•	California Water Service Co. v. The 3M Company et al., direct-filed on October 14, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Town of Ayer v. The 3M Company et al., direct-filed on November 4, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Town of Maysville v. The 3M Company et al., direct-filed on December 10, 2019 in the MDL pending in the United States District Court, District of South Carolina.

•	Town of Grantsville v. The 3M Company et al., filed November 26, 2019, in the United States District Court, District of Maryland.

•	Town of Mountain Lake Park v. The 3M Company et al., filed November 26, 2019, in the United States District Court, District of Maryland.

•
Sanford Airport Authority v. The 3M Company et al., filed November 19, 2019, in circuit court in Seminole County, Florida, and removed to the United States District Court, Middle District of Florida. It has been tagged for transfer to the MDL pending in the United States District Court, District of South Carolina.

•	South Adams County Water & Sanitation District v. The 3M Company et al., filed December 20, 2019, in the MDL pending in the United States District Court, District of South Carolina.

•	Town of Southampton v. The 3M Company et al., filed December 17, 2019, in the MDL pending in the United States District Court, District of South Carolina.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

In February 2019, the State of New York filed a second lawsuit in New York state court (State of New York v. The 3M Company et al., (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at additional locations across New York. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL. In July 2019, the State of New York filed a third lawsuit in New York state court (State of New York v. The 3M Company et al., (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at further additional locations across New York. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL. In November 2019, the State of New York filed a fourth lawsuit in New York state court (State of New York v. The 3M Company et al., (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at further additional locations across New York. This suit has been removed to federal court and transferred to the MDL.

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

In September 2019, the government of Guam filed a lawsuit in the superior court of Guam against a number of manufacturers, including affiliates of the Company, with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various locations within its jurisdiction. This complaint has been removed to federal court and transferred to the MDL.

In November 2019, the government of the Commonwealth of the Northern Mariana Islands filed a lawsuit in the superior court of the Northern Mariana Islands against a number of manufacturers, including affiliates of the Group, with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various locations within its jurisdiction. This complaint has been removed to federal court and tagged for transfer to the MDL.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2019
(unaudited)

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

The complaint alleged that certain internal Company reorganization transactions were not in compliance with the arrangements relating to such joint venture. The complaint sought a declaration that such internal reorganization transactions are void or, in the alternative, a declaration of damages that represent an alleged difference between (i) the value ascribed to the joint venture interests in connection with the Power Solutions sale and (ii) the value that was assigned to those interests in connection with such internal reorganization transactions.

On August 8, 2019, Bosch entered into an agreement with Purchaser pursuant to which Purchaser would purchase Bosch’s interest in the joint venture. Simultaneously with this agreement, the Company and Bosch executed an agreement to dismiss the proceedings between the parties upon the completion of Purchaser’s acquisition of Bosch’s interest. In the first quarter of fiscal 2020, following the completion of Purchaser’s acquisition of Bosch’s interest in the joint venture, the Company and Bosch made filings with the German court terminating the litigation.

Pursuant to the Company’s obligations to Purchaser in connection with the divestiture of the Company’s Power Solutions business, the Company reimbursed Purchaser a portion of its costs in connection with its acquisition of Bosch’s interests in the joint venture, which is reflected as a cash outflow for discontinued operations.

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

The net sales to and purchases from related parties included in the consolidated statements of income for continuing operations were $45 million and $12 million, respectively, for the three months ended December 31, 2019; and $43 million and $14 million, respectively, for the three months ended December 31, 2018.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position for continuing operations (in millions):

	December 31, 2019	September 30, 2019

Receivable from related parties	$29	$34
Payable to related parties	6	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco and the disposition of the Power Solutions business, changes in tax laws (including but not limited to the Tax Cuts and Jobs Act enacted in December 2017), regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, maintaining the capacity, reliability and security of our information technology infrastructure, the risk of infringement or expiration of intellectual property rights, work stoppages, union negotiations, labor disputes and other matters associated with the labor force, the outcome of litigation and governmental proceedings and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2019 filed with the United States Securities and Exchange Commission ("SEC") on November 21, 2019, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning ("HVAC") and refrigeration equipment and services. In 2014, the Company acquired Air Distribution Technologies, Inc., one of the largest independent providers of air distribution and ventilation products in North America. In 2015, the Company formed a joint venture with Hitachi to expand its building related product offerings. In 2016, Johnson Controls, Inc. and Tyco completed their combination (the "Merger"). Following the Merger, Tyco changed its name to "Johnson Controls International plc."

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

During the first quarter of fiscal 2019, the Company determined that its Power Solutions business met the criteria to be classified as a discontinued operation and, as a result, Power Solutions' historical financial results are reflected in the Company's consolidated financial statements as a discontinued operation, and its assets and liabilities were retrospectively reclassified as assets and liabilities held for sale.

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

The following information should be read in conjunction with the September 30, 2019 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 21, 2019. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Net Sales

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Net sales	$5,576	$5,464	2%

The increase in consolidated net sales was due to higher organic sales ($138 million) and acquisitions ($8 million), partially offset by the unfavorable impact of foreign currency translation ($27 million) and lower sales due to business divestitures ($7 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 3% as compared to the prior year, with organic sales growth in all segments. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Cost of sales	$3,773	$3,739	1%
Gross profit	1,803	1,725	5%
% of sales	32.3%	31.6%

Cost of sales, gross profit and gross profit as a percentage of sales increased. Gross profit increased due to organic sales growth across all segments, partially offset by business divestitures. Foreign currency translation had a favorable impact on cost of sales of approximately $17 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Selling, general and administrative expenses	$1,427	$1,438	-1%
% of sales	25.6%	26.3%

Selling, general and administrative expenses ("SG&A") decreased $11 million, and SG&A as a percentage of sales decreased by 70 basis points. The decrease in SG&A was primarily due to favorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments. Foreign currency translation had a favorable impact on SG&A of $7 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Restructuring and impairment costs	$111	$—	*

* Measure not meaningful

Refer to Note 9, "Significant Restructuring and Impairment Costs," and Note 18, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Net financing charges	$52	$85	-39%

Refer to Note 12, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Equity income	$43	$42	2%

The increase in equity income was primarily due to higher income at a certain partially-owned affiliate of the Johnson Controls - Hitachi joint venture. Foreign currency translation had an unfavorable impact on equity income of $1 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Income tax provision	$65	$108	-40%
Effective tax rate	25%	44%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2019, the Company's effective tax rate for continuing operations was 25% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended December 31, 2018, the Company's effective tax rate for continuing operations was 44% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments as a result of tax law changes and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. The effective tax rate for the three months ended December 31, 2019 decreased as compared to the three months ended December 31, 2018 primarily due to the discrete tax items. Refer to Note 10, "Income Taxes," of the notes to consolidated financial statements for further details.

Income From Discontinued Operations, Net of Tax

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Income from discontinued operations, net of tax	$—	$263	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Income from continuing operations attributable to noncontrolling interests	$32	$29	10%
Income from discontinued operations attributable to noncontrolling interests	—	15	*

* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests was primarily due to higher net income at certain partially-owned affiliates within the Global Products segment.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Net income attributable to Johnson Controls	$159	$355	-55%

The decrease in net income attributable to Johnson Controls was primarily due to the prior year income from discontinued operations and current year restructuring and impairment charges, partially offset by higher gross profit, lower income tax provision and lower net financing charges.

Diluted earnings per share attributable to Johnson Controls for the three months ended December 31, 2019 was $0.21 compared to $0.38 for the three months ended December 31, 2018.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Comprehensive income attributable to Johnson Controls	$414	$229	81%

The increase in comprehensive income attributable to Johnson Controls was due an increase in other comprehensive income attributable to Johnson Controls ($381 million) resulting primarily from favorable currency translation adjustments, partially offset by lower net income attributable to Johnson Controls ($196 million). The year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the British pound and euro currencies against the U.S. dollar in the current year.

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

Net Sales

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Building Solutions North America	$2,167	$2,116	2%
Building Solutions EMEA/LA	928	907	2%
Building Solutions Asia Pacific	629	613	3%
Global Products	1,852	1,828	1%
	$5,576	$5,464	2%

•	The increase in Building Solutions North America was primarily attributable to higher installation / service sales ($51 million).

•
The increase in Building Solutions EMEA/LA was primarily attributable to higher installation sales ($45 million) and incremental sales related to business acquisitions ($5 million), partially offset by the unfavorable impact of foreign currency translation ($25 million) and lower volumes due to business divestitures ($4 million).

•
The increase in Building Solutions Asia Pacific was primarily attributable to higher installation sales ($19 million) and incremental sales related to business acquisitions ($2 million), partially offset by the unfavorable impact of foreign currency translation ($5 million).

•
The increase in Global Products was primarily attributable to higher building management and specialty products sales ($23 million), the favorable impact of foreign currency translation ($3 million) and incremental sales related to business acquisitions ($1 million), partially offset by lower volumes due to business divestitures ($3 million).

Segment EBITA

	Three Months Ended December 31,
(in millions)	2019	2018	Change

Building Solutions North America	$258	$250	3%
Building Solutions EMEA/LA	90	77	17%
Building Solutions Asia Pacific	72	66	9%
Global Products	203	190	7%
	$623	$583	7%

•
The increase in Building Solutions North America was due to favorable volumes ($12 million) and prior year integration costs ($3 million), partially offset by unfavorable mix, net of productivity savings ($6 million) and current year integration costs ($1 million).

•
The increase in Building Solutions EMEA/LA was due to favorable volumes ($9 million), lower SG&A and operating expenses ($7 million), and higher income due to business acquisitions ($1 million), partially offset by the unfavorable impact of foreign currency translation ($3 million) and lower income due to business divestitures ($1 million).

•	The increase in Building Solutions Asia Pacific was due to favorable volumes and productivity savings ($5 million) and higher income due to business acquisitions ($1 million).

•
The increase in Global Products was due to productivity savings and net favorable price / cost ($10 million), prior year integration costs ($4 million) and higher equity income ($2 million), partially offset by current year integration costs ($1 million), the unfavorable impact of foreign currency translation ($1 million) and lower income due to business acquisitions ($1 million).

Backlog

The Company’s backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At December 31, 2019, the backlog was $9.3 billion, of which $9.0 billion is attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

In the first quarter of fiscal 2019, the Company adopted ASC 606, “Revenue from Contracts with Customers,” and as a result is required to disclose remaining performance obligations. At December 31, 2019, remaining performance obligations were $14.7 billion, which is $5.4 billion higher than the Company's backlog of $9.3 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
(in millions)	2019	2019	Change

Current assets	$11,320	$12,393
Current liabilities	(9,692)	(9,070)
	1,628	3,323	-51%

Less: Cash	(2,160)	(2,805)
Add: Short-term debt	20	10
Add: Current portion of long-term debt	1,342	501
Less: Assets held for sale	(87)	(98)
Add: Liabilities held for sale	44	44
Working capital (as defined)	$787	$975	-19%

Accounts receivable - net	$5,612	$5,770	-3%
Inventories	1,953	1,814	8%
Accounts payable	3,336	3,582	-7%

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

•
The decrease in working capital at December 31, 2019 as compared to September 30, 2019, was primarily due to lower income tax assets and the establishment of an operating lease liability on the balance sheet in the first quarter of fiscal 2020 as a result of the adoption of ASC 842, partially offset by a decrease in accounts payable due to timing of supplier payments and other current liabilities.

•
The Company’s days sales in accounts receivable at December 31, 2019 and September 30, 2019 were 72 days and 67 days, respectively. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended December 31, 2019 were lower than the comparable period ended September 30, 2019, primarily due to changes in inventory production levels.

•	Days in accounts payable at December 31, 2019 were 76 days, higher than 72 days at the comparable period ended September 30, 2019.

Cash Flows From Continuing Operations

	Three Months Ended December 31,
(in millions)	2019	2018

Cash provided (used) by operating activities	$511	$(79)
Cash used by investing activities	(173)	(136)
Cash provided (used) by financing activities	(850)	256

•
The increase in cash provided by operating activities was primarily due to income tax refunds and favorable changes in accounts receivable and inventory, partially offset by unfavorable changes in accounts payable and accrued liabilities.

•	The increase in cash used by investing activities was primarily due to net cash payments made for acquisitions.

•	The increase in cash used by financing activities was primarily due to lower debt borrowings and higher stock repurchases.

Capitalization

	December 31,	September 30,
(in millions)	2019	2019	Change

Short-term debt	$20	$10
Current portion of long-term debt	1,342	501
Long-term debt	5,920	6,708
Total debt	7,282	7,219	1%
Less: cash and cash equivalents	2,160	2,805
Total net debt	5,122	4,414	16%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	19,329	19,766	-2%
Total capitalization	$24,451	$24,180	1%

Total net debt as a % of total capitalization	20.9%	18.3%

•
Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
The Company believes its capital resources and liquidity position at December 31, 2019 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in the remainder of fiscal 2020 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion and $0.5 billion revolving credit facilities. The facilities mature in December 2024 and December 2020, respectively. There were no draws on the revolving credit facilities as of December 31, 2019 and September 30, 2019. In addition, the Company held cash and cash equivalents of $2.2 billion as of December 31, 2019. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company’s debt financial covenant in its revolving credit facility requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2019, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures, governing its notes, and expect to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•
The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2020, the Company believes the long-term rate of return will approximate 6.90%, 5.20% and 5.70% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2020, the Company made approximately $12 million in total pension and postretirement contributions for continuing operations. In total, the Company expects to contribute approximately $50 million in cash to its defined benefit pension plans in fiscal 2020 for continuing operations. The Company expects to contribute $4 million in cash to its postretirement plans in fiscal 2020 for continuing operations.

•
The Company earns a significant amount of its income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested except in limited circumstances. However, in fiscal 2019, the Company provided income tax expense related to a change in the Company's assertion over the outside basis differences of the Company’s investment in certain subsidiaries as a result of the planned divestiture of the Power Solutions business. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. Except as noted, the Company's intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2020 and recorded $111 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2020 restructuring plan will reduce annual operating costs for continuing operations by approximately $80 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2021. For fiscal 2020, the savings, net of execution costs, are expected to be approximately 60% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $49 million at December 31, 2019 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2018 and recorded $255 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2018 restructuring plan will reduce annual operating costs for continuing operations by approximately $300 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2020. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $95 million at December 31, 2019 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $347 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs for continuing operations by approximately $260 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company substantially realized the annual benefit of these actions in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $46 million at December 31, 2019 is expected to be paid in cash.

•	Refer to Note 12, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on items impacting capitalization.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no other material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2019, the Company's Board of Directors approved a $8.5 billion increase to its existing share repurchase authorization, subject to the completion of the previously announced sale of the Company's Power Solutions business, which closed on April 30, 2019. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three months ended December 31, 2019, the Company repurchased approximately $651 million of its shares. As of December 31, 2019, approximately $3.9 billion remains available under the share repurchase program.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/19 - 10/31/19
Purchases by Company	6,670,000	$42.54	6,670,000	$4,282,356,074
11/1/19 - 11/30/19
Purchases by Company	4,573,800	42.99	4,573,800	4,085,719,498
12/1/19 - 12/31/19
Purchases by Company	4,108,700	41.61	4,108,700	3,914,756,918

During the three months ended December 31, 2019, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Credit Agreement, dated as of December 5, 2019, among Johnson Controls International plc, certain of its subsidiaries party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2019).

10.2
364-Day Credit Agreement, dated as of December 5, 2019, among Johnson Controls International plc, certain of its subsidiaries party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 6, 2019).

10.3	Restrictive covenants applicable to equity award agreements beginning December 2019 (filed herewith).*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: January 31, 2020	By:	/s/ Brian J. Stief
Brian J. Stief
Vice Chairman and Chief Financial Officer