Form 10-Q
period 2020-03-31
Johnson Controls International plc
filed 2020-05-01
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2020
Ordinary Shares, $0.01 par value per share	743,862,355

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc Consolidated Statements of Financial Position (in millions, except par value; unaudited)

	March 31, 2020	September 30, 2019
Assets

Cash and cash equivalents	$1,006	$2,805
Accounts receivable - net	5,492	5,770
Inventories	2,030	1,814
Assets held for sale	91	98
Other current assets	1,336	1,906
Current assets	9,955	12,393

Property, plant and equipment - net	3,274	3,348
Goodwill	18,072	18,178
Other intangible assets - net	5,391	5,632
Investments in partially-owned affiliates	869	853
Noncurrent assets held for sale	46	60
Other noncurrent assets	2,795	1,823
Total assets	$40,402	$42,287

Liabilities and Equity

Short-term debt	$344	$10
Current portion of long-term debt	1,086	501
Accounts payable	3,119	3,582
Accrued compensation and benefits	694	953
Deferred revenue	1,600	1,407
Liabilities held for sale	39	44
Other current liabilities	2,627	2,573
Current liabilities	9,509	9,070

Long-term debt	5,640	6,708
Pension and postretirement benefits	935	1,044
Other noncurrent liabilities	5,230	4,636
Long-term liabilities	11,805	12,388

Commitments and contingencies (Note 21)

Ordinary shares, $0.01 par value	8	8
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,118)	(1,086)
Capital in excess of par value	16,883	16,812
Retained earnings	3,332	4,827
Accumulated other comprehensive loss	(1,021)	(795)
Shareholders’ equity attributable to Johnson Controls	18,084	19,766
Noncontrolling interests	1,004	1,063
Total equity	19,088	20,829
Total liabilities and equity	$40,402	$42,287

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Income (in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales
Products and systems	$3,922	$4,240	$7,958	$8,162
Services	1,522	1,539	3,062	3,081
	5,444	5,779	11,020	11,243
Cost of sales
Products and systems	2,741	3,029	5,607	5,853
Services	902	906	1,809	1,821
	3,643	3,935	7,416	7,674

Gross profit	1,801	1,844	3,604	3,569

Selling, general and administrative expenses	(1,451)	(1,458)	(2,878)	(2,896)
Restructuring and impairment costs	(62)	—	(173)	—
Net financing charges	(59)	(98)	(111)	(183)
Equity income	20	33	63	75

Income from continuing operations before income taxes	249	321	505	565

Income tax provision	13	47	78	155

Income from continuing operations	236	274	427	410

Income from discontinued operations, net of tax (Note 4)	—	284	—	547

Net income	236	558	427	957

Income from continuing operations attributable to noncontrolling interests	23	34	55	63

Income from discontinued operations attributable to noncontrolling interests	—	9	—	24

Net income attributable to Johnson Controls	$213	$515	$372	$870

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$213	$240	$372	$347
Income from discontinued operations	—	275	—	523
Net income	$213	$515	$372	$870

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.28	$0.27	$0.49	$0.38
Discontinued operations	—	0.30	—	0.57
Net income	$0.28	$0.57	$0.49	$0.95

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.28	$0.26	$0.49	$0.38
Discontinued operations	—	0.30	—	0.57
Net income *	$0.28	$0.57	$0.49	$0.95

*	Certain items do not sum due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc Consolidated Statements of Comprehensive Income (Loss) (in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Net income	$236	$558	$427	$957

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(494)	117	(233)	(1)
Realized and unrealized gains (losses) on derivatives	(10)	17	(3)	19
Pension and postretirement plans	—	—	(1)	—

Other comprehensive income (loss)	(504)	134	(237)	18

Total comprehensive income (loss)	(268)	692	190	975

Comprehensive income attributable to noncontrolling interests	—	49	44	103

Comprehensive income (loss) attributable to Johnson Controls	$(268)	$643	$146	$872

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2020	2019
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$372	$347
Income from continuing operations attributable to noncontrolling interests	55	63
Net income from continuing operations	427	410
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	414	422
Pension and postretirement benefit income	(80)	(57)
Pension and postretirement contributions	(27)	(37)
Equity in earnings of partially-owned affiliates, net of dividends received	(11)	(67)
Deferred income taxes	(61)	503
Noncash restructuring and impairment charges	116	—
Equity-based compensation	38	42
Other - net	18	(9)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	244	(139)
Inventories	(261)	(321)
Other assets	(150)	(29)
Restructuring reserves	(38)	(59)
Accounts payable and accrued liabilities	(605)	(17)
Accrued income taxes	642	(539)
Cash provided by operating activities from continuing operations	666	103

Investing Activities of Continuing Operations
Capital expenditures	(250)	(278)
Sale of property, plant and equipment	20	5
Acquisition of businesses, net of cash acquired	(58)	(13)
Business divestitures, net of cash divested	—	6
Proceeds from equity swap	—	7
Changes in long-term investments	—	14
Cash used by investing activities from continuing operations	(288)	(259)

Financing Activities of Continuing Operations
Increase in short-term debt - net	335	1,556
Repayment of long-term debt	(502)	(12)
Debt financing costs	(4)	—
Stock repurchases and retirements	(1,467)	(1,000)
Payment of cash dividends	(402)	(479)
Proceeds from the exercise of stock options	39	51
Employee equity-based compensation withholding taxes	(32)	(23)
Dividends paid to noncontrolling interests	(5)	(132)
Other - net	2	—
Cash used by financing activities from continuing operations	(2,036)	(39)

Discontinued Operations
Cash provided (used) by operating activities	(208)	502
Cash used by investing activities	—	(153)
Cash used by financing activities	—	(28)
Cash provided (used) by discontinued operations	(208)	321
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	(38)
Change in cash held for sale	—	(30)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,802)	58
Cash, cash equivalents and restricted cash at beginning of period	2,821	200
Cash, cash equivalents and restricted cash at end of period	1,019	258
Less: Restricted cash	13	19
Cash and cash equivalents at end of period	$1,006	$239

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders
(in millions, except per share data; unaudited)

	Six Months Ended March 31, 2019
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2018	$21,164	$10	$16,549	$6,604	$(1,053)	$(946)
Comprehensive income	872	—	—	870	—	2
Cash dividends Ordinary ($0.52 per share)	(475)	—	—	(475)	—	—
Repurchases of ordinary shares	(1,000)	—	—	—	(1,000)	—
Adoption of ASC 606	(45)	—	—	(45)	—	—
Adoption of ASU 2016-01	—	—	—	8	—	(8)
Adoption of ASU 2016-16	(546)	—	—	(546)	—	—
Other, including options exercised	66	—	91	—	(25)	—
At March 31, 2019	$20,036	$10	$16,640	$6,416	$(2,078)	$(952)

	Three Months Ended March 31, 2019
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At December 31, 2018	$20,102	$10	$16,579	$6,136	$(1,543)	$(1,080)
Comprehensive income	643	—	—	515	—	128
Cash dividends Ordinary ($0.26 per share)	(235)	—	—	(235)	—	—
Repurchases of ordinary shares	(533)	—	—	—	(533)	—
Other, including options exercised	59	—	61	—	(2)	—
At March 31, 2019	$20,036	$10	$16,640	$6,416	$(2,078)	$(952)

	Six Months Ended March 31, 2020
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2019	$19,766	$8	$16,812	$4,827	$(1,086)	$(795)
Comprehensive income (loss)	146	—	—	372	—	(226)
Cash dividends Ordinary ($0.52 per share)	(395)	—	—	(395)	—	—
Repurchases and retirements of ordinary shares	(1,467)	—	—	(1,467)	—	—
Adoption of ASC 842	(5)	—	—	(5)	—	—
Other, including options exercised	39	—	71	—	(32)	—
At March 31, 2020	$18,084	$8	$16,883	$3,332	$(1,118)	$(1,021)

	Three Months Ended March 31, 2020
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At December 31, 2019	$19,329	$8	$16,848	$4,129	$(1,116)	$(540)
Comprehensive income (loss)	(268)	—	—	213	—	(481)
Cash dividends Ordinary ($0.26 per share)	(194)	—	—	(194)	—	—
Repurchases and retirements of ordinary shares	(816)	—	—	(816)	—	—
Other, including options exercised	33	—	35	—	(2)	—
At March 31, 2020	$18,084	$8	$16,883	$3,332	$(1,118)	$(1,021)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

1.	Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 21, 2019. The results of operations for the three and six month periods ended March 31, 2020 are not necessarily indicative of results for the Company’s 2020 fiscal year because of seasonal and other factors.

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

Restricted Cash

At March 31, 2020 and September 30, 2019, the Company held restricted cash of approximately $13 million and $16 million, respectively, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
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

During the first six months of fiscal 2020, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $61 million, of which $58 million was paid as of March 31, 2020. In connection with the acquisitions, the Company recorded goodwill of $19 million within the Global Products segment and $20 million within the Building Solutions EMEA/LA segment.

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

During the first quarter of fiscal 2019, the Company completed an acquisition for a purchase price of $13 million, all of which was paid as of March 31, 2019. In connection with the acquisition, the Company recorded goodwill of $9 million within the Global Products segment.

Acquisitions and divestitures were not material to the Company's consolidated financial statements in the first six months of fiscal 2020 or 2019.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

The following table summarizes the results of Power Solutions reclassified as discontinued operations for the three and six month periods ended March 31, 2019 (in millions).

	Three Months Ended March 31,	Six Months Ended March 31,
	2019	2019

Net sales	$2,012	$4,439

Income from discontinued operations before income taxes	334	724
Provision for income taxes on discontinued operations	(50)	(177)
Income from discontinued operations attributable to noncontrolling interests, net of tax	(9)	(24)
Income from discontinued operations	$275	$523

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

For the three months ended March 31, 2019, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to tax rate differentials. For the six months ended March 31, 2019, the effective tax rate was more than the Irish statutory rate of 12.5% primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries related to the planned divestiture of the business and tax rate differentials.

Assets and Liabilities Held for Sale

During the third quarter of fiscal 2019, the Company determined that a business within its Global Products segment met the criteria to be classified as held for sale. The assets and liabilities of this business are presented as held for sale in the consolidated statements of financial position as of March 31, 2020 and September 30, 2019. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the Company has recorded total impairment charges of $250 million within restructuring and impairment costs in the consolidated statements of income to write down the carrying value of the assets held for sale to fair value less any costs to sell. Of the $250 million total impairment charges, $235 million was recorded during the third quarter of fiscal 2019, and $15 million was recorded during the first quarter of fiscal 2020. Refer to Note 18, "Impairment of Long-Lived Assets" of the notes to consolidated financial statements for further information regarding the impairment charges. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The business did not meet the criteria to be classified as a discontinued operation as the divestiture of the business will not have a major effect on the Company's operations and financial results.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

5.	Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by products and systems versus services revenue for the three and six months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,357	$818	$2,175	$1,387	$800	$2,187
Building Solutions EMEA/LA	400	450	850	416	462	878
Building Solutions Asia Pacific	271	254	525	351	277	628
Global Products	1,894	—	1,894	2,086	—	2,086

Total	$3,922	$1,522	$5,444	$4,240	$1,539	$5,779

	Six Months Ended March 31, 2020			Six Months Ended March 31, 2019
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$2,713	$1,629	$4,342	$2,708	$1,595	$4,303
Building Solutions EMEA/LA	857	921	1,778	833	952	1,785
Building Solutions Asia Pacific	642	512	1,154	707	534	1,241
Global Products	3,746	—	3,746	3,914	—	3,914

Total	$7,958	$3,062	$11,020	$8,162	$3,081	$11,243

The following table presents further disaggregation of Global Products segment revenues by product type for the three and six months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Building management systems	$316	$320	$616	$601
HVAC & refrigeration equipment	1,307	1,474	2,592	2,759
Specialty products	271	292	538	554
Total	$1,894	$2,086	$3,746	$3,914

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	March 31, 2020	September 30, 2019
Contract assets - current	Accounts receivable - net	$1,422	$1,389
Contract assets - noncurrent	Other noncurrent assets	95	90
Contract liabilities - current	Deferred revenue	(1,600)	(1,407)
Contract liabilities - noncurrent	Other noncurrent liabilities	(119)	(117)
Total		$(202)	$(45)

For the three months ended March 31, 2020 and March 31, 2019, the Company recognized revenue of $326 million and $214 million, respectively, that was included in the beginning of period contract liability balance. For the six months ended March 31, 2020 and March 31, 2019, the Company recognized revenue of $1,012 million and $926 million, respectively, that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $14.4 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

As of March 31, 2020, the Company recorded the costs to obtain or fulfill a contract of $228 million, of which $123 million is recorded within other current assets and $105 million is recorded within other noncurrent assets in the consolidated statements of financial position. As of September 30, 2019, the Company recorded the costs to obtain or fulfill a contract of $212 million, of which $110 million is recorded within other current assets and $102 million is recorded within other noncurrent assets in the consolidated statements of financial position.

During the three months ended March 31, 2020 and 2019, the Company recognized amortization expense of $43 million and $34 million, respectively, related to costs to obtain or fulfill a contract. During the six months ended March 31, 2020 and 2019, the Company recognized amortization expense of $69 million and $69 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three months ended March 31, 2020 and 2019.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and the corresponding lease liabilities are recognized at commencement date based on the present value of lease payments for all leases with terms longer than twelve months. As the majority of the Company's leases do not provide an implicit interest rate, to determine the present value of lease payments, the Company uses its incremental borrowing rate based on information available on the lease commencement date and uses the implicit rate when readily determinable. The Company determines its incremental borrowing rate based on a comparable market yield curve consistent with the Company's credit rating, term of the lease and relative economic environment. The Company has elected to combine lease and non-lease components for its leases.

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

The following table presents the Company’s lease costs for the three and six months ended March 31, 2020 (in millions):

	Three Months Ended March 31,	Six Months Ended March 31,
	2020	2020
Operating lease cost	$98	$197
Variable lease cost	37	77
Total lease costs	$135	$274

The following table presents supplemental consolidated statement of financial position information as of March 31, 2020 (in millions):

	Location of lease balances	March 31, 2020
Operating lease right-of-use assets	Other noncurrent assets	$1,088
Operating lease liabilities - current	Other current liabilities	320
Operating lease liabilities - noncurrent	Other noncurrent liabilities	773

Weighted-average remaining lease term		6 years
Weighted-average discount rate		2.3%

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

The following table presents supplemental cash flow information related to operating leases for the three and six months ended March 31, 2020 (in millions):

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$100	$197
Noncash operating lease activity:
Right-of-use assets obtained in exchange for operating lease liabilities	100	174

The following table presents maturities of operating lease liabilities as of March 31, 2020 (in millions):

March 31, 2020
2020 (6 months)	$173
2021	318
2022	233
2023	142
2024	101
After 2024	200
Total operating lease payments	1,167
Less interest	(74)
Present value of lease payments	$1,093

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

Lessor arrangements

The Company's monitoring services and maintenance agreements within its electronic security business that include subscriber system assets for which the Company retains ownership contain both lease and nonlease components. The Company has elected the practical expedient to combine lease and nonlease components for these arrangements where the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately. The Company has concluded that in these arrangements the nonlease components are the predominant characteristic, and as a result, the combined component is accounted for under the revenue guidance.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

7.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2020	September 30, 2019

Raw materials and supplies	$646	$588
Work-in-process	177	176
Finished goods	1,207	1,050
Inventories	$2,030	$1,814

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended March 31, 2020 were as follows (in millions):

		Business Acquisitions	Currency Translation and Other
	September 30,			March 31,
	2019			2020

Building Solutions North America	$9,588	$—	$(45)	$9,543
Building Solutions EMEA/LA	1,849	20	(15)	1,854
Building Solutions Asia Pacific	1,194	—	(23)	1,171
Global Products	5,547	19	(62)	5,504
Total	$18,178	$39	$(145)	$18,072

At September 30, 2019, accumulated goodwill impairment charges included $47 million related to the Building Solutions EMEA/LA - Latin America reporting unit.

The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic and its impact on each of the Company’s reporting units’ performance. Based on the Company’s assessment of its market capitalization, forecasts and the amount of excess of fair value over the carrying value of the reporting units in the fiscal 2019 annual test, the Company concluded a triggering event did not occur during the quarter ended March 31, 2020. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	March 31, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,306	$(427)	$879	$1,307	$(370)	$937
Customer relationships	2,704	(854)	1,850	2,722	(759)	1,963
Miscellaneous	618	(240)	378	584	(224)	360
Total definite-lived intangible assets	4,628	(1,521)	3,107	4,613	(1,353)	3,260
Indefinite-lived intangible assets
Trademarks/trade names	2,205	—	2,205	2,282	—	2,282
Miscellaneous	79	—	79	90	—	90
	2,284	—	2,284	2,372	—	2,372
Total intangible assets	$6,912	$(1,521)	$5,391	$6,985	$(1,353)	$5,632

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Indefinite-lived intangible assets primarily consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method. During the second quarter of fiscal 2020, the Company determined that it had a triggering event requiring assessment of impairment for certain of its indefinite-lived intangible assets due to declines in revenue directly attributable to the COVID-19 pandemic. As a result, the Company recorded an impairment charge of $62 million related primarily to the Company's retail business indefinite-lived intangible assets within restructuring and impairment costs in the consolidated statements of income in the second quarter of fiscal 2020. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, discount rates and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the indefinite-lived intangible assets, would require the Company to record an additional non-cash impairment charge.

Amortization of other intangible assets included within continuing operations for the three month periods ended March 31, 2020 and 2019 was $97 million and $98 million, respectively. Amortization of other intangible assets included within continuing operations for the six month periods ended March 31, 2020 and 2019 was $193 million and $195 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2021, 2022, 2023, 2024 and 2025 will be approximately $392 million, $390 million, $382 million, $363 million and $346 million per year, respectively.

9.	Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to restructuring plans as necessary.

In the first quarter of fiscal 2020, the Company committed to a significant restructuring plan ("2020 Plan") and recorded $111 million of restructuring and impairment costs in the consolidated statements of income. This was the total amount incurred to date. The restructuring actions related primarily to cost reduction initiatives. The costs consist primarily of workforce reductions, plant closures and asset impairments. Of the restructuring and impairment costs recorded, $87 million related to the Global Products segment, $10 million related to the Building Solutions Asia Pacific segment, $8 million related to the Building Solutions North America segment and $6 million related to the Building Solutions EMEA/LA segment. The restructuring actions are expected to be substantially complete in fiscal 2020.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

The following table summarizes the changes in the Company’s 2020 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$54	$54	$3	$111
Utilized—cash	(8)	—	—	(8)
Utilized—noncash	—	(54)	—	(54)
Balance at December 31, 2019	$46	$—	$3	$49
Utilized—cash	(24)	—	(1)	(25)
Balance at March 31, 2020	$22	$—	$2	$24

In the second quarter of fiscal 2020, the Company recorded $62 million of restructuring and impairment costs in the consolidated statements of income for indefinite-lived intangible asset impairments. Refer to Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further information regarding the indefinite-lived intangibles impairments.

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
March 31, 2020
(unaudited)

The following table summarizes the changes in the Company’s 2018 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$209	$42	$12	$—	$263
Utilized—cash	(45)	—	(2)	—	(47)
Utilized—noncash	—	(42)	—	—	(42)
Balance at September 30, 2018	$164	$—	$10	$—	$174
Utilized—cash	(61)	—	(6)	—	(67)
Utilized—noncash	—	—	—	(1)	(1)
Transfer to liabilities held for sale	(4)	—	—	—	(4)
Balance at September 30, 2019	$99	$—	$4	$(1)	$102
Utilized—cash	(21)	—	—	—	(21)
Utilized—noncash	—	—	—	1	1
Adoption of ASC 842[1]	—	—	(4)	—	(4)
Balance at March 31, 2020	$78	$—	$—	$—	$78

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
March 31, 2020
(unaudited)

The following table summarizes the changes in the Company’s 2017 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Currency Translation	Total

Original reserve	$276	$77	$14	$—	$367
Utilized—cash	(75)	—	—	—	(75)
Utilized—noncash	—	(77)	(1)	—	(78)
Adjustment to restructuring reserves	25	—	—	—	25
Balance at September 30, 2017	$226	$—	$13	$—	$239
Utilized—cash	(152)	—	(6)	—	(158)
Utilized—noncash	—	—	—	(1)	(1)
Balance at September 30, 2018	$74	$—	$7	$(1)	$80
Utilized—cash	(11)	—	(2)	—	(13)
Utilized—noncash	—	—	—	(3)	(3)
Transfer to liabilities held for sale	(3)	—	—	—	(3)
Balance at September 30, 2019	$60	$—	$5	$(4)	$61
Utilized—cash	(25)	—	—	—	(25)
Adoption of ASC 842[1]	—	—	(5)	—	(5)
Balance at March 31, 2020	$35	$—	$—	$(4)	$31

1Represents liability for facility closings recorded as an offset to right-of-use asset upon adoption of ASC 842.

The Company's fiscal 2020, 2018 and 2017 restructuring plans included workforce reductions of approximately 11,200 employees (9,000 for the Building Technologies & Solutions business and 2,200 for Corporate). Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2020, approximately 9,600 of the employees have been separated from the Company pursuant to the restructuring plans. In addition, the restructuring plans included nine plant closures in the Building Technologies & Solutions business. As of March 31, 2020, eight of the nine plants have been closed.

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended March 31, 2020, the Company's effective tax rate for continuing operations was 5% and was lower than the statutory tax rate of 12.5% primarily due to tax audit reserve adjustments and the benefits of continuing global tax planning initiatives, partially offset by tax rate differentials. For the six months ended March 31, 2020, the Company's effective tax rate for continuing operations was 15% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform and tax rate differentials, partially offset by tax audit reserve adjustments and the benefits of continuing global tax planning initiatives. For the three months ended March 31, 2019, the Company's effective tax rate for continuing operations was 15% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2019, the Company's effective tax rate for continuing operations was 27% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments as a result of tax law changes and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2019, the Company had gross tax effected unrecognized tax benefits of $2,451 million, of which $2,121 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2019 was approximately $181 million (net of tax benefit). The interest and penalties accrued during the six months ended March 31, 2020 were approximately $35 million (net of tax benefit). Interest and penalties accrued during the six months ended March 31, 2019 were approximately $31 million (net of tax benefit). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the second quarter of fiscal 2020, tax audit resolutions resulted in a $22 million net benefit to income tax expense.

In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2018
China	2008 - 2016
Germany	2007 - 2016
Taiwan	2017 - 2018
United Kingdom	2014 - 2015, 2017

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

Impacts of Tax Legislation

On March 27, 2020, in response to the COVID-19 pandemic, the “Coronavirus Aid, Relief and Economic Security Act” (“CARES”) was signed into law by the President of the United States.  The CARES Act includes, among other things, U.S. corporate income tax provisions related to net operating loss carryback periods, alternative minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property.  A majority of non-U.S. countries have also introduced various COVID-19 related corporate income tax relief provisions. The Company does not expect either the U.S. or non-U.S. corporate income tax provisions to have a material effect on its financial statements.

In the first quarter of fiscal 2020, the Company recorded a noncash discrete tax charge of $30 million due to the remeasurement of deferred tax assets and liabilities related to Switzerland and the canton of Schaffhausen. On September 28, 2018, the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which was subsequently approved by the Swiss electorate on May 19, 2019. During the fourth quarter of fiscal 2019, the Swiss Federal Council enacted TRAF which became effective for the Company on January 1, 2020. The impacts of the federal enactment did not have a material impact to the Company’s financial statements. TRAF also provides for parameters which enable the Swiss cantons to adjust tax rates and establish new regulations for companies. As of September 30, 2019, the canton of Schaffhausen had not concluded its public referendum; however, the enactment did occur during the first quarter of fiscal 2020.

During the six months ended March 31, 2020 and 2019, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

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

In the second quarter of fiscal 2020, the Company recorded $62 million of significant restructuring and impairment costs. Refer to Note 8, "Goodwill and Other Intangible Assets," and Note 9, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The restructuring costs generated a $4 million tax benefit, which reflects the Company’s current tax position in the impacted jurisdictions.

11.	Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Interest cost	$19	$25	37	50
Expected return on plan assets	(46)	(46)	(90)	(92)
Net periodic benefit credit	$(27)	$(21)	$(53)	$(42)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Service cost	$7	$6	$13	$11
Interest cost	9	12	18	26
Expected return on plan assets	(29)	(25)	(56)	(52)
Amortization of prior service cost	1	—	1	—
Settlement loss	—	1	—	1
Net periodic benefit credit	$(12)	$(6)	$(24)	$(14)

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Service cost	$—	$1	$—	$1
Interest cost	1	1	2	3
Expected return on plan assets	(2)	(3)	(4)	(5)
Amortization of prior service credit	—	—	(1)	—
Net periodic benefit credit	$(1)	$(1)	$(3)	$(1)

12.	Debt and Financing Arrangements

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three and six months ended March 31, 2020 and 2019 contained the following components (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Interest expense, net of capitalized interest costs	$62	$97	$124	$188
Banking fees and bond cost amortization	5	7	10	13
Interest income	(5)	(6)	(18)	(13)
Net foreign exchange results for financing activities	(3)	—	(5)	(5)
Net financing charges	$59	$98	$111	$183

In April 2020, the Company entered into various European financing arrangements totaling $675 million which are due in September 2020 and $575 million of bank term loans which are due in April 2021.

In March 2020, the Company retired $500 million in principal amount, plus accrued interest, of its 5.0% fixed rate notes that expired in March 2020.

In December 2019, the Company entered into a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2020.  As of March 31, 2020, there were no draws on the facilities.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

In December 2019, the Company terminated its syndicated 5-year $2 billion committed revolving credit facility and four 364-day revolving credit facilities with total committed capacity of $750 million.

13.	Stock-Based Compensation

On September 2, 2016, the shareholders of the Company approved amendments to the Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"). The types of awards authorized by the Plan comprise of stock options, stock appreciation rights, performance shares, performance units and other stock-based compensation awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the six month periods ended March 31, 2020 and 2019 is presented below:

	Six Months Ended March 31,
	2020		2019
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	1,347,310	$7.29	1,741,510	$5.56
Restricted stock/units	1,864,026	41.55	2,307,864	33.43
Performance shares	476,939	42.48	583,989	36.28

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

	Six Months Ended March 31,
	2020	2019
Expected life of option (years)	6.5	6.4
Risk-free interest rate	1.67%	2.77%
Expected volatility of the Company’s stock	22.4%	21.8%
Expected dividend yield on the Company’s stock	2.49%	3.29%

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

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

	Six Months Ended March 31,
	2020	2019
Risk-free interest rate	1.60%	2.76%
Expected volatility of the Company’s stock	21.8%	22.9%

14.	Earnings Per Share

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Income Available to Ordinary Shareholders
Income from continuing operations	$213	$240	$372	$347
Income from discontinued operations	—	275	—	523
Basic and diluted income available to shareholders	$213	$515	$372	$870

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	754.8	902.5	762.4	912.1
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2.3	3.4	3.2	3.5
Diluted weighted average shares outstanding	757.1	905.9	765.6	915.6

Antidilutive Securities
Options to purchase shares	1.4	2.2	0.8	2.4

15.	Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, December 31,	$19,329	$1,102	$20,431	$20,102	$1,305	$21,407
Total comprehensive income (loss):
Net income	213	23	236	515	43	558
Foreign currency translation adjustments	(471)	(23)	(494)	114	3	117
Realized and unrealized gains (losses) on derivatives	(10)	—	(10)	14	3	17
Other comprehensive income (loss)	(481)	(23)	(504)	128	6	134
Comprehensive income (loss)	(268)	—	(268)	643	49	692

Other changes in equity:
Cash dividends—ordinary shares	(194)	—	(194)	(235)	—	(235)
Dividends attributable to noncontrolling interests	—	(98)	(98)	—	(89)	(89)
Repurchases and retirements of ordinary shares	(816)	—	(816)	(533)	—	(533)
Other, including options exercised	33	—	33	59	—	59
Ending balance, March 31,	$18,084	$1,004	$19,088	$20,036	$1,265	$21,301

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

	Six Months Ended March 31, 2020			Six Months Ended March 31, 2019
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30,	$19,766	$1,063	$20,829	$21,164	$1,294	$22,458
Total comprehensive income:
Net income	372	55	427	870	87	957
Foreign currency translation adjustments	(220)	(13)	(233)	(13)	12	(1)
Realized and unrealized gains (losses) on derivatives	(5)	2	(3)	15	4	19
Pension and postretirement plans	(1)	—	(1)	—	—	—
Other comprehensive income (loss)	(226)	(11)	(237)	2	16	18
Comprehensive income	146	44	190	872	103	975

Other changes in equity:
Cash dividends—ordinary shares	(395)	—	(395)	(475)	—	(475)
Dividends attributable to noncontrolling interests	—	(103)	(103)	—	(132)	(132)
Repurchases and retirements of ordinary shares	(1,467)	—	(1,467)	(1,000)	—	(1,000)
Adoption of ASC 606	—	—	—	(45)	—	(45)
Adoption of ASU 2016-16	—	—	—	(546)	—	(546)
Adoption of ASC 842	(5)	—	(5)	—	—	—
Other, including options exercised	39	—	39	66	—	66
Ending balance, March 31,	$18,084	$1,004	$19,088	$20,036	$1,265	$21,301

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

For the three and six months ended March 31, 2020, the Company repurchased and retired $816 million and $1,467 million of its ordinary shares, respectively. For the three and six months ended March 31, 2019, the Company repurchased $533 million and $1 billion of its ordinary shares, respectively, which were retired in the fourth quarter of fiscal 2019. As of March 31, 2020, approximately $3.1 billion remains available under the share repurchase program. In order to enhance liquidity resources in response to business uncertainty related to the COVID-19 pandemic, in March 2020 the Company made the decision to suspend its share repurchase program.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

The following schedules present changes in accumulated other comprehensive income ("AOCI") attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended March 31,
	2020	2019

Foreign currency translation adjustments ("CTA")
Balance at beginning of period	$(534)	$(1,066)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	(471)	114
Balance at end of period	(1,005)	(952)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	3	(12)
Current period changes in fair value (net of tax effect of $(3) and $6)	(8)	12
Reclassification to income (net of tax effect of $0 and $2) *	(2)	2
Balance at end of period	(7)	2

Pension and postretirement plans
Balance at beginning of period	(9)	(2)
Reclassification to income (net of tax effect of $0 and $0)	—	—
Balance at end of period	(9)	(2)

Accumulated other comprehensive loss, end of period	$(1,021)	$(952)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

	Six Months Ended March 31,
	2020	2019

CTA
Balance at beginning of period	$(785)	$(939)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	(220)	(13)
Balance at end of period	(1,005)	(952)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(2)	(13)
Current period changes in fair value (net of tax effect of $(1) and $4)	(3)	8
Reclassification to income (net of tax effect of $0 and $3) *	(2)	7
Balance at end of period	(7)	2

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	—	8
Adoption of ASU 2016-01 **	—	(8)
Balance at end of period	—	—

Pension and postretirement plans
Balance at beginning of period	(8)	(2)
Reclassification to income (net of tax effect of $0 and $0)	(1)	—
Balance at end of period	(9)	(2)

Accumulated other comprehensive loss, end of period	$(1,021)	$(952)

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

Cash Flow Hedges

The Company has global operations and participates in the foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange hedge contracts. The Company hedges 70% to 90% of the notional amount of each of its known foreign exchange transactional exposures.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and six months ended March 31, 2020 and 2019.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	March 31, 2020	September 30, 2019

Copper	3,719	3,561
Aluminum	2,921	2,967

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At March 31, 2020 and September 30, 2019, the Company had 888 million euro, 750 million euro, 423 million euro and 54 million euro in bonds designated as net investment hedges in the Company's net investment in Europe and 25 billion yen of foreign denominated debt designated as net investment hedge in the Company's net investment in Japan.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2020 and September 30, 2019, the Company hedged approximately 1.4 million shares of its ordinary shares, which have a cost basis of $60 million.

The Company also holds certain foreign currency forward contracts for which hedge accounting treatment was not elected. The change in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	September 30,
	2020	2019	2020	2019
Other current assets
Foreign currency exchange derivatives	$14	$16	$13	$19
Other noncurrent assets
Equity swap	—	—	38	62
Total assets	$14	$16	$51	$81

Other current liabilities
Foreign currency exchange derivatives	$22	$23	$27	$—
Commodity derivatives	4	1	—	—
Long-term debt
Foreign currency denominated debt	2,556	2,544	—	—
Total liabilities	$2,582	$2,568	$27	$—

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	March 31,	September 30,	March 31,	September 30,
	2020	2019	2020	2019
Gross amount recognized	$65	$97	$2,609	$2,568
Gross amount eligible for offsetting	(15)	(11)	(15)	(11)
Net amount	$50	$86	$2,594	$2,557

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three and six months ended March 31, 2020 and 2019 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Foreign currency exchange derivatives	$(7)	$9	$2	$9
Commodity derivatives	(4)	9	(3)	3
Total	$(11)	$18	$(1)	$12

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three and six months ended March 31, 2020 and 2019 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2020	2019	2020	2019
Foreign currency exchange derivatives	Cost of sales	$2	$2	$3	$2
Foreign currency exchange derivatives	Income from discontinued operations	—	(1)	—	—
Commodity derivatives	Cost of sales	—	(1)	(1)	(3)
Commodity derivatives	Income from discontinued operations	—	(4)	—	(9)
Total		$2	$(4)	$2	$(10)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three and six months ended March 31, 2020 and 2019 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2020	2019	2020	2019
Foreign currency exchange derivatives	Cost of sales	$4	$(2)	$4	$(6)
Foreign currency exchange derivatives	Net financing charges	(10)	(3)	49	(24)
Foreign currency exchange derivatives	Income from discontinued operations	—	28	—	54
Equity swap	Selling, general and administrative	(20)	12	(24)	3
Total		$(26)	$35	$29	$27

The pre-tax gains on net investment hedges recorded in CTA within other comprehensive income (loss) were $46 million and $50 million for the three months ended March 31, 2020 and 2019, respectively. The pre-tax gains (losses) on net investment hedges recorded in CTA within other comprehensive income (loss) were $(12) million and $84 million for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020 and 2019, no gains or losses were reclassified from CTA into income.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2020 and September 30, 2019 (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$—	$27	$—
Exchange traded funds (fixed income)[1]	38	38	—	—
Other noncurrent assets
Deferred compensation plan assets	54	54	—	—
Exchange traded funds (fixed income)[1]	114	114	—	—
Exchange traded funds (equity)[1]	99	99	—	—
Equity swap	38	—	38	—
Total assets	$370	$305	$65	$—
Other current liabilities
Foreign currency exchange derivatives	$49	$—	$49	$—
Commodity derivatives	4	—	4	—
Total liabilities	$53	$—	$53	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

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

Deferred compensation plan assets: Assets held in the deferred compensation plans will be used to pay benefits under certain of the Company's non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges and are valued using a market approach based on the quoted market prices. During the three months ended March 31, 2020 and 2019, the Company recognized unrealized gains (losses) of $(10) million and $7 million, respectively, in the consolidated statements of income on these investments that were still held as of March 31, 2020 and 2019, where they offset unrealized gains and losses on the related deferred compensation plan liability. During the six months ended March 31, 2020 and 2019, the Company recognized unrealized gains (losses) of $(7) million and $(2) million, respectively, in the consolidated statements of income on these investments that were still held as of March 31, 2020 and 2019, where they offset unrealized gains and losses on the related deferred compensation plan liability.

Investments in marketable common stock and exchange traded funds: Investments in marketable common stock and exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. During the three months ended March 31, 2020 and 2019, the Company recognized unrealized gains (losses) of $(32) million and $21 million, respectively, in the consolidated statements of income on these investments that were still held as of March 31, 2020 and 2019. Of these amounts, $(32) million and $20 million, respectively, of gains (losses) related to restricted investments. During the six months ended March 31, 2020 and 2019, the Company recognized unrealized gains (losses) of $(22) million and $(1) million, respectively, in the consolidated statements of income

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

on these investments that were still held as of March 31, 2020 and 2019, all of which related to restricted investments. Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At March 31, 2020, the fair value of long-term debt was $7.0 billion, including public debt of $6.8 billion, which was determined primarily using market quotes classified as Level 1 inputs within the ASC 820 fair value hierarchy and other long-term debt of $0.2 billion, which was determined based on quoted market prices for similar instruments classified as Level 2 inputs within the ASC 820 fair value hierarchy. At September 30, 2019, the fair value of long-term debt was $7.6 billion, including public debt of $7.4 billion, which was determined primarily using market quotes and other long-term debt of $0.2 billion, which was determined based on quoted market prices for similar instruments.

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

At March 31, 2020 and 2019, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

Refer to Note 8, "Goodwill and Other Intangible Assets," and Note 9, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further information regarding the indefinite-lived intangibles impairment charges recorded in the second quarter of fiscal 2020.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Building Solutions North America	$2,175	$2,187	$4,342	$4,303
Building Solutions EMEA/LA	850	878	1,778	1,785
Building Solutions Asia Pacific	525	628	1,154	1,241
Global Products	1,894	2,086	3,746	3,914
Total net sales	$5,444	$5,779	$11,020	$11,243

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

	Segment EBITA
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Building Solutions North America	$251	$257	$509	$507
Building Solutions EMEA/LA	85	80	175	157
Building Solutions Asia Pacific	65	76	137	142
Global Products	216	251	419	441
Total segment EBITA	$617	$664	$1,240	$1,247

Corporate expenses	$(118)	$(167)	$(236)	$(303)
Amortization of intangible assets	(97)	(98)	(193)	(195)
Restructuring and impairment costs	(62)	—	(173)	—
Net mark-to-market adjustments	(32)	20	(22)	(1)
Net financing charges	(59)	(98)	(111)	(183)
Income from continuing operations before income taxes	$249	$321	$505	$565

20.	Guarantees

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, including extended warranties for which deferred revenue is recorded, for the six months ended March 31, 2020 and 2019 were as follows (in millions):

	Six Months Ended March 31,
	2020	2019

Balance at beginning of period	$285	$315
Accruals for warranties issued during the period	49	48
Accruals related to pre-existing warranties	(3)	(9)
Settlements made (in cash or in kind) during the period	(41)	(51)
Currency translation	(1)	1
Balance at end of period	$289	$304

21.	Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of March 31, 2020, reserves for environmental liabilities for continuing operations totaled $143 million, of which $52 million was recorded within other current liabilities and $91 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $159 million at September 30, 2019, of which $52 million was recorded within other current liabilities and $107 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. Tyco Fire Products voluntarily responded to the WDNR’s letter to request additional necessary information. On October 16, 2019, the WDNR issued a “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. regarding the WDNR’s July 3, 2019 letter. The letter stated that “if you fail to take the actions required by Wis. Stat. § 292.11 to address this contamination, the DNR will move forward under Wis. Stat. § 292.31 to implement the SI workplan and evaluate further environmental enforcement actions and cost recovery under Wis. Stat. § 292.31(8).” The WDNR issued a further letter regarding the issue on November 4, 2019. In February 2020, the WDNR sent a letter to Tyco Fire Products and Johnson Controls, Inc. further directing the expansion of the evaluation of PFAS in the Marinette region to include investigation activities south and west of the previously defined FTC study area. Tyco Fire Products and Johnson Controls, Inc. believe that they have complied with all applicable environmental laws and regulations. The Company cannot predict what regulatory or enforcement actions, if any, might result from the WDNR’s actions, or the consequences of any such actions.

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

Potential environmental liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At March 31, 2020 and September 30, 2019, the Company recorded conditional asset retirement obligations for continuing operations of $30 million.

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

As of March 31, 2020, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $165 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $498 million, of

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

which $50 million was recorded in other current liabilities and $448 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $333 million, of which $62 million was recorded in other current assets, and $271 million was recorded in other noncurrent assets. Assets included $13 million of cash and $251 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at March 31, 2020 was $69 million. As of September 30, 2019, the Company's estimated asbestos related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $141 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $507 million, of which $50 million was recorded in other current liabilities and $457 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $366 million, of which $46 million was recorded in other current assets, and $320 million was recorded in other noncurrent assets. Assets included $16 million of cash and $273 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2019 was $77 million.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At March 31, 2020 and September 30, 2019, the insurable liabilities totaled $363 million and $379 million, respectively, of which $85 million and $99 million was recorded within other current liabilities, $22 million and $22 million was recorded within accrued compensation and benefits, and $256 million and $258 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at March 31, 2020 were $23 million, of which $5 million was recorded within other current assets and $18 million was recorded within other noncurrent assets, respectively. The amount of such receivables recorded at September 30, 2019 were $23 million, of which $5 million was recorded within other current assets and $18 million was recorded within other noncurrent assets, respectively. The Company maintains captive insurance companies to manage its insurable liabilities.

Aqueous Film-Forming Foam ("AFFF") Litigation

Two of the Company's subsidiaries, Chemguard and Tyco Fire Products, have been named, along with other defendant manufacturers, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the "DOD") and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products manufactured by defendants contain or break down into the chemicals PFOS and PFOA and/or other PFAS compounds and that the use of these products by others at various airbases, airports and other sites resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports, airbases and other sites. PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued binding regulatory limits, but has stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. While those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.
Plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, diminution in property values, investigation and remediation costs, and natural resources damages, and also seek punitive damages and injunctive relief to address remediation of the alleged contamination.

In September 2018, Tyco Fire Products and Chemguard filed a Petition for Multidistrict Litigation with the United States Judicial Panel on Multidistrict Litigation (“JPML”) seeking to consolidate all existing and future federal cases into one jurisdiction. On December 7, 2018, the JPML issued an order transferring various AFFF cases to a multi-district litigation (“MDL”) before the United States District Court for the District of South Carolina. Additional cases have been identified for transfer to or are being directly filed in the MDL.

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 27 putative class actions in federal courts originating from Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, Washington New Hampshire, South Carolina, the District of Columbia, Guam, West Virginia, and Michigan. All but one of these cases has been transferred to the MDL, and it is anticipated that the newly filed Stengel case will be transferred. The following putative class actions were filed since the beginning of fiscal year 2020:

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

•	Aguon et al. v. The 3M Company et al., filed October 3, 2019, in the United States District Court, District of Guam.

•	County of Rockland [New York] et al. v. 3M Company et al., filed February 4, 2020, in the United States District Court, District of South Carolina.

•	City of Millington et al. v. 3M Company et al., filed February 25, 2020, in the United States District Court, District of Columbia.

•	Stengel et al. v. 3M Company et al., filed April 29, 2020, in the United States District Court for the Northern District of West Virginia.

AFFF Individual or Mass Actions

There are approximately 585 individual or “mass” actions pending in federal court in Colorado (41 cases), New York (4 cases), Pennsylvania (11 cases), New Mexico (2 cases) and South Carolina (527 cases direct filed from various U.S. jurisdictions) against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York, 15 plaintiffs in Pennsylvania, two plaintiffs in New Mexico, and more than 500 plaintiffs from various states who direct-filed complaints in South Carolina. These matters have been transferred to or directly-filed in the MDL. Many of the additional filed actions were directly filed in South Carolina by plaintiffs who were among the 660 plaintiffs the Company had previously disclosed to have made filings in Pennsylvania state court. The Company anticipates that the remainder of the possible individual product liability claims filed in Pennsylvania state court will either soon be filed in the MDL (and that all such claims in state court will be dismissed accordingly) or will be dismissed in Pennsylvania without a corresponding filing in South Carolina.

AFFF Municipal Cases

Chemguard and Tyco Fire Products are also defendants in 38 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Arizona, California, Colorado, Florida, Massachusetts, New Jersey, New York, Maryland, Ohio, Pennsylvania and several municipalities or water providers from various states who direct-filed complaints in South Carolina. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property. The following municipal actions were filed since the beginning of fiscal year 2020:

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

•	South Adams County Water & Sanitation District v. The 3M Company et al., filed December 20, 2019, in the MDL pending in the United States District Court, District of South Carolina.

•	Town of Southampton v. The 3M Company et al., filed December 17, 2019, in the MDL pending in the United States District Court, District of South Carolina.

•	Fairbanks North Star Borough v. 3M Company, et al., filed January 31, 2020, in the MDL pending in the United States District Court, District of South Carolina.

•	England Economic and Industrial Development District v. 3M Company et al., filed February 20, 2020, in the MDL pending in the United States District Court, District of South Carolina.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

In May 2018, the Company was also notified by the Widefield Water and Sanitation District in Colorado Springs, Colorado that it may assert claims regarding its remediation costs in connection with PFOS and PFOA contamination allegedly resulting from the use of those products at the Peterson Air Force Base.

State or U.S. Territory Attorneys General Litigation related to AFFF

In June 2018, the State of New York filed a lawsuit in New York state court (State of New York v. The 3M Company et al No. 904029-18 (N.Y. Sup. Ct., Albany County)) against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at locations across New York, including Stewart Air National Guard Base in Newburgh and Gabreski Air National Guard Base in Southampton, Plattsburgh Air Force Base in Plattsburgh, Griffiss Air Force Base in Rome, and unspecified “other” sites throughout the State. The lawsuit seeks to recover costs and natural resource damages associated with contamination at these sites. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL.

In February 2019, the State of New York filed a second lawsuit in New York state court (State of New York v. The 3M Company et al (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at additional locations across New York. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL. In July 2019, the State of New York filed a third lawsuit in New York state court (State of New York v. The 3M Company et al (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at further additional locations across New York. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL. In November 2019, the State of New York filed a fourth lawsuit in New York state court (State of New York v. The 3M Company et al (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at further additional locations across New York. This suit has been removed to federal court and transferred to the MDL.

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
March 31, 2020
(unaudited)

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

Other AFFF Matters

In March 2020, the Kalispel Tribe of Indians (a federally recognized Tribe) and two tribal corporations filed a lawsuit in the United States District Court for the Eastern District of Washington against a number of manufacturers, including affiliates of the Company, and the United States with respect to PFAS contamination allegedly resulting from the use and disposal of AFFF by the United States Air Force at and around Fairchild Air Force Base in eastern Washington. This case has been transferred to the MDL.

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
March 31, 2020
(unaudited)

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

The net sales to and purchases from related parties included in the consolidated statements of income for continuing operations were $38 million and $10 million, respectively, for the three months ended March 31, 2020; and $54 million and $16 million, respectively, for the three months ended March 31, 2019. The net sales to and purchases from related parties included in the consolidated statements of income for continuing operations were $83 million and $22 million, respectively, for the six months ended March 31, 2020; and $97 million and $30 million, respectively, for the six months ended March 31, 2019.

The following table sets forth the amount of accounts receivable due from and payable to related parties in the consolidated statements of financial position for continuing operations (in millions):

	March 31, 2020	September 30, 2019

Receivable from related parties	$37	$34
Payable to related parties	4	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: Johnson Controls’ ability to manage general economic, business and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as the merger with Tyco and the disposition of the Power Solutions business, changes in tax laws (including but not limited to the Tax Cuts and Jobs Act enacted in December 2017), regulations, rates, policies or interpretations, the loss of key senior management, the tax treatment of recent portfolio transactions, significant transaction costs and/or unknown liabilities associated with such transactions, the outcome of actual or potential litigation relating to such transactions, the risk that disruptions from recent transactions will harm Johnson Controls’ business, the strength of the U.S. or other economies, changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions, energy and commodity prices, the availability of raw materials and component products, currency exchange rates, maintaining the capacity, reliability and security of our information technology infrastructure, the risk of infringement or expiration of intellectual property rights, work stoppages, union negotiations, labor disputes and other matters associated with the labor force, the outcome of litigation and governmental proceedings and cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2019 filed with the United States Securities and Exchange Commission ("SEC") on November 21, 2019, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2019 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 21, 2019. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended March 31, 2020 compared to the three months ended March 31, 2019, while "Year-to-Date" refers to the six months ended March 31, 2020 compared to the six months ended March 31, 2019.

Impact of COVID-19 pandemic

The global outbreak of COVID-19 has severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. The Company’s affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions have, and may in the future prevent the Company from accessing the facilities of its customers to deliver and install products, provide services and complete maintenance. While a substantial portion of the Company businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, some of its facilities have nevertheless been ordered to close in certain jurisdictions.

In the second quarter of fiscal 2020, the Company experienced a temporary reduction of its manufacturing and operating capacity in China as a result of government-mandated actions to control the spread of COVID-19. Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions, which has resulted in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products. In addition, the Company has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences).

The Company has experienced a recent decline in demand and volumes in its global businesses as a result of the impact of efforts to contain the spread of COVID-19. In addition, the Company’s customers may choose to delay or abandon projects on which the Company provides products and/or services.

While the Company has a strong liquidity position as of March 31, 2020, with $1.0 billion of cash and $3.0 billion of revolving credit facilities, given the increasingly uncertain economic environment, the Company took proactive measures in April 2020 to increase near-term financial flexibility, electing to opportunistically raise $675 million via European financing arrangements and $575 million in bank term loans. To further enhance liquidity resources, in March 2020 the Company made the decision to suspend its share repurchase program. Additionally, the Company is executing cost mitigation actions in response to the COVID-19 pandemic, such as short-term furloughing of salaried employees and limiting discretionary spending including Corporate expense.

The extent to which the COVID-19 outbreak impacts the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity, and the actions to contain its impacts on public health and the global economy. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVD-19.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Net sales	$5,444	$5,779	-6%	$11,020	$11,243	-2%

The decrease in consolidated net sales for the three months ended March 31, 2020 was due to lower organic sales ($281 million), the unfavorable impact of foreign currency translation ($63 million) and lower sales due to business divestitures ($5 million), partially offset by acquisitions ($14 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales decreased 5% as compared to the prior year due to the unfavorable impact of the COVID-19 pandemic. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

The decrease in consolidated net sales for the six months ended March 31, 2020 was due to lower organic sales ($143 million), the unfavorable impact of foreign currency translation ($90 million) and lower sales due to business divestitures ($12 million), partially offset by acquisitions ($22 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales decreased 1% as compared to the prior year due to the unfavorable impact of the COVID-19 pandemic. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Cost of sales	$3,643	$3,935	-7%	$7,416	$7,674	-3%
Gross profit	1,801	1,844	-2%	3,604	3,569	1%
% of sales	33.1%	31.9%		32.7%	31.7%

Cost of sales and gross profit decreased for the three month period ended March 31, 2020, and gross profit as a percentage of sales increased by 120 basis points. Gross profit decreased due to organic sales declines due to the unfavorable impact of the COVID-19 pandemic. Foreign currency translation had a favorable impact on cost of sales of approximately $43 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Cost of sales decreased and gross profit increased for the six month period ended March 31, 2020, and gross profit as a percentage of sales increased by 100 basis points. Foreign currency translation had a favorable impact on cost of sales of approximately $60 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Selling, general and administrative expenses	$1,451	$1,458	—%	$2,878	$2,896	-1%
% of sales	26.7%	25.2%		26.1%	25.8%

Selling, general and administrative expenses ("SG&A") for the three month period ended March 31, 2020 decreased $7 million, and SG&A as a percentage of sales increased by 150 basis points. The decrease in SG&A was primarily due to a reduction in discretionary spend in the current quarter and a favorable impact of foreign currency translation, partially offset by unfavorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments. The Company is executing cost mitigation actions in response to the COVID-19 pandemic. Foreign currency translation had a favorable impact on SG&A of $12 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

SG&A for the six month period ended March 31, 2020 decreased $18 million, and SG&A as a percentage of sales increased by 30 basis points. The decrease in SG&A was primarily due to a reduction in discretionary spend in the current year and a favorable impact of foreign currency translation, partially offset by unfavorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments. The Company is executing cost mitigation actions in response to the COVID-19 pandemic. Foreign currency translation had a favorable impact on SG&A of $19 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Restructuring and impairment costs	$62	$—	*	$173	$—	*

* Measure not meaningful

Refer to Note 9, "Significant Restructuring and Impairment Costs," Note 8, "Goodwill and Other Intangible Assets," and Note 18, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Net financing charges	$59	$98	-40%	$111	$183	-39%

Refer to Note 12, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Equity income	$20	$33	-39%	$63	$75	-16%

The decrease in equity income for the three months ended March 31, 2020 was primarily due to lower income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture primarily due to unfavorable impact of the COVID-19 pandemic. Foreign currency translation had an unfavorable impact on equity income of $1 million for the three months ended March 31, 2020. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

The decrease in equity income for the six months ended March 31, 2020 was primarily due to lower income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture primarily due to unfavorable impact of the COVID-19 pandemic. Foreign currency translation had an unfavorable impact on equity income of $2 million for the six months ended March 31, 2020. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Income tax provision	$13	$47	-72%	$78	$155	-50%
Effective tax rate	5%	15%		15%	27%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended March 31, 2020, the Company's effective tax rate for continuing operations was 5% and was lower than the statutory tax rate of 12.5% primarily due to tax audit reserve adjustments and the benefits of continuing global tax planning initiatives, partially offset by tax rate differentials. For the six months ended March 31, 2020, the Company's effective tax rate for continuing operations was 15% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform and tax rate differentials, partially offset by tax audit reserve adjustments and the benefits of continuing global tax planning initiatives. For the three months ended March 31, 2019, the Company's effective tax rate for continuing operations was 15% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2019, the Company's effective tax rate for continuing operations was 27% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments as a result of tax law changes and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. The effective tax rate for the six months ended March 31, 2020 decreased as compared to the six months ended March 31, 2019 primarily due to the discrete tax items. Refer to Note 10, "Income Taxes," of the notes to consolidated financial statements for further details.

Income From Discontinued Operations, Net of Tax

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Income from discontinued operations, net of tax	$—	$284	*	$—	$547	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Income from continuing operations attributable to noncontrolling interests	$23	$34	-32%	$55	$63	-13%
Income from discontinued operations attributable to noncontrolling interests	—	9	*	—	24	*

* Measure not meaningful

The decrease in income from continuing operations attributable to noncontrolling interests for the three and six months ended March 31, 2020 was primarily due to lower net income as a result of the COVID-19 pandemic at certain partially-owned affiliates within the Global Products segment.

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Net Income Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Net income attributable to Johnson Controls	$213	$515	-59%	$372	$870	-57%

The decrease in net income attributable to Johnson Controls for the three months ended March 31, 2020 was primarily due to the prior year income from discontinued operations, current year impairment charges and the unfavorable impact of the COVID-19 pandemic. The decrease in net income attributable to Johnson Controls for the six months ended March 31, 2020 was primarily due to the prior year income from discontinued operations, current year restructuring and impairment charges, and the unfavorable impact of the COVID-19 pandemic, partially offset by lower income tax provision and lower net financing charges.

Diluted earnings per share attributable to Johnson Controls for the three months ended March 31, 2020 was $0.28 compared to $0.57 for the three months ended March 31, 2019. Diluted earnings per share attributable to Johnson Controls for the six months ended March 31, 2020 was $0.49 compared to $0.95 for the six months ended March 31, 2019.

Comprehensive Income (Loss) Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Comprehensive income (loss) attributable to Johnson Controls	$(268)	$643	*	$146	$872	-83%

* Measure not meaningful

The increase in comprehensive loss attributable to Johnson Controls for the three months ended March 31, 2020 was due to an increase in other comprehensive loss attributable to Johnson Controls ($609 million) resulting primarily from unfavorable currency translation adjustments and by lower net income attributable to Johnson Controls ($302 million). The year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound, Canadian dollar, euro, Mexican peso and Brazilian real currencies against the U.S. dollar in the current quarter.

The decrease in comprehensive income attributable to Johnson Controls for the six months ended March 31, 2020 was due to lower net income attributable to Johnson Controls ($498 million) and an increase in other comprehensive loss attributable to Johnson Controls ($228 million) resulting primarily from unfavorable currency translation adjustments. The year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the Canadian dollar, Mexican peso and Brazilian real currencies against the U.S. dollar in the current year.

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

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Building Solutions North America	$2,175	$2,187	-1%	$4,342	$4,303	1%
Building Solutions EMEA/LA	850	878	-3%	1,778	1,785	—%
Building Solutions Asia Pacific	525	628	-16%	1,154	1,241	-7%
Global Products	1,894	2,086	-9%	3,746	3,914	-4%
	$5,444	$5,779	-6%	$11,020	$11,243	-2%

Three Months:

•
The decrease in Building Solutions North America was due to lower volumes ($10 million) and the unfavorable impact of foreign currency translation ($2 million). The decrease in volumes was primarily attributed to an increase in installation / services sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Building Solutions EMEA/LA was primarily attributable to the unfavorable impact of foreign currency translation ($33 million), lower volumes due to business divestitures ($3 million) and lower volumes ($2 million), partially offset by incremental sales related to business acquisitions ($10 million). The decrease in volumes was primarily attributed to an increase in services sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Building Solutions Asia Pacific was due to lower volumes ($90 million) and the unfavorable impact of foreign currency translation ($15 million), partially offset by incremental sales related to business acquisitions ($2 million). The decrease in volumes was primarily attributed to an increase in installation / services sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Global Products was due to lower volumes ($179 million), the unfavorable impact of foreign currency translation ($13 million) and lower volumes due to business divestitures ($2 million), partially offset by incremental sales related to business acquisitions ($2 million). The decrease in volumes was primarily attributed to the unfavorable impact of the COVID-19 pandemic.

Year-to-Date:

•
The increase in Building Solutions North America was due to higher volumes ($41 million), partially offset by the unfavorable impact of foreign currency translation ($2 million). The increase in volumes was primarily attributed to an increase in installation / services, partially offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Building Solutions EMEA/LA was primarily attributable to the unfavorable impact of foreign currency translation ($58 million) and lower volumes due to business divestitures ($7 million), partially offset by higher volumes ($43 million) and incremental sales related to business acquisitions ($15 million). The increase in volumes was primarily attributed to an increase in installation / services sales, partially offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Building Solutions Asia Pacific was due to lower volumes ($71 million) and the unfavorable impact of foreign currency translation ($20 million), partially offset by incremental sales related to business acquisitions ($4 million). The decrease in volumes was primarily attributed to an increase in installation / services sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Global Products was due to lower volumes ($156 million), the unfavorable impact of foreign currency translation ($10 million) and lower volumes due to business divestitures ($5 million), partially offset by incremental sales related to business acquisitions ($3 million). The decrease in volumes was primarily attributed to an increase in building management and specialty product sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

Segment EBITA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2020	2019	Change	2020	2019	Change

Building Solutions North America	$251	$257	-2%	$509	$507	—%
Building Solutions EMEA/LA	85	80	6%	175	157	11%
Building Solutions Asia Pacific	65	76	-14%	137	142	-4%
Global Products	216	251	-14%	419	441	-5%
	$617	$664	-7%	$1,240	$1,247	-1%

Three Months:

•
The decrease in Building Solutions North America was due to unfavorable volumes, net of productivity savings and cost mitigation actions ($6 million) and current year integration costs ($2 million), partially offset by prior year integration costs ($2 million). The decrease in volumes was primarily attributed to an increase in installation / services sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

•
The increase in Building Solutions EMEA/LA was due to productivity savings and cost mitigation actions, net of unfavorable volumes ($6 million), higher income due to business acquisitions ($2 million), higher equity income ($2 million) and prior year integration costs ($1 million), partially offset by the unfavorable impact of foreign currency translation ($6 million). The decrease in volumes was primarily attributed to an increase in services sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Building Solutions Asia Pacific was due to unfavorable volumes, net of productivity savings and cost mitigation actions ($10 million) and the unfavorable impact of foreign currency translation ($1 million). The decrease in volumes was primarily attributed to an increase in installation / services sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Global Products was due to unfavorable volumes, net of favorable price / cost, productivity savings and cost mitigation actions ($22 million), lower equity income driven primarily by the unfavorable impact of COVID-19 ($14 million) the unfavorable impact of foreign currency translation ($2 million) and lower income due to business divestitures ($1 million), partially offset by prior year integration costs ($4 million). The decrease in volumes was primarily attributed to the unfavorable impact of the COVID-19 pandemic.

Year-to-Date:

•
The increase in Building Solutions North America was due to prior year integration costs ($5 million), partially offset by current year integration costs ($3 million). Favorable volume, productivity savings and cost mitigation actions were offset by unfavorable mix. The increase in volumes was primarily attributed to an increase in installation / services, partially offset by the unfavorable impact of the COVID-19 pandemic.

•
The increase in Building Solutions EMEA/LA was due to favorable volume, productivity savings and cost mitigation actions ($22 million), higher income due to business acquisitions ($3 million), higher equity income ($2 million) and prior year integration costs ($1 million), partially offset by the unfavorable impact of foreign currency translation ($9 million) and lower income due to business divestitures ($1 million). The increase in volumes was primarily attributed to an increase in installation / services sales, partially offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Building Solutions Asia Pacific was due to unfavorable volumes / mix, net of productivity savings and cost mitigation actions ($5 million) and the unfavorable impact of foreign currency translation ($1 million), partially offset by higher income due to business acquisitions ($1 million). The decrease in volumes was primarily attributed to an increase in installation / services sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

•
The decrease in Global Products was due to unfavorable volumes , net of favorable price / cost, productivity savings and cost mitigation actions ($12 million), lower equity income driven by the unfavorable impact of COVID-19 ($12 million), the unfavorable impact of foreign currency translation ($3 million), lower income due to business acquisitions ($1 million), lower income due to business divestitures ($1 million) and current year integration costs ($1 million), partially offset by prior year integration costs ($8 million). The decrease in volumes was primarily attributed to an increase in building management and specialty product sales being more than offset by the unfavorable impact of the COVID-19 pandemic.

Backlog

The Company’s backlog relating to the Building Technologies & Solutions business is applicable to its sales of systems and services. At March 31, 2020, the backlog was $9.3 billion, of which $9.0 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

In the first quarter of fiscal 2019, the Company adopted ASC 606, “Revenue from Contracts with Customers,” and as a result is required to disclose remaining performance obligations. At March 31, 2020, remaining performance obligations were $14.4 billion, which is $5.1 billion higher than the Company's backlog of $9.3 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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

Liquidity and Capital Resources

Working Capital

	March 31,	September 30,
(in millions)	2020	2019	Change

Current assets	$9,955	$12,393
Current liabilities	(9,509)	(9,070)
	446	3,323	-87%

Less: Cash	(1,006)	(2,805)
Add: Short-term debt	344	10
Add: Current portion of long-term debt	1,086	501
Less: Assets held for sale	(91)	(98)
Add: Liabilities held for sale	39	44
Working capital (as defined)	$818	$975	-16%

Accounts receivable - net	$5,492	$5,770	-5%
Inventories	2,030	1,814	12%
Accounts payable	3,119	3,582	-13%

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

•
The decrease in working capital at March 31, 2020 as compared to September 30, 2019, was primarily due to lower income tax assets, the establishment of an operating lease liability on the balance sheet in the first quarter of fiscal 2020 as a result of the adoption of ASC 842 and a decrease in accounts receivable, partially offset by a decrease in accounts payable due to lower spending, a decrease in accrued compensation and benefits liabilities and an increase in inventory.

•
The Company’s days sales in accounts receivable at March 31, 2020 and September 30, 2019 were 71 days and 67 days, respectively. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•	The Company’s inventory turns for the three months ended March 31, 2020 were lower than the comparable period ended September 30, 2019, primarily due to changes in inventory production levels.

•	Days in accounts payable at March 31, 2020 were 73 days, higher than 72 days at the comparable period ended September 30, 2019.

Cash Flows From Continuing Operations

	Six Months Ended March 31,
(in millions)	2020	2019

Cash provided by operating activities	$666	$103
Cash used by investing activities	(288)	(259)
Cash used by financing activities	(2,036)	(39)

•
The increase in cash provided by operating activities was primarily due to the timing of income tax payments / refunds and favorable changes in accounts receivable, partially offset by unfavorable changes in accounts payable and accrued liabilities.

•	The increase in cash used by investing activities was primarily due to net cash payments made for acquisitions.

•	The increase in cash used by financing activities was primarily due to lower debt borrowings and higher stock repurchases.

Capitalization

	March 31,	September 30,
(in millions)	2020	2019	Change

Short-term debt	$344	$10
Current portion of long-term debt	1,086	501
Long-term debt	5,640	6,708
Total debt	7,070	7,219	-2%
Less: cash and cash equivalents	1,006	2,805
Total net debt	6,064	4,414	37%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	18,084	19,766	-9%
Total capitalization	$24,148	$24,180	—%

Total net debt as a % of total capitalization	25.1%	18.3%

•
Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•
The Company believes its capital resources and liquidity position at March 31, 2020 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2020 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion and $0.5 billion revolving credit facilities. The facilities mature in December 2024 and December 2020, respectively. There were no draws on the revolving credit facilities as of March 31, 2020 and September 30, 2019. In addition, the Company held cash and cash equivalents of $1.0 billion as of March 31, 2020. Given the increasingly uncertain economic environment caused by the COVID-19 pandemic, the Company has taken proactive measures in April 2020 to increase near-term financial flexibility, electing to opportunistically raise $675 million via European financing arrangements and $575 million in bank term loans. This new debt partially replaces a recently matured $500 million bond, which was repaid in March 2020. To further enhance liquidity resources, in March 2020 the Company made the decision to suspend its share repurchase program. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•
The Company’s debt financial covenant in its revolving credit facility requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2020, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures, governing its notes, and expect to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•
The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2020, the Company believes the long-term rate of return will approximate 6.90%, 5.20% and 5.70% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2020, the Company made approximately $27 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $50 million in cash to its defined benefit pension plans in fiscal 2020. The Company expects to contribute $4 million in cash to its postretirement plans in fiscal 2020.

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

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2020 and recorded $111 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2020 restructuring plan will reduce annual operating costs for continuing operations by approximately $80 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2021. For fiscal 2020, the savings, net of execution costs, are expected to be approximately 60% of the expected annual operating cost reduction. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $24 million at March 31, 2020 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2018 and recorded $255 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2018 restructuring plan will reduce annual operating costs for continuing operations by approximately $300 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2020. The restructuring action is expected to be substantially complete in 2020. The restructuring plan reserve balance of $78 million at March 31, 2020 is expected to be paid in cash.

•
To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2017 and recorded $347 million of restructuring and impairment costs in the consolidated statements of income. The restructuring action related to cost reduction initiatives in the Company’s Building Technologies & Solutions business and at Corporate. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2017 restructuring plan will reduce annual operating costs for continuing operations by approximately $260 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company substantially realized the annual benefit of these actions in fiscal 2019. The restructuring actions are expected to be substantially complete in fiscal 2020. The restructuring plan reserve balance of $31 million at March 31, 2020 is expected to be paid in cash.

•	Refer to Note 12, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on items impacting capitalization.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. The court held a hearing on the preliminary injunction motion on January 4, 2017, and on January 25, 2017, the judge denied the plaintiffs' motion. Plaintiffs filed an amended complaint on February 15, 2017, and the Company filed a motion to dismiss on April 3, 2017. On October 17, 2019, the court heard oral arguments on the motion to dismiss and took the matter under advisement. Although the Company believes it has substantial defenses to plaintiffs’ claims, it is not able to predict the outcome of this action.

Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2019 Annual Report.

The recent COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows

The global outbreak of COVID-19 has severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These measures, while intended to protect human life, have and are expected to continue to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. The current outbreak and continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. Currently, the effectiveness of economic stabilization efforts and other measures being taken to mitigate the effects of these actions and the spread of COVID-19 is uncertain.

As a result of the COVID-19 pandemic, we and our affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions have prevented, and may in the future prevent us from accessing the facilities of our customers to deliver and install products, provide services and complete maintenance. While a substantial portion of our businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, some our facilities have nevertheless been ordered to close in certain jurisdictions and we can give no assurance that there will not be additional closures in the future or that our businesses will be classified as essential in each of the jurisdictions in which we operate.

The COVID-19 outbreak has impacted, and may continue to impact, our office locations, manufacturing and servicing facilities and distribution centers, as well as those of our third party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, we have experienced and are experiencing a temporary reduction of our manufacturing and operating capacity in China and Mexico as a result of government-mandated actions to control the spread of COVID-19. In addition, we have modified our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. Further, we have experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions, which has resulted in higher supply chain costs to us in order to maintain the supply of materials and components for our products.

Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across our global enterprise. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward new initiatives or investments, which may adversely impact our future results of operations. In addition, issues relating to the COVID-19 pandemic may result in legal claims or litigation against us.

We may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears as a result of COVID-19. For example, we have experienced a recent decline in demand in our global businesses as a result of the impact of efforts to contain the spread of COVID-19. In addition, our customers may choose to delay or abandon projects on which we provide products and/or services. We may also experience adverse impacts on demand and sales volumes from industries that are sensitive to economic downturns and volatility in commodity prices, including the industries described in our risk factor titled “Some of the industries in which we operate are cyclical and, accordingly, demand for our products and services could be adversely affected by downturns in these industries” in our Annual Report on Form 10-K for the year ended September 30, 2019. If these adverse impacts continue, our stock price and the operating performances of our businesses could be adversely affected, which could require us to incur material impairment, restructuring or other charges. For example, in the quarter ended March 31, 2020, we were required to record an impairment charge of indefinite-lived intangible assets primarily related to our retail business.

The impact of COVID-19 has caused significant uncertainty and volatility in the credit markets. We rely on the credit markets to provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. If our access to capital were to become significantly constrained or if costs of capital increased significantly due the impact of COVID-19, including volatility in the capital markets, a reduction in our credit ratings or other factors, then our financial condition, results of operations and cash flows could be adversely affected.

If the COVID-19 pandemic becomes more pronounced in our global markets, experiences a resurgence in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity, and the actions to contain its impacts on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019, any of which could have a material effect on our financial condition, results of operations and cash flows.

The potential insolvency or financial distress of third parties could adversely impact our business and results of operations.

We are exposed to the risk that third parties to various arrangements who owe us money or goods and services, or who purchase goods and services from us, will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. Notably, the global COVID-19 pandemic has created heightened risk that third parties may be unable to perform their obligations or suffer financial distress due to the global economic impact of the pandemic and the regulatory measures that have been enacted by governments to contain the spread of the virus, however; we are unable predict the impact that COVID-19 will have on any of our customers, suppliers, vendors, and other business partners, and each of their financial conditions or their ability to perform their obligations. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us. In such events, we may incur losses, or our results of operations, financial condition or liquidity could otherwise be adversely affected.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems or integrate existing systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. In addition, we are increasingly relying on our IT infrastructure to support our operations as we manage the impact of COVID-19, including through initiating remote-work protocols for a substantial number of our employees in regions impacted by the spread of the virus. If we experience a problem with the functioning of an important IT system as a result of the increased burden placed on our IT infrastructure or a security breach of our IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2019, the Company's Board of Directors approved an $8.5 billion increase to its existing share repurchase authorization, subject to the completion of the previously announced sale of the Company's Power Solutions business, which closed on April 30, 2019. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and six months ended March 31, 2020, the Company repurchased approximately $816 million and $1.5 billion of its shares, respectively. As of March 31, 2020, approximately $3.1 billion remains available under the share repurchase program. In order to enhance liquidity resources in response to business uncertainty related to the COVID-19 pandemic, in March 2020 the Company made the decision to suspend its share repurchase program.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/20 - 1/31/20
Purchases by Company	4,604,300	$41.04	4,604,300	$3,725,796,663
2/1/20 - 2/29/20
Purchases by Company	8,767,102	40.83	8,767,102	3,367,852,609
3/1/20 - 3/31/20
Purchases by Company	7,505,850	35.82	7,505,850	3,098,955,951

During the three months ended March 31, 2020, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: May 1, 2020	By:	/s/ Brian J. Stief
Brian J. Stief
Vice Chairman and Chief Financial Officer