Form 10-Q
period 2020-12-31
Johnson Controls International plc
filed 2021-01-29
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2020
Ordinary Shares, $0.01 par value per share	720,271,990

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Financial Position at December 31, 2020 and September 30, 2020	3

Consolidated Statements of Income for the Three Month Periods Ended December 31, 2020 and 2019	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Month Periods Ended December 31, 2020 and 2019	5

Consolidated Statements of Cash Flows for the Three Month Periods Ended December 31, 2020 and 2019	6

Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the Three Month Periods Ended December 31, 2020 and 2019	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

Part II. Other Information

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6. Exhibits	54

Signatures	55

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	December 31, 2020	September 30, 2020
Assets

Cash and cash equivalents	$1,839	$1,951
Accounts receivable - net	5,177	5,294
Inventories	1,913	1,773
Other current assets	1,105	1,035
Current assets	10,034	10,053

Property, plant and equipment - net	3,082	3,059
Goodwill	18,207	17,932
Other intangible assets - net	5,384	5,356
Investments in partially-owned affiliates	1,003	914
Noncurrent assets held for sale	155	147
Other noncurrent assets	3,559	3,354
Total assets	$41,424	$40,815

Liabilities and Equity

Short-term debt	$11	$31
Current portion of long-term debt	453	262
Accounts payable	3,210	3,120
Accrued compensation and benefits	836	838
Deferred revenue	1,583	1,435
Other current liabilities	2,393	2,562
Current liabilities	8,486	8,248

Long-term debt	7,469	7,526
Pension and postretirement benefits	1,110	1,140
Other noncurrent liabilities	5,536	5,368
Long-term liabilities	14,115	14,034

Commitments and contingencies (Note 22)

Ordinary shares, $0.01 par value	7	8
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,146)	(1,119)
Capital in excess of par value	16,917	16,865
Retained earnings	2,382	2,469
Accumulated other comprehensive loss	(504)	(776)
Shareholders’ equity attributable to Johnson Controls	17,656	17,447
Noncontrolling interests	1,167	1,086
Total equity	18,823	18,533
Total liabilities and equity	$41,424	$40,815

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2020	2019
Net sales
Products and systems	$3,799	$4,036
Services	1,542	1,540
	5,341	5,576
Cost of sales
Products and systems	2,719	2,866
Services	894	907
	3,613	3,773

Gross profit	1,728	1,803

Selling, general and administrative expenses	(1,294)	(1,427)
Restructuring and impairment costs	—	(111)
Net financing charges	(59)	(52)
Equity income	58	43

Income from continuing operations before income taxes	433	256

Income tax provision	61	65

Income from continuing operations	372	191

Income from discontinued operations, net of tax (Note 4)	124	—

Net income	496	191

Income from continuing operations attributable to noncontrolling interests	45	32

Net income attributable to Johnson Controls	$451	$159

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$327	$159
Income from discontinued operations	124	—
Net income	$451	$159

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.45	$0.21
Discontinued operations	0.17	—
Net income	$0.62	$0.21

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.45	$0.21
Discontinued operations	0.17	—
Net income	$0.62	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended December 31,
	2020	2019

Net income	$496	$191

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	308	261
Realized and unrealized gains on derivatives	1	7
Pension and postretirement plans	(1)	(1)

Other comprehensive income	308	267

Total comprehensive income	804	458

Comprehensive income attributable to noncontrolling interests	81	44

Comprehensive income attributable to Johnson Controls	$723	$414

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2020	2019
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$327	$159
Income from continuing operations attributable to noncontrolling interests	45	32
Net income from continuing operations	372	191
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	207	207
Pension and postretirement benefit income	(46)	(40)
Pension and postretirement contributions	(17)	(12)
Equity in earnings of partially-owned affiliates, net of dividends received	(52)	8
Deferred income taxes	(59)	(3)
Noncash restructuring and impairment charges	—	54
Equity-based compensation	22	23
Other - net	(47)	(7)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	224	237
Inventories	(98)	(114)
Other assets	(70)	(92)
Restructuring reserves	(34)	33
Accounts payable and accrued liabilities	91	(498)
Accrued income taxes	22	524
Cash provided by operating activities from continuing operations	515	511

Investing Activities of Continuing Operations
Capital expenditures	(91)	(126)
Sale of property, plant and equipment	34	1
Acquisition of businesses, net of cash acquired	—	(48)
Business divestitures, net of cash divested	11	—
Changes in long-term investments	9	—
Cash used by investing activities from continuing operations	(37)	(173)

Financing Activities of Continuing Operations
Increase (decrease) in short-term debt - net	(20)	10
Debt financing costs	—	(4)
Stock repurchases and retirements	(346)	(651)
Payment of cash dividends	(190)	(203)
Proceeds from the exercise of stock options	31	21
Employee equity-based compensation withholding taxes	(21)	(20)
Dividends paid to noncontrolling interests	—	(5)
Cash received (paid) related to prior acquisitions and divestitures	(1)	2
Cash used by financing activities from continuing operations	(547)	(850)

Discontinued Operations
Cash used by operating activities	(36)	(194)
Cash used by discontinued operations	(36)	(194)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	57
Decrease in cash, cash equivalents and restricted cash	(116)	(649)
Cash, cash equivalents and restricted cash at beginning of period	1,960	2,821
Cash, cash equivalents and restricted cash at end of period	1,844	2,172
Less: Restricted cash	5	12
Cash and cash equivalents at end of period	$1,839	$2,160

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders
(in millions, except per share data; unaudited)

	Three Months Ended December 31, 2019
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2019	$19,766	$8	$16,812	$4,827	$(1,086)	$(795)
Comprehensive income	414	—	—	159	—	255
Cash dividends Ordinary ($0.26 per share)	(201)	—	—	(201)	—	—
Repurchases and retirements of ordinary shares	(651)	—	—	(651)	—	—
Adoption of ASC 842	(5)	—	—	(5)	—	—
Other, including options exercised	6	—	36	—	(30)	—
At December 31, 2019	$19,329	$8	$16,848	$4,129	$(1,116)	$(540)

	Three Months Ended December 31, 2020
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2020	$17,447	$8	$16,865	$2,469	$(1,119)	$(776)
Comprehensive income	723	—	—	451	—	272
Cash dividends Ordinary ($0.26 per share)	(189)	—	—	(189)	—	—
Repurchases and retirements of ordinary shares	(346)	(1)	—	(345)	—	—
Adoption of ASU 2016-13	(4)	—	—	(4)	—	—
Other, including options exercised	25	—	52	—	(27)	—
At December 31, 2020	$17,656	$7	$16,917	$2,382	$(1,146)	$(504)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)

1.Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a corporation organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 16, 2020. The results of operations for the three month period ended December 31, 2020 are not necessarily indicative of results for the Company’s 2021 fiscal year because of seasonal and other factors.

Nature of Operations

Johnson Controls International plc, headquartered in Cork, Ireland, is a global diversified technology and multi-industrial leader serving a wide range of customers in more than 150 countries. The Company’s products and solutions enable smart, energy efficient, sustainable buildings that work seamlessly together to advance the safety, comfort and intelligence of spaces to power its customers’ mission. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

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

Restricted Cash

At December 31, 2020 and September 30, 2020, the Company held restricted cash of approximately $5 million and $9 million, respectively, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
2.      New Accounting Standards

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 and its related amendments replace the previous expected credit loss methodology with a new incurred loss methodology. The new standard applies to financial instruments, including, but not limited to, trade receivables. Under the new standard, companies must consider historical information, current conditions and a reasonable forecast period when estimating credit losses. The Company adopted ASU No. 2016-13 and the related amendments effective October 1, 2020. The adoption did not have a material impact on the Company's consolidated financial statements. Refer to Note 6, “Accounts Receivable, Net,” of the notes to the consolidated financial statements for further information.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

3.Acquisitions and Divestitures

During the first quarter of fiscal 2021, the Company completed certain divestitures within the Buildings Solutions Asia Pacific segment. The combined selling price was $15 million, of which $11 million was received as of December 31, 2020. In connection with the divestitures, the Company reduced goodwill by $4 million.

During the first quarter of fiscal 2020, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $54 million, of which $48 million was paid as of December 31, 2019. In connection with the acquisitions, the Company recorded goodwill of $17 million within the Global Products segment and $12 million within the Building Solutions EMEA/LA segment.

Acquisitions and divestitures were not material to the Company's consolidated financial statements in either the first quarter of fiscal 2021 or 2020.

4.     Discontinued Operations

On April 30, 2019, the Company completed the sale of its Power Solutions business, which met the criteria to be classified as a discontinued operation, to BCP Acquisitions LLC for a purchase price of $13.2 billion. The net cash proceeds after tax and transaction-related expenses were $11.6 billion. In connection with the sale, the Company recorded a gain, net of transaction and other costs, of $5.2 billion ($4.0 billion after tax), subject to post-closing working capital and net debt adjustments, within income from discontinued operations, net of tax, in the consolidated statements of income. In December 2020, the favorable resolution of certain post-closing working capital and net debt adjustments resulted in income from discontinued operations, net of tax, of $124 million due to a reversal of a reserve established in connection with the sale of Power Solutions.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
The following table summarizes the results of Power Solutions which are classified as discontinued operations for the three months ended December 31, 2020 (in millions). As the Power Solutions sale occurred on April 30, 2019, there is no activity related to the three months ended December 31, 2019.

Three Months Ended December 31,
2020

Net sales	$—

Income from discontinued operations before income taxes	150
Provision for income taxes on discontinued operations	(26)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—
Income from discontinued operations	$124

Assets and Liabilities Held for Sale

During the third quarter of fiscal 2020, the Company determined that certain assets of the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. The estimated fair value, less costs to sell, of these assets was $155 million at December 31, 2020 and $147 million at September 30, 2020.

5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by products and systems versus services revenue for the three months ended December 31, 2020 and 2019 (in millions):

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,242	$792	$2,034	$1,356	$811	$2,167
Building Solutions EMEA/LA	426	480	906	457	471	928
Building Solutions Asia Pacific	345	270	615	371	258	629
Global Products	1,786	—	1,786	1,852	—	1,852

Total	$3,799	$1,542	$5,341	$4,036	$1,540	$5,576

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
The following table presents further disaggregation of Global Products segment revenues by product type for the three months ended December 31, 2020 and 2019 (in millions):

	Three Months Ended December 31,
	2020	2019
HVAC	$1,249	$1,300
Fire & Security	488	492
Industrial Refrigeration	49	60
Total	$1,786	$1,852

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	December 31, 2020	September 30, 2020
Contract assets - current	Accounts receivable - net	$1,404	$1,395
Contract assets - noncurrent	Other noncurrent assets	104	104
Contract liabilities - current	Deferred revenue	(1,583)	(1,435)
Contract liabilities - noncurrent	Other noncurrent liabilities	(257)	(245)
Total		$(332)	$(181)

For the three months ended December 31, 2020 and December 31, 2019, the Company recognized revenue of $714 million and $686 million, respectively, that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $14.9 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

As of December 31, 2020, the Company recorded the costs to obtain or fulfill a contract of $236 million, of which $135 million is recorded within other current assets and $101 million is recorded within other noncurrent assets in the consolidated statements of financial position. As of September 30, 2020, the Company recorded the costs to obtain or fulfill a contract of $223 million, of which $119 million is recorded within other current assets and $104 million is recorded within other noncurrent assets in the consolidated statements of financial position.

During the three months ended December 31, 2020 and 2019, the Company recognized amortization expense of $41 million and $26 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three months ended December 31, 2020 and 2019.

6.    Accounts Receivable, Net

Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for expected credit losses resulting from the inability or unwillingness of customers to make required payments. The allowance for expected credit losses is based on historical experience, existing economic conditions, reasonable and supportable forecasts, and any specific customer collection issues the Company has identified. The Company evaluates the reasonableness of the allowance for credit losses on a quarterly basis. The Company enters into supply chain financing programs to sell certain accounts receivable without recourse to third-party financial institutions. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.

Accounts receivable, net consisted of the following (in millions):

	December 31, 2020	September 30, 2020
Accounts receivable	$5,350	$5,467
Less: Allowance for expected credit losses (1)	(173)	(173)
Accounts receivable, net	$5,177	$5,294

(1) Allowance for doubtful accounts as of September 30, 2020, prior to the adoption of ASU 2016-13.

The changes in the allowance for expected credit losses related to Accounts receivable for the three month period ended December 31, 2020 were as follows (in millions):

Three Months Ended December 31,
2020
Balance as of September 30, 2020	$173
Provision for expected credit losses	7
Write-offs charged against the allowance for expected credit losses	(12)
Other (including impact of adoption of ASU 2016-13)	5
Balance as of December 31, 2020	$173

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)

7.    Leases

The Company's lease portfolio is described in Note 8, "Leases," of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2020.

The following table presents supplemental consolidated statement of financial position information as of December 31, 2020 and September 30, 2020 (in millions):

	Location of lease balances	December 31, 2020	September 30, 2020
Operating lease right-of-use assets	Other noncurrent assets	$1,296	$1,190
Operating lease liabilities - current	Other current liabilities	326	332
Operating lease liabilities - noncurrent	Other noncurrent liabilities	972	875

The following table presents supplemental noncash operating lease activity for the three months ended December 31, 2020 and 2019 (in millions):

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Right-of-use assets obtained in exchange for operating lease liabilities	$175	$74

8.     Inventories

Inventories consisted of the following (in millions):

	December 31, 2020	September 30, 2020

Raw materials and supplies	$633	$629
Work-in-process	164	142
Finished goods	1,116	1,002
Inventories	$1,913	$1,773

9.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended December 31, 2020 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				December 31,
	2020				2020

Building Solutions North America	$9,160	$—	$—	$36	$9,196
Building Solutions EMEA/LA	1,967	—	—	104	2,071
Building Solutions Asia Pacific	1,226	—	(4)	68	1,290
Global Products	5,579	—	—	71	5,650
Total	$17,932	$—	$(4)	$279	$18,207

At September 30, 2020, accumulated goodwill impairment charges included $424 million and $47 million related to the Building Solutions North America Retail and Building Solutions EMEA/LA - Latin America reporting units, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the first quarter of fiscal 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	December 31, 2020			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,354	$(536)	$818	$1,332	$(497)	$835
Customer relationships	2,826	(1,040)	1,786	2,773	(969)	1,804
Miscellaneous	702	(293)	409	657	(268)	389
Total definite-lived intangible assets	4,882	(1,869)	3,013	4,762	(1,734)	3,028
Indefinite-lived intangible assets
Trademarks/trade names	2,291	—	2,291	2,248	—	2,248
Miscellaneous	80	—	80	80	—	80
	2,371	—	2,371	2,328	—	2,328
Total intangible assets	$7,253	$(1,869)	$5,384	$7,090	$(1,734)	$5,356

Amortization of other intangible assets included within continuing operations for the three month periods ended December 31, 2020 and 2019 was $104 million and $96 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2022, 2023, 2024, 2025 and 2026 will be approximately $418 million, $411 million, $396 million, $375 million and $299 million per year, respectively.

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the first quarter of fiscal 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

10.    Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to various restructuring plans as necessary. Restructuring plans generally result in charges for workforce reductions, plant closures and asset impairments which are reported as restructuring and impairment costs in the Company’s consolidated statements of income. The Company expects the restructuring actions to reduce cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
The following table summarizes the changes in the Company’s 2020 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$196	$96	$5	$297
Utilized—cash	(92)	—	(3)	(95)
Utilized—noncash	—	(96)	—	(96)
Currency translation	2	—	—	2
Balance at September 30, 2020	$106	$—	$2	$108
Utilized—cash	(26)	—	(2)	(28)
Currency translation	1	—	—	1
Balance at December 31, 2020	$81	$—	$—	$81

Also included in restructuring and impairment costs in the consolidated statements of income in fiscal 2020 are goodwill impairment related to the North America Retail reporting unit of $424 million and indefinite-lived intangible asset impairments of $62 million. Refer to Note 9, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further information regarding goodwill impairments.

The Company's fiscal 2020 restructuring plan included workforce reductions of approximately 6,500 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2020, approximately 4,700 of the employees have been separated from the Company pursuant to the restructuring plan.

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

11.    Income Taxes

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2020, the Company's effective tax rate for continuing operations was 14% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended December 31, 2019, the Company's effective tax rate for continuing operations was 25% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

Valuation Allowance

The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered,

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

Uncertain Tax Positions

At September 30, 2020, the Company had gross tax effected unrecognized tax benefits of $2,528 million, of which $2,132 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2020 was approximately $205 million (net of tax benefit). Total net accrued interest during the three months ended December 31, 2020 was approximately $15 million (net of tax benefit). Total net accrued interest during the three months ended December 31, 2019 was approximately $20 million (net of tax benefit). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2019
China	2017 - 2019
Germany	2007 - 2018
Luxembourg	2017 - 2018
Mexico	2016 - 2017
Taiwan	2019
United Kingdom	2014 - 2015

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could impact tax expense.

Other Tax Matters

In the first quarter of fiscal 2020, the Company recorded $111 million of restructuring and impairment costs. Refer to Note 10, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The restructuring costs generated a $16 million tax benefit, which reflects the Company’s current tax position in the impacted jurisdictions.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
canton of Schaffhausen had not concluded its public referendum; however, the enactment did occur during the first quarter of fiscal 2020.

During the three months ended December 31, 2020 and 2019, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

12.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended December 31,
	2020	2019

Interest cost	$11	$18
Expected return on plan assets	(42)	(44)
Net periodic benefit credit	$(31)	$(26)

	Non-U.S. Pension Plans
	Three Months Ended December 31,
	2020	2019

Service cost	$7	$6
Interest cost	8	9
Expected return on plan assets	(28)	(27)
Net periodic benefit credit	$(13)	$(12)

	Postretirement Benefits
	Three Months Ended December 31,
	2020	2019

Interest cost	$1	$1
Expected return on plan assets	(2)	(2)
Amortization of prior service credit	(1)	(1)
Net periodic benefit credit	$(2)	$(2)

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
13.    Debt and Financing Arrangements

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the three months ended December 31, 2020 and 2019 contained the following components (in millions):

	Three Months Ended December 31,
	2020	2019

Interest expense, net of capitalized interest costs	$59	$62
Banking fees and bond cost amortization	8	5
Interest income	(3)	(13)
Net foreign exchange results for financing activities	(5)	(2)
Net financing charges	$59	$52

As of December 31, 2020, the Company had a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which was renewed in December 2020 and is now scheduled to expire in December 2021. As of December 31, 2020, there were no draws on the facilities.

14.    Stock-Based Compensation

The Johnson Controls International plc 2012 Share and Incentive Plan (the "Plan"), as amended in September 2016, authorizes stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter. A summary of the stock-based awards granted during the three month periods ended December 31, 2020 and 2019 is presented below:

	Three Months Ended December 31,
	2020		2019
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	967,932	$9.36	1,302,729	$7.29
Restricted stock/units	1,599,552	45.61	1,695,130	41.78
Performance shares	410,934	50.53	464,234	42.53

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
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

	Three Months Ended December 31,
	2020	2019
Expected life of option (years)	6.5	6.5
Risk-free interest rate	0.6%	1.67%
Expected volatility of the Company’s stock	27.6%	22.4%
Expected dividend yield on the Company’s stock	2.28%	2.49%

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

The fair value of each PSU is estimated on the date of grant using of a Monte Carlo simulation that uses the assumptions noted in the following table. The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal 2021 and 2020, the expected volatility is based on the historical volatility of the Company's stock over the most recent three-year period as of the grant date.

	Three Months Ended December 31,
	2020	2019
Risk-free interest rate	0.20%	1.60%
Expected volatility of the Company’s stock	30.9%	21.8%

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)

15.    Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2020	2019
Income Available to Ordinary Shareholders
Income from continuing operations	$327	$159
Income from discontinued operations	124	—
Basic and diluted income available to shareholders	$451	$159

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	723.1	769.9
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3.4	4.1
Diluted weighted average shares outstanding	726.5	774.0

Antidilutive Securities
Options to purchase shares	0.2	0.2

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
16.    Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$17,447	$1,086	$18,533	$19,766	$1,063	$20,829
Total comprehensive income:
Net income	451	45	496	159	32	191
Foreign currency translation adjustments	272	36	308	251	10	261
Realized and unrealized gains on derivatives	1	—	1	5	2	7
Pension and postretirement plans	(1)	—	(1)	(1)	—	(1)
Other comprehensive income	272	36	308	255	12	267
Comprehensive income	723	81	804	414	44	458

Other changes in equity:
Cash dividends—ordinary shares	(189)	—	(189)	(201)	—	(201)
Dividends attributable to noncontrolling interests	—	—	—	—	(5)	(5)
Repurchases and retirements of ordinary shares	(346)	—	(346)	(651)	—	(651)
Adoption of ASC 842	—	—	—	(5)	—	(5)
Adoption of ASU 2016-13	(4)	—	(4)	—	—	—
Other, including options exercised	25	—	25	6	—	6
Ending balance, December 31	$17,656	$1,167	$18,823	$19,329	$1,102	$20,431

During the quarter ended December 31, 2020, the Company recorded $4 million to beginning retained earnings for the cumulative effect of adopting ASU 2016-13, "Financial Instruments - Credit Losses."

During the quarter ended December 31, 2019, the Company adopted ASC 842, "Leases." As a result, the Company recorded $5 million to beginning retained earnings, which relates primarily to adoption day impairment of previously exited facilities.

For the three months ended December 31, 2020 and 2019, the Company repurchased and immediately retired $346 million and $651 million of its ordinary shares, respectively. As of December 31, 2020, approximately $2.0 billion remains available under the share repurchase program.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
The following schedules present changes in accumulated other comprehensive income ("AOCI") attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended December 31,
	2020	2019

Foreign currency translation adjustments ("CTA")
Balance at beginning of period	$(778)	$(785)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	272	251
Balance at end of period	(506)	(534)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	2	(2)
Current period changes in fair value (net of tax effect of $2 and $2)	2	5
Reclassification to income (net of tax effect of $0 and $0) *	(1)	—
Balance at end of period	3	3

Pension and postretirement plans
Balance at beginning of period	—	(8)
Reclassification to income (net of tax effect of $0 and $0)	(1)	(1)
Balance at end of period	(1)	(9)

Accumulated other comprehensive loss, end of period	$(504)	$(540)

* Refer to Note 17, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

17.    Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 18, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three months ended December 31, 2020 and 2019.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	December 31, 2020	September 30, 2020

Copper	2,588	2,497
Aluminum	2,438	3,036

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At December 31, 2020 and September 30, 2020, the Company had 888 million euro, 500 million euro, 500 million euro, 423 million euro and 54 million euro in bonds designated as net investment hedges of a portion of the Company's net investment in European subsidiaries and 25 billion yen of foreign denominated debt designated as net investment hedge of a portion of the Company's net investment in Japanese subsidiaries.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2020 and September 30, 2020, the Company hedged approximately 1.4 million shares of its ordinary shares, which have a cost basis of $58 million.

The Company also holds certain foreign currency forward and option contracts for which hedge accounting treatment was not elected. The change in fair value of foreign currency exchange derivatives not designated as hedging instruments under ASC 815 are recorded in the consolidated statements of income.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31,	September 30,	December 31,	September 30,
	2020	2020	2020	2020
Other current assets
Foreign currency exchange derivatives	$19	$10	$25	$17
Commodity derivatives	3	2	—	—
Other noncurrent assets
Equity swap	—	—	64	58
Total assets	$22	$12	$89	$75

Other current liabilities
Foreign currency exchange derivatives	$16	$10	$21	$—
Long-term debt
Foreign currency denominated debt	3,146	3,010	—	—
Total liabilities	$3,162	$3,020	$21	$—

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	December 31,	September 30,	December 31,	September 30,
	2020	2020	2020	2020
Gross amount recognized	$111	$87	$3,183	$3,020
Gross amount eligible for offsetting	(20)	(10)	(20)	(10)
Net amount	$91	$77	$3,163	$3,010

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains recorded in other comprehensive income (loss) related to cash flow hedges for the three months ended December 31, 2020 and 2019 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended December 31,
	2020	2019
Foreign currency exchange derivatives	$3	$9
Commodity derivatives	1	1
Total	$4	$10

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2020 and 2019 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2020	2019
Foreign currency exchange derivatives	Cost of sales	$2	$1
Commodity derivatives	Cost of sales	(1)	(1)
Total		$1	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three months ended December 31, 2020 and 2019 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2020	2019
Foreign currency exchange derivatives	Cost of sales	$6	$—
Foreign currency exchange derivatives	Selling, general and administrative	(2)	—
Foreign currency exchange derivatives	Net financing charges	(41)	59
Equity swap	Selling, general and administrative	6	(4)
Total		$(31)	$55

Pre-tax losses on net investment hedges recorded in CTA within other comprehensive income (loss) were $135 million and $58 million for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020 and 2019, no gains or losses were reclassified from CTA into income.

18.    Fair Value Measurements

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2020 and September 30, 2020 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$44	$—	$44	$—
Commodity derivatives	3	—	3	—
Other noncurrent assets
Deferred compensation plan assets	69	69	—	—
Exchange traded funds (fixed income)[1]	161	161	—	—
Exchange traded funds (equity)[1]	147	147	—	—
Equity swap	64	—	64	—
Total assets	$488	$377	$111	$—
Other current liabilities
Foreign currency exchange derivatives	$37	$—	$37	$—
Commodity derivatives	—	—	—	—
Total liabilities	$37	$—	$37	$—

	Fair Value Measurements Using:
	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$—	$27	$—
Exchange traded funds (fixed income)[1]	19	19	—	—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)[1]	143	143	—	—
Exchange traded funds (equity)[1]	129	129	—	—
Equity swap	58	—	58	—
Total assets	$441	$354	$87	$—
Other current liabilities
Foreign currency exchange derivatives	$10	$—	$10	$—
Total liabilities	$10	$—	$10	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
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

The following table presents the portion of unrealized gains recognized in the consolidated statements of income for the three months ended December 31, 2020 and 2019 that relate to equity securities still held at December 31, 2020 and 2019 (in millions):

	Three Months Ended December 31,
	2020	2019
Deferred compensation plan assets	$5	$3
Investments in exchange traded funds	21	10

All of the gains and losses on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At December 31, 2020, the fair value of long-term debt was $8.9 billion, including public debt of $8.7 billion and other long-term debt of $0.2 billion. At September 30, 2020, the fair value of long-term debt was $8.6 billion, including public debt of $8.4 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

19.    Impairment of Long-Lived Assets

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
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

In the first quarter of fiscal 2020, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2020. As a result, the Company reviewed the long-lived assets for impairment and recorded $39 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $33 million related to the Global Products segment and $6 million related to the Building Solutions North America segment. Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In addition, in the first quarter of fiscal 2020, the Company recorded an impairment charge of $15 million to write down the carrying value of the assets held for sale to the current fair value less any costs related to the plans to dispose of a business within its Global Products segment that met the criteria to be classified as held for sale. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At December 31, 2020 and 2019, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

Refer to Note 9, "Goodwill and Other Intangible Assets," and Note 10, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further information regarding the indefinite-lived intangible and goodwill impairment charges recorded in fiscal 2020.

20.    Segment Information

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has four reportable segments for financial reporting purposes.

•Building Solutions North America: Building Solutions North America designs, sells, installs, and services HVAC, controls, refrigeration, integrated electronic security, and integrated fire detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in North America. Building Solutions North America also provides energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems, as well as data-driven "smart building" solutions, to non-residential building and industrial applications in the North American marketplace.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
•Building Solutions EMEA/LA: Building Solutions EMEA/LA designs, sells, installs, and services HVAC, controls, refrigeration, integrated electronic security, integrated fire detection and suppression systems, and provides technical services, including data-driven "smart building" solutions, to markets in Europe, the Middle East, Africa and Latin America.

•Building Solutions Asia Pacific: Building Solutions Asia Pacific designs, sells, installs, and services HVAC, controls, refrigeration, integrated electronic security, integrated fire detection and suppression systems, and provides technical services, including data-driven "smart building" solutions, to the Asia Pacific marketplace.

•Global Products: Global Products designs and produces heating and air conditioning for residential and commercial applications, and markets products and refrigeration systems to replacement and new construction market customers globally. The Global Products business also designs, manufactures and sells fire protection and security products, including intrusion security, anti-theft devices, and access control and video management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide. Global Products also includes the Johnson Controls-Hitachi joint venture.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2020	2019

Building Solutions North America	$2,034	$2,167
Building Solutions EMEA/LA	906	928
Building Solutions Asia Pacific	615	629
Global Products	1,786	1,852
Total net sales	$5,341	$5,576

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)

	Segment EBITA
	Three Months Ended December 31,
	2020	2019

Building Solutions North America	$255	$258
Building Solutions EMEA/LA	95	90
Building Solutions Asia Pacific	79	72
Global Products	213	203
Total segment EBITA	$642	$623

Corporate expenses	$(67)	$(118)
Amortization of intangible assets	(104)	(96)
Restructuring and impairment costs	—	(111)
Net mark-to-market adjustments	21	10
Net financing charges	(59)	(52)
Income from continuing operations before income taxes	$433	$256

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, for the three months ended December 31, 2020 and 2019 were as follows (in millions). Extended warranty for which deferred revenue is recorded is not included in the table below, but rather included within the contract balances table in the Note 5, "Revenue Recognition," of the notes to consolidated financial statements for all periods presented.

	Three Months Ended December 31,
	2020	2019

Balance at beginning of period	$167	$156
Accruals for warranties issued during the period	22	16
Accruals related to pre-existing warranties	6	(3)
Settlements made (in cash or in kind) during the period	(17)	(16)
Currency translation	2	1
Balance at end of period	$180	$154

22.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of December 31, 2020, reserves for environmental liabilities for continuing operations totaled $122 million, of which $61 million was recorded within other current liabilities and $61 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $130 million at September 30, 2020, of which $61 million was recorded within other current liabilities and $69 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
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

In December 2020, the Company received a notice from the Wisconsin Department of Justice (“WDOJ”) that the WDOJ was considering a potential civil enforcement action against the Company relating to environmental matters at the FTC including, but not limited to, the investigation and remediation of PFAS at or near the FTC as discussed in the prior paragraphs and the Company’s alleged failure to timely report the presence of PFAS chemicals at the FTC. Such enforcement action could seek civil monetary penalties and/or injunctive relief. The Company is presently unable to predict the duration, scope, or results of any potential civil enforcement action that may result, the consequences of any such action, or the nature of any resolution of these potential claims with the WDOJ.

Tyco Fire Products has been engaged in remediation activities at the Stanton Street Facility since 1990. Its corporate predecessor, Ansul Incorporated (“Ansul”) manufactured arsenic-based agricultural herbicides at the Stanton Street Facility, which resulted in significant arsenic contamination of soil and groundwater on the site and in parts of the adjoining Menominee River. In 2009, Ansul entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency to address the presence of arsenic at the site. Under this agreement, Tyco Fire Products’ principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. The increase in the reserve related to the Stanton Street Facility in the third quarter of 2019 was recorded following a further review of the Consent Order, which resulted in the identification of several structural upgrades needed to preserve the effectiveness of prior remediation efforts. In addition to ongoing remediation activities, the Company is also working with the WDNR to investigate the presence of PFAS at or near the Stanton Street Facility as part of the evaluation of PFAS in the Marinette region.

Potential environmental liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
abandonment of existing owned facilities. At December 31, 2020 and September 30, 2020, the Company recorded conditional asset retirement obligations for continuing operations of $30 million and $29 million, respectively.

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

As of December 31, 2020, the Company's estimated asbestos-related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $93 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $474 million, of which $49 million was recorded in other current liabilities and $425 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $381 million, of which $17 million was recorded in other current assets, and $364 million was recorded in other noncurrent assets. Assets included $5 million of cash and $308 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at December 31, 2020 was $68 million. As of September 30, 2020, the Company's estimated asbestos-related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $115 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $483 million, of which $49 million was recorded in other current liabilities and $434 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $368 million, of which $39 million was recorded in other current assets, and $329 million was recorded in other noncurrent assets. Assets included $9 million of cash and $291 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2020 was $68 million.

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

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants, the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At December 31, 2020 and September 30, 2020, the insurable liabilities totaled $362 million and $363 million, respectively, of which $88 million and $83 million was recorded within other current liabilities, $22 million and $22 million was recorded within accrued compensation and benefits, and $252 million and $258 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at December 31, 2020 were $21 million, of which $5 million was recorded within other current assets and $16 million was recorded within other noncurrent assets, respectively. The amount of such receivables recorded at September 30, 2020 were $21 million, of which $5 million was recorded within other current assets and $16 million was recorded within other noncurrent assets, respectively. The Company maintains captive insurance companies to manage its insurable liabilities.

Aqueous Film-Forming Foam ("AFFF") Litigation

Two of the Company's subsidiaries, Chemguard and Tyco Fire Products, have been named, along with other defendant manufacturers, suppliers and distributors, and, in some cases, certain subsidiaries of the Company affiliated with Chemguard and Tyco Fire Products, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the "DOD") and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products contain or break down into the chemicals PFOS and PFOA and/or other PFAS compounds and that the use of these products by others at various airbases, airports and other sites resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports, airbases and other sites. PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued binding regulatory limits, but has stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. While those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 31 putative class actions in federal courts originating from Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, Washington, New Hampshire, South Carolina, the District of Columbia, Guam, West Virginia, Michigan and South Dakota. All of these cases have been direct-filed in or transferred to the MDL. Since the beginning of fiscal year 2021, one putative class action (Jackson v. 3M Company, et al., direct filed on January 15, 2021 in the MDL pending in the United States District Court, District of South Carolina) has been filed against the Company.

AFFF Individual or Mass Actions

There are approximately 876 individual or “mass” actions pending that were filed in state or federal court in California (5 cases), Colorado (41 cases), New York (4 cases), Pennsylvania (15 cases), New Mexico (2 cases), Missouri (1 case), Arizona (1 case) and South Carolina (807 cases direct filed from various U.S. jurisdictions) against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve five plaintiffs in California, approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York, 15 plaintiffs in Pennsylvania, two plaintiffs in New Mexico, one plaintiff in Missouri, two plaintiffs in Arizona, and more than 800 plaintiffs from various states who direct-filed complaints in South Carolina. All but six of these matters have been transferred to or directly-filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. Many of the additional filed actions were directly filed in South Carolina by plaintiffs who were among the 660 plaintiffs the Company had previously disclosed to have made filings in Pennsylvania state court. The Company anticipates that the remainder of the possible individual product liability claims filed in Pennsylvania state court will either soon be filed in the MDL (and that all such claims in state court will be dismissed accordingly) or will be dismissed in Pennsylvania without a corresponding filing in South Carolina.

AFFF Municipal Cases

Chemguard and Tyco Fire Products are also defendants in 63 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Arizona, California, Colorado, Florida, Massachusetts, New Jersey, New York, Maryland, Ohio, Pennsylvania, Washington, the District of Columbia and several municipalities or water providers from various states who direct-filed complaints in South Carolina. All but three of these cases have been transferred to or directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property. Since the beginning of fiscal year 2021, the following municipal actions have been filed against the Company:

•Hicksville Water District v. 3M Company, et al., filed on October 16, 2020 in New York State Court; now pending in the Eastern District of New York (tagged for transfer to the MDL pending in the United States District Court, District of South Carolina).
•Pennsylvania-American Water Co. v. 3M Company, et al., complaint filed on October 21, 2020 in the Court of Common Pleas of Cumberland County, Pennsylvania.
•Santa Clarita Valley Water Agency v. 3M Company, et al., direct-filed on October 27, 2020 in the MDL pending in the United States District Court, District of South Carolina.
•Barnstable Fire District v. 3M Company, et al., direct-filed on December 3, 2020 in the MDL pending in the United States District Court, District of South Carolina.
•Miami-Dade County, Florida v. 3M Company, et al., direct-filed on December 3, 2020 in the MDL pending in the United States District Court, District of South Carolina.
•Town of Cairo v. 3M Company, et al., direct-filed on December 7, 2020 in the MDL pending in the United States District Court, District of South Carolina.
•Paducah Water of the City of Paducah, Kentucky v. 3M Company, et al., direct-filed on December 16, 2020 in the MDL pending in the United States District Court, District of South Carolina.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
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

In December 2020, the State of Mississippi filed a lawsuit against a number of manufacturers and other defendants, including affiliates of the Group, with respect to PFOS and PFOA damage of the State’s land and natural resources allegedly resulting from the use of firefighting foams at various locations throughout the State. This complaint was direct-filed in the MDL in South Carolina.

AFFF Matters Related to the Tyco Fire Products Fire Technology Center in Marinette, Wisconsin

Tyco Fire Products and Chemguard are defendants in one lawsuit in Marinette County, Wisconsin alleging damages due to the historical use of AFFF products at Tyco’s Fire Technology Center in Marinette, Wisconsin. The putative class action, Joan & Richard Campbell for themselves and on behalf of other similarly situated v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) alleges PFAS (including PFOA/PFOS) contaminated groundwater migrated off Tyco’s property and into residential drinking water wells causing both personal injuries and property damage to the plaintiffs; Tyco and Chemguard removed this case to the United States District Court for the Eastern District of Wisconsin and it has been transferred to the MDL. On January 7, 2021, the parties agreed to settle the lawsuit. The settlement provides that Tyco will pay up to $17.5 million to compensate Town of Peshtigo residents who live in the area affected by PFAS from the FTC for claims related to loss of real property value, exposure and/or personal injury. The settlement does not constitute an admission of wrongdoing by Tyco or Chemguard and is subject to approval by the federal court presiding over the lawsuit and other contingencies. The Company does not expect the settlement to have a significant impact on its fiscal year 2021 results of operations or cash flows.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2020
(unaudited)
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

The following table presents net sales to and purchases from related parties for the three months ended December 31, 2020 and 2019 (in millions):

	Three Months Ended December 31,
	2020	2019
Net sales to related parties	$44	$42
Purchases from related parties	29	12

The following table presents receivables from and payables to related parties in the consolidated statements of financial position (in millions):

	December 31, 2020	September 30, 2020

Receivable from related parties	$51	$48
Payable to related parties	14	11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: Johnson Controls’ ability to manage general economic, business, capital market and geopolitical conditions, including the impacts of natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the strength of the U.S. or other economies; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact Johnson Controls’ business operations or tax status; the ability to develop or acquire new products and technologies that achieve market acceptance; changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions; maintaining the capacity, reliability and security of Johnson Controls' enterprise and product information technology infrastructure; the risk of infringement or expiration of intellectual property rights; any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as its merger with Tyco and the disposition of the Power Solutions business; the outcome of litigation and governmental proceedings; the ability to hire and retain key senior management; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; the availability of raw materials and component products; fluctuations in currency exchange rates; work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2020 filed with the United States Securities and Exchange Commission ("SEC") on November 16, 2020, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings. The Company was renamed to Johnson Controls, Inc. in 1974. In 2005, the Company acquired York International, a global supplier of heating, ventilating, air-conditioning ("HVAC") and refrigeration equipment and services. In 2014, the Company acquired Air Distribution Technologies, Inc., one of the largest independent providers of air distribution and ventilation products in North America. In 2015, the Company formed a joint venture with Hitachi to expand its building related product offerings. In 2016, Johnson Controls, Inc. and Tyco completed their combination (the "Merger"), combining Johnson Controls portfolio of building efficiency solutions with Tyco’s portfolio of fire and security solutions. Following the Merger, Tyco changed its name to "Johnson Controls International plc."

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

The Company continues to observe trends demonstrating increased interest and demand for safe, efficient and sustainable buildings, and seeks to capitalize on these trends to drive growth by delivering technologies and solutions to create healthy buildings. In 2020, the Company launched OpenBlue, a digitally driven suite of connected solutions that delivers impactful sustainability, new occupant experiences, and respectful safety and security by combining the Company’s building expertise with cutting-edge technology, including AI-powered service solutions such as remote diagnostics, predictive maintenance, compliance monitoring and advanced risk assessments.

The following information should be read in conjunction with the September 30, 2020 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 16, 2020. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Impact of COVID-19 pandemic

The global outbreak of COVID-19 has severely restricted the level of economic activity around the world and caused a significant contraction in the global economy. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken and continue to take preventative or protective actions, such as imposing restrictions on travel and business operations.

The Company’s affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Although some governments have lifted shutdown orders and similar restrictions, resurgences in the spread of COVID-19 have caused the reinstitution of such restrictions in certain jurisdictions and similar restrictions could be reinstituted elsewhere in response to further outbreaks. While a substantial portion of the Company's businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, some of its facilities have nevertheless been ordered to close, and we can give no assurance that there will not be additional closures in the future or that the Company's businesses will be classified as essential in each of the jurisdictions in which it operates.

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

During portions of fiscal 2020, the Company experienced temporary reductions of its manufacturing and operating capacity in China, India and Mexico. Currently, the Company’s facilities have been operating at normal levels. The Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of government-mandated actions, which has resulted in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products. While actions taken by the Company to mitigate manufacturing and supply chain disruptions, including redistributing manufacturing capacity, expanding supplier diversity, government outreach and supplier financing, have generally been successful, a continued resurgence of COVID-19 could lead to further disruptions.

The Company experienced a decline in demand and volumes in its global businesses as a result of the impact of efforts to contain the spread of COVID-19. Specifically, the Company experienced lower demand due to restricted access to customer sites to perform service and installation work as well as reduced discretionary capital spending by the Company's customers. Although the Company has experienced increases in demand and volumes as governments have lifted COVID-19-related restrictions, the reinstitution of lockdowns or other restrictive measures by governments could cause a decrease in economic activity and demand for the Company’s products and services.

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

In fiscal 2020, the Company executed temporary and permanent cost mitigation actions to offset a portion of the impact of COVID-19 on the demand for its products and services. As a result of these and other permanent cost mitigation actions, including the Company's 2020 restructuring plan, the Company experienced a positive impact on its results of operations for the three months ended December 31, 2020. Although the Company has largely ceased temporary cost mitigation actions initiated in fiscal 2020, the necessity of future cost mitigation actions will depend on the continued impact of COVID-19, which is highly uncertain.

During fiscal 2020, the Company determined that it had triggering events requiring assessment of impairment for certain of its indefinite-lived intangible assets due to declines in revenue directly attributable to the COVID-19 pandemic and for certain of its indefinite-lived intangible assets, long-lived assets and goodwill due to declines in revenue and further declines in forecasted cash flows in its North America Retail reporting unit. As a result, the Company recorded an impairment charge of $62 million related primarily to the Company's retail business indefinite-lived intangible assets and an impairment charge of $424 million related to the Company's North America Retail reporting unit's goodwill. There were no triggering events requiring that an impairment assessment be conducted in the first quarter of fiscal 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

The Company continues to actively monitor its liquidity position and working capital needs. The Company believes that, following its implementation of liquidity and cost mitigation actions in fiscal 2020, it remains in a solid overall capital resources and liquidity position that is adequate to meet its projected needs.

The extent to which the COVID-19 outbreak continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy See Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 for an additional discussion of risks related to COVID-19.

Net Sales

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Net sales	$5,341	$5,576	-4%

The decrease in consolidated net sales for the three months ended December 31, 2020 was due to lower organic sales ($260 million) and lower sales due to business divestitures ($73 million), partially offset by the favorable impact of foreign currency translation ($89 million) and incremental sales from acquisitions ($9 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales decreased 5% as compared to the prior year primarily due to the unfavorable impact of the COVID-19 pandemic on demand and volumes. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Cost of sales	$3,613	$3,773	-4%
Gross profit	1,728	1,803	-4%
% of sales	32.4%	32.3%

Cost of sales and gross profit decreased for the three month period ended December 31, 2020, and gross profit as a percentage of sales increased by 10 basis points. Gross profit decreased due to organic sales declines from the unfavorable impact of the COVID-19 pandemic. Foreign currency translation had an unfavorable impact on cost of sales of approximately $63 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Selling, general and administrative expenses	$1,294	$1,427	-9%
% of sales	24.2%	25.6%

Selling, general and administrative expenses ("SG&A") for the three month period ended December 31, 2020 decreased $133 million, and SG&A as a percentage of sales decreased by 140 basis points. The decrease in SG&A was primarily due to a favorable impact of cost mitigation actions and reduction in discretionary spend in the current quarter and the favorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments, partially offset by an unfavorable impact of foreign currency translation. Foreign currency translation had an unfavorable impact on SG&A of $20 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Restructuring and impairment costs	$—	$111	*

* Measure not meaningful

Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Net financing charges	$59	$52	13%

Refer to Note 13, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Equity income	$58	$43	35%

The increase in equity income for the three months ended December 31, 2020 was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Foreign currency translation had a favorable impact on equity income of $3 million for the three months ended December 31, 2020. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Income tax provision	$61	$65	-6%
Effective tax rate	14%	25%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2020, the Company's effective tax rate for continuing operations was 14% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended December 31, 2019, the Company's effective tax rate for continuing operations was 25% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. The effective tax rate for the three months ended December 31, 2020 decreased as compared to the three months ended December 31, 2019 primarily due to the discrete tax items. Refer to Note 11, "Income Taxes," of the notes to consolidated financial statements for further detail.

Income From Discontinued Operations, Net of Tax

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Income from discontinued operations, net of tax	$124	$—	*

* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Income from continuing operations attributable to noncontrolling interests	$45	$32	41%

The increase in income from continuing operations attributable to noncontrolling interests for the three months ended December 31, 2020 was primarily due to higher net income at certain partially-owned affiliates within the Global Products segment.

Net Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Net income attributable to Johnson Controls	$451	$159	*

* Measure not meaningful

The increase in net income attributable to Johnson Controls for the three months ended December 31, 2020 was primarily due to lower SG&A, the current year income from discontinued operations, and prior year restructuring and impairment charges, partially offset by the unfavorable impact of the COVID-19 pandemic.

Diluted earnings per share attributable to Johnson Controls for the three months ended December 31, 2020 was $0.62 compared to $0.21 for the three months ended December 31, 2019.

Comprehensive Income (Loss) Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Comprehensive income attributable to Johnson Controls	$723	$414	75%

The increase in comprehensive income attributable to Johnson Controls for the three months ended December 31, 2020 was due to higher net income attributable to Johnson Controls ($292 million) and an increase in other comprehensive income attributable to Johnson Controls ($17 million) resulting primarily from favorable currency translation adjustments. The year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the euro, Mexican peso and Canadian dollar against the U.S. dollar in the current quarter.

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

Net Sales

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Building Solutions North America	$2,034	$2,167	-6%
Building Solutions EMEA/LA	906	928	-2%
Building Solutions Asia Pacific	615	629	-2%
Global Products	1,786	1,852	-4%
	$5,341	$5,576	-4%

•The decrease in Building Solutions North America was due to lower volumes ($136 million), partially offset by the favorable impact of foreign currency translation ($3 million). The decrease in volumes was primarily attributable to the unfavorable impact of the COVID-19 pandemic.

•The decrease in Building Solutions EMEA/LA was due to lower volumes ($52 million), partially offset by the favorable impact of foreign currency translation ($21 million) and incremental sales related to business acquisitions ($9 million). The decrease in volumes was primarily attributable to the unfavorable impact of the COVID-19 pandemic.

•The decrease in Building Solutions Asia Pacific was due to lower volumes ($40 million) and business divestitures ($2 million), partially offset by the favorable impact of foreign currency translation ($28 million). The decrease in volumes was primarily attributable to the unfavorable impact of the COVID-19 pandemic.

•The decrease in Global Products was due to business divestitures ($71 million) and lower volumes ($32 million), partially offset by the favorable impact of foreign currency translation ($37 million). The decrease in volumes was primarily attributable to the unfavorable impact of the COVID-19 pandemic.

Segment EBITA

	Three Months Ended December 31,
(in millions)	2020	2019	Change

Building Solutions North America	$255	$258	-1%
Building Solutions EMEA/LA	95	90	6%
Building Solutions Asia Pacific	79	72	10%
Global Products	213	203	5%
	$642	$623	3%

•The decrease in Building Solutions North America was due to unfavorable volumes, net of productivity savings and cost mitigation actions ($4 million), partially offset by prior year integration costs ($1 million).

•The increase in Building Solutions EMEA/LA was due to productivity savings and cost mitigation actions, net of unfavorable volumes ($4 million) and higher income due to business acquisitions ($1 million).

•The increase in Building Solutions Asia Pacific was due to productivity savings and cost mitigation actions, net of unfavorable volumes ($4 million) and the favorable impact of foreign currency translation ($3 million).

•The increase in Global Products was due to higher equity income ($10 million) driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture, the favorable impact of foreign currency translation ($6 million) and prior year integration costs ($1 million), partially offset by lower income due to business divestitures ($6 million) and unfavorable volumes / mix, net of productivity savings and cost mitigation actions ($1 million).

Backlog

The Company’s backlog is applicable to its sales of systems and services. At December 31, 2020, the backlog was $9.8 billion, of which $9.5 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At December 31, 2020, remaining performance obligations were $14.9 billion, which is $5.1 billion higher than the Company's backlog of $9.8 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
(in millions)	2020	2020	Change

Current assets	$10,034	$10,053
Current liabilities	(8,486)	(8,248)
	1,548	1,805	-14%

Less: Cash	(1,839)	(1,951)
Add: Short-term debt	11	31
Add: Current portion of long-term debt	453	262
Working capital (as defined)	$173	$147	18%

Accounts receivable - net	$5,177	$5,294	-2%
Inventories	1,913	1,773	8%
Accounts payable	3,210	3,120	3%

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

•The increase in working capital at December 31, 2020 as compared to September 30, 2020, was primarily due to the favorable resolution of certain post-closing working capital and net debt adjustments related to Power Solutions sale, an increase in inventory to meet anticipated customer demand, partially offset by a decrease in accounts receivable and increase in accounts payable.

•The Company’s days sales in accounts receivable at December 31, 2020 and September 30, 2020 were 68 days and 63 days, respectively. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended December 31, 2020 were lower than the comparable period ended September 30, 2020, primarily due to changes in inventory production levels.

•Days in accounts payable at December 31, 2020 were 77 days, higher than 69 days at the comparable period ended September 30, 2020, primarily due to timing.

Cash Flows From Continuing Operations

	Three Months Ended December 31,
(in millions)	2020	2019

Cash provided by operating activities	$515	$511
Cash used by investing activities	(37)	(173)
Cash used by financing activities	(547)	(850)

•The increase in cash provided by operating activities was primarily due to favorable changes in accounts payable and accrued liabilities, partially offset by prior year income tax refunds.

•The decrease in cash used by investing activities was primarily due to prior year payments for acquisitions, lower capital expenditures, higher proceeds from the sale of property, plant & equipment and current year cash proceeds from business divestitures.

•The decrease in cash used by financing activities was primarily due to lower stock repurchases.

Capitalization

	December 31,	September 30,
(in millions)	2020	2020	Change

Short-term debt	$11	$31
Current portion of long-term debt	453	262
Long-term debt	7,469	7,526
Total debt	7,933	7,819	1%
Less: cash and cash equivalents	1,839	1,951
Total net debt	6,094	5,868	4%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	17,656	17,447	1%
Total capitalization	$23,750	$23,315	2%

Total net debt as a % of total capitalization	25.7%	25.2%

•Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•The Company believes its capital resources and liquidity position at December 31, 2020 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2021 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in December 2021. There were no draws on the revolving credit facilities as of December 31, 2020 and September 30, 2020. In addition, the Company held cash and cash equivalents of $1.8 billion as of December 31, 2020. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2020, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2021, the Company believes the long-term rate of return will approximate 6.50%, 4.90% and 5.30% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2021, the Company made approximately $17 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $46 million in cash to its defined benefit pension plans in fiscal 2021. The Company expects to contribute $3 million in cash to its postretirement plans in fiscal 2021.

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

•To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company committed to a significant restructuring plan in fiscal 2020 and recorded $297 million of restructuring and impairment costs in the consolidated statements of income. The restructuring actions related primarily to cost reduction initiatives. The costs consist primarily of workforce reductions, plant closures and asset impairments. The Company currently estimates that upon completion of the restructuring action, the fiscal 2020 restructuring plans will reduce annual operating costs for continuing operations by approximately $430 million, which is primarily the result of lower cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense. The Company expects the annual benefit of these actions will be substantially realized in 2021. The restructuring action is expected to be substantially complete in fiscal 2021. The Company has outstanding restructuring reserves of $81 million at December 31, 2020, all of which is expected to be paid in cash.

•Refer to Note 13, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on items impacting capitalization.

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

The following table presents summarized income statement information (in millions):

	Three Months Ended	Year Ended
	December 31, 2020	September 30, 2020
Net sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(63)	(450)
Net loss	(63)	(450)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(63)	(450)

Excluded from the table above are the intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Three Months Ended	Year Ended
	December 31, 2020	September 30, 2020
Net sales	$—	$—
Gross profit	—	—
Income from continuing operations	117	702
Net income	117	702
Income attributable to noncontrolling interests	—	—
Net income attributable to the entity	117	702

The following table presents summarized balance sheet information as of December 31, 2020 and September 30, 2020 (in millions):

	December 31, 2020	September 30, 2020
Current assets	$834	$522
Noncurrent assets	324	318
Current liabilities	5,145	7,612
Noncurrent liabilities	7,217	7,258
Noncontrolling interests	—	—

Excluded from the table above are the intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	December 31, 2020	September 30, 2020
Current assets	$840	$838
Noncurrent assets	7,343	7,338
Current liabilities	1,382	2,724
Noncurrent liabilities	3,483	3,406
Noncontrolling interests	—	—

The same accounting policies as described in Note 1, "Summary of Significant Accounting Policies," of the Company's Annual Report on 10-K for the year ended September 30, 2020 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2019, the Company's Board of Directors approved an $8.5 billion increase to its existing share repurchase authorization, subject to the completion of the previously announced sale of the Company's Power Solutions business, which closed on April 30, 2019. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three months ended December 31, 2020, the Company repurchased approximately $0.3 billion of its ordinary shares on an open market. As of December 31, 2020, approximately $2.0 billion remains available under the share repurchase program.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/20 - 10/31/20
Purchases by Company	2,601,820	$42.44	2,601,820	$2,251,501,572
11/1/20 -11/30/20
Purchases by Company	1,318,814	43.75	1,318,814	2,193,798,879
12/1/20 - 12/31/20
Purchases by Company	3,876,536	45.86	3,876,536	2,016,034,605

During the three months ended December 31, 2020, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2021 (filed herewith) **

10.2	Form of terms and conditions for Performance Share Award under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2021 applicable to Mr. Stief (filed herewith) **

10.3	Johnson Controls International plc Executive Compensation Incentive Recoupment Policy effective December 10, 2020 (filed herewith) **

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

**	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: January 29, 2021	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer