Form 10-Q
period 2021-03-31
Johnson Controls International plc
filed 2021-04-30
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2021
Ordinary Shares, $0.01 par value per share	716,715,091

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	March 31, 2021	September 30, 2020
Assets

Cash and cash equivalents	$1,883	$1,951
Accounts receivable - net	5,167	5,294
Inventories	1,994	1,773
Other current assets	1,160	1,035
Current assets	10,204	10,053

Property, plant and equipment - net	3,015	3,059
Goodwill	18,124	17,932
Other intangible assets - net	5,259	5,356
Investments in partially-owned affiliates	1,045	914
Noncurrent assets held for sale	179	147
Other noncurrent assets	3,354	3,354
Total assets	$41,180	$40,815

Liabilities and Equity

Short-term debt	$248	$31
Current portion of long-term debt	196	262
Accounts payable	3,417	3,120
Accrued compensation and benefits	817	838
Deferred revenue	1,710	1,435
Other current liabilities	2,352	2,562
Current liabilities	8,740	8,248

Long-term debt	7,323	7,526
Pension and postretirement benefits	831	1,140
Other noncurrent liabilities	5,529	5,368
Long-term liabilities	13,683	14,034

Commitments and contingencies (Note 22)

Ordinary shares, $0.01 par value	7	8
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,148)	(1,119)
Capital in excess of par value	17,034	16,865
Retained earnings	2,215	2,469
Accumulated other comprehensive loss	(410)	(776)
Shareholders’ equity attributable to Johnson Controls	17,698	17,447
Noncontrolling interests	1,059	1,086
Total equity	18,757	18,533
Total liabilities and equity	$41,180	$40,815

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales
Products and systems	$4,032	$3,922	$7,831	$7,958
Services	1,562	1,522	3,104	3,062
	5,594	5,444	10,935	11,020
Cost of sales
Products and systems	2,751	2,741	5,470	5,607
Services	900	902	1,794	1,809
	3,651	3,643	7,264	7,416

Gross profit	1,943	1,801	3,671	3,604

Selling, general and administrative expenses	(1,253)	(1,451)	(2,547)	(2,878)
Restructuring and impairment costs	(96)	(62)	(96)	(173)
Net financing charges	(44)	(59)	(103)	(111)
Equity income	56	20	114	63

Income from continuing operations before income taxes	606	249	1,039	505

Income tax provision	209	13	270	78

Income from continuing operations	397	236	769	427

Income from discontinued operations, net of tax (Note 4)	—	—	124	—

Net income	397	236	893	427

Income from continuing operations attributable to noncontrolling interests	54	23	99	55

Net income attributable to Johnson Controls	$343	$213	$794	$372

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$343	$213	$670	$372
Income from discontinued operations	—	—	124	—
Net income	$343	$213	$794	$372

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.48	$0.28	$0.93	$0.49
Discontinued operations	—	—	0.17	—
Net income	$0.48	$0.28	$1.10	$0.49

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.48	$0.28	$0.93	$0.49
Discontinued operations	—	—	0.17	—
Net income	$0.48	$0.28	$1.10	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Net income	$397	$236	$893	$427

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	63	(494)	371	(233)
Realized and unrealized gains (losses) on derivatives	8	(10)	9	(3)
Pension and postretirement plans	—	—	(1)	(1)

Other comprehensive income (loss)	71	(504)	379	(237)

Total comprehensive income (loss)	468	(268)	1,272	190

Comprehensive income attributable to noncontrolling interests	31	—	112	44

Comprehensive income (loss) attributable to Johnson Controls	$437	$(268)	$1,160	$146

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2021	2020
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$670	$372
Income from continuing operations attributable to noncontrolling interests	99	55
Net income from continuing operations	769	427
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	419	414
Pension and postretirement benefit income	(299)	(80)
Pension and postretirement contributions	(25)	(27)
Equity in earnings of partially-owned affiliates, net of dividends received	(107)	(11)
Deferred income taxes	25	(61)
Noncash restructuring and impairment charges	54	116
Equity-based compensation	32	38
Other - net	(64)	18
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	167	244
Inventories	(211)	(261)
Other assets	(90)	(150)
Restructuring reserves	(24)	(38)
Accounts payable and accrued liabilities	510	(605)
Accrued income taxes	4	642
Cash provided by operating activities from continuing operations	1,160	666

Investing Activities of Continuing Operations
Capital expenditures	(197)	(250)
Sale of property, plant and equipment	54	20
Acquisition of businesses, net of cash acquired	(10)	(58)
Business divestitures, net of cash divested	19	—
Changes in long-term investments	15	—
Cash used by investing activities from continuing operations	(119)	(288)

Financing Activities of Continuing Operations
Increase in short-term debt - net	225	335
Repayment of long-term debt	(258)	(502)
Debt financing costs	—	(4)
Stock repurchases and retirements	(661)	(1,467)
Payment of cash dividends	(377)	(402)
Proceeds from the exercise of stock options	133	39
Employee equity-based compensation withholding taxes	(29)	(32)
Change in noncontrolling interest share	(14)	—
Dividends paid to noncontrolling interests	(101)	(5)
Cash received related to prior acquisitions and divestitures, net	3	2
Cash used by financing activities from continuing operations	(1,079)	(2,036)

Discontinued Operations
Cash used by operating activities	(37)	(208)
Cash used by discontinued operations	(37)	(208)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	64
Decrease in cash, cash equivalents and restricted cash	(66)	(1,802)
Cash, cash equivalents and restricted cash at beginning of period	1,960	2,821
Cash, cash equivalents and restricted cash at end of period	1,894	1,019
Less: Restricted cash	11	13
Cash and cash equivalents at end of period	$1,883	$1,006

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders
(in millions, except per share data; unaudited)

	Six Months Ended March 31, 2020
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2019	$19,766	$8	$16,812	$4,827	$(1,086)	$(795)
Comprehensive income (loss)	146	—	—	372	—	(226)
Cash dividends Ordinary ($0.52 per share)	(395)	—	—	(395)	—	—
Repurchases and retirements of ordinary shares	(1,467)	—	—	(1,467)	—	—
Adoption of ASC 842	(5)	—	—	(5)	—	—
Other, including options exercised	39	—	71	—	(32)	—
At March 31, 2020	$18,084	$8	$16,883	$3,332	$(1,118)	$(1,021)

	Three Months Ended March 31, 2020
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At December 31, 2019	$19,329	$8	$16,848	$4,129	$(1,116)	$(540)
Comprehensive income (loss)	(268)	—	—	213	—	(481)
Cash dividends Ordinary ($0.26 per share)	(194)	—	—	(194)	—	—
Repurchases and retirements of ordinary shares	(816)	—	—	(816)	—	—
Other, including options exercised	33	—	35	—	(2)	—
At March 31, 2020	$18,084	$8	$16,883	$3,332	$(1,118)	$(1,021)

	Six Months Ended March 31, 2021
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2020	$17,447	$8	$16,865	$2,469	$(1,119)	$(776)
Comprehensive income	1,160	—	—	794	—	366
Cash dividends Ordinary ($0.53 per share)	(384)	—	—	(384)	—	—
Repurchases and retirements of ordinary shares	(661)	(1)	—	(660)	—	—
Adoption of ASU 2016-13	(4)	—	—	(4)	—	—
Change in noncontrolling interest share	(8)	—	(8)	—	—	—
Other, including options exercised	148	—	177	—	(29)	—
At March 31, 2021	$17,698	$7	$17,034	$2,215	$(1,148)	$(410)

	Three Months Ended March 31, 2021
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At December 31, 2020	$17,656	$7	$16,917	$2,382	$(1,146)	$(504)
Comprehensive income	437	—	—	343	—	94
Cash dividends Ordinary ($0.27 per share)	(195)	—	—	(195)	—	—
Repurchases and retirements of ordinary shares	(315)	—	—	(315)	—	—
Change in noncontrolling interest share	(8)	—	(8)	—	—	—
Other, including options exercised	123	—	125	—	(2)	—
At March 31, 2021	$17,698	$7	$17,034	$2,215	$(1,148)	$(410)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)

1.Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 16, 2020. The results of operations for the three and six month periods ended March 31, 2021 are not necessarily indicative of results for the Company’s 2021 fiscal year because of seasonal and other factors.

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

Restricted Cash

At March 31, 2021 and September 30, 2020, the Company held restricted cash of approximately $11 million and $9 million, respectively, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
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

3.Acquisitions and Divestitures

In April 2021, the Company announced it had entered into a definitive agreement to acquire Silent-Aire, a global leader in hyperscale data center cooling and modular critical infrastructure solutions. The all-cash transaction is valued at up to $870 million, which will include an upfront payment of approximately $630 million at closing and additional payments to be made subject to the achievement of post-closing earnout milestones. The Silent-Aire business will be reported within the Global Products segment. The transaction is expected to close in the third quarter of fiscal 2021, subject to the receipt of regulatory approval and customary closing conditions.

During the first six months of fiscal 2021, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $15 million, of which $10 million was paid as of March 31, 2021. In connection with the acquisitions, the Company recorded goodwill of $13 million within the Building Solutions EMEA/LA segment.

During the first six months of fiscal 2021, the Company completed certain divestitures within the Buildings Solutions Asia Pacific segment. The combined selling price was $23 million, of which $19 million was received as of March 31, 2021. In connection with the divestitures, the Company reduced goodwill by $6 million.

During the first six months of fiscal 2020, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $61 million, of which $58 million was paid as of March 31, 2020. In connection with the acquisitions, the Company recorded goodwill of $19 million within the Global Products segment and $20 million within the Building Solutions EMEA/LA segment.

Acquisitions and divestitures were not material to the Company's consolidated financial statements in the first six months of fiscal 2021 or 2020.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
The following table summarizes the results of Power Solutions which are classified as discontinued operations for the six months ended March 31, 2021 (in millions). There is no Power Solutions related activity for the three months ended March 31, 2021 and the three and six months ended March 31, 2020.

Six Months Ended March 31, 2021

Net sales	$—

Income from discontinued operations before income taxes	150
Provision for income taxes on discontinued operations	(26)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—
Income from discontinued operations	$124

Assets and Liabilities Held for Sale

During the second quarter of fiscal 2021, the Company determined that certain corporate assets met the criteria to be classified as held for sale. The carrying value of these assets was $26 million at March 31, 2021.

During the third quarter of fiscal 2020, the Company determined that certain assets of the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. The estimated fair value, less costs to sell, of these assets was $153 million at March 31, 2021 and $147 million at September 30, 2020.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by products and systems versus services revenue for the three and six months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,272	$820	$2,092	$1,357	$818	$2,175
Building Solutions EMEA/LA	429	468	897	400	450	850
Building Solutions Asia Pacific	329	274	603	271	254	525
Global Products	2,002	—	2,002	1,894	—	1,894

Total	$4,032	$1,562	$5,594	$3,922	$1,522	$5,444

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$2,514	$1,612	$4,126	$2,713	$1,629	$4,342
Building Solutions EMEA/LA	855	948	1,803	857	921	1,778
Building Solutions Asia Pacific	674	544	1,218	642	512	1,154
Global Products	3,788	—	3,788	3,746	—	3,746

Total	$7,831	$3,104	$10,935	$7,958	$3,062	$11,020

The following table presents further disaggregation of Global Products segment revenues by product type for the three and six months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
HVAC	$1,402	$1,324	$2,651	$2,624
Fire & Security	537	511	1,025	1,003
Industrial Refrigeration	63	59	112	119
Total	$2,002	$1,894	$3,788	$3,746

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
March 31, 2021
(unaudited)
The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	March 31, 2021	September 30, 2020
Contract assets - current	Accounts receivable - net	$1,387	$1,395
Contract assets - noncurrent	Other noncurrent assets	102	104
Contract liabilities - current	Deferred revenue	(1,710)	(1,435)
Contract liabilities - noncurrent	Other noncurrent liabilities	(258)	(245)
Total		$(479)	$(181)

For the three months ended March 31, 2021 and March 31, 2020, the Company recognized revenue of $221 million and $326 million, respectively, that was included in the beginning of period contract liability balance. For the six months ended March 31, 2021 and March 31, 2020, the Company recognized revenue of $935 million and $1,012 million, respectively, that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $15.0 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

As of March 31, 2021, the Company recorded the costs to obtain or fulfill a contract of $241 million, of which $130 million is recorded within other current assets and $111 million is recorded within other noncurrent assets in the consolidated statements of financial position. As of September 30, 2020, the Company recorded the costs to obtain or fulfill a contract of $223 million, of which $119 million is recorded within other current assets and $104 million is recorded within other noncurrent assets in the consolidated statements of financial position.

During the three months ended March 31, 2021 and 2020, the Company recognized amortization expense of $47 million and $43 million, respectively, related to costs to obtain or fulfill a contract. During the six months ended March 31, 2021 and 2020, the Company recognized amortization expense of $88 million and $69 million, respectively, related to costs to

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
obtain or fulfill a contract. There were no impairment losses recognized in the three and six months ended March 31, 2021 and 2020.

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

Accounts receivable, net consisted of the following (in millions):

	March 31, 2021	September 30, 2020
Accounts receivable	$5,315	$5,467
Less: Allowance for expected credit losses (1)	(148)	(173)
Accounts receivable, net	$5,167	$5,294

(1) Allowance for doubtful accounts as of September 30, 2020, prior to the adoption of ASU 2016-13.

The changes in the allowance for expected credit losses related to accounts receivable for the six month period ended March 31, 2021 were as follows (in millions):

Six Months Ended March 31, 2021
Balance as of September 30, 2020	$173
Provision for expected credit losses	3
Write-offs charged against the allowance for expected credit losses	(32)
Other (including impact of adoption of ASU 2016-13)	4
Balance as of March 31, 2021	$148

7.    Leases

The Company's lease portfolio is described in Note 8, "Leases," of the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended September 30, 2020.

The following table presents supplemental consolidated statement of financial position information as of March 31, 2021 and September 30, 2020 (in millions):

	Location of lease balances	March 31, 2021	September 30, 2020
Operating lease right-of-use assets	Other noncurrent assets	$1,284	$1,190
Operating lease liabilities - current	Other current liabilities	296	332
Operating lease liabilities - noncurrent	Other noncurrent liabilities	992	875

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
The following table presents supplemental noncash operating lease activity for the six months ended March 31, 2021 and 2020 (in millions):

	Six Months Ended March 31,
	2021	2020
Right-of-use assets obtained in exchange for operating lease liabilities	$303	$174

8.     Inventories

Inventories consisted of the following (in millions):

	March 31, 2021	September 30, 2020

Raw materials and supplies	$676	$629
Work-in-process	175	142
Finished goods	1,143	1,002
Inventories	$1,994	$1,773

9.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended March 31, 2021 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				March 31,
	2020				2021

Building Solutions North America	$9,160	$—	$—	$42	$9,202
Building Solutions EMEA/LA	1,967	13	—	51	2,031
Building Solutions Asia Pacific	1,226	—	(6)	40	1,260
Global Products	5,579	—	—	52	5,631
Total	$17,932	$13	$(6)	$185	$18,124

At September 30, 2020, accumulated goodwill impairment charges included $424 million and $47 million related to the Building Solutions North America Retail and Building Solutions EMEA/LA - Latin America reporting units, respectively.

The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the six months ended March 31, 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	March 31, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,351	$(566)	$785	$1,332	$(497)	$835
Customer relationships	2,805	(1,086)	1,719	2,773	(969)	1,804
Miscellaneous	710	(312)	398	657	(268)	389
	4,866	(1,964)	2,902	4,762	(1,734)	3,028
Indefinite-lived intangible assets
Trademarks/trade names	2,277	—	2,277	2,248	—	2,248
Miscellaneous	80	—	80	80	—	80
	2,357	—	2,357	2,328	—	2,328
Total intangible assets	$7,223	$(1,964)	$5,259	$7,090	$(1,734)	$5,356

Amortization of other intangible assets included within continuing operations for the three month periods ended March 31, 2021 and 2020 was $104 million and $97 million, respectively. Amortization of other intangible assets included within continuing operations for the six month periods ended March 31, 2021 and 2020 was $208 million and $193 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2022, 2023, 2024, 2025 and 2026 will be approximately $417 million, $411 million, $395 million, $374 million and $301 million per year, respectively.

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the six months ended March 31, 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

10.    Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to various restructuring plans as necessary. Restructuring plans generally result in charges for workforce reductions, plant closures, asset impairments and other related costs which are reported as restructuring and impairment costs in the Company’s consolidated statements of income. The Company expects the restructuring actions to reduce cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense.

In fiscal 2021, the Company committed to a significant restructuring plan ("2021 Plan"). During the three months ended March 31, 2021, the Company recorded $96 million of restructuring and impairment costs in the consolidated statements of income. The total amount expected to be incurred for this restructuring plan is $385 million across all segments and at Corporate. Of the restructuring and impairment costs recorded, $38 million related to the Building Solutions North America segment, $34 million related to the Global Products segment, $10 million related to the Building Solutions EMEA/LA segment, $7 million related to the Building Solutions Asia Pacific segment and $7 million related to Corporate.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
The following table summarizes the changes in the Company’s 2021 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$32	$54	$10	$96
Utilized—cash	(2)	—	(3)	(5)
Utilized—noncash	—	(54)	—	(54)
Balance at March 31, 2021	$30	$—	$7	$37

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

The following table summarizes the changes in the Company’s 2020 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$196	$96	$5	$297
Utilized—cash	(92)	—	(3)	(95)
Utilized—noncash	—	(96)	—	(96)
Currency translation	2	—	—	2
Balance at September 30, 2020	$106	$—	$2	$108
Utilized—cash	(46)	—	(2)	(48)
Balance at March 31, 2021	$60	$—	$—	$60

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

The Company's fiscal 2021 and 2020 restructuring plans included workforce reductions of approximately 8,100 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2021, approximately 5,300 of the employees have been separated from the Company pursuant to the restructuring plans.

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
March 31, 2021
(unaudited)
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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended March 31, 2021, the Company's effective tax rate for continuing operations was 34% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2021, the Company's effective tax rate for continuing operations was 26% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended March 31, 2020, the Company's effective tax rate for continuing operations was 5% and was lower than the statutory tax rate of 12.5% primarily due to tax audit reserve adjustments and the benefits of continuing global tax planning initiatives, partially offset by tax rate differentials. For the six months ended March 31, 2020, the Company's effective tax rate for continuing operations was 15% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform and tax rate differentials, partially offset by tax audit reserve adjustments and the benefits of continuing global tax planning initiatives.

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

In the second quarter of fiscal 2021, due to changes in forecasted taxable income, the Company recorded a discrete tax charge of $105 million related to valuation allowances on certain Mexico deferred tax assets now considered unrealizable.

Uncertain Tax Positions

At September 30, 2020, the Company had gross tax effected unrecognized tax benefits of $2,528 million, of which $2,132 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2020 was approximately $205 million (net of tax benefit). Total net accrued interest during the six months ended March 31, 2021 and 2020 was approximately $24 million (net of tax benefit) and approximately $35 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the second quarter of fiscal 2020, tax audit resolutions resulted in a $22 million net benefit to income tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2020
China	2017 - 2019
Germany	2007 - 2018
Luxembourg	2017 - 2018
Mexico	2015 - 2020
Taiwan	2019
United Kingdom	2014 - 2015, 2018

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

In the second quarter of fiscal 2021, the Company recorded pension mark-to-market gains of $207 million. The gain generated tax expense of $53 million, which reflects the Company’s current tax position in the impacted jurisdictions.

In the second quarter of fiscal 2021, the Company recorded $96 million of restructuring and impairment costs. Refer to Note 10, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The restructuring costs generated a $15 million tax benefit, which reflects the Company’s current tax position in the impacted jurisdictions.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
enactment did not have a material impact to the Company’s financial statements. TRAF also provides for parameters which enable the Swiss cantons to adjust tax rates and establish new regulations for companies. As of September 30, 2019, the canton of Schaffhausen had not concluded its public referendum; however, the enactment did occur during the first quarter of fiscal 2020.

During the six months ended March 31, 2021 and 2020, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

12.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Interest cost	$11	$19	$22	$37
Expected return on plan assets	(42)	(46)	(84)	(90)
Net actuarial gain	(203)	—	(203)	—
Settlement gain	(4)	—	(4)	—
Net periodic benefit credit	$(238)	$(27)	$(269)	$(53)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Service cost	$6	$7	$13	$13
Interest cost	8	9	16	18
Expected return on plan assets	(27)	(29)	(55)	(56)
Amortization of prior service cost	—	1	—	1
Net periodic benefit credit	$(13)	$(12)	$(26)	$(24)

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Service cost	$1	$—	$1	$—
Interest cost	—	1	1	2
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of prior service credit	(1)	—	(2)	(1)
Net periodic benefit credit	$(2)	$(1)	$(4)	$(3)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
During the three months ended March 31, 2021, the amount of cumulative fiscal 2021 lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial gains of $203 million, primarily due to an increase in discount rates and favorable plan asset performance.

13.    Debt and Financing Arrangements

Net Financing Charges

Net financing charges consisted of the following (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Interest expense, net of capitalized interest costs	$53	$62	$112	$124
Banking fees and bond cost amortization	4	5	12	10
Interest income	(3)	(5)	(6)	(18)
Net foreign exchange results for financing activities	(10)	(3)	(15)	(5)
Net financing charges	$44	$59	$103	$111

In March 2021, the Company entered into a bank term loan arrangement totaling $235 million due in March 2022 and retired $257 million in principal amount, plus accrued interest, of its 4.25% fixed rate notes that expired in March 2021.

As of March 31, 2021, the Company had a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which was renewed in December 2020 and is now scheduled to expire in December 2021. As of March 31, 2021, there were no draws on the facilities.

14.    Stock-Based Compensation

On March 10, 2021, the shareholders of the Company approved the Johnson Controls International plc 2021 Equity and Incentive Plan and terminated the 2012 Share and Incentive Plan, as amended in September 2016 (collectively, the "Plans"). Both plans authorize stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter.

A summary of the stock-based awards granted during the six month periods ended March 31, 2021 and 2020 is presented below:

	Six Months Ended March 31,
	2021		2020
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	932,678	$9.36	1,347,310	$7.29
Stock appreciation rights	35,254	9.36	—	—
Restricted stock/units	1,697,257	46.20	1,864,026	41.55
Performance shares	410,934	50.53	476,939	42.48

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
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

	Six Months Ended March 31,
	2021	2020
Expected life of option (years)	6.5	6.5
Risk-free interest rate	0.6%	1.67%
Expected volatility of the Company’s stock	27.6%	22.4%
Expected dividend yield on the Company’s stock	2.28%	2.49%

Stock Appreciation Rights (SARs)

SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of the exercise and the exercise price. As a result, SARs are recorded in the Company's consolidated financial statements of financial position as a liability until the date of exercise. The fair value of each SAR award is estimated using a similar method described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

Restricted (Non-vested) Stock / Units

Restricted stock or restricted stock units are typically share settled unless the employee is a non-U.S. employee or elects to defer settlement until retirement at which point the award would be settled in cash. Restricted awards typically vest over a period of three years from the grant date. The Plans allow for different vesting terms on specific grants with approval by the Board of Directors. The fair value of each share-settled restricted award is based on the closing market value of the Company’s ordinary shares on the date of grant. The fair value of each cash-settled restricted award is recalculated at the end of each reporting period based on the closing market value of the Company's ordinary shares at the end of the reporting period, and the liability and expense are adjusted based on the new fair value.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Company's stock over the most recent three-year period as of the grant date.

	Six Months Ended March 31,
	2021	2020
Risk-free interest rate	0.20%	1.60%
Expected volatility of the Company’s stock	30.9%	21.8%

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Income Available to Ordinary Shareholders
Income from continuing operations	$343	$213	$670	$372
Income from discontinued operations	—	—	124	—
Basic and diluted income available to shareholders	$343	$213	$794	$372

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	717.1	754.8	720.1	762.4
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	4.2	2.3	3.8	3.2
Diluted weighted average shares outstanding	721.3	757.1	723.9	765.6

Antidilutive Securities
Options to purchase shares	—	1.4	0.1	0.8

16.    Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, December 31	$17,656	$1,167	$18,823	$19,329	$1,102	$20,431
Total comprehensive income (loss):
Net income	343	54	397	213	23	236
Foreign currency translation adjustments	88	(25)	63	(471)	(23)	(494)
Realized and unrealized gains (losses) on derivatives	6	2	8	(10)	—	(10)
Other comprehensive income (loss)	94	(23)	71	(481)	(23)	(504)
Comprehensive income (loss)	437	31	468	(268)	—	(268)

Other changes in equity:
Cash dividends—ordinary shares	(195)	—	(195)	(194)	—	(194)
Dividends attributable to noncontrolling interests	—	(133)	(133)	—	(98)	(98)
Repurchases and retirements of ordinary shares	(315)	—	(315)	(816)	—	(816)
Change in noncontrolling interest share	(8)	(6)	(14)	—	—	—
Other, including options exercised	123	—	123	33	—	33
Ending balance, March 31	$17,698	$1,059	$18,757	$18,084	$1,004	$19,088

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$17,447	$1,086	$18,533	$19,766	$1,063	$20,829
Total comprehensive income:
Net income	794	99	893	372	55	427
Foreign currency translation adjustments	360	11	371	(220)	(13)	(233)
Realized and unrealized gains (losses) on derivatives	7	2	9	(5)	2	(3)
Pension and postretirement plans	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	366	13	379	(226)	(11)	(237)
Comprehensive income	1,160	112	1,272	146	44	190

Other changes in equity:
Cash dividends—ordinary shares	(384)	—	(384)	(395)	—	(395)
Dividends attributable to noncontrolling interests	—	(133)	(133)	—	(103)	(103)
Repurchases and retirements of ordinary shares	(661)	—	(661)	(1,467)	—	(1,467)
Change in noncontrolling interest share	(8)	(6)	(14)	—	—	—
Adoption of ASC 842	—	—	—	(5)	—	(5)
Adoption of ASU 2016-13	(4)	—	(4)	—	—	—
Other, including options exercised	148	—	148	39	—	39
Ending balance, March 31	$17,698	$1,059	$18,757	$18,084	$1,004	$19,088

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
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

For the three and six months ended March 31, 2021, the Company repurchased and immediately retired $315 million and $661 million of its ordinary shares, respectively. For the three and six months ended March 31, 2020, the Company repurchased and immediately retired $816 million and $1,467 million of its ordinary shares, respectively. In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. As of March 31, 2021, approximately $5.7 billion remains available under the Company's share repurchase authorization.

The following schedules present changes in accumulated other comprehensive income ("AOCI") attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended March 31,
	2021	2020

Foreign currency translation adjustments ("CTA")
Balance at beginning of period	$(506)	$(534)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	88	(471)
Balance at end of period	(418)	(1,005)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	3	3
Current period changes in fair value (net of tax effect of $2 and $(3))	5	(8)
Reclassification to income (net of tax effect of $0 and $0) *	1	(2)
Balance at end of period	9	(7)

Pension and postretirement plans
Balance at beginning of period	(1)	(9)
Reclassification to income (net of tax effect of $0 and $0)	—	—
Balance at end of period	(1)	(9)

Accumulated other comprehensive loss, end of period	$(410)	$(1,021)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)

	Six Months Ended March 31,
	2021	2020

CTA
Balance at beginning of period	$(778)	$(785)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	360	(220)
Balance at end of period	(418)	(1,005)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	2	(2)
Current period changes in fair value (net of tax effect of $4 and $(1))	7	(3)
Reclassification to income (net of tax effect of $0 and $0) *	—	(2)
Balance at end of period	9	(7)

Pension and postretirement plans
Balance at beginning of period	—	(8)
Reclassification to income (net of tax effect of $0 and $0)	(1)	(1)
Balance at end of period	(1)	(9)

Accumulated other comprehensive loss, end of period	$(410)	$(1,021)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and six months ended March 31, 2021 and 2020.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	March 31, 2021	September 30, 2020

Copper	2,783	2,497
Aluminum	3,133	3,036

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At March 31, 2021 and September 30, 2020, the Company had 888 million euro, 500 million euro, 500 million euro, 423 million euro and 54 million euro in bonds designated as net investment hedges of a portion of the Company's net investment in European subsidiaries and 25 billion yen of foreign denominated debt designated as net investment hedge of a portion of the Company's net investment in Japanese subsidiaries.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. The Company hedged approximately 1.4 million shares of its ordinary shares, which have a cost basis of $58 million, as of March 31, 2021 and 1.4 million shares, which have a cost basis of $60 million, as of September 30, 2020.

The Company also holds certain foreign currency forward and option contracts not designated as hedging instruments under ASC 815. The change in fair value of these foreign currency exchange derivatives are recorded in the consolidated statements of income in the period in which they occur.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	September 30,
	2021	2020	2021	2020
Other current assets
Foreign currency exchange derivatives	$20	$10	$57	$17
Commodity derivatives	3	2	—	—
Other noncurrent assets
Equity swap	—	—	82	58
Total assets	$23	$12	$139	$75

Other current liabilities
Foreign currency exchange derivatives	$7	$10	$3	$—
Long-term debt
Foreign currency denominated debt	3,002	3,010	—	—
Total liabilities	$3,009	$3,020	$3	$—

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	March 31,	September 30,	March 31,	September 30,
	2021	2020	2021	2020
Gross amount recognized	$162	$87	$3,012	$3,020
Gross amount eligible for offsetting	(10)	(10)	(10)	(10)
Net amount	$152	$77	$3,002	$3,010

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three and six months ended March 31, 2021 and 2020 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Foreign currency exchange derivatives	$10	$(7)	$13	$2
Commodity derivatives	—	(4)	1	(3)
Total	$10	$(11)	$14	$(1)

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three and six months ended March 31, 2021 and 2020 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2021	2020	2021	2020
Foreign currency exchange derivatives	Cost of sales	$1	$2	$3	$3
Commodity derivatives	Cost of sales	(2)	—	(3)	(1)
Total		$(1)	$2	$—	$2

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three and six months ended March 31, 2021 and 2020 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2021	2020	2021	2020
Foreign currency exchange derivatives	Cost of sales	$2	$4	$(4)	$4
Foreign currency exchange derivatives	Selling, general and administrative	3	—	1	—
Foreign currency exchange derivatives	Net financing charges	100	(10)	145	49
Equity swap	Selling, general and administrative	18	(20)	24	(24)
Total		$123	$(26)	$166	$29

Pre-tax gains on net investment hedges recorded in CTA within other comprehensive income (loss) were $144 million and $46 million for the three months ended March 31, 2021 and 2020, respectively. Pre-tax gains (losses) on net investment hedges recorded in CTA within other comprehensive income (loss) were $9 million and $(12) million for the six months ended March 31, 2021 and 2020, respectively. For the three and six months ended March 31, 2021 and 2020, no gains or losses were reclassified from CTA into income.

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
March 31, 2021
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2021 and September 30, 2020 (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$77	$—	$77	$—
Commodity derivatives	3	—	3	—
Other noncurrent assets
Deferred compensation plan assets	72	72	—	—
Exchange traded funds (fixed income)[1]	147	147	—	—
Exchange traded funds (equity)[1]	157	157	—	—
Equity swap	82	—	82	—
Total assets	$538	$376	$162	$—
Other current liabilities
Foreign currency exchange derivatives	$10	$—	$10	$—
Total liabilities	$10	$—	$10	$—

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income for the three and six months ended March 31, 2021 and 2020 that relate to equity securities still held at March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Deferred compensation plan assets	$2	$(10)	$7	$(7)
Investments in exchange traded funds	2	(32)	23	(22)

All of the gains and losses on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At March 31, 2021, the fair value of long-term debt was $8.1 billion, including public debt of $7.9 billion and other long-term debt of $0.2 billion. At September 30, 2020, the fair value of long-term debt was $8.6 billion, including public debt of $8.4 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

In the second quarter of fiscal 2021, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2021. As a result, the Company reviewed the long-lived assets for impairment and recorded $54 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $29 million related to the Building Solutions North America segment, $16 million related to the Global Products segment, $5 million related to Corporate assets and $4 million related to the Building Solutions Asia Pacific segment. Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
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

At March 31, 2021 and 2020, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Building Solutions North America	$2,092	$2,175	$4,126	$4,342
Building Solutions EMEA/LA	897	850	1,803	1,778
Building Solutions Asia Pacific	603	525	1,218	1,154
Global Products	2,002	1,894	3,788	3,746
Total net sales	$5,594	$5,444	$10,935	$11,020

	Segment EBITA
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Building Solutions North America	$266	$251	$521	$509
Building Solutions EMEA/LA	86	85	181	175
Building Solutions Asia Pacific	74	65	153	137
Global Products	285	216	498	419
Total segment EBITA	$711	$617	$1,353	$1,240

Corporate expenses	$(70)	$(118)	$(137)	$(236)
Amortization of intangible assets	(104)	(97)	(208)	(193)
Restructuring and impairment costs	(96)	(62)	(96)	(173)
Net mark-to-market adjustments	209	(32)	230	(22)
Net financing charges	(44)	(59)	(103)	(111)
Income from continuing operations before income taxes	$606	$249	$1,039	$505

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
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

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, for the six months ended March 31, 2021 and 2020 were as follows (in millions). Extended warranty for which deferred revenue is recorded is not included in the table below, but rather included within the contract balances table in the Note 5, "Revenue Recognition," of the notes to consolidated financial statements for all periods presented.

	Six Months Ended March 31,
	2021	2020

Balance at beginning of period	$167	$156
Accruals for warranties issued during the period	39	32
Accruals from acquisition and divestitures	(1)	—
Accruals related to pre-existing warranties	14	(3)
Settlements made (in cash or in kind) during the period	(33)	(30)
Currency translation	—	(1)
Balance at end of period	$186	$154

22.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of March 31, 2021, reserves for environmental liabilities for continuing operations totaled $112 million, of which $46 million was recorded within other current liabilities and $66 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $130 million at September 30, 2020, of which $61 million was recorded within other current liabilities and $69 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
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

Potential environmental liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At March 31, 2021 and September 30, 2020, the Company recorded conditional asset retirement obligations for continuing operations of $29 million and $29 million, respectively.

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

As of March 31, 2021, the Company's estimated asbestos-related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $93 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $470 million, of which $49 million was recorded in other current liabilities and $421 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $377 million, of which $22 million was recorded in other current assets, and $355 million was recorded in other noncurrent assets. Assets included $11 million of cash and $304 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at March 31, 2021 was $62 million. As of September 30, 2020, the Company's estimated asbestos-related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $115 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $483 million, of which $49 million was recorded in other current liabilities and $434 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $368 million, of which $39 million was recorded in other current assets, and $329 million was recorded in other noncurrent assets. Assets included $9 million of cash and $291 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2020 was $68 million.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At March 31, 2021 and September 30, 2020, the insurable liabilities totaled $366 million and $363 million, respectively, of which $90 million and $83 million was recorded within other current liabilities, $23 million and $22 million was recorded within accrued compensation and benefits, and $253 million and $258 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at March 31, 2021 were $21 million, of which $5 million was recorded within other current assets and $16 million was recorded within other noncurrent assets, respectively. The amount of such receivables recorded at September 30, 2020 were $21 million, of which $5 million was recorded within other current assets and $16 million was recorded within other noncurrent assets, respectively. The Company maintains captive insurance companies to manage its insurable liabilities.

Aqueous Film-Forming Foam ("AFFF") Litigation

Two of the Company's subsidiaries, Chemguard and Tyco Fire Products, have been named, along with other defendant manufacturers, suppliers and distributors, and, in some cases, certain subsidiaries of the Company affiliated with Chemguard and Tyco Fire Products, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense (the "DOD") and others for fire suppression purposes and related training exercises. Plaintiffs generally allege that the firefighting foam products contain or break down into the chemicals PFOS and PFOA and/or other PFAS compounds and that the use of these products by others at various airbases, airports and other sites resulted in the release of these chemicals into the environment and ultimately into communities’ drinking water supplies neighboring those airports, airbases and other sites. PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued binding regulatory limits, but had stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. While those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. In March 2021, EPA published its final determination to regulate PFOS and PFOA in drinking water. The EPA also announced in January 2021 that it will issue an advance notice of proposed rulemaking to solicit public comment on whether the agency should take additional regulatory steps to address PFAS contamination, including designating PFOA and PFOS and other PFAS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act and seeking comment on whether PFOA and PFOS and other PFAS should be subject to regulation as hazardous waste under the Resource Conservation and Recovery Act. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 31 putative class actions in federal courts originating from Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, Washington, New Hampshire, South Carolina, the District of Columbia, Guam, West Virginia, Michigan, Texas and South Dakota. All of these cases have been direct-filed in or transferred to the MDL. Since the beginning of fiscal year 2021, two putative class actions (Jackson v. 3M Company, et al., direct filed on January 15, 2021 in the MDL pending in the United States District Court, District of South Carolina; Ogden v. Intercontinental Terminals Company LLC, et al., filed in the United States District Court, Southern District of Texas on January 27, 2021, and tagged to the MDL) have been filed against the Company.

AFFF Individual or Mass Actions

There are approximately 1,000 individual or “mass” actions pending that were filed in state or federal court in various states including California, Colorado, New York, Pennsylvania, New Mexico, Missouri, Arizona, Texas, and South Carolina against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York, and approximately 1,000 other plaintiffs. All but five of these matters have been transferred to or directly-filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. Many of the additional filed actions were directly filed in South Carolina by plaintiffs who were among the 660 plaintiffs the Company had previously disclosed to have made filings in Pennsylvania state court. The Company anticipates that the remainder of the possible individual product liability claims filed in Pennsylvania state court will either soon be filed in the MDL (and that all such claims in state court will be dismissed accordingly) or will be dismissed in Pennsylvania without a corresponding filing in South Carolina.

AFFF Municipal Cases

Chemguard and Tyco Fire Products have been named as defendants in 87 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Alabama, Arizona, California, Colorado, Florida, Idaho, Kentucky, Louisiana, Massachusetts, New Jersey, New York, Maryland, North Carolina, Ohio, Pennsylvania, Virginia, Washington, the District of Columbia and several municipalities or water providers from various states who direct-filed complaints in South Carolina. All but five of these cases have been transferred to or directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)
In April 2020, the Weirton Area Water Board in West Virginia filed a lawsuit in the Circuit Court of Brooke County, West Virginia against a number of PFAS chemical manufacturers, including Chemguard, with respect to PFAS contamination. This case has been removed to the United States District Court for the Northern District of West Virginia and transferred to the MDL in the District of South Carolina.

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
March 31, 2021
(unaudited)
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

In December 2020, the State of Mississippi filed a lawsuit against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land and natural resources allegedly resulting from the use of firefighting foams at various locations throughout the State. This complaint was direct-filed in the MDL in South Carolina.

In April 2021, the State of Alaska filed a lawsuit in the superior court of the State of Alaska against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land and natural resources allegedly resulting from the use of firefighting foams at various locations throughout the State. This complaint has not yet been served.

AFFF Matters Related to the Tyco Fire Products Fire Technology Center in Marinette, Wisconsin

Tyco Fire Products and Chemguard are defendants in one lawsuit in Marinette County, Wisconsin alleging damages due to the historical use of AFFF products at Tyco’s Fire Technology Center in Marinette, Wisconsin. The putative class action, Joan & Richard Campbell for themselves and on behalf of other similarly situated v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) alleges PFAS (including PFOA/PFOS) contaminated groundwater migrated off Tyco’s property and into residential drinking water wells causing both personal injuries and property damage to the plaintiffs; Tyco and Chemguard removed this case to the United States District Court for the Eastern District of Wisconsin and it has been transferred to the MDL. On January 7, 2021, the parties agreed to settle the lawsuit. The settlement provides that Tyco will pay up to $17.5 million to compensate Town of Peshtigo residents who live in the area affected by PFAS from the FTC for claims related to loss of real property value, exposure and/or personal injury. The settlement does not constitute an admission of wrongdoing by Tyco or Chemguard and is subject to approval by the federal court presiding over the lawsuit and other contingencies. The court is scheduled to conduct a hearing regarding the proposed settlement in May 2021. The Company does not expect the settlement to have a significant impact on its fiscal year 2021 results of operations or cash flows.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2021
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

The following table presents net sales to and purchases from related parties for the three and six months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales to related parties	$53	$38	$97	$83
Purchases from related parties	37	10	66	22

The following table presents receivables from and payables to related parties in the consolidated statements of financial position (in millions):

	March 31, 2021	September 30, 2020

Receivable from related parties	$62	$48
Payable to related parties	19	11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: Johnson Controls’ ability to manage general economic, business, capital market and geopolitical conditions, including the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the strength of the U.S. or other economies; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact Johnson Controls’ business operations or tax status; the ability to develop or acquire new products and technologies that achieve market acceptance; changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions; maintaining the capacity, reliability and security of Johnson Controls' enterprise and product information technology infrastructure; the risk of infringement or expiration of intellectual property rights; any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as its merger with Tyco and the disposition of the Power Solutions business; the outcome of litigation and governmental proceedings; the ability to hire and retain key senior management; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; the availability of raw materials and component products; fluctuations in currency exchange rates; work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2020 filed with the United States Securities and Exchange Commission ("SEC") on November 16, 2020, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The Company continues to observe trends demonstrating increased interest and demand for safe, efficient and sustainable buildings, and seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create healthy buildings. In 2020, the Company launched OpenBlue, a digitally driven suite of connected solutions that delivers impactful sustainability, new occupant experiences, and respectful safety and security by combining the Company’s building expertise with cutting-edge technology, including AI-powered service solutions such as remote diagnostics, predictive maintenance, compliance monitoring and advanced risk assessments. In January 2021, the Company committed to invest 75 percent of its new product research and development in climate-related innovation to develop sustainable products and services.

The following information should be read in conjunction with the September 30, 2020 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 16, 2020. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended March 31, 2021 compared to the three months ended March 31, 2020, while "Year-to-Date" refers to the six months ended March 31, 2021 compared to the six months ended March 31, 2020.

Impact of COVID-19 pandemic

The global outbreak of COVID-19 severely restricted the level of economic activity around the world and caused a significant contraction in the global economy. The Company’s affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Although shutdown orders and similar restrictions have been lifted in some jurisdictions, resurgences in the spread of COVID-19 have caused the reinstitution of such measures in impacted areas. While a substantial portion of the Company's businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, some of its facilities have at times nevertheless been ordered to close, and we can give no assurance that there will not be additional closures in the future or that the Company's businesses will be classified as essential in each of the jurisdictions in which it operates.

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

During portions of fiscal 2020, the Company experienced temporary reductions of its manufacturing and operating capacity in China, India and Mexico. Currently, the Company’s facilities have been operating at normal levels. The Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of government-mandated actions. While actions taken by the Company to mitigate manufacturing and supply chain disruptions, including redistributing manufacturing capacity, expanding supplier diversity, government outreach and supplier financing, have generally been successful, resurgences in the spread of COVID-19 could lead to further disruptions.

The Company experienced a decline in demand and volumes in its global businesses as a result of the impact of efforts to contain the spread of COVID-19. Specifically, the Company experienced lower demand due to restricted access to customer sites to perform service and installation work as well as reduced discretionary capital spending by the Company's customers. In fiscal 2021, the Company has experienced increases in demand and volumes as governments have begun to distribute vaccines and lift COVID-19-related restrictions. However, delays in vaccine distribution and a resurgence in the spread of COVID-19 could result in the reinstitution of lockdowns or other restrictive measures, which could cause a decrease in economic activity and demand for the Company’s products and services.

The global pandemic has provided the Company with the opportunity to help its customers prepare to re-open by delivering solutions and support that enhance the safety and increase the efficiency of their operations. The Company has seen an increase in demand for its products and solutions that promote building health and optimize customers’ infrastructure, including thermal cameras, indoor air quality, location-based services for contact tracing and touchless access control.

In fiscal 2020, the Company executed temporary and permanent cost mitigation actions to offset a portion of the impact of COVID-19 on the demand for its products and services. As a result of these and other permanent cost mitigation actions, including the Company's 2020 restructuring plan, the Company experienced a positive impact on its results of operations for the three and six months ended March 31, 2021. Although the Company has largely ceased temporary cost mitigation actions initiated in fiscal 2020, the necessity of future cost mitigation actions will depend on the continued impact of COVID-19, which is highly uncertain.

During fiscal 2020, the Company determined that it had triggering events requiring assessment of impairment for certain of its indefinite-lived intangible assets due to declines in revenue directly attributable to the COVID-19 pandemic and for certain of its indefinite-lived intangible assets, long-lived assets and goodwill due to declines in revenue and further declines in forecasted cash flows in its North America Retail reporting unit. As a result, the Company recorded an impairment charge of $62 million related primarily to the Company's retail business indefinite-lived intangible assets and an impairment charge of $424 million related to the Company's North America Retail reporting unit's goodwill. There were no triggering events requiring that an impairment assessment be conducted for indefinite-lived intangible assets or goodwill in the six months ended March 31, 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

The Company continues to actively monitor its liquidity position and working capital needs. The Company believes that, following its implementation of liquidity and cost mitigation actions in fiscal 2020, it remains in a solid overall capital resources and liquidity position that is adequate to meet its projected needs.

The extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity, and regulatory actions taken to contain its impact on public health and the global economy. See Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 for an additional discussion of risks related to COVID-19.

Restructuring and Cost Optimization Initiatives

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company has committed to various restructuring plans. In fiscal 2021, the Company announced its plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions to drive $250 million in annual run rate savings by fiscal 2023. For more information on the Company’s restructuring plans, see “Liquidity and Capital Resources—Restructuring”.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Net sales	$5,594	$5,444	3%	$10,935	$11,020	-1%

The increase in consolidated net sales for the three months ended March 31, 2021 was due to the favorable impact of foreign currency translation ($136 million), higher organic sales ($74 million) and incremental sales from acquisitions ($4 million), partially offset by lower sales due to business divestitures ($64 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 1% as compared to the prior year. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

The decrease in consolidated net sales for the six months ended March 31, 2021 was due to lower organic sales ($186 million) and lower sales due to business divestitures ($137 million), partially offset by the favorable impact of foreign currency translation ($225 million) and incremental sales from acquisitions ($13 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales decreased 2% as compared to the prior year primarily due to the unfavorable impact of the COVID-19 pandemic on demand and volumes. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Cost of sales	$3,651	$3,643	—%	$7,264	$7,416	-2%
Gross profit	1,943	1,801	8%	3,671	3,604	2%
% of sales	34.7%	33.1%		33.6%	32.7%

Cost of sales and gross profit increased for the three month period ended March 31, 2021, and gross profit as a percentage of sales increased by 160 basis points. Gross profit increased due to organic sales growth and favorable current year pension mark-to-market adjustments ($49 million), partially offset by business divestitures. Foreign currency translation had an unfavorable impact on cost of sales of approximately $95 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Cost of sales decreased and gross profit increased for the six month period ended March 31, 2021, and gross profit as a percentage of sales increased by 90 basis points. Gross profit increased due to favorable current year pension mark-to-market adjustments ($49 million), partially offset by organic sales declines from the unfavorable impact of the COVID-19 pandemic and business divestitures. Foreign currency translation had an unfavorable impact on cost of sales of approximately $158 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Selling, general and administrative expenses	$1,253	$1,451	-14%	$2,547	$2,878	-12%
% of sales	22.4%	26.7%		23.3%	26.1%

Selling, general and administrative expenses ("SG&A") for the three month period ended March 31, 2021 decreased $198 million, and SG&A as a percentage of sales decreased by 430 basis points. The decrease in SG&A was primarily due to favorable current year mark-to-market adjustments on pension plans ($158 million), favorable impacts of cost mitigation actions and reductions in discretionary spend in the current quarter, and the favorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments, partially offset by an unfavorable impact of foreign currency translation. Foreign currency translation had an unfavorable impact on SG&A of $32 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

SG&A for the six month period ended March 31, 2021 decreased $331 million, and SG&A as a percentage of sales decreased by 280 basis points. The decrease in SG&A was primarily due to favorable current year mark-to-market adjustments on pension plans ($158 million), favorable impacts of cost mitigation actions and reductions in discretionary spend in the current year, and the favorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments, partially offset by an unfavorable impact of foreign currency translation. Foreign currency translation had an unfavorable impact on SG&A of $52 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Restructuring and impairment costs	$96	$62	55%	$96	$173	-45%

Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Net financing charges	$44	$59	-25%	$103	$111	-7%

Refer to Note 13, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Equity income	$56	$20	*	$114	$63	81%
* Measure not meaningful

The increase in equity income for the three months ended March 31, 2021 was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Foreign currency translation had a favorable impact on equity income of $1 million for the three months ended March 31, 2021. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

The increase in equity income for the six months ended March 31, 2021 was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Foreign currency translation had a favorable impact on equity income of $4 million for the six months ended March 31, 2021. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Income tax provision	$209	$13	*	$270	$78	*
Effective tax rate	34%	5%		26%	15%
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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended March 31, 2021, the Company's effective tax rate for continuing operations was 34% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2021, the Company's effective tax rate for continuing operations was 26% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended March 31, 2020, the Company's effective tax rate for continuing operations was 5% and was lower than the statutory tax rate of 12.5% primarily due to tax audit reserve adjustments and the benefits of continuing global tax planning initiatives, partially offset by tax rate differentials. For the six months ended March 31, 2020, the Company's effective tax rate for continuing operations was 15% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform and tax rate differentials, partially offset by tax audit reserve adjustments and the benefits of continuing global tax planning initiatives. The effective tax rate for the six months ended March 31, 2021 increased as compared to the six months ended March 31, 2020 primarily due to the discrete tax items. Refer to Note 11, "Income Taxes," of the notes to consolidated financial statements for further detail.

Income From Discontinued Operations, Net of Tax

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Income from discontinued operations, net of tax	$—	$—	*	$124	$—	*
* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Income from continuing operations attributable to noncontrolling interests	$54	$23	*	$99	$55	80%
* Measure not meaningful

The increase in income from continuing operations attributable to noncontrolling interests for the three and six months ended March 31, 2021 was primarily due to higher net income at certain partially-owned affiliates within the Global Products segment.

Net Income Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Net income attributable to Johnson Controls	$343	$213	61%	$794	$372	*
* Measure not meaningful

The increase in net income attributable to Johnson Controls for the three months ended March 31, 2021 was primarily due to lower SG&A and higher gross profit, partially offset by higher income tax provision. The increase in net income attributable to Johnson Controls for the six months ended March 31, 2021 was primarily due to lower SG&A, the current year income from discontinued operations, higher gross profit, and lower restructuring and impairment costs, partially offset by higher income tax provision.

Diluted earnings per share attributable to Johnson Controls for the three months ended March 31, 2021 was $0.48 compared to $0.28 for the three months ended March 31, 2020. Diluted earnings per share attributable to Johnson Controls for the six months ended March 31, 2021 was $1.10 compared to $0.49 for the six months ended March 31, 2020.

Comprehensive Income (Loss) Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Comprehensive income (loss) attributable to Johnson Controls	$437	$(268)	*	$1,160	$146	*
* Measure not meaningful

The increase in comprehensive income attributable to Johnson Controls for the three months ended March 31, 2021 was due to higher net income attributable to Johnson Controls ($130 million) and an increase in other comprehensive income attributable to Johnson Controls ($575 million) resulting primarily from favorable currency translation adjustments. The year-over-year favorable foreign currency translation adjustments were primarily driven by the weakening of the British pound, Mexican peso, Canadian dollar and Brazilian real against the U.S. dollar in the prior quarter.

The increase in comprehensive income attributable to Johnson Controls for the six months ended March 31, 2021 was due to higher net income attributable to Johnson Controls ($422 million) and an increase in other comprehensive income attributable to Johnson Controls ($592 million) resulting primarily from favorable currency translation adjustments. The year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the British pound, Mexican peso and Canadian dollar against the U.S. dollar in the current year.

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

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Building Solutions North America	$2,092	$2,175	-4%	$4,126	$4,342	-5%
Building Solutions EMEA/LA	897	850	6%	1,803	1,778	1%
Building Solutions Asia Pacific	603	525	15%	1,218	1,154	6%
Global Products	2,002	1,894	6%	3,788	3,746	1%
	$5,594	$5,444	3%	$10,935	$11,020	-1%

Three Months:

•The decrease in Building Solutions North America was due to lower volumes ($96 million), partially offset by the favorable impact of foreign currency translation ($13 million). The decrease in volumes was primarily attributable to the unfavorable impact of the COVID-19 pandemic.

•The increase in Building Solutions EMEA/LA was due to the favorable impact of foreign currency translation ($42 million), incremental sales related to business acquisitions ($4 million) and favorable volumes ($1 million).

•The increase in Building Solutions Asia Pacific was due to favorable volumes ($50 million) and the favorable impact of foreign currency translation ($30 million), partially offset by business divestitures ($2 million). The increase in volumes was primarily attributable to the COVID-19 pandemic recovery in China.

•The increase in Global Products was due to favorable volumes ($119 million) and the favorable impact of foreign currency translation ($51 million), partially offset by business divestitures ($62 million). The increase in volumes was primarily attributable to strong residential end markets as well as an inflection to growth in Commercial HVAC and Fire & Security.

Year-to-Date:

•The decrease in Building Solutions North America was due to lower volumes ($232 million), partially offset by the favorable impact of foreign currency translation ($16 million). The decrease in volumes was primarily attributable to the unfavorable impact of the COVID-19 pandemic.

•The increase in Building Solutions EMEA/LA was due to the favorable impact of foreign currency translation ($63 million) and incremental sales related to business acquisitions ($13 million), partially offset by lower volumes ($51 million). The decrease in volumes was primarily attributable to the unfavorable impact of the COVID-19 pandemic.

•The increase in Building Solutions Asia Pacific was due to the favorable impact of foreign currency translation ($58 million) and favorable volumes ($10 million), partially offset by business divestitures ($4 million)

•The increase in Global Products was due to the favorable impact of foreign currency translation ($88 million) and favorable volumes ($87 million), partially offset by business divestitures ($133 million). The increase in volumes was primarily attributable to strong residential end markets and the COVID-19 pandemic recovery in the Asia Pacific region.

Segment EBITA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2021	2020	Change	2021	2020	Change

Building Solutions North America	$266	$251	6%	$521	$509	2%
Building Solutions EMEA/LA	86	85	1%	181	175	3%
Building Solutions Asia Pacific	74	65	14%	153	137	12%
Global Products	285	216	32%	498	419	19%
	$711	$617	15%	$1,353	$1,240	9%

Three Months:

•The increase in Building Solutions North America was due to productivity savings and cost mitigation actions, net of unfavorable volumes ($14 million) and the favorable impact of foreign currency translation ($1 million).

•The increase in Building Solutions EMEA/LA was due to productivity savings and favorable volumes ($2 million), the favorable impact of foreign currency translation ($1 million) and higher income due to business acquisitions ($1 million), partially offset by lower equity income ($3 million).

•The increase in Building Solutions Asia Pacific was due to favorable volumes ($7 million) and the favorable impact of foreign currency translation ($3 million), partially offset by lower income due to business divestitures ($1 million).

•The increase in Global Products was due to higher equity income ($35 million) driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture, favorable volumes, productivity savings and cost mitigation actions ($35 million) and the favorable impact of foreign currency translation ($5 million), partially offset by lower income due to business divestitures ($6 million).

Year-to-Date:

•The increase in Building Solutions North America was due to productivity savings and cost mitigation actions, net of unfavorable volumes ($10 million), prior year integration costs ($1 million) and the favorable impact of foreign currency translation ($1 million).

•The increase in Building Solutions EMEA/LA was due to productivity savings and cost mitigation actions, net of unfavorable volumes ($6 million), higher income due to business acquisitions ($2 million) and the favorable impact of foreign currency translation ($1 million), partially offset by lower equity income ($3 million).

•The increase in Building Solutions Asia Pacific was due to productivity savings, cost mitigation actions and favorable volumes ($11 million) and the favorable impact of foreign currency translation ($6 million), partially offset by lower income due to business divestitures ($1 million).

•The increase in Global Products was due to higher equity income ($45 million) driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture, favorable volumes, productivity savings and cost mitigation actions ($34 million), the favorable impact of foreign currency translation ($11 million) and prior year integration costs ($1 million), partially offset by lower income due to business divestitures ($12 million).

Backlog

The Company’s backlog is applicable to its sales of systems and services. At March 31, 2021, the backlog was $10.0 billion, of which $9.6 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At March 31, 2021, remaining performance obligations were $15.0 billion, which is $5.0 billion higher than the Company's backlog of $10.0 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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

Liquidity and Capital Resources

Working Capital

	March 31,	September 30,
(in millions)	2021	2020	Change

Current assets	$10,204	$10,053
Current liabilities	(8,740)	(8,248)
	1,464	1,805	-19%

Less: Cash	(1,883)	(1,951)
Add: Short-term debt	248	31
Add: Current portion of long-term debt	196	262
Working capital (as defined)	$25	$147	-83%

Accounts receivable - net	$5,167	$5,294	-2%
Inventories	1,994	1,773	12%
Accounts payable	3,417	3,120	10%

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

•The decrease in working capital at March 31, 2021 as compared to September 30, 2020, was primarily due to an increase in accounts payable and decrease in accounts receivable, partially offset by an increase in inventory to meet anticipated customer demand and the favorable resolution of certain post-closing working capital and net debt adjustments related to the Power Solutions sale.

•The Company’s days sales in accounts receivable at March 31, 2021 and September 30, 2020 were 64 days and 63 days, respectively. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended March 31, 2021 were lower than the comparable period ended September 30, 2020, primarily due to changes in inventory production levels.

•Days in accounts payable at March 31, 2021 were 78 days, higher than 69 days at the comparable period ended September 30, 2020, primarily due to timing.

Cash Flows From Continuing Operations

	Six Months Ended March 31,
(in millions)	2021	2020

Cash provided by operating activities	$1,160	$666
Cash used by investing activities	(119)	(288)
Cash used by financing activities	(1,079)	(2,036)

•The increase in cash provided by operating activities was primarily due to favorable changes in accounts payable and accrued liabilities, partially offset by prior year income tax refunds.

•The decrease in cash used by investing activities was primarily due to lower capital expenditures, lower payments for acquisitions, higher proceeds from the sale of property, plant and equipment, and current year cash proceeds from business divestitures.

•The decrease in cash used by financing activities was primarily due to lower stock repurchases.

Capitalization

	March 31,	September 30,
(in millions)	2021	2020	Change

Short-term debt	$248	$31
Current portion of long-term debt	196	262
Long-term debt	7,323	7,526
Total debt	7,767	7,819	-1%
Less: cash and cash equivalents	1,883	1,951
Total net debt	5,884	5,868	—%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	17,698	17,447	1%
Total capitalization	$23,582	$23,315	1%

Total net debt as a % of total capitalization	25.0%	25.2%

•Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•The Company believes its capital resources and liquidity position at March 31, 2021 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2021 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in December 2021. There were no draws on the revolving credit facilities as of March 31, 2021 and September 30, 2020. In addition, the Company held cash and cash equivalents of $1.9 billion as of March 31, 2021. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2021, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2021, the Company believes the long-term rate of return will approximate 6.50%, 4.90% and 5.30% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2021, the Company made approximately $25 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $46 million in cash to its defined benefit pension plans in fiscal 2021. The Company expects to contribute $3 million in cash to its postretirement plans in fiscal 2021.

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

•We may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

•Refer to Note 13, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on items impacting capitalization.

Restructuring

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company has committed to various restructuring plans. Restructuring plans generally result in charges for workforce reductions, plant closures, asset impairments and other related costs which are reported as restructuring and impairment costs in the Company’s consolidated statements of income. The Company expects the restructuring actions to reduce cost of sales and SG&A, including reduced employee-related costs, depreciation and amortization expense.

•In fiscal 2021, the Company announced its plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions to drive $250 million in annual run rate savings by fiscal 2023. The one-time pre-tax costs associated with these actions are estimated to be approximately $385 million across all segments and at Corporate. During the three months ended March 31, 2021, the Company recorded $96 million of costs resulting from the 2021 restructuring plan. The Company has outstanding restructuring reserves of $37 million at March 31, 2021, all of which is expected to be paid in cash.

•In fiscal 2020, the Company recorded $297 million of costs resulting from the 2020 restructuring plan. The Company currently estimates that upon completion of the restructuring action, the fiscal 2020 restructuring plans will reduce annual operating costs for continuing operations by approximately $430 million. The Company expects the annual benefit of these actions will be substantially realized in 2021. The restructuring action is expected to be substantially complete in fiscal 2021. The Company has outstanding restructuring reserves of $60 million at March 31, 2021, all of which is expected to be paid in cash.

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

The following table presents summarized income statement information (in millions):

	Six Months Ended March 31, 2021	Year Ended September 30, 2020
Net sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(100)	(450)
Net loss	(100)	(450)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(100)	(450)

Excluded from the table above are the intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Six Months Ended March 31, 2021	Year Ended September 30, 2020
Net sales	$—	$—
Gross profit	—	—
Income from continuing operations	193	702
Net income	193	702
Income attributable to noncontrolling interests	—	—
Net income attributable to the entity	193	702

The following table presents summarized balance sheet information as of March 31, 2021 and September 30, 2020 (in millions):

	March 31, 2021	September 30, 2020
Current assets	$535	$522
Noncurrent assets	338	318
Current liabilities	2,734	7,612
Noncurrent liabilities	7,075	7,258
Noncontrolling interests	—	—

Excluded from the table above are the intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	March 31, 2021	September 30, 2020
Current assets	$545	$838
Noncurrent assets	2,795	7,338
Current liabilities	1,384	2,724
Noncurrent liabilities	7,019	3,406
Noncontrolling interests	—	—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and six months ended March 31, 2021, the Company repurchased approximately $0.3 billion and $0.7 billion of its ordinary shares on an open market, respectively. As of March 31, 2021, approximately $5.7 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/21 - 1/31/21
Purchases by Company	4,877,024	$50.47	4,877,024	$1,769,901,794
2/1/21 - 2/28/21
Purchases by Company	1,289,124	51.08	1,289,124	1,704,049,980
3/1/21 - 3/31/21
Purchases by Company	52,080	56.92	52,080	5,701,085,433

During the three months ended March 31, 2021, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2021) **

10.2
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan (filed herewith) **

10.3	Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2021 Equity and Incentive Plan (filed herewith) **

10.4	Johnson Controls International plc Severance and Change in Control Policy for Officers, as amended and restated March 11, 2021 (filed herewith) **

10.5	Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated effective March 11, 2021 (filed herewith) **

10.6	Johnson Controls International plc Senior Executive Deferred Compensation Plan, as amended and restated effective March 11, 2021 (filed herewith) **

10.7	Johnson Controls International plc Retirement Restoration Plan, as amended and restated March 11, 2021 (filed herewith) **

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

**	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: April 30, 2021	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer