Form 10-Q
period 2021-06-30
Johnson Controls International plc
filed 2021-07-30
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at June 30, 2021
Ordinary Shares, $0.01 par value per share	712,224,244

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	June 30, 2021	September 30, 2020
Assets

Cash and cash equivalents	$1,450	$1,951
Accounts receivable - net	5,668	5,294
Inventories	2,064	1,773
Other current assets	1,128	1,035
Current assets	10,310	10,053

Property, plant and equipment - net	3,111	3,059
Goodwill	18,445	17,932
Other intangible assets - net	5,679	5,356
Investments in partially-owned affiliates	1,016	914
Noncurrent assets held for sale	185	147
Other noncurrent assets	3,389	3,354
Total assets	$42,135	$40,815

Liabilities and Equity

Short-term debt	$265	$31
Current portion of long-term debt	196	262
Accounts payable	3,719	3,120
Accrued compensation and benefits	996	838
Deferred revenue	1,649	1,435
Other current liabilities	2,460	2,562
Current liabilities	9,285	8,248

Long-term debt	7,318	7,526
Pension and postretirement benefits	732	1,140
Other noncurrent liabilities	5,803	5,368
Long-term liabilities	13,853	14,034

Commitments and contingencies (Note 22)

Ordinary shares, $0.01 par value	7	8
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,149)	(1,119)
Capital in excess of par value	17,077	16,865
Retained earnings	2,256	2,469
Accumulated other comprehensive loss	(351)	(776)
Shareholders’ equity attributable to Johnson Controls	17,840	17,447
Noncontrolling interests	1,157	1,086
Total equity	18,997	18,533
Total liabilities and equity	$42,135	$40,815

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales
Products and systems	$4,700	$3,919	$12,531	$11,877
Services	1,641	1,424	4,745	4,486
	6,341	5,343	17,276	16,363
Cost of sales
Products and systems	3,185	2,711	8,655	8,318
Services	959	800	2,753	2,609
	4,144	3,511	11,408	10,927

Gross profit	2,197	1,832	5,868	5,436

Selling, general and administrative expenses	(1,367)	(1,334)	(3,914)	(4,212)
Restructuring and impairment costs	(79)	(610)	(175)	(783)
Net financing charges	(56)	(58)	(159)	(169)
Equity income	74	47	188	110

Income (loss) from continuing operations before income taxes	769	(123)	1,808	382

Income tax provision (benefit)	108	(1)	378	77

Income (loss) from continuing operations	661	(122)	1,430	305

Income from discontinued operations, net of tax (Note 4)	—	—	124	—

Net income (loss)	661	(122)	1,554	305

Income from continuing operations attributable to noncontrolling interests	87	60	186	115

Net income (loss) attributable to Johnson Controls	$574	$(182)	$1,368	$190

Amounts attributable to Johnson Controls ordinary shareholders:
Income (loss) from continuing operations	$574	$(182)	$1,244	$190
Income from discontinued operations	—	—	124	—
Net income (loss)	$574	$(182)	$1,368	$190

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.80	$(0.24)	$1.73	$0.25
Discontinued operations	—	—	0.17	—
Net income (loss)	$0.80	$(0.24)	$1.90	$0.25

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.80	$(0.24)	$1.72	$0.25
Discontinued operations	—	—	0.17	—
Net income (loss)	$0.80	$(0.24)	$1.89	$0.25

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$661	$(122)	$1,554	$305

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	89	76	460	(157)
Realized and unrealized gains (losses) on derivatives	(18)	6	(9)	3
Pension and postretirement plans	(1)	—	(2)	(1)

Other comprehensive income (loss)	70	82	449	(155)

Total comprehensive income (loss)	731	(40)	2,003	150

Comprehensive income attributable to noncontrolling interests	98	64	210	108

Comprehensive income (loss) attributable to Johnson Controls	$633	$(104)	$1,793	$42

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2021	2020
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$1,244	$190
Income from continuing operations attributable to noncontrolling interests	186	115
Net income from continuing operations	1,430	305
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	627	616
Pension and postretirement benefit expense (income)	(393)	42
Pension and postretirement contributions	(40)	(43)
Equity in earnings of partially-owned affiliates, net of dividends received	(66)	9
Deferred income taxes	6	(148)
Noncash restructuring and impairment charges	94	582
Equity-based compensation	51	61
Other - net	(89)	(38)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(157)	428
Inventories	(204)	(205)
Other assets	(30)	(120)
Restructuring reserves	(27)	58
Accounts payable and accrued liabilities	854	(731)
Accrued income taxes	(34)	683
Cash provided by operating activities from continuing operations	2,022	1,499

Investing Activities of Continuing Operations
Capital expenditures	(324)	(347)
Sale of property, plant and equipment	76	98
Acquisition of businesses, net of cash acquired	(707)	(59)
Business divestitures, net of cash divested	19	—
Proceeds from equity swap	35	—
Changes in long-term investments	14	(1)
Other	1	—
Cash used by investing activities from continuing operations	(886)	(309)

Financing Activities of Continuing Operations
Increase in short-term debt - net	239	1,312
Repayment of long-term debt	(303)	(505)
Debt financing costs	—	(4)
Stock repurchases and retirements	(1,001)	(1,467)
Payment of cash dividends	(570)	(596)
Proceeds from the exercise of stock options	160	42
Employee equity-based compensation withholding taxes	(30)	(33)
Change in noncontrolling interest share	(14)	—
Dividends paid to noncontrolling interests	(133)	(67)
Cash received related to prior acquisitions and divestitures, net	2	2
Cash used by financing activities from continuing operations	(1,650)	(1,316)

Discontinued Operations
Cash used by operating activities	(56)	(255)
Cash used by financing activities	—	(113)
Cash used by discontinued operations	(56)	(368)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	67	28
Decrease in cash, cash equivalents and restricted cash	(503)	(466)
Cash, cash equivalents and restricted cash at beginning of period	1,960	2,821
Cash, cash equivalents and restricted cash at end of period	1,457	2,355
Less: Restricted cash	7	13
Cash and cash equivalents at end of period	$1,450	$2,342

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders
(in millions, except per share data; unaudited)

	Nine Months Ended June 30, 2020
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2019	$19,766	$8	$16,812	$4,827	$(1,086)	$(795)
Comprehensive income (loss)	42	—	—	190	—	(148)
Cash dividends Ordinary ($0.78 per share)	(590)	—	—	(590)	—	—
Repurchases and retirements of ordinary shares	(1,467)	—	—	(1,467)	—	—
Adoption of ASC 842	(5)	—	—	(5)	—	—
Other, including options exercised	59	—	92	—	(33)	—
At June 30, 2020	$17,805	$8	$16,904	$2,955	$(1,119)	$(943)

	Three Months Ended June 30, 2020
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At March 31, 2020	$18,084	$8	$16,883	$3,332	$(1,118)	$(1,021)
Comprehensive income (loss)	(104)	—	—	(182)	—	78
Cash dividends Ordinary ($0.26 per share)	(195)	—	—	(195)	—	—
Other, including options exercised	20	—	21	—	(1)	—
At June 30, 2020	$17,805	$8	$16,904	$2,955	$(1,119)	$(943)

	Nine Months Ended June 30, 2021
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At September 30, 2020	$17,447	$8	$16,865	$2,469	$(1,119)	$(776)
Comprehensive income	1,793	—	—	1,368	—	425
Cash dividends Ordinary ($0.80 per share)	(577)	—	—	(577)	—	—
Repurchases and retirements of ordinary shares	(1,001)	(1)	—	(1,000)	—	—
Adoption of ASU 2016-13	(4)	—	—	(4)	—	—
Change in noncontrolling interest share	(8)	—	(8)	—	—	—
Other, including options exercised	190	—	220	—	(30)	—
At June 30, 2021	$17,840	$7	$17,077	$2,256	$(1,149)	$(351)

	Three Months Ended June 30, 2021
	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
At March 31, 2021	$17,698	$7	$17,034	$2,215	$(1,148)	$(410)
Comprehensive income	633	—	—	574	—	59
Cash dividends Ordinary ($0.27 per share)	(193)	—	—	(193)	—	—
Repurchases and retirements of ordinary shares	(340)	—	—	(340)	—	—
Other, including options exercised	42	—	43	—	(1)	—
At June 30, 2021	$17,840	$7	$17,077	$2,256	$(1,149)	$(351)

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)

1.Financial Statements

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 16, 2020. The results of operations for the three and nine month periods ended June 30, 2021 are not necessarily indicative of results for the Company’s 2021 fiscal year because of seasonal and other factors.

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

Restricted Cash

At June 30, 2021 and September 30, 2020, the Company held restricted cash of approximately $7 million and $9 million, respectively, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
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

3.Acquisitions and Divestitures

Silent-Aire Acquisition

On May 12, 2021, the Company completed its acquisition of Silent-Aire, a global leader in hyperscale data center cooling and modular critical infrastructure solutions, for approximately $751 million, net of cash acquired, which is comprised of an upfront net cash payment of approximately $661 million and the estimated fair value of contingent earn-out liabilities of approximately $90 million. The contingent earn-out liabilities are based upon the achievement of certain defined operating results in each of the three years following the acquisition, with a maximum payout of approximately $250 million. The fair value of contingent earn-out liabilities is reassessed on a quarterly basis and could differ materially from the initial estimates. Subsequent changes in the estimated fair value of contingent earn-out liabilities will be recorded in the consolidated statements of income when incurred. The earn-out payments that are less than or equal to the contingent earn-out liabilities on the acquisition date are reflected as financing cash outflows and amounts paid in excess of the contingent earn-out liabilities on the acquisition date are reflected as operating cash outflows. The Silent-Aire business is reported within the Global Products segment.

In connection with the acquisition, the Company recorded goodwill of $235 million in the Global Products segment. Goodwill is attributable primarily to expected synergies, expanded market opportunities and other benefits that the Company believes will result from combining its operations with the operations of Silent-Aire. The goodwill created in the acquisition is not deductible for tax purposes and is subject to change as the purchase price allocation is completed.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
The preliminary fair values of the assets acquired and liabilities assumed related to Silent-Aire are as follows (in millions):

Cash and cash equivalents	$5
Accounts receivable	141
Inventories	61
Other current assets	3
Property, plant, and equipment - net	33
Goodwill	235
Intangible assets - net	499
Other noncurrent assets	83
Total assets acquired	$1,060

Accounts payable	62
Accrued compensation and benefits	5
Deferred revenue	32
Other current liabilities	10
Other noncurrent liabilities	195
Total liabilities acquired	$304
Net assets acquired	$756

The preliminary purchase price allocation to identifiable intangible assets acquired related to Silent-Aire are as follows:

	Preliminary Fair Value (in millions)	Weighted Average Life (in years)
Customer relationships	$275	19
Technology	126	13
Other definite-lived intangibles	21	1
Indefinite-lived trademarks	77
Total identifiable intangible assets	$499

The purchase price allocations may be subsequently adjusted to reflect final valuation studies.

Other acquisitions and divestitures

During the first nine months of fiscal 2021, the Company completed certain additional acquisitions for a combined purchase price, net of cash acquired, of $58 million, of which $46 million was paid as of June 30, 2021. In connection with the acquisitions, the Company recorded goodwill of $21 million within the Building Solutions EMEA/LA segment and $17 million within the Building Solutions North America segment.

During the first nine months of fiscal 2021, the Company completed certain divestitures within the Buildings Solutions Asia Pacific segment. The combined selling price was $27 million, of which $19 million was received as of June 30, 2021. In connection with the divestitures, the Company reduced goodwill by $7 million.

During the first nine months of fiscal 2020, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $63 million, of which $59 million was paid as of June 30, 2020. In connection with the acquisitions, the Company recorded goodwill of $19 million within the Global Products segment and $23 million within the Building Solutions EMEA/LA segment.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
Acquisitions and divestitures were not material to the Company's consolidated financial statements in the first nine months of fiscal 2021 or 2020.

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

The following table summarizes the results of Power Solutions which are classified as discontinued operations for the nine months ended June 30, 2021 (in millions). There is no Power Solutions related activity for the three months ended June 30, 2021 and the three and nine months ended June 30, 2020.

Nine Months Ended June 30, 2021

Net sales	$—

Income from discontinued operations before income taxes	150
Provision for income taxes on discontinued operations	(26)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—
Income from discontinued operations	$124

Assets and Liabilities Held for Sale

During the second quarter of fiscal 2021, the Company determined that certain corporate assets met the criteria to be classified as held for sale. The carrying value of these assets was $29 million at June 30, 2021.

During the third quarter of fiscal 2020, the Company determined that certain assets of the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. The estimated fair value, less costs to sell, of these assets was $156 million at June 30, 2021 and $147 million at September 30, 2020.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by products and systems versus services revenue for the three and nine months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,355	$857	$2,212	$1,250	$770	$2,020
Building Solutions EMEA/LA	468	494	962	346	410	756
Building Solutions Asia Pacific	422	290	712	344	244	588
Global Products	2,455	—	2,455	1,979	—	1,979

Total	$4,700	$1,641	$6,341	$3,919	$1,424	$5,343

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$3,869	$2,469	$6,338	$3,963	$2,399	$6,362
Building Solutions EMEA/LA	1,323	1,442	2,765	1,203	1,331	2,534
Building Solutions Asia Pacific	1,096	834	1,930	986	756	1,742
Global Products	6,243	—	6,243	5,725	—	5,725

Total	$12,531	$4,745	$17,276	$11,877	$4,486	$16,363

The following table presents further disaggregation of Global Products segment revenues by product type for the three and nine months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
HVAC	$1,811	$1,503	$4,462	$4,127
Fire & Security	580	422	1,605	1,425
Industrial Refrigeration	64	54	176	173
Total	$2,455	$1,979	$6,243	$5,725

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
June 30, 2021
(unaudited)
The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	June 30, 2021	September 30, 2020
Contract assets - current	Accounts receivable - net	$1,553	$1,395
Contract assets - noncurrent	Other noncurrent assets	95	104
Contract liabilities - current	Deferred revenue	(1,649)	(1,435)
Contract liabilities - noncurrent	Other noncurrent liabilities	(263)	(245)
Total		$(264)	$(181)

For the three months ended June 30, 2021 and June 30, 2020, the Company recognized revenue of $149 million and $125 million, respectively, that was included in the beginning of period contract liability balance. For the nine months ended June 30, 2021 and June 30, 2020, the Company recognized revenue of $1,084 million and $1,137 million, respectively, that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $15.6 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

As of June 30, 2021, the Company recorded the costs to obtain or fulfill a contract of $258 million, of which $143 million is recorded within other current assets and $115 million is recorded within other noncurrent assets in the consolidated statements of financial position. As of September 30, 2020, the Company recorded the costs to obtain or fulfill a contract of $223 million, of which $119 million is recorded within other current assets and $104 million is recorded within other noncurrent assets in the consolidated statements of financial position.

During the three months ended June 30, 2021 and 2020, the Company recognized amortization expense of $48 million and $47 million, respectively, related to costs to obtain or fulfill a contract. During the nine months ended June 30, 2021 and 2020, the Company recognized amortization expense of $136 million and $116 million, respectively, related to costs to

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
obtain or fulfill a contract. There were no impairment losses recognized in the three and nine months ended June 30, 2021 and 2020.

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

Accounts receivable, net consisted of the following (in millions):

	June 30, 2021	September 30, 2020
Accounts receivable	$5,798	$5,467
Less: Allowance for expected credit losses (1)	(130)	(173)
Accounts receivable, net	$5,668	$5,294

(1) Allowance for doubtful accounts as of September 30, 2020, prior to the adoption of ASU 2016-13.

The changes in the allowance for expected credit losses related to accounts receivable for the nine month period ended June 30, 2021 were as follows (in millions):

Nine Months Ended June 30, 2021
Balance as of September 30, 2020	$173
Write-offs charged against the allowance for expected credit losses	(50)
Other (including impact of adoption of ASU 2016-13)	7
Balance as of June 30, 2021	$130

7.    Leases

The Company's lease portfolio is described in Note 8, "Leases," of the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended September 30, 2020.

The following table presents supplemental consolidated statement of financial position information as of June 30, 2021 and September 30, 2020 (in millions):

	Location of lease balances	June 30, 2021	September 30, 2020
Operating lease right-of-use assets	Other noncurrent assets	$1,369	$1,190
Operating lease liabilities - current	Other current liabilities	323	332
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,058	875

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
The following table presents supplemental noncash operating lease activity, excluding leases acquired in business combinations, for the nine months ended June 30, 2021 and 2020 (in millions):

	Nine Months Ended June 30,
	2021	2020
Right-of-use assets obtained in exchange for operating lease liabilities	$411	$315

8.     Inventories

Inventories consisted of the following (in millions):

	June 30, 2021	September 30, 2020

Raw materials and supplies	$754	$629
Work-in-process	162	142
Finished goods	1,148	1,002
Inventories	$2,064	$1,773

9.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine month period ended June 30, 2021 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				June 30,
	2020				2021

Building Solutions North America	$9,160	$17	$—	$53	$9,230
Building Solutions EMEA/LA	1,967	21	—	76	2,064
Building Solutions Asia Pacific	1,226	—	(7)	46	1,265
Global Products	5,579	235	—	72	5,886
Total	$17,932	$273	$(7)	$247	$18,445

At September 30, 2020, accumulated goodwill impairment charges included $424 million and $47 million related to the Building Solutions North America Retail and Building Solutions EMEA/LA - Latin America reporting units, respectively.

The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the nine months ended June 30, 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	June 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,484	$(601)	$883	$1,332	$(497)	$835
Customer relationships	3,107	(1,146)	1,961	2,773	(969)	1,804
Miscellaneous	719	(329)	390	657	(268)	389
	5,310	(2,076)	3,234	4,762	(1,734)	3,028
Indefinite-lived intangible assets
Trademarks/trade names	2,365	—	2,365	2,248	—	2,248
Miscellaneous	80	—	80	80	—	80
	2,445	—	2,445	2,328	—	2,328
Total intangible assets	$7,755	$(2,076)	$5,679	$7,090	$(1,734)	$5,356

Amortization of other intangible assets included within continuing operations for the three month periods ended June 30, 2021 and 2020 was $112 million and $95 million, respectively. Amortization of other intangible assets included within continuing operations for the nine month periods ended June 30, 2021 and 2020 was $320 million and $288 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2022, 2023, 2024, 2025 and 2026 will be approximately $454 million, $436 million, $419 million, $401 million and $332 million per year, respectively.

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the nine months ended June 30, 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

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

In fiscal 2021, the Company committed to a significant restructuring plan ("2021 Plan"). During the three and nine months ended June 30, 2021, the Company recorded $79 million and $175 million of restructuring and impairment costs in the consolidated statements of income, respectively. The total amount expected to be incurred for this restructuring plan is $385 million across all segments and at Corporate. Of the restructuring and impairment costs recorded in the nine months ended June 30, 2021, $77 million related to the Global Products segment, $44 million related to the Building Solutions North America segment, $20 million related to the Building Solutions EMEA/LA segment, $19 million related to Corporate and $15 million related to the Building Solutions Asia Pacific segment.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
The following table summarizes the changes in the Company’s 2021 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$32	$54	$10	$96
Utilized—cash	(2)	—	(3)	(5)
Utilized—noncash	—	(54)	—	(54)
Balance at March 31, 2021	$30	$—	$7	$37
Additional restructuring costs	10	40	29	79
Utilized—cash	(7)	—	(11)	(18)
Utilized—noncash	—	(40)	—	(40)
Balance at June 30, 2021	$33	$—	$25	$58

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

The following table summarizes the changes in the Company’s 2020 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$196	$96	$5	$297
Utilized—cash	(92)	—	(3)	(95)
Utilized—noncash	—	(96)	—	(96)
Currency translation	2	—	—	2
Balance at September 30, 2020	$106	$—	$2	$108
Utilized—cash	(62)	—	(2)	(64)
Currency translation	1	—	—	1
Balance at June 30, 2021	$45	$—	$—	$45

Also included in restructuring and impairment costs in the consolidated statements of income in fiscal 2020 are goodwill impairment related to the North America Retail reporting unit of $424 million and indefinite-lived intangible asset impairments of $62 million.

The Company's fiscal 2021 and 2020 restructuring plans included workforce reductions of approximately 8,400 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2021, approximately 6,700 of the employees have been separated from the Company pursuant to the restructuring plans.

Company management closely monitors its overall cost structure and continually analyzes each of its businesses for opportunities to consolidate current operations, improve operating efficiencies and locate facilities in close proximity to

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended June 30, 2021, the Company's effective tax rate for continuing operations was 14% and was higher than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the nine months ended June 30, 2021, the Company's effective tax rate for continuing operations was 21% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended June 30, 2020, the Company's effective tax rate for continuing operations was 1% and was lower than the statutory tax rate of 12.5% primarily due to tax audit reserve adjustments, the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives, partially offset by the tax impact of an impairment charge and tax rate differentials. For the nine months ended June 30, 2020, the Company's effective tax rate for continuing operations was 20% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform, the tax impact of an impairment charge and tax rate differentials, partially offset by tax audit reserve adjustments, the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2020, the Company had gross tax effected unrecognized tax benefits of $2,528 million, of which $2,132 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2020 was approximately $205 million (net of tax benefit). Total net accrued interest during the nine months ended June 30, 2021 and 2020 was approximately $37 million (net of tax benefit) and approximately $55 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the third quarter of fiscal 2020, tax audit resolutions resulted in a $22 million net benefit to income tax expense.

In the second quarter of fiscal 2020, tax audit resolutions resulted in a $22 million net benefit to income tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
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

Other Tax Matters

In the third quarter of fiscal 2021, the Company recorded net mark-to-market gains of $66 million. The gains generated tax expense of $17 million, which reflects the Company’s current tax position in the impacted jurisdictions.

In the third quarter of fiscal 2021, the Company recorded $79 million of restructuring and impairment costs. Refer to Note 10, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information. The restructuring costs generated a $15 million tax benefit, which reflects the Company’s current tax position in the impacted jurisdictions.

In the second quarter of fiscal 2021, the Company recorded net mark-to-market gains of $209 million. The gains generated tax expense of $53 million, which reflects the Company’s current tax position in the impacted jurisdictions.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
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

During the nine months ended June 30, 2021 and 2020, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

12.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Interest cost	$14	$18	$36	$55
Expected return on plan assets	(42)	(46)	(126)	(136)
Net actuarial loss (gain)	(49)	157	(252)	157
Settlement loss (gain)	(1)	6	(5)	6
Net periodic benefit cost (credit)	$(78)	$135	$(347)	$82

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Service cost	$7	$6	$20	$19
Interest cost	8	9	24	27
Expected return on plan assets	(29)	(27)	(84)	(83)
Amortization of prior service cost	1	—	1	1
Net periodic benefit credit	$(13)	$(12)	$(39)	$(36)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Service cost	$—	$1	$1	$1
Interest cost	—	1	1	3
Expected return on plan assets	(2)	(3)	(6)	(7)
Amortization of prior service credit	(1)	—	(3)	(1)
Net periodic benefit credit	$(3)	$(1)	$(7)	$(4)

During the second quarter of fiscal 2021, the amount of cumulative fiscal 2021 lump sum payouts triggered a remeasurement event for certain U.S. pension plans. During the three months ended June 30, 2021, the Company recognized net actuarial gains of $49 million, primarily due to favorable plan asset performance, partially offset by a decrease in discount rates. During the nine months ended June 30, 2021, the Company recognized the net actuarial gains of $252 million, primarily due to an increase in discount rates and favorable plan asset performance.

During the three months ended June 30, 2020, the amount of cumulative fiscal 2020 lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial losses of $157 million, primarily due to a decrease in discount rates.

13.    Debt and Financing Arrangements

Net Financing Charges

Net financing charges consisted of the following (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Interest expense, net of capitalized interest costs	$55	$58	$167	$182
Banking fees and bond cost amortization	7	8	19	18
Interest income	(1)	(3)	(7)	(21)
Net foreign exchange results for financing activities	(5)	(5)	(20)	(10)
Net financing charges	$56	$58	$159	$169

As of June 30, 2021, the Company has a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2021. As of June 30, 2021, there were no draws on the facilities.

In July 2021, the Company issued a notice of redemption for all of its outstanding 3.75% senior notes maturing December 1, 2021. The notes have an aggregate principal amount of $171 million and will be redeemed on September 1, 2021.

In May 2021, the Company retired €35 million in principal amount, plus accrued interest, of its 1.00% fixed rate notes expiring in September 2023.

In March 2021, the Company entered into a bank term loan arrangement totaling €200 million due in March 2022 and retired $257 million in principal amount, plus accrued interest, of its 4.25% fixed rate notes that expired in March 2021.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
14.    Stock-Based Compensation

On March 10, 2021, the shareholders of the Company approved the Johnson Controls International plc 2021 Equity and Incentive Plan, which terminated the 2012 Share and Incentive Plan, as amended in September 2016 (collectively, the "Plans"). Both plans authorize stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter.

A summary of the stock-based awards granted during the nine month periods ended June 30, 2021 and 2020 is presented below:

	Nine Months Ended June 30,
	2021		2020
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	932,678	$9.36	1,347,310	$7.29
Stock appreciation rights	35,254	9.36	—	—
Restricted stock/units	1,773,617	47.08	1,896,383	41.41
Performance shares	410,934	50.53	476,939	42.48

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
each SAR award is estimated using a similar method described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

Restricted (Non-vested) Stock / Units

Restricted stock or restricted stock units are typically share settled unless the employee is a non-U.S. employee or elects to defer settlement until retirement at which point the award would be settled in cash. Restricted awards typically vest over a period of three years from the grant date. The Plans allow for different vesting terms on specific grants with approval by the Compensation and Talent Development Committee. The fair value of each share-settled restricted award is based on the closing market value of the Company’s ordinary shares on the date of grant. The fair value of each cash-settled restricted award is recalculated at the end of each reporting period based on the closing market value of the Company's ordinary shares at the end of the reporting period, and the liability and expense are adjusted based on the new fair value.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Income (Loss) Available to Ordinary Shareholders
Income (loss) from continuing operations	$574	$(182)	$1,244	$190
Income from discontinued operations	—	—	124	—
Basic and diluted income (loss) available to shareholders	$574	$(182)	$1,368	$190

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	714.5	744.0	718.2	756.3
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	5.2	—	4.3	2.6
Diluted weighted average shares outstanding	719.7	744.0	722.5	758.9

Antidilutive Securities
Options to purchase shares	—	—	0.1	1.6
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
June 30, 2021
(unaudited)
16.    Equity and Noncontrolling Interests

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, March 31	$17,698	$1,059	$18,757	$18,084	$1,004	$19,088
Total comprehensive income (loss):
Net income (loss)	574	87	661	(182)	60	(122)
Foreign currency translation adjustments	75	14	89	72	4	76
Realized and unrealized gains (losses) on derivatives	(15)	(3)	(18)	6	—	6
Pension and postretirement plans	(1)	—	(1)	—	—	—
Other comprehensive income	59	11	70	78	4	82
Comprehensive income (loss)	633	98	731	(104)	64	(40)

Other changes in equity:
Cash dividends—ordinary shares	(193)	—	(193)	(195)	—	(195)
Repurchases and retirements of ordinary shares	(340)	—	(340)	—	—	—
Other, including options exercised	42	—	42	20	—	20
Ending balance, June 30	$17,840	$1,157	$18,997	$17,805	$1,068	$18,873

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity

Beginning balance, September 30	$17,447	$1,086	$18,533	$19,766	$1,063	$20,829
Total comprehensive income:
Net income	1,368	186	1,554	190	115	305
Foreign currency translation adjustments	435	25	460	(148)	(9)	(157)
Realized and unrealized gains (losses) on derivatives	(8)	(1)	(9)	1	2	3
Pension and postretirement plans	(2)	—	(2)	(1)	—	(1)
Other comprehensive income (loss)	425	24	449	(148)	(7)	(155)
Comprehensive income	1,793	210	2,003	42	108	150

Other changes in equity:
Cash dividends—ordinary shares	(577)	—	(577)	(590)	—	(590)
Dividends attributable to noncontrolling interests	—	(133)	(133)	—	(103)	(103)
Repurchases and retirements of ordinary shares	(1,001)	—	(1,001)	(1,467)	—	(1,467)
Change in noncontrolling interest share	(8)	(6)	(14)	—	—	—
Adoption of ASC 842	—	—	—	(5)	—	(5)
Adoption of ASU 2016-13	(4)	—	(4)	—	—	—
Other, including options exercised	190	—	190	59	—	59
Ending balance, June 30	$17,840	$1,157	$18,997	$17,805	$1,068	$18,873

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

For the three and nine months ended June 30, 2021, the Company repurchased and immediately retired $340 million and $1,001 million of its ordinary shares, respectively. No shares were repurchased during the three months ended June 30, 2020. For the nine months ended June 30, 2020, the Company repurchased and immediately retired $1,467 million of its ordinary shares. In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. As of June 30, 2021, approximately $5.4 billion remains available under the Company's share repurchase authorization.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
The following schedules present changes in accumulated other comprehensive income ("AOCI") attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended June 30,
	2021	2020

Foreign currency translation adjustments ("CTA")
Balance at beginning of period	$(418)	$(1,005)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	75	72
Balance at end of period	(343)	(933)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	9	(7)
Current period changes in fair value (net of tax effect of $3 and $1)	(5)	4
Reclassification to income (net of tax effect of $(3) and $0) *	(10)	2
Balance at end of period	(6)	(1)

Pension and postretirement plans
Balance at beginning of period	(1)	(9)
Reclassification to income (net of tax effect of $0 and $0)	(1)	—
Balance at end of period	(2)	(9)

Accumulated other comprehensive loss, end of period	$(351)	$(943)

	Nine Months Ended June 30,
	2021	2020

CTA
Balance at beginning of period	$(778)	$(785)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	435	(148)
Balance at end of period	(343)	(933)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	2	(2)
Current period changes in fair value (net of tax effect of $7 and $0)	2	1
Reclassification to income (net of tax effect of $(3) and $0) *	(10)	—
Balance at end of period	(6)	(1)

Pension and postretirement plans
Balance at beginning of period	—	(8)
Reclassification to income (net of tax effect of $0 and $0)	(2)	(1)
Balance at end of period	(2)	(9)

Accumulated other comprehensive loss, end of period	$(351)	$(943)

* Refer to Note 17, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and nine months ended June 30, 2021 and 2020.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	June 30, 2021	September 30, 2020

Copper	2,452	2,497
Aluminum	2,415	3,036

In April 2021, the Company entered into two interest rate swaps with a combined notional amount of $500 million to reduce the market risk associated with changes in interest rates. The interest rate swaps are designated as cash flow hedges. The fair value of each interest rate swap, or the difference between the swap's reference rate and the fixed rate when notes are issued, will be amortized to interest expense over the life of the respective note issuance.

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on its net investments globally. At June 30, 2021 the Company had 853 million euro, 500 million euro, 500 million euro, 423 million euro and 54 million euro in bonds designated as net investment hedges of a portion of its net investment in European subsidiaries and 25 billion yen of foreign denominated debt designated as net investment hedge of a portion of its net investment in Japanese subsidiaries. At September 30, 2020, the Company had 888 million euro, 500 million euro, 500 million euro, 423 million euro and 54 million euro in bonds designated as net investment hedges of a portion of its net investment in European subsidiaries and 25 billion yen of foreign denominated debt designated as net investment hedge of a portion of its net investment in Japanese subsidiaries.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. The Company hedged approximately 0.3 million of its ordinary shares, which have a cost basis of $23 million, as of June 30, 2021 and 1.4 million ordinary shares, which have a cost basis of $60 million, as of September 30, 2020.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	September 30,
	2021	2020	2021	2020
Other current assets
Foreign currency exchange derivatives	$11	$10	$10	$17
Commodity derivatives	4	2	—	—
Other noncurrent assets
Equity swap	—	—	23	58
Total assets	$15	$12	$33	$75

Other current liabilities
Foreign currency exchange derivatives	$4	$10	$5	$—
Interest rate swaps	13	—	—	—
Commodity derivatives	1	—	—	—
Long-term debt
Foreign currency denominated debt	2,999	3,010	—	—
Total liabilities	$3,017	$3,020	$5	$—

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
share similar attributes. The Company does not anticipate any non-performance by any of its counterparties, and the concentration of risk with financial institutions does not present significant credit risk to the Company.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	June 30,	September 30,	June 30,	September 30,
	2021	2020	2021	2020
Gross amount recognized	$48	$87	$3,022	$3,020
Gross amount eligible for offsetting	(8)	(10)	(8)	(10)
Net amount	$40	$77	$3,014	$3,010
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three and nine months ended June 30, 2021 and 2020 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Foreign currency exchange derivatives	$1	$—	$14	$2
Commodity derivatives	10	5	11	2
Interest rate swaps	(13)	—	(13)	—
Total	$(2)	$5	$12	$4

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three and nine months ended June 30, 2021 and 2020 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2021	2020	2021	2020
Foreign currency exchange derivatives	Cost of sales	$7	$(4)	$10	$(1)
Commodity derivatives	Cost of sales	10	2	7	1
Total		$17	$(2)	$17	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three and nine months ended June 30, 2021 and 2020 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2021	2020	2021	2020
Foreign currency exchange derivatives	Cost of sales	$(3)	$(2)	$(7)	$2
Foreign currency exchange derivatives	Selling, general and administrative	(2)	—	(1)	—
Foreign currency exchange derivatives	Net financing charges	(17)	19	128	68
Equity swap	Selling, general and administrative	4	10	28	(14)
Total		$(18)	$27	$148	$56

Pre-tax gains (losses) on net investment hedges recorded in CTA within other comprehensive income (loss) were $(39) million and $(46) million for the three months ended June 30, 2021 and 2020, respectively. Pre-tax gains (losses) on net investment hedges recorded in CTA within other comprehensive income (loss) were $(30) million and $(58) million for the

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
nine months ended June 30, 2021 and 2020, respectively. For the three and nine months ended June 30, 2021 and 2020, no gains or losses were reclassified from CTA into income.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2021 and September 30, 2020 (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$21	$—	$21	$—
Commodity derivatives	4	—	4	—
Other noncurrent assets
Deferred compensation plan assets	64	64	—	—
Exchange traded funds (fixed income)[1]	151	151	—	—
Exchange traded funds (equity)[1]	169	169	—	—
Equity swap	23	—	23	—
Total assets	$432	$384	$48	$—
Other current liabilities
Foreign currency exchange derivatives	$9	$—	$9	$—
Interest rate swaps	13	—	13	—
Commodity derivatives	1	—	1	—
Contingent earn-out liability	33	—	—	33
Other noncurrent liabilities
Contingent earn-out liability	54	—	—	54
Total liabilities	$110	$—	$23	$87

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
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

Contingent earn-out liability: The contingent earn-out liability related to the Silent-Aire acquisition was established using a Monte Carlo simulation based on the forecasted operating results and the earn-out formula specified in the purchase agreement.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income for the three and nine months ended June 30, 2021 and 2020 that relate to equity securities still held at June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Deferred compensation plan assets	$—	$6	$7	$(1)
Investments in exchange traded funds	16	31	39	9

All of the gains and losses on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At June 30, 2021, the fair value of long-term debt was $8.3 billion, including public debt of $8.1 billion and other long-term debt of $0.2 billion. At September 30, 2020, the fair value of long-term debt was $8.6 billion, including public debt of $8.4 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

In the third quarter of fiscal 2021, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2021. As a result, the Company reviewed the long-lived assets for impairment and recorded $40 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $32 million related to the Global Products segment, $5 million related to the Building Solutions EMEA/LA segment and $3 million related to the Building Solutions North America segment. Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement.

In the second quarter of fiscal 2021, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2021. As a result, the

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
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

At June 30, 2021 and 2020, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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
June 30, 2021
(unaudited)

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

Management evaluates the performance of its business segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income (loss) from continuing operations before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, restructuring and impairment costs, and the net mark-to-market adjustments related to pension and postretirement plans and restricted asbestos investments.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Building Solutions North America	$2,212	$2,020	$6,338	$6,362
Building Solutions EMEA/LA	962	756	2,765	2,534
Building Solutions Asia Pacific	712	588	1,930	1,742
Global Products	2,455	1,979	6,243	5,725
Total net sales	$6,341	$5,343	$17,276	$16,363

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)

	Segment EBITA
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Building Solutions North America	$326	$307	$847	$816
Building Solutions EMEA/LA	103	62	284	237
Building Solutions Asia Pacific	84	92	237	229
Global Products	507	378	1,005	797
Total segment EBITA	$1,020	$839	$2,373	$2,079

Corporate expenses	$(70)	$(67)	$(207)	$(303)
Amortization of intangible assets	(112)	(95)	(320)	(288)
Restructuring and impairment costs	(79)	(610)	(175)	(783)
Net mark-to-market adjustments	66	(132)	296	(154)
Net financing charges	(56)	(58)	(159)	(169)
Income (loss) from continuing operations before income taxes	$769	$(123)	$1,808	$382

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, for the nine months ended June 30, 2021 and 2020 were as follows (in millions). Extended warranty for which deferred revenue is recorded is not included in the table below, but rather included within the contract balances table in the Note 5, "Revenue Recognition," of the notes to consolidated financial statements for all periods presented.

	Nine Months Ended June 30,
	2021	2020

Balance at beginning of period	$167	$156
Accruals for warranties issued during the period	64	47
Accruals related to pre-existing warranties	21	—
Settlements made (in cash or in kind) during the period	(52)	(44)
Currency translation	1	—
Balance at end of period	$201	$159

22.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of June 30, 2021, reserves for environmental liabilities for continuing operations totaled $100 million, of which $50 million was recorded within other current liabilities and $50 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $130 million at September 30, 2020, of which $61 million was recorded within other current liabilities and $69 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

Tyco Fire Products L.P. (“Tyco Fire Products”), in coordination with the Wisconsin Department of Natural Resources ("WDNR"), has been conducting an environmental assessment of its Fire Technology Center ("FTC") located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin. In connection with the assessment, perfluorooctane sulfonate ("PFOS") and perfluorooctanoic acid ("PFOA") and/or other per- and poly fluoroalkyl substances ("PFAS") have been detected at the FTC and in groundwater and surface water outside of the boundaries of the FTC. Tyco Fire Products continues to investigate the extent of potential migration of these compounds and is working with WDNR to address these issues insofar as they related to this migration.

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

On June 21, 2019, the WDNR announced that it had received from the Wisconsin Department of Health Services (“WDHS”) a recommendation for groundwater quality standards as to, among other compounds, PFOA and PFOS. The WDHS recommended a groundwater enforcement standard for PFOA and PFOS of 20 parts per trillion. On August 22,

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
2019, the Governor of Wisconsin issued an executive order that, among other things, directed the WDNR to create a PFAS Coordinating Council and to work with other Wisconsin agencies (including WDHS) to establish final groundwater quality standards based on the WDHS’s prior recommendation. On November 6, 2020, WDNR received further recommendations from WDHS regarding individual standards for 12 additional PFAS and a combined standard for four additional PFAS, PFOA, and PFOS.

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. Tyco Fire Products voluntarily responded to the WDNR’s letter to request additional necessary information. On October 16, 2019, the WDNR issued a “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. regarding the WDNR’s July 2019 letter. The letter stated that “if you fail to take the actions required by Wis. Stat. § 292.11 to address this contamination, the DNR will move forward under Wis. Stat. § 292.31 to implement the SI workplan and evaluate further environmental enforcement actions and cost recovery under Wis. Stat. § 292.31(8).” The WDNR issued a further letter regarding the issue on November 4, 2019. In February 2020, the WDNR sent a letter to Tyco Fire Products and Johnson Controls, Inc. further directing the expansion of the evaluation of PFAS in the Marinette region to include investigation activities south and west of the previously defined FTC study area. Tyco Fire Products and Johnson Controls, Inc. believe that they have complied with all applicable environmental laws and regulations. The Company cannot predict what regulatory or enforcement actions, if any, might result from the WDNR’s actions, or the consequences of any such actions.

In May 2021, as part of Tyco Fire Products’ ongoing investigation and remediation program, WDNR approved Tyco Fire Products’ proposed Groundwater Extraction and Treatment System (“GETS”), a permanent groundwater remediation system that will extract groundwater that contains PFAS, treat it using advanced filtration systems, and return the treated water to the environment. Tyco Fire Products has commenced construction on the GETS. Tyco Fire Products also has started the process of removing PFAS-affected soil from the FTC.

In December 2020, the Company received a notice from the Wisconsin Department of Justice (“WDOJ”) that the WDOJ was considering a potential civil enforcement action against the Company relating to environmental matters at the FTC including, but not limited to, the investigation and remediation of PFAS at or near the FTC as discussed above and the Company’s alleged failure to timely report the presence of PFAS chemicals at the FTC. Such enforcement action could seek civil monetary penalties and/or injunctive relief. The Company is presently unable to predict the duration, scope, or results of any potential civil enforcement action that may result, the consequences of any such action, or the nature of any resolution of these potential claims with the WDOJ.

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

Potential environmental liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. At June 30, 2021 and September 30, 2020, the Company recorded conditional asset retirement obligations for continuing operations of $29 million and $29 million, respectively.

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

As of June 30, 2021, the Company's estimated asbestos-related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $78 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $466 million, of which $49 million was recorded in other current liabilities and $417 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $388 million, of which $19 million was recorded in other current assets, and $369 million was recorded in other noncurrent assets. Assets included $7 million of cash and $320 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at June 30, 2021 was $61 million. As of September 30, 2020, the Company's estimated asbestos-related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $115 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $483 million, of which $49 million was recorded in other current liabilities and $434 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $368 million, of which $39 million was recorded in other current assets, and $329 million was recorded in other noncurrent assets. Assets included $9 million of cash and $291 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2020 was $68 million.

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
June 30, 2021
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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At June 30, 2021 and September 30, 2020, the insurable liabilities totaled $359 million and $363 million, respectively, of which $89 million and $83 million was recorded within other current liabilities, $23 million and $22 million was recorded within accrued compensation and benefits, and $247 million and $258 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at June 30, 2021 were $21 million, of which $5 million was recorded within other current assets and $16 million was recorded within other noncurrent assets, respectively. The amount of such receivables recorded at September 30, 2020 were $21 million, of which $5 million was recorded within other current assets and $16 million was recorded within other noncurrent assets, respectively. The Company maintains captive insurance companies to manage its insurable liabilities.

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

PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued binding regulatory limits, but had initially stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. While those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. In March 2021, EPA published its final determination to regulate PFOS and PFOA in drinking water. The EPA also announced in January 2021 that it will issue an advance notice of proposed rulemaking to solicit public comment on whether the agency should take additional regulatory steps to address PFAS contamination, including designating PFOA and PFOS and other PFAS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act and seeking comment on whether PFOA and PFOS and other PFAS should be subject to regulation as hazardous waste under the Resource Conservation and Recovery

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
Act. The Agency reissued those actions in February 2021. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 32 putative class actions in federal courts originating from Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, Washington, New Hampshire, South Carolina, the District of Columbia, Guam, West Virginia, Michigan, Texas and South Dakota. All of these cases except one have been direct-filed in or transferred to the MDL, with one recently-filed case expected to be transferred to the MDL shortly. Since the beginning of fiscal year 2021, three putative class actions (Jackson v. 3M Company, et al., direct filed on January 15, 2021 in the MDL pending in the United States District Court, District of South Carolina; Ogden v. Intercontinental Terminals Company LLC, et al., filed in the United States District Court, Southern District of Texas on January 27, 2021, and transferred to the MDL; Miller v. 3M Company et al., filed in the United States District Court, Northern District of West Virginia on July 8, 2021, and tagged to the MDL) have been filed against the Company.

AFFF Individual or Mass Actions

There are approximately 1,270 individual or “mass” actions pending that were filed in state or federal court in various states including California, Colorado, New York, Pennsylvania, New Mexico, Missouri, Arizona, Texas, and South Carolina against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado, approximately 126 plaintiffs in New York, and approximately 1,000 other plaintiffs. All but two of these matters have been transferred to or directly-filed in the MDL. One case, Young v. Chemguard et al., was filed in superior court in Maricopa County, Arizona, removed to the United States District Court, District of Arizona, and tagged to the MDL, but was remanded to state court prior to being transferred to the MDL. The decision to remand the case to state court is currently being appealed. Many of the additional filed actions were directly filed in South Carolina by plaintiffs who were among the 660 plaintiffs the Company had previously disclosed to have made filings in Pennsylvania state court. The Company anticipates that the remainder of the possible individual product liability claims filed in Pennsylvania state court will either soon be filed in the MDL (and that all such claims in state court will be dismissed accordingly) or will be dismissed in Pennsylvania without a corresponding filing in South Carolina.

AFFF Municipal Cases

Chemguard and Tyco Fire Products have been named as defendants in 119 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Alabama, Arizona, California, Colorado, Florida, Idaho, Kentucky, Louisiana, Massachusetts, New Jersey, New York, Maryland, North Carolina, Ohio, Pennsylvania, Virginia, Washington, the District of Columbia and several municipalities or water providers from various states who direct-filed complaints in South Carolina. All but seven of these cases have been transferred to or directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property.

In May 2018, the Company was also notified by the Widefield Water and Sanitation District in Colorado Springs, Colorado that it may assert claims regarding its remediation costs in connection with PFOS and PFOA contamination allegedly

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2021
(unaudited)
In August 2020, Attorney General of the State of Michigan filed two substantially similar lawsuits—one in federal court and one in state court—against a number of manufacturers, including affiliates of the Company, with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various locations within the State. The federal action has been transferred to the MDL, and the state court action has been removed to federal court and transferred to the MDL.

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

AFFF Matters Related to the Tyco Fire Products Fire Technology Center in Marinette, Wisconsin

Tyco Fire Products and Chemguard are defendants in one lawsuit in Marinette County, Wisconsin alleging damages due to the historical use of AFFF products at Tyco’s Fire Technology Center in Marinette, Wisconsin. The putative class action, Joan & Richard Campbell for themselves and on behalf of other similarly situated v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) alleges PFAS (including PFOA/PFOS) contaminated groundwater migrated off Tyco’s property and into residential drinking water wells causing both personal injuries and property damage to the plaintiffs; Tyco and Chemguard removed this case to the United States District Court for the Eastern District of Wisconsin and it has been transferred to the MDL. On January 7, 2021, the parties agreed to settle the lawsuit. The settlement provides that Tyco will pay up to $17.5 million to compensate Town of Peshtigo residents who live in the area affected by PFAS from the FTC for claims related to loss of real property value, exposure and/or personal injury. The settlement does not constitute an admission of wrongdoing by Tyco or Chemguard and is subject to approval by the federal court presiding over the lawsuit and other contingencies. The court conducted a hearing regarding the proposed settlement in May 2021; following this hearing the parties will submit for final approval an amended settlement agreement. The Company does not expect the settlement to have a significant impact on its fiscal year 2021 results of operations or cash flows.

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
June 30, 2021
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

The following table presents net sales to and purchases from related parties for the three and nine months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales to related parties	$46	$52	$143	$135
Purchases from related parties	55	25	121	47

The following table presents receivables from and payables to related parties in the consolidated statements of financial position (in millions):

	June 30, 2021	September 30, 2020

Receivable from related parties	$73	$48
Payable to related parties	33	11

Additionally, the Company leases certain facilities used in its operations from a related party. As of June 30, 2021, the right-of-use asset associated with these leases was $12 million and the lease liability was $11 million. Amounts paid for these leases were not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding Johnson Controls' future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Johnson Controls cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Johnson Controls’ control, that could cause Johnson Controls’ actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: Johnson Controls’ ability to manage general economic, business, capital market and geopolitical conditions, including global price inflation; Johnson Controls’ ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the strength of the U.S. or other economies; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact Johnson Controls’ business operations or tax status; the ability to develop or acquire new products and technologies that achieve market acceptance; changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions; maintaining the capacity, reliability and security of Johnson Controls' enterprise and product information technology infrastructure; the risk of infringement or expiration of intellectual property rights; any delay or inability of Johnson Controls to realize the expected benefits and synergies of recent portfolio transactions such as its merger with Tyco and the disposition of the Power Solutions business; the outcome of litigation and governmental proceedings; the ability to hire and retain key senior management; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; the availability of raw materials and component products; fluctuations in currency exchange rates; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2020 filed with the United States Securities and Exchange Commission ("SEC") on November 16, 2020, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2020 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 16, 2020. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended June 30, 2021 compared to the three months ended June 30, 2020, while "Year-to-Date" refers to the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.

Impact of COVID-19 pandemic

The global outbreak of COVID-19 severely restricted the level of economic activity around the world and caused a significant contraction in the global economy. The Company’s affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Although shutdown orders and similar restrictions have been lifted in many jurisdictions in conjunction with the global distribution of vaccines, challenges in achieving sufficient vaccination levels and the spread of new variants of COVID-19 have caused some governments to extend or reinstitute restrictions in impacted areas. While a substantial portion of the Company's businesses have been classified as essential businesses in jurisdictions in which facility closures have been mandated, some of its facilities have at times nevertheless been ordered to close, and we can give no assurance that there will not be additional closures in the future or that the Company's businesses will be classified as essential in each of the jurisdictions in which it operates.

In response to the challenges presented by COVID-19, the Company has focused its efforts on preserving the health and safety of its employees and customers, as well as maintaining the continuity of its operations. The Company modified its business practices in response to the COVID-19 outbreak, including restricting non-essential employee travel, implementation of remote work protocols, and limiting physical participation in meetings, events and conferences. The Company also instituted preventive measures at its facilities, including enhanced health and safety protocols, temperature screening, requiring face coverings for all unvaccinated employees and encouraging employees to follow similar protocols when away from work. The Company has adopted a multifaceted framework to guide its decision making as it reopens its offices and facilities to employees, and will continue to monitor and audit its facilities to ensure that they are in compliance with the Company’s COVID-19 safety requirements.

The Company initially experienced a decline in demand and volumes in its global businesses as a result of the impact of efforts to contain the spread of COVID-19. Specifically, the Company experienced lower demand due to restricted access to customer sites to perform service and installation work as well as reduced discretionary capital spending by the Company's customers. In fiscal 2021, the Company has experienced increases in both demand and volumes as governments have distributed vaccines and lifted COVID-19-related restrictions, leading to increases in retrofit activity and, to a lesser extent, commercial building construction. The global pandemic has also provided the Company with the opportunity to help its customers prepare to re-open by delivering solutions and support that enhance the safety and increase the efficiency of their operations. As a result of the pandemic, the Company has seen an increase in demand for its products and solutions that promote building health and optimize customers’ infrastructure, including thermal cameras, indoor air quality, location-based services for contact tracing and touchless access control.

However, the Company continues to be influenced by COVID-19 related trends impacting site access, the labor force and the global supply chain, which have and may continue to negatively impact the Company’s revenues and margins. Challenges in achieving sufficient vaccination levels to achieve herd immunity and the introduction of new variants of COVID-19 have caused some governments to extend or reinstitute lockdowns and similar restrictive measures, which, in some cases, have limited the Company’s ability to access customer sites to install and maintain its products and deliver services. In addition, the Company has experienced and continues to experience labor shortages at certain facilities as the Company expands its production capacity to meet increased customer demand. Although the Company is mitigating these shortages through focused recruitment efforts and competitive compensation packages, the Company could continue to experience such shortages in the future. In addition, the Company has experienced, and expects to continue to experience, increased input material costs and component shortages, as well as disruptions and delays in its supply chain, as a result of government-mandated actions and increased demand. While actions taken by the Company to mitigate supply chain issues, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in mitigating these trends, the Company could experience further disruptions, shortages and price increases in the future.

In the third and fourth quarter of fiscal 2020, the Company executed temporary and permanent cost mitigation actions to offset a portion of the impact of COVID-19 on the demand for its products and services. As a result of these actions, including the Company's 2020 restructuring plan, the Company experienced a positive impact on its results of operations in the first half of fiscal 2021, but the Company has experienced, and expects to experience, a negative impact on its results of operations in the second half of fiscal 2021 as the temporary cost reduction actions reverse. Although the Company has largely ceased temporary cost mitigation actions initiated in fiscal 2020, the necessity of future cost mitigation actions will depend on the continued impact of COVID-19, which is highly uncertain.

During portions of fiscal 2020, the Company experienced temporary reductions of its manufacturing and operating capacity, particularly in China, India and Mexico. Currently, the Company’s facilities have been operating at normal levels.

During fiscal 2020, the Company determined that it had triggering events requiring assessment of impairment for certain of its indefinite-lived intangible assets due to declines in revenue directly attributable to the COVID-19 pandemic and for certain of its indefinite-lived intangible assets, long-lived assets and goodwill due to declines in revenue and further declines in forecasted cash flows in its North America Retail reporting unit. As a result, the Company recorded an impairment charge of $62 million related primarily to the Company's retail business indefinite-lived intangible assets and an impairment charge of $424 million related to the Company's North America Retail reporting unit's goodwill. There were no triggering events requiring that an impairment assessment be conducted for indefinite-lived intangible assets or goodwill in the nine months ended June 30, 2021. However, it is possible that future changes in circumstances, including a more prolonged and/or severe COVID-19 pandemic, would require the Company to record additional non-cash impairment charges.

The Company continues to actively monitor its liquidity position and working capital needs. The Company believes that, following its implementation of liquidity and cost mitigation actions in fiscal 2020, it remains in a solid overall capital resources and liquidity position that is adequate to meet its projected needs.

The extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity, and regulatory actions taken to contain its impact on public health and the global economy. See Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 for an additional discussion of risks related to COVID-19.

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

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Net sales	$6,341	$5,343	19%	$17,276	$16,363	6%

The increase in consolidated net sales for the three months ended June 30, 2021 was due to higher organic sales ($803 million), the favorable impact of foreign currency translation ($165 million) and incremental sales from acquisitions ($90 million), partially offset by lower sales due to business divestitures ($57 million) and the impact of nonrecurring purchase accounting adjustments ($3 million). Excluding the impact of foreign currency translation, business acquisitions and divestitures and nonrecurring adjustments, consolidated net sales increased 15% as compared to the prior year, primarily attributable to the increased demand generated by the COVID-19 pandemic recovery. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the nine months ended June 30, 2021 was due to higher organic sales ($617 million), the favorable impact of foreign currency translation ($390 million) and incremental sales from acquisitions ($103 million), partially offset by lower sales due to business divestitures ($194 million) and the impact of nonrecurring purchase accounting adjustments ($3 million). Excluding the impact of foreign currency translation, business acquisitions and divestitures and nonrecurring adjustments, consolidated net sales increased 4% as compared to the prior year, primarily attributable to the increased demand generated by the COVID-19 pandemic recovery. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Cost of sales	$4,144	$3,511	18%	$11,408	$10,927	4%
Gross profit	2,197	1,832	20%	5,868	5,436	8%
% of sales	34.6%	34.3%		34.0%	33.2%

Cost of sales and gross profit increased for the three month period ended June 30, 2021, and gross profit as a percentage of sales increased by 30 basis points. Gross profit increased due to organic sales growth, business acquisitions and favorable year-over-year impact of net pension mark-to-market adjustments ($34 million), partially offset by business divestitures. Foreign currency translation had an unfavorable impact on cost of sales of approximately $111 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA") by segment.

Cost of sales and gross profit increased for the nine month period ended June 30, 2021, and gross profit as a percentage of sales increased by 80 basis points. Gross profit increased due to organic sales growth, favorable year-over-year impact of net pension mark-to-market adjustments ($83 million) and business acquisitions, partially offset by business divestitures. Foreign currency translation had an unfavorable impact on cost of sales of approximately $269 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Selling, general and administrative expenses	$1,367	$1,334	2%	$3,914	$4,212	-7%
% of sales	21.6%	25.0%		22.7%	25.7%

Selling, general and administrative expenses ("SG&A") for the three month period ended June 30, 2021 increased $33 million, and SG&A as a percentage of sales decreased by 340 basis points. The increase in SG&A was primarily due to prior year temporary cost mitigation actions and the unfavorable impact of foreign currency translation, partially offset by favorable year-over-year impact of net mark-to-market adjustments on pension plans ($179 million). Foreign currency translation had an unfavorable impact on SG&A of $36 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

SG&A for the nine month period ended June 30, 2021 decreased $298 million, and SG&A as a percentage of sales decreased by 300 basis points. The decrease in SG&A was primarily due to favorable year-over-year impact of net mark-to-market adjustments on pension plans ($337 million) and favorable impacts of cost mitigation actions and reductions in discretionary spend in the current year, partially offset by an unfavorable impact of foreign currency translation. Foreign currency translation had an unfavorable impact on SG&A of $88 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Restructuring and impairment costs	$79	$610	-87%	$175	$783	-78%

Refer to Note 10, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements and "Restructuring" below within this Item 2 for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Net financing charges	$56	$58	-3%	$159	$169	-6%

Refer to Note 13, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Equity income	$74	$47	57%	$188	$110	71%

The increase in equity income for the three months ended June 30, 2021 was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Foreign currency translation had a favorable impact on equity income of $4 million for the three months ended June 30, 2021. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

The increase in equity income for the nine months ended June 30, 2021 was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Foreign currency translation had a favorable impact on equity income of $8 million for the nine months ended June 30, 2021. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Income tax provision (benefit)	$108	$(1)	*	$378	$77	*
Effective tax rate	14%	1%		21%	20%
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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended June 30, 2021, the Company's effective tax rate for continuing operations was 14% and was higher than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the nine months ended June 30, 2021, the Company's effective tax rate for continuing operations was 21% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended June 30, 2020, the Company's effective tax rate for continuing operations was 1% and was lower than the statutory tax rate of 12.5% primarily due to tax audit reserve adjustments, the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives, partially offset by the tax impact of an impairment charge and tax rate differentials. For the nine months ended June 30, 2020, the Company's effective tax rate for continuing operations was 20% and was higher than the statutory tax rate of 12.5% primarily due to a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform, the tax impact of an impairment charge and tax rate differentials, partially offset by tax audit reserve adjustments, the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives. The effective tax rate for the nine months ended June 30, 2021 increased as compared to the nine months ended June 30, 2020 primarily due to the discrete tax items. Refer to Note 11, "Income Taxes," of the notes to consolidated financial statements for further detail.

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

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Income from continuing operations attributable to noncontrolling interests	$87	$60	45%	$186	$115	62%
The increase in income from continuing operations attributable to noncontrolling interests for the three and nine months ended June 30, 2021 was primarily due to higher net income at certain partially-owned affiliates within the Global Products segment.

Net Income (Loss) Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Net income (loss) attributable to Johnson Controls	$574	$(182)	*	$1,368	$190	*
* Measure not meaningful

The increase in net income attributable to Johnson Controls for the three months ended June 30, 2021 was primarily due to lower restructuring and impairment costs and higher gross profit, partially offset by higher income tax provision. The increase in net income attributable to Johnson Controls for the nine months ended June 30, 2021 was primarily due to lower restructuring and impairment costs, higher gross profit, lower SG&A and the current year income from discontinued operations, partially offset by higher income tax provision.

Diluted earnings (loss) per share attributable to Johnson Controls for the three months ended June 30, 2021 was $0.80 compared to $(0.24) for the three months ended June 30, 2020. Diluted earnings per share attributable to Johnson Controls for the nine months ended June 30, 2021 was $1.89 compared to $0.25 for the nine months ended June 30, 2020.

Comprehensive Income (Loss) Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Comprehensive income (loss) attributable to Johnson Controls	$633	$(104)	*	$1,793	$42	*

* Measure not meaningful

The increase in comprehensive income attributable to Johnson Controls for the three months ended June 30, 2021 was due to higher net income attributable to Johnson Controls ($756 million), partially offset by a decrease in other comprehensive income attributable to Johnson Controls ($19 million) resulting primarily from the realized and unrealized losses on derivatives.

The increase in comprehensive income attributable to Johnson Controls for the nine months ended June 30, 2021 was due to higher net income attributable to Johnson Controls ($1,178 million) and an increase in other comprehensive income attributable to Johnson Controls ($573 million) resulting primarily from favorable currency translation adjustments. The year-over-year favorable foreign currency translation adjustments were primarily driven by the strengthening of the British pound, Canadian dollar and Mexican peso against the U.S. dollar in the current year.

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

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Building Solutions North America	$2,212	$2,020	10%	$6,338	$6,362	—%
Building Solutions EMEA/LA	962	756	27%	2,765	2,534	9%
Building Solutions Asia Pacific	712	588	21%	1,930	1,742	11%
Global Products	2,455	1,979	24%	6,243	5,725	9%
	$6,341	$5,343	19%	$17,276	$16,363	6%

Three Months:

•The increase in Building Solutions North America was due to higher volumes ($171 million) and the favorable impact of foreign currency translation ($21 million). The increase in volumes was primarily attributable to the increased demand generated by the COVID-19 pandemic recovery.

•The increase in Building Solutions EMEA/LA was due to higher volumes ($140 million), the favorable impact of foreign currency translation ($56 million) and incremental sales related to business acquisitions ($10 million). The increase in volumes was primarily attributable to the increased demand generated by the COVID-19 pandemic recovery.

•The increase in Building Solutions Asia Pacific was due to favorable volumes ($86 million) and the favorable impact of foreign currency translation ($41 million), partially offset by business divestitures ($3 million). The increase in volumes was primarily attributable to the increased demand generated by the COVID-19 pandemic recovery.

•The increase in Global Products was due to favorable volumes ($406 million), incremental sales related to business acquisitions ($80 million) and the favorable impact of foreign currency translation ($47 million), partially offset by business divestitures ($54 million) and the impact of nonrecurring purchase accounting adjustments ($3 million). The increase in volumes was primarily attributable to the increased demand generated by the COVID-19 pandemic recovery.

Year-to-Date:

•The decrease in Building Solutions North America was due to lower volumes ($61 million), partially offset by the favorable impact of foreign currency translation ($37 million). The decrease in volumes was primarily attributable to the unfavorable impact of the COVID-19 pandemic in the first half of the year.

•The increase in Building Solutions EMEA/LA was due to the favorable impact of foreign currency translation ($119 million), higher volumes ($89 million) and incremental sales related to business acquisitions ($23 million). The increase in volumes was primarily attributable to the COVID-19 pandemic recovery.

•The increase in Building Solutions Asia Pacific was due to the favorable impact of foreign currency translation ($99 million) and favorable volumes ($96 million), partially offset by business divestitures ($7 million). The increase in volumes was primarily attributable to the COVID-19 pandemic recovery.

•The increase in Global Products was due to favorable volumes ($493 million), the favorable impact of foreign currency translation ($135 million) and incremental sales related to business acquisitions ($80 million), partially offset by business divestitures ($187 million) and the impact of nonrecurring purchase accounting adjustments ($3 million). The increase in volumes was primarily attributable to the COVID-19 pandemic recovery.

Segment EBITA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change

Building Solutions North America	$326	$307	6%	$847	$816	4%
Building Solutions EMEA/LA	103	62	66%	284	237	20%
Building Solutions Asia Pacific	84	92	-9%	237	229	3%
Global Products	507	378	34%	1,005	797	26%
	$1,020	$839	22%	$2,373	$2,079	14%

Three Months:

•The increase in Building Solutions North America was due to favorable volumes and productivity savings, net of prior year temporary cost mitigation actions ($13 million), prior year integration costs ($4 million) and the favorable impact of foreign currency translation ($2 million).

•The increase in Building Solutions EMEA/LA was due to favorable volumes ($34 million), the favorable impact of foreign currency translation ($4 million), higher equity income ($2 million) and higher income due to business acquisitions ($1 million).

•The decrease in Building Solutions Asia Pacific was due to prior year temporary cost mitigation actions, net of favorable volumes ($12 million) and lower income due to business divestitures ($1 million), partially offset by the favorable impact of foreign currency translation ($5 million).

•The increase in Global Products was due to favorable volumes and productivity savings, net of prior year temporary cost mitigation actions ($97 million), higher equity income ($19 million) driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture, the favorable impact of foreign currency translation ($11 million), prior year integration costs ($7 million) and incremental income related to business acquisitions ($4 million), partially offset by Silent-Aire transaction costs and nonrecurring purchase accounting adjustments ($7 million) and lower income due to business divestitures ($2 million).

Year-to-Date:

•The increase in Building Solutions North America was due to productivity savings, net of unfavorable volumes ($23 million), prior year integration costs ($5 million) and the favorable impact of foreign currency translation ($3 million).

•The increase in Building Solutions EMEA/LA was due to productivity savings and favorable volumes ($40 million), the favorable impact of foreign currency translation ($5 million) and higher income due to business acquisitions ($3 million), partially offset by lower equity income ($1 million).

•The increase in Building Solutions Asia Pacific was due to the favorable impact of foreign currency translation ($11 million), partially offset by lower income due to business divestitures ($2 million) and prior year temporary cost mitigation actions, net of productivity savings and favorable volumes ($1 million).

•The increase in Global Products was due to favorable volumes and productivity savings, net of prior year temporary cost mitigation actions ($131 million), higher equity income ($64 million) driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture, the favorable impact of foreign currency translation ($22 million), prior year integration costs ($8 million) and incremental income related to business acquisitions ($4 million), partially offset by lower income due to business divestitures ($14 million) and Silent-Aire transaction costs and nonrecurring purchase accounting adjustments ($7 million).

Backlog

The Company’s backlog is applicable to its sales of systems and services. At June 30, 2021, the backlog was $10.5 billion, of which $10.0 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At June 30, 2021, remaining performance obligations were $15.6 billion, which is $5.1 billion higher than the Company's backlog of $10.5 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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

Liquidity and Capital Resources

Working Capital

	June 30,	September 30,
(in millions)	2021	2020	Change

Current assets	$10,310	$10,053
Current liabilities	(9,285)	(8,248)
	1,025	1,805	-43%

Less: Cash	(1,450)	(1,951)
Add: Short-term debt	265	31
Add: Current portion of long-term debt	196	262
Working capital (as defined)	$36	$147	-76%

Accounts receivable - net	$5,668	$5,294	7%
Inventories	2,064	1,773	16%
Accounts payable	3,719	3,120	19%

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

•The decrease in working capital at June 30, 2021 as compared to September 30, 2020, was primarily due to an increase in accounts payable and accrued compensation and benefits liabilities, partially offset by an increase in inventory to meet anticipated customer demand, an increase in accounts receivable, and the favorable resolution of certain post-closing working capital and net debt adjustments related to the Power Solutions sale.

•The Company’s days sales in accounts receivable at June 30, 2021 and September 30, 2020 were 61 days and 63 days, respectively. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended June 30, 2021 were lower than the comparable period ended September 30, 2020, primarily due to changes in inventory production levels.

•Days in accounts payable at June 30, 2021 were 77 days, higher than 69 days at the comparable period ended September 30, 2020, primarily due to timing.

Cash Flows From Continuing Operations

	Nine Months Ended June 30,
(in millions)	2021	2020

Cash provided by operating activities	$2,022	$1,499
Cash used by investing activities	(886)	(309)
Cash used by financing activities	(1,650)	(1,316)

•The increase in cash provided by operating activities was primarily due to favorable changes in accounts payable and accrued liabilities, partially offset by prior year income tax refunds and unfavorable changes in accounts receivable.

•The increase in cash used by investing activities was primarily due to higher cash payments made for acquisitions.

•The increase in cash used by financing activities was primarily due to lower short-term debt borrowings, partially offset by lower stock repurchases.

Capitalization

	June 30,	September 30,
(in millions)	2021	2020	Change

Short-term debt	$265	$31
Current portion of long-term debt	196	262
Long-term debt	7,318	7,526
Total debt	7,779	7,819	-1%
Less: cash and cash equivalents	1,450	1,951
Total net debt	6,329	5,868	8%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	17,840	17,447	2%
Total capitalization	$24,169	$23,315	4%

Total net debt as a % of total capitalization	26.2%	25.2%

•Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•The Company believes its capital resources and liquidity position at June 30, 2021 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2021 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in December 2021. There were no draws on the revolving credit facilities as of June 30, 2021 and September 30, 2020. In addition, the Company held cash and cash equivalents of $1.5 billion as of June 30, 2021. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2021, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2021, the Company believes the long-term rate of return will approximate 6.50%, 4.90% and 5.30% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first nine months of fiscal 2021, the Company made approximately $40 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $80 million in cash to its defined benefit pension plans in fiscal 2021. The Company expects to contribute $3 million in cash to its postretirement plans in fiscal 2021.

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

•We may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In July 2021, the Company issued a notice of redemption for all of its outstanding 3.75% senior notes maturing December 1, 2021. The notes have an aggregate principal amount of $171 million and will be redeemed on September 1, 2021.

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

•In fiscal 2021, the Company announced its plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions to drive $250 million in annual run rate savings by fiscal 2023. The one-time pre-tax costs associated with these actions are estimated to be approximately $385 million across all segments and at Corporate. During the three and nine months ended June 30, 2021, the Company recorded $79 million and $175 million of costs resulting from the 2021 restructuring plan. The Company has outstanding restructuring reserves of $58 million at June 30, 2021, all of which is expected to be paid in cash.

•In fiscal 2020, the Company recorded $297 million of costs resulting from the 2020 restructuring plan. The Company currently estimates that upon completion of the restructuring action, the fiscal 2020 restructuring plans will reduce annual operating costs for continuing operations by approximately $430 million. The Company expects the annual benefit of these actions will be substantially realized in 2021. The restructuring action is expected to be substantially complete in fiscal 2021. The Company has outstanding restructuring reserves of $45 million at June 30, 2021, all of which is expected to be paid in cash.

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

The following table presents summarized income statement information (in millions):

	Nine Months Ended June 30, 2021	Year Ended September 30, 2020
Net sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(155)	(450)
Net loss	(155)	(450)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(155)	(450)

Excluded from the table above are the intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Nine Months Ended June 30, 2021	Year Ended September 30, 2020
Net sales	$—	$—
Gross profit	—	—
Income from continuing operations	211	702
Net income	211	702
Income attributable to noncontrolling interests	—	—
Net income attributable to the entity	211	702

The following table presents summarized balance sheet information as of June 30, 2021 and September 30, 2020 (in millions):

	June 30, 2021	September 30, 2020
Current assets	$1,133	$522
Noncurrent assets	280	318
Current liabilities	1,536	7,612
Noncurrent liabilities	7,069	7,258
Noncontrolling interests	—	—

Excluded from the table above are the intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	June 30, 2021	September 30, 2020
Current assets	$571	$838
Noncurrent assets	3,026	7,338
Current liabilities	2,100	2,724
Noncurrent liabilities	7,044	3,406
Noncontrolling interests	—	—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under

Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and nine months ended June 30, 2021, the Company repurchased approximately $0.3 billion and $1.0 billion of its ordinary shares, respectively. As of June 30, 2021, approximately $5.4 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/21 - 4/30/21
Purchases by Company	—	$—	—	$5,701,085,433
5/1/21 - 5/31/21
Purchases by Company	4,782,185	64.38	4,782,185	5,393,229,877
6/1/21 - 6/30/21
Purchases by Company	481,144	66.02	481,144	5,361,467,054

During the three months ended June 30, 2021, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

**	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: July 30, 2021	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer