Form 10-K
period 2021-09-30
Johnson Controls International plc
filed 2021-11-15
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number 001-13836
JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange
4.625% Notes due 2023	JCI23	New York Stock Exchange
1.000% Senior Notes due 2023	JCI23A	New York Stock Exchange
3.625% Senior Notes due 2024	JCI24A	New York Stock Exchange
1.375% Notes due 2025	JCI25A	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange
6.000% Notes due 2036	JCI36A	New York Stock Exchange
5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
5.125% Notes due 2045	JCI45B	New York Stock Exchange
6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2021, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $42.7 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2021, 704,332,395 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 9, 2022 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2021

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures and debt levels are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company’s ability to manage general economic, business, capital market and geopolitical conditions, including global price inflation and shortages impacting the availability of raw materials and component products; the Company’s ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the strength of the U.S. or other economies; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status; the ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable regulatory requirements; changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions; maintaining the capacity, reliability and security of the Company’s enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company’s digital platforms and services; the risk of infringement or expiration of intellectual property rights; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the outcome of litigation and governmental proceedings; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; fluctuations in currency exchange rates; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

PART I

ITEM 1    BUSINESS

General

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in smart, healthy and sustainable buildings, serving a wide range of customers in more than 150 countries. The Company’s products, services, systems and solutions advance the safety, comfort and intelligence of spaces to serve people, places and the planet. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings and was renamed to Johnson Controls, Inc. in 1974. In 2005, Johnson Controls acquired York International, a global supplier of heating, ventilating, air-conditioning ("HVAC") and refrigeration equipment and services. In 2014, Johnson Controls acquired Air Distribution Technologies, Inc., one of the largest independent providers of air distribution and ventilation products in North America. In 2015, Johnson Controls formed a joint venture with Hitachi to expand its building related product offerings. In 2016, Johnson Controls, Inc. and Tyco completed their combination (the "Merger"), combining Johnson Controls portfolio of building efficiency solutions with Tyco’s portfolio of fire and security solutions. Following the Merger, Tyco changed its name to “Johnson Controls International plc.”

In 2016, the Company completed the spin-off of its automotive business into Adient plc, an independent, publicly traded company. In 2019, the Company sold its Power Solutions business to BCP Acquisitions LLC, an entity controlled by investment funds managed by Brookfield Capital Partners LLC, completing the Company’s transformation into a pure-play building technologies and solutions provider.

The Company is a global leader in engineering, manufacturing and commissioning building products and systems, including residential and commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its OpenBlue software platform and capabilities. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency and reduce greenhouse gas emissions.

Business Segments

The Company conducts its business through four business segments: Building Solutions North America, Building Solutions EMEA/LA, Building Solutions Asia Pacific and Global Products.

Building Solutions North America: Building Solutions North America designs, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security and integrated fire-detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in the United States and Canada. Building Solutions North America also provides energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and controls systems, as well as data-driven “smart building” solutions, to non-residential building and industrial applications in the United States and Canadian marketplace.

Building Solutions EMEA/LA: Building Solutions EMEA/LA designs, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven “smart building” solutions, to markets in Europe, the Middle East, Africa and Latin America.

Building Solutions Asia Pacific: Building Solutions Asia Pacific designs, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven “smart building” solutions, to the Asia Pacific marketplace.

Global Products: Global Products designs, manufactures and sells HVAC equipment, controls software and software services for residential and commercial applications to commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide. In addition, Global Products designs, manufactures and sells refrigeration equipment and controls globally. The Global Products business also designs, manufactures and sells fire protection, fire suppression and security products, including intrusion security, anti-theft devices, access control, and video surveillance and management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide. Global Products includes the Johnson Controls-Hitachi joint venture.

For more information on the Company’s segments, refer to Note 20, "Segment Information," of the notes to consolidated financial statements.

Products, Systems, Services and Solutions

The Company sells and installs its commercial HVAC equipment and systems, control systems, security systems, fire-detection and fire suppression systems, equipment and services primarily through its extensive direct channel, consisting of a global network of sales and service offices. Significant sales are also generated through global third-party channels, such as distributors of air-conditioning, controls, security and fire-detection and suppression products. The Company’s large base of current customers leads to significant repeat business for the maintenance, retrofit and replacement markets. The Company is also able to leverage its installed base to generate sales for its service business. Trusted building brands, such as YORK®, Hitachi Air Conditioning, Metasys®, Ansul, Ruskin®, Titus®, Frick®, PENN®, Sabroe®, Silent-Aire®, Simplex® and Grinnell®, together with the breadth and depth of the products, systems and solutions offered by the Company, give it what it believes to be the most diverse portfolio in the building technology industry.

The Company has developed software platforms, including on-premises platforms and cloud-based software services, and integrated its products and services with digital capabilities to provide data-driven solutions to create smarter, safer and more sustainable buildings. In fiscal 2020, the Company launched its software platform, OpenBlue, enabling enterprises to manage all aspects of their physical spaces delivering sustainability, new occupant experiences, safety and security by combining the Company’s building expertise with cutting-edge technology, including AI-powered service solutions such as remote diagnostics, predictive maintenance, compliance monitoring and advanced risk assessments. The Company leverages its digital and data-driven products and services to offer integrated and customizable solutions focused on delivering outcomes to customers, including OpenBlue Buildings-as-a-Service, OpenBlue Net Zero Buildings-as-a-Service and OpenBlue Healthy Buildings. These services are generally designed to generate recurring revenue for the Company as it supports its customers in achieving their desired outcomes.

In fiscal 2021, approximately 37% of sales originated from product offerings, 36% of sales originated from installations and 27% of sales originated from service offerings.

Competition

The Company conducts its operations through thousands of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for HVAC equipment, security, fire-detection, fire suppression and controls in the residential and non-residential marketplace include many local, regional, national and international providers. Larger competitors include Honeywell International, Inc.; Siemens Smart Infrastructure, an operating group of Siemens AG; Schneider Electric SA; Carrier Global Corporation; Trane Technologies plc; Daikin Industries, Ltd.; Lennox International, Inc.; GC Midea Holding Co, Ltd. and Gree Electric Appliances, Inc. In addition, the Company competes in a highly fragmented building services market. The loss of any individual contract or customer would not have a material adverse effect on the Company.

Business Strategy

The Company’s business strategy is to sustain and expand its position as a leader in smart and sustainable building solutions by offering a full spectrum of products and solutions for customer buildings across the globe. The Company’s core strategy remains focused on creating growth platforms, driving operational improvements and creating a high-performance culture. The Company has strong positions in attractive and growing end-markets across HVAC, controls, fire, security and services, enhanced by its comprehensive product portfolio and substantial installed base. The Company believes that it is well positioned to capitalize on the emerging and prevalent trends in the buildings industry, including decarbonization, healthy buildings/indoor environmental quality and smart buildings. To capitalize on these trends, the Company is building on its fiscal 2021 priorities of maintaining leading positions in commercial HVAC and building management systems, as well as enabling growth through digital, to develop and leverage new digital technologies and capabilities into outcomes powered by its OpenBlue software platform. In furtherance of these goals, the Company has three strategic priorities:

Capitalize on Key Growth Vectors: Decarbonization, healthy buildings/indoor environmental quality and smart buildings represent key growth opportunities for the Company. The Company seeks to leverage its existing portfolio breadth and investments in product development, combined with the expansion of its digital products and capabilities powered by OpenBlue, to offer differentiated solutions and innovative deal structures to help customers achieve their objectives. The Company intends to invest in products and expand its partnerships to power innovation that will allow it to provide differentiated services that are tailored to its customers’ desired outcomes.

Accelerate in High Growth Digital Services, Regions and Verticals: The Company is focused on transforming its large service business through its OpenBlue digital technologies and enabled by the Company’s installed base, domain expertise and global coverage. The Company further intends to expand its presence in high growth regions and invest in high growth verticals within the markets it serves, including healthcare, commercial offices/campus, education and data centers.

Sustain a High-Performance, Customer-Centric Culture: The Company recognizes that developing talent and creating positive customer experiences is central to accomplishing its business strategies. The Company is investing in its talent to build a diverse workforce that is digital capable, solutions oriented and focused on continuous learning and growth. The Company aims to leverage its talent capabilities and training to create a customer-focused culture to drive customer loyalty and decisions.

To realize these priorities, the Company is leveraging its technology leadership, comprehensive product portfolio, global presence, substantial installed base and strong channels to monetize the lifecycle opportunities of install, service, retrofit and replacement which are established and delivered by the Company’s direct field businesses and third-party channels across the globe. The Company is augmenting its strategic priorities with disciplined execution, productivity enhancements and sustainable cost management to create a path to realize expanded margins and enhanced profitability.

Backlog

The Company’s backlog is applicable to its sales of systems and services. At September 30, 2021, the backlog was $10.5 billion, of which $10.1 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At September 30, 2021, remaining performance obligations were $16.1 billion, which is $5.6 billion higher than the Company's backlog of $10.5 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to the following:

•Remaining performance obligations include large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which are services to be performed over the building's lifetime with average initial contract terms of 25 to 35 years for the entire term of the contract versus backlog which includes only the lifecycle period of these contracts which approximates five years;
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

Raw Materials

Raw materials used by the Company’s businesses in connection with their operations include steel, aluminum, brass, copper, polypropylene and certain flurochemicals used in fire suppression agents. The Company also uses semiconductors and other electronic components in the manufacture of its products. During portions of fiscal 2021, the Company experienced higher than normal commodity and component prices and, in some instances, shortages due to global inflation, supply chain disruptions, labor shortages, increased demand and other regulatory and macroeconomic factors associated with the COVID-19 pandemic. These trends had a negative impact on the Company’s results of operations in fiscal 2021, although they were largely mitigated by the Company through proactive measures such as making purchases with the anticipation of higher demand, expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements. The Company believes that the macroeconomic trends experienced in fiscal 2021 will continue into fiscal 2022. Therefore, the Company could experience further disruptions, shortages and price inflation in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events. In fiscal 2022, commodity prices and availability could fluctuate throughout the year and could significantly affect the Company’s results of operations.

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

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. See Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Government Regulation and Supervision

The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states and non-U.S. jurisdictions in which the Company operates have licensing laws directed specifically toward the alarm and fire suppression industries. The Company's security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the U.S. are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact the Company's fire businesses. The Company’s businesses may also be affected by changes in governmental regulation of refrigerants and energy efficiency standards, noise regulation and product safety regulations, including changes related to hydro fluorocarbons/emissions reductions efforts, energy conservation standards and the regulation of fluorinated gases. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government policies can affect the Company's worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company's business, see Item 1A. Risk Factors.

Regulatory Capital Expenditures

The Company’s efforts to comply with numerous federal, state and local laws and regulations applicable to its business and products often results in capital expenditures. The Company makes capital expenditures to design and upgrade its fire and security products to comply with or exceed standards applicable to the alarm, fire suppression and security industries. The Company also makes capital expenditures to meet or exceed energy efficiency standards, including the regulation of refrigerants, hydro fluorocarbons/emissions reductions efforts and the regulation of fluorinated gasses, particularly with respect to the Company’s HVAC products and solutions. The Company’s ongoing environmental compliance program also results in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2021 related solely to regulatory compliance were not material. It is management’s opinion that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on the Company’s financial results or competitive position in any one year. See Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Human Capital Management

Overview and Governance

The Company strives to continuously drive and develop its High-Performance Culture. The Company’s High-Performance Culture represents the practices and behaviors, underpinned by the Company’s values, that lead to sustained growth, winning results and satisfied customers.

The responsibility to develop and maintain a High-Performance Culture is owned, embedded and executed throughout the Company. The Chief Human Resources Officer ("CHRO") is responsible for establishing the Company’s strategy to drive a High-Performance Culture and ensuring its execution across the Company. The Compensation and Talent Development Committee of the Board of Directors is the primary overseer of the Company’s High-Performance Culture strategy and execution. The Chief Executive Officer, the CHRO, the Vice President of Diversity and Inclusion and other senior leaders within the Company are responsible for the execution of the strategy and engage with the Compensation and Talent Development Committee, the Governance and Sustainability Committee and the full Board of Directors on the critical components driving the Company’s High-Performance Culture, including discussions of human capital trends, practices and operations, diversity and inclusion, health and safety, leadership development and succession planning. Key components driving the Company’s High-Performance Culture include:

Health and Safety

Health and Wellness, Safety and Environment are the three pillars of the Company’s Zero Harm vision. The Company’s health and safety programs are designed around global standards with appropriate variations addressing multiple jurisdictions and regulations, specific hazards and unique working environments of the Company’s manufacturing, service and install, and headquarter operations. In response to COVID-19, the Company created new Zero Harm standards and processes to ensure the ongoing health and safety of its workplaces, including extensive communication and education programs to encourage all employees to get vaccinated against COVID-19 when eligible and the organization of on-site vaccination clinics at the Company’s facilities. Throughout fiscal year 2021, as employees in many countries were faced with continued work-from-home instructions, the Company’s focus on employee well-being continued with the utilization of global and regional well-being councils, addressing physical, mental, social and financial aspects of employee well-being during the pandemic. See "Impact of COVID-19 pandemic" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for more information on human capital management actions taken by the Company in response to the COVID-19 pandemic.

The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and training are in place. In addition, the Company engages an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to its global health and safety standards. Safety culture and behavior-based safety initiatives have been deployed within the Company, including a multi-faceted policy focused on preventing distracted driving and the design and rollout of a new-style of platform ladder built to provide a safe working platform for employees. One safety policy that applies to all employees around the globe, regardless of rank, is every individual worker’s right to apply the “Stop Work” principle when uncertain about the health and safety of a particular task.

The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). In fiscal year 2021, the Company had a TRIR of 0.37 and a LTIR of 0.12.

Diversity and Inclusion

Diversity and inclusion are embedded throughout the Company’s strategy to drive a High-Performance Culture. The Company recognizes that an inclusive culture that is diverse adds value to the Company and its customers through: the creation and delivery of innovative and outstanding products, services and outcomes; the cultivation of an engaged and empowered environment where employee productivity drives company growth; and the onboarding of high-performing talent into the organization to propel the Company's transformation and future. The Company believes that all employees and leaders are responsible for creating a diverse and inclusive workplace. Employees are empowered to take an active role in creating a culture that values uniqueness, celebrates creativity and drives innovation. The Company places a high value on inclusion, engaging employees in Business Resource Groups ("BRGs") — employee-led voluntary organizations of people with similar interests, experiences, or demographic characteristics. The Company maintains its BRG chapters worldwide across nine categories: African American, Asia Pacific, LGBTQ+, Emerging Leaders, Hispanic, Disabilities, Veterans, Women and Sustainability. The Company uses these groups to serve as a source of inclusion and to support the acquisition and development of diverse talent internally and externally. Each BRG is open to all employees and sponsored and supported by senior leaders across the enterprise. The Company’s BRG structure includes monthly learning series, an active recruitment platform, an innovation hub, and community engagement. In fiscal year 2021, the Company realized over 350% growth in BRG membership.

The Company has implemented several measures that focus on ensuring accountabilities exist for making progress in diversity:

•Diversity Performance Goals: The CEO and other senior leaders have diversity and inclusion objectives in their annual performance goals.
•Attracting Diverse Talent: The Company commits to having a diverse talent pipeline by partnering with its business units in their workforce planning forecasts, as well as external organizations, to develop initiatives and goals to recruit diverse talent across all leadership and skill areas. In furtherance of this commitment, the Company launched its Future Leaders Internship Program, an enterprise-wide internship program designed to build a sustainable, diverse pipeline of talent with the critical skills needed to support the Company’s growth initiatives.
•Facilitating Engagement: The Company launched the Perspectives Listening Series to facilitate honest, courageous and authentic conversations between colleagues on topics that are relevant and important to employees, communities and society as a whole. Topics covered include next generation leadership, gender equality, the social justice movement and fatherhood.

Talent Development

To maintain a High-Performance Culture, the Company must ensure the continued development and advancement of its people. Strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. The Company continues to provide opportunities for the Company's employees to grow their careers, with over half of open management positions filled internally during fiscal year 2021.

The Company believes that high performance is an outcome of a person’s ability to change, adapt, and grow their capabilities throughout their career. The Company emphasizes real-life, real-time learning that enables a person to meet the demands of challenging and changing work and focuses on reinforcing key principles that are designed to support an individual’s effectiveness in his or her current job and in their future development. The Company provides technical and leadership training to employees, customers and suppliers who work for or with the Company’s products and services. In particular, the Company’s focus on employee development has been structured over the last several years through programs designed to imbed essential skills and reinforce strategic goals that are aligned to the Company’s culture, including:

•Digital Transformation: In support of Company’s growth strategy, the Company is investing in developing digital leadership with personalized and targeted training programs designed to create digitally capable leaders, salespersons and technicians.
•Diversity and Inclusion: The Company has developed a structured diversity and inclusion training continuum across the levels and stages of individuals' careers to develop and align employees with the Company’s diversity and inclusion strategy and values.
•Organizational Health: The Company regularly assesses its progress using an Organizational Health Index survey and develops annual health plans comprised of priority initiatives to drive key behaviors and practices that is informed by the survey’s results. These plans are specifically tailored for each business unit and regularly assessed during the year, with managers accountable for introducing and teaching new skills or toolsets to their teams.

In fiscal year 2021, the Company offered a robust curriculum of over 150,000 learning activities available to employees, consisting of videos, courses, e-learning, documentation, articles and books, including over 5,000 active (in person or virtual) learning courses. In fiscal year 2021, over 1.1 million learning activities were completed by approximately 85,300 employees.

Employee Population and Demographics

As of September 30, 2021, the Company employed approximately 101,000 people worldwide, of which approximately 37,000 were employed in the United States and approximately 64,000 were outside the United States. Approximately 22,000 employees are covered by collective bargaining agreements or works councils and the Company believes that its relations with its labor unions are generally positive.

Employee Diversity as of September 30, 2021
Employees	Male	Female	Minority (1)
Total	77%	23%	26%
Managers	81%	19%	18%
(1) Male and female data represents all employees globally. Minority data represents U.S. employees only.

Seasonal Factors

Certain of the Company's sales are seasonal as the demand for residential air conditioning equipment and services generally increases in the summer months. This seasonality is mitigated by the other products and services provided by the Company that have no material seasonal effect.

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

ITEM 1A    RISK FACTORS

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The disclosure of a risk should not be interpreted imply that such risk has not already materialized. Additional risks not currently known to the Company or that the Company currently believes are immaterial also may impair the Company’s business, financial condition, results of operations and cash flows.

Risks Related to Economic and Political Conditions

Impacts related to the COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows.

The global outbreak of COVID-19 has disrupted economic activity around the world. As a result, we and our affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. While a substantial portion of our businesses and facilities have been classified as essential in jurisdictions in which facility closures have been mandated, we can give no assurance that there will not be additional closures in the future or that our businesses and facilities will be classified as essential in each of the jurisdictions in which we operate.

The COVID-19 outbreak has impacted, and may continue to impact, our office locations, manufacturing and servicing facilities and distribution centers, as well as those of our third-party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts. In response to the challenges presented by COVID-19, we modified our business practices, including restricting non-essential employee travel, implementing remote work protocols, and limiting physical participation in meetings, events and conferences, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. These modifications to our business practices, including any future actions we take, may cause us to experience increases in costs, reductions in productivity and disruptions to our business routines.

In September 2021, the Biden Administration issued an executive order requiring U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, to be fully vaccinated by January 4, 2022. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons. The Occupational Safety and Health Administration ("OSHA") has also issued rules requiring that all large employers in the U.S. have employee populations that are fully vaccinated against or regularly tested for COVID-19 at least once per week by January 4, 2022, however, the implementation of the OSHA rules has been blocked by a federal appeals court, subject to the resolution of ongoing litigation challenging the constitutionality of the rules. These actions are or are expected to be applicable to our U.S. operations and our federal contracting business, and we have announced an internal vaccine mandate with respect to our U.S.-based employees who fall within the scope of the federal contractor and subcontractor executive order. It is also possible that additional vaccine mandates may be announced in other jurisdictions in which our businesses operate. In addition, certain customers have issued vaccine requirements with respect to our employees who provide on-site service at customer facilities. Our efforts to comply with these mandates, including requiring that some or all of our employees be fully vaccinated against COVID-19, could result in increased labor attrition and disruption, as well as difficulty securing future labor needs, and could adversely impact our ability to deliver services to our U.S. federal government customers and potentially other customers, which could in turn adversely impact our results of operations.

We may also experience impacts from market forces and changes in consumer behavior related to pandemic fears as a result of COVID-19. Although we experienced increases in both demand and volumes during fiscal 2021 as governments distributed vaccines and lifted COVID-19-related restrictions, challenges in achieving sufficient vaccination levels and the introduction of new variants of COVID-19 have and could continue to negatively impact our results of operations due to the extension or reinstitution of lockdowns and similar restrictive measures, limited access to customer sites to perform installation and service work, the delay or abandonment of projects on which we provide products and/or services, and the general adverse impacts on demand and sales volumes from industries that are sensitive to economic downturns and volatility in commodity prices. In addition, the Company has experienced and could continue to experience labor shortages at its facilities as the Company expands its production capacity to meet increased customer demand. Further, the COVID-19 pandemic could result in permanent changes in the behaviors of our customers, including the increased prevalence of remote work and a corresponding decline in demand for the construction and maintenance of commercial buildings. Any of these impacts could cause our stock price and the operating performances of our businesses to be adversely affected, which could require us to incur material impairment, restructuring or other charges.

Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across our global enterprise. This may cause us to divert or delay the application of our resources toward new initiatives or investments, which may adversely impact our future results of operations. In addition, issues relating to the COVID-19 pandemic may result in legal claims or litigation against us.

The extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity and regulatory actions taken to contain the impact of COVID-19 on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of this Annual Report on Form 10-K, any of which could have a material effect on our financial condition, results of operations and cash flows.

The ability of suppliers to deliver raw materials, parts and components to our manufacturing facilities, and our ability to manufacture without disruption, could affect our results of operations.

We use a wide range of materials (primarily steel, copper and aluminum) and components (including semiconductors and other electronic components) in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation, all of which could continue or escalate in the future. The effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, increased cost for decarbonizing process heating, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate these risks. Such disruptions could interrupt our ability to manufacture certain products. Any significant disruption could materially and adversely affect our business, financial condition, results of operations and cash flows.

Material supply shortages and delays in deliveries, along with other factors such as price inflation, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract.

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

We have experienced, and expect to continue to experience, increased commodity costs as a result of global macroeconomic trends. While we have taken action to offset increasing commodity costs as described above, we have nonetheless experienced negative impacts on profitability as a result of such increased costs. Continued increased commodity costs could continue to negatively impact our results of operations to the extent we are unable to successfully mitigate and offset the impact of these costs.

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

Levels of industrial capital expenditures for facility expansions and maintenance are dependent on general economic conditions, economic conditions within specific industries we serve, expectations of future market behavior and available financing. Additionally, volatility in commodity and component prices, as well as commodity and component shortages, can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders.

The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries tend to delay major capital projects, including greenfield construction, maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy, component and commodity prices and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services. Although our industrial customers tend to be less dependent on project financing than real estate developers, disruptions in financial markets and banking systems could make credit and capital markets difficult for our customers to access, and could significantly raise the cost of new debt for our customers. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during periods of favorable end-market conditions.

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
Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various non U.S. governmental agencies, including applicable export controls, anti-trust, customs, currency exchange control and transfer pricing regulations, laws regulating the foreign ownership of assets, and laws governing certain materials that may be in our products. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. For example, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, or any successor agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business and financial results. For example, certain of our businesses have a significant presence in the United Kingdom (the “U.K.”), where the success of the Brexit referendum in 2016 has continued to cause political and economic uncertainty. In December 2020, the U.K. and the European Union announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. Depending on the application of the terms of the trade and cooperation agreement between the U.K. and the European Union, we could face increased regulatory costs and challenges. The implications of these uncertainties could affect our business, financial position and results of operations.

We are also subject to a complex network of tax laws and tax treaties that impact our effective tax rate. For more information on risks related to tax regulation, see “Risks Related to Tax Matters” below.

We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

Global climate change and related regulations could negatively affect our business.
The effects of climate change, such as extreme weather conditions and water scarcity, create financial risks to our business. For example, the demand for our products and services, such as commercial and residential air conditioning equipment, may be affected by unseasonable weather conditions. The effects of climate change could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

There is a general consensus that greenhouse gas emissions are linked to global climate change, and that these emissions must be reduced dramatically to avert the worst effects of climate change. Increased public awareness and concern regarding global climate change will result in more regulations designed to reduce greenhouse gas emissions. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential (“GWP”) of refrigerants, equipment energy efficiency, and the combustion of fossil fuels as a heating source. Many of our products consume energy and use refrigerants. Regulations which seek to reduce greenhouse gas emissions present a risk to our global products business, predominantly our HVAC business, if we do not adequately prepare our product portfolio. As a result, we may be required to make increased capital expenditures to improve our product portfolio to meet new regulations and standards. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet due to the required level of capital investment or technological advancement. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.

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

As of the date of this filing, we have made several public commitments regarding our intended reduction of carbon emissions, including commitments to achieve net zero carbon emissions by 2040 and the establishment of science-based targets to reduce carbon emissions from our operations and the operations of our customers. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups our other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. For example, proposed federal, state and European Union legislative action concerning the use and clean-up of fire-fighting foam products could negatively impact our fire-fighting business and our results of operations, thereby enhancing the risks to our business described under “Potential liability for environmental contamination could result in substantial costs” below.

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

The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, we could be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of such compliance matters, or we could be subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products, services and technologies requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products, we may be unable to detect and correct defects in the design of a product or in its application to a specified use, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products, particularly as we increase investment in our digital services and solutions businesses and our OpenBlue platform. The laws and regulations applicable to our products, and our customers’ product and service needs, change from time to time, and regulatory changes may render our products and technologies noncompliant. We must also monitor disruptive technologies and business models. In addition, the markets for our products, services and technologies may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors, the introduction of new competitors to the market with new or innovative product offerings or the failure to address any of the above factors could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

The development of technology products and services presents security and safety risks.

An increasing number of our products, services and technologies, including our OpenBlue platform, are delivered with digital capabilities and the accompanying interconnected device networks, which include sensors, data, building management systems and advanced computing capabilities. If we are unable to manage the lifecycle cybersecurity risk in development, deployment and operation of our digital platforms and services, the possible consequences include financial loss, reputational damage, adverse health, safety, and environmental consequences, exposure to legal claims or enforcement actions, theft of intellectual property, fines levied by the Federal Trade Commission or other governmental organizations, the diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems or integrate existing systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. In addition, we are relying on our IT infrastructure to support our operations as we manage the impact of COVID-19, including through initiating remote-work protocols for a substantial number of our employees in regions impacted by the spread of the virus. If we experience a problem with the functioning of an important IT system as a result of the increased burden placed on our IT infrastructure or a security breach of our IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers, including cloud providers. These threats and incidents originate from many sources globally and include malwares that take the form of computer viruses, ransomware, worms, Trojan horses, spyware, adware, scareware, rogue software, and programs that act against the computer user. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date has been material to the Company. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs which we believe are less susceptible to cyber-attacks, continuous monitoring of our IT networks and systems, maintenance of backup and protective systems and the incorporation of cybersecurity design throughout the lifecycle of our products. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Such incidents could remain undetected for an extended period of time, and the losses arising from such incidents could exceed our available insurance coverage for such matters. Cybersecurity incidents aimed at the software imbedded in our products could lead to third-party claims that our product failures have caused a similar range of damages to our customers, and this risk is enhanced by the increasingly connected nature of our products and the role they play in managing building systems. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, adverse health, safety, and environmental consequences, exposure to legal claims or enforcement actions, theft of intellectual property, fines levied by the Federal Trade Commission or other governmental organizations, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

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

Unlike many of our competitors, we rely on a direct sales channel for a substantial portion of our revenue. The direct channel provides for the installation of fire and security solutions, and HVAC equipment manufactured by us. This represents a significant distribution channel for our products, creates a large installed base of our fire and security solutions, and HVAC equipment, and creates opportunities for longer term service and monitoring revenue. If we are unable to maintain or grow this installation business, whether due to changes in economic conditions, a failure to anticipate changing customer needs, a failure to introduce innovative or technologically advanced solutions, or for any other reason, our installation revenue could decline, which could in turn adversely impact our product pull-through and our ability to grow service and monitoring revenue.

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a high-performance, customer-centric and diverse management team and workforce. Continuous efficient and timely customer service, customer support and customer intimacy are essential to enabling customer loyalty and driving our financial results. Our growth strategies require that we pivot to new talent capability investments and build the workforce of the future, with an emphasis on developing skills in digital and consultative, outcome-based selling. Failure to ensure that we have the leadership and talent capacity with the necessary skillset and experience could impede our ability to deliver our growth objectives, execute our strategic plan and effectively transition our leadership. Organizational and reporting changes resulting from any future leadership transition or corporate initiatives could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

Our ability to convert backlog into revenue requires us to maintain a labor force that is sufficiently large enough to support our manufacturing operations to meet customer demand, as well as provide on-site services and project support for our customers. This includes recruiting, hiring and retaining skilled trade workers to support our direct channel field businesses. Recently, we have experienced the impacts of widespread shortages for both skilled and unskilled labor. While we have taken measures to mitigate the impact of these shortages and enhanced our ability to recruit and retain skilled and unskilled labor, we can provide no assurance that such efforts will be successful. If the impacts of labor shortages continue and our mitigation efforts are unsuccessful, this could limit our ability to convert backlog into revenue and negatively impact our results of operations.

A material disruption of our operations, particularly at our monitoring and/or manufacturing facilities, could adversely affect our business.

If our operations, particularly at our monitoring facilities and/or manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, climate change, power outages, fires, explosions, terrorism, sabotage, adverse weather conditions, public health crises (including COVID-19 related shutdowns), labor disputes, labor shortages or other reasons, we may be unable to effectively respond to alarm signals, fill customer orders and otherwise meet obligations to or demand from our customers, which could adversely affect our financial performance. For example, during the COVID-19 pandemic, we experienced disruptions in certain of our manufacturing facilities resulting from government-mandated shutdowns during the onset of the pandemic and have more recently experienced labor shortages as we have sought to expand production capacity in response to increased demand. The continuation or recurrence of either of these trends could adversely affect our financial performance.

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

We employ approximately 101,000 people worldwide. Approximately 22% of these employees are covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.

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

In addition, we have been named, along with others, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense, the U.S. military and others for fire suppression purposes and related training exercises. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation. See Note 23, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.

We and certain of our subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. See Note 23, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

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

Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including: the diversion of management attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; difficulties in assimilating employees and in attracting and retaining key personnel; challenges in keeping existing customers and obtaining new customers; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects; contingent liabilities (including contingent tax liabilities and earn-out obligations) that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with acquired companies.

The goodwill and intangible assets recorded with past acquisitions were significant and impairment of such assets could result in a material adverse impact on our financial condition and results of operations. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions.

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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. Some divestitures may be dilutive to earnings. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

Risks Related to Tax Matters

Future potential changes to the tax laws could adversely affect us and our affiliates.

Legislative and regulatory action may be taken in the U.S. and other jurisdictions in which we operate, which, if ultimately enacted, could override tax treaties upon which we rely, or broaden the circumstances under which we would be considered a U.S. resident, each of which could materially and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative or regulatory proposals and such changes could have a prospective or retroactive application. However, if proposals were enacted that had the effect of disregarding the incorporation in Ireland or limiting Johnson Controls International plc’s ability, as an Irish company, to take advantage of tax treaties with the U.S., we could be subject to increased taxation, potentially significant expense, and/or other adverse tax consequences.

Recently, the U.S. Congress has advanced a variety of tax legislation proposals that are under consideration for potential legislative action. While the final form of any legislative action is still unknown, various proposals, if enacted, could have a material impact on the Company’s effective tax rate. In October 2021, 136 out of 140 countries in the Organization for Economic Co-operation and Development ("OECD") Inclusive Framework on Base Erosion and Profit Shifting ("IF"), including Ireland, politically committed to potentially fundamental changes to the international corporate tax system, including the potential implementation of a global minimum corporate tax rate. While the details of these pronouncements presently remain unclear and timing of implementation uncertain, the impact of local country IF adoption could have a material impact on our effective tax rate. It is also possible that jurisdictions in which we do business could react to such IF developments unilaterally by enacting tax legislation that could adversely affect us or our affiliates. There is also general uncertainty regarding the tax policies of the jurisdictions where we operate, and if changes are enacted, there could be a resulting increase in our effective tax rate.

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

A judgment obtained against us will be enforced by the courts of Ireland if the following general requirements are met: U.S. courts must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules (the submission to jurisdiction by the defendant would satisfy this rule); and the judgment must be final and conclusive and the decree must be final and unalterable in the court which pronounces it.

A judgment can be final and conclusive even if it is subject to appeal or even if an appeal is pending. But where the effect of lodging an appeal under the applicable law is to stay execution of the judgment, it is possible that in the meantime the judgment may not be actionable in Ireland. It remains to be determined whether final judgment given in default of appearance is final and conclusive. Irish courts may also refuse to enforce a judgment of the U.S. courts which meets the above requirements for one of the following reasons: the judgment is not for a definite sum of money; the judgment was obtained by fraud; the enforcement of the judgment in Ireland would be contrary to natural or constitutional justice; the judgment is contrary to Irish public policy or involves certain U.S. laws which will not be enforced in Ireland; or jurisdiction cannot be obtained by the Irish courts over the judgment debtors in the enforcement proceedings by personal service Ireland or outside Ireland under Order 11 of the Irish Superior Courts Rules.

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

For the majority of transfers of Johnson Controls ordinary shares, there is no Irish stamp duty. However, Irish stamp duty is payable for certain share transfers. A transfer of Johnson Controls ordinary shares from a seller who holds shares beneficially (i.e., through the Depository Trust Company ("DTC")) to a buyer who holds the acquired shares beneficially is not subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of Johnson Controls ordinary shares by a seller who holds shares directly (i.e., not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to Johnson Controls transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and, at the time of the transfer, there is no agreement in place for a sale of the shares.

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

We are exposed to the risk that third parties to various arrangements who owe us money or goods and services, or who purchase goods and services from us, will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. Notably, the global COVID-19 pandemic created heightened risk that third parties may be unable to perform their obligations or suffer financial distress due to the global economic impact of the pandemic and the regulatory measures that have been enacted by governments, however, we are unable predict the impact that COVID-19 will have on any of our customers, suppliers, vendors, and other business partners, and each of their financial conditions or their ability to perform their obligations. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us. In such events, we may incur losses, or our results of operations, financial condition or liquidity could otherwise be adversely affected.

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

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plans in future periods. Because we mark-to-market our defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year or when a remeasurement event occurs. Generally accepted accounting principles in the U.S. require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to "Critical Accounting Estimates" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 2    PROPERTIES

The Company has properties in over 60 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2021, these properties totaled approximately 40 million square feet of floor space of which 14 million square feet are owned and 26 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3    LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. The court held a hearing on the preliminary injunction motion on January 4, 2017, and on January 25, 2017, the judge denied the plaintiffs' motion. Plaintiffs filed an amended complaint on February 15, 2017, and the Company filed a motion to dismiss on April 3, 2017. On October 17, 2019, the court heard oral arguments on the motion to dismiss and took the matter under advisement. On November 3, 2021, the court granted the Company’s motion to dismiss the amended complaint.

Refer to Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3, "Legal Proceedings."

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 15, 2021 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 9, 2022.

Tomas Brannemo, 50, has served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America since September 2019. He previously served as Senior Vice President and President, Water Infrastructure and Europe Commercial Team of Xylem Inc., a leading global water technology company. At Xylem, he also served as Senior Vice President and President, Transport and Treatment, from 2017 to 2019 and other roles from 2010 to 2017. Between 2006 and 2010, he held various marketing, sales and engineering positions at Volvo Construction Company.

John Donofrio, 59, has served as Executive Vice President and General Counsel of the Company since November 15, 2017.  He previously served as Vice President, General Counsel and Secretary of Mars, Incorporated, a global food manufacturer from October 2013 to November 2017. Before joining Mars in October 2013, Mr. Donofrio was Executive Vice President, General Counsel and Secretary for The Shaw Group Inc., a global engineering and construction company, from October 2009 until February 2013. Prior to joining Shaw, Mr. Donofrio was Senior Vice President, General Counsel and Chief Compliance Officer at Visteon Corporation, a global automotive supplier, a position he held from 2005 until October 2009. Mr. Donofrio has been a Director of FARO Technologies, Inc., a designer, developer, manufacturer and marketer of software driven, 3D measurement, imaging and realization systems, since 2008.

Michael J. Ellis, 65, has served as Executive Vice President and Chief Customer & Digital Officer since October 2019.  From May 2018 to October 2019, he served as a Managing Director at Accenture, a global provider of professional services in strategy, consulting, digital, technology and operations. He previously served as Chairman and CEO of ForgeRock, a global digital security software company, from 2012 to 2018. Prior to joining ForgeRock, from 2008 to 2012, he held various senior executive roles at SAP SE, a global provider of enterprise software solutions. Previously, he also served as Chief Executive Officer of Univa, a leading innovator in enterprise-grade workload management and optimization solutions, and as Senior Vice President Business Development at i2 Technologies, a provider of supply chain solutions. Mr. Ellis also serves as a director on the board of CBRE Acquisition Holdings Inc.

Visal Leng, 51, has served as Vice President and President, Building Solutions, Asia Pacific since September 2018.  He previously served as President Asia Pacific of Baker Hughes, the world’s first and only full stream provider of integrated oilfield products, services and digital solutions, from July 2017 to September 2018.  Prior to the merger of Baker Hughes with General Electric in 2017, he held a number of roles with increasing responsibility in General Electric from his hire in November 1996, including President of its Asia Pacific oil and gas operations from January 2014 to July 2017; and Asia Pacific Regional General Manager from October 2011 to December 2013.

Olivier Leonetti, 56, has served as Chief Financial Officer since November 2020. Prior to joining Johnson Controls, Mr. Leonetti served as the Senior Vice President and Chief Financial Officer of Zebra Technologies, a provider of enterprise-level data capture and automatic identification solutions, a position he had held since November 2016. Prior to joining Zebra, Mr. Leonetti was the Executive Vice President and Chief Financial Officer of Western Digital, a provider of data infrastructure solutions from 2014 to 2016. Prior to joining Western Digital, Mr. Leonetti served as Vice President of Finance – Global Commercial Organization at Amgen, Inc. from 2011 to 2014. From 1997 to 2011, Mr. Leonetti served in various senior finance positions with increasing responsibility at Dell Inc., including most recently as Vice President of Finance. Prior to joining Dell Inc., Mr. Leonetti served in various worldwide finance capacities with Lex Rac Service plc and the Gillette Company. Mr. Leonetti also serves as a director on the board of Eaton Corporation plc, a provider of power management technologies and services.

Nathan Manning, 45, has served as Vice President and President, Building Solutions, North America since October 2020. He previously served as Vice President and General Manager, Field Operations, from March 2020 to October 2020 and Vice President and General Manager, HVAC and Controls Building Solutions North America, from January 2019 to March 2020. Prior to joining Johnson Controls, he served in various roles at General Electric, a diversified industrial and technology company, where he held the position of General Manager, Operational Excellence for General Electric’s GE Power segment from August 2017 until December 2018 and the position of General Manager, Services of GE Energy Connections, a division of GE Power, from November 2015 until August 2017. Prior to joining General Electric, Mr. Manning served as Vice President, General Manager of Eaton Aerospace, a segment of Eaton Corporation plc, a provider of power management technologies and services, from February 2014 until November 2015. Prior to joining Eaton, Mr.

Manning served in a number of roles with increasing responsibility in General Electric from his hire in January 2000, including as President and Chief Executive Officer of Aviage Systems, a joint venture between General Electric and Aviation Industry Corporation of China, from July 2012 until February 2014.

George R. Oliver, 62, has served as Chief Executive Officer and Chairman of the Board since September 2017. He previously served as our President and Chief Operating Officer following the completion of the merger of Johnson Controls and Tyco in September 2016. Prior to that, Mr. Oliver was Tyco's Chief Executive Officer, a position he held since September 2012. He joined Tyco in July 2006, and served as President of a number of operating segments from 2007 through 2011. Before joining Tyco, he served in operational leadership roles of increasing responsibility at several General Electric divisions. Mr. Oliver also serves as a Director on the board of Raytheon Technologies, an aerospace and defense company.

Ganesh Ramaswamy, 53, has served as Vice President and President, Global Services for Johnson Controls since December 2019. From 2015 to 2019, Mr. Ramaswamy served in various executive leadership roles at Danaher Corporation, a diversified manufacturer of life sciences, diagnostics, and industrial products and services, including Senior Vice President, High Growth markets—Beckman Coulter, President, Videojet Technologies, and, most recently, as Danaher Vice President & Group Executive, Marking & Coding. From 2011 to 2015, Mr. Ramaswamy served in various executive roles at Pentax Medical, a provider of endoscopic imaging devices and solutions, including as President of Pentax Medical from 2013 to 2015. Earlier in his career, Mr. Ramaswamy served in various roles of increasing responsibility with the General Electric Company across product development, service operations, and general management. Mr. Ramaswamy also serves as a director on the board of PACCAR, a global manufacturer of heavy-duty and medium-duty trucks.

Marlon Sullivan, 47, became Executive Vice President and Chief Human Resources Officer in September 2021. Prior to joining Johnson Controls, he served as the Senior Vice President of Human Resources at Delta Airlines from January 2021 to September 2021. Prior to joining Delta, Mr. Sullivan served in various human resources and talent development leadership roles at Abbott Laboratories from December 2007 through December 2020. Earlier in his career, Mr. Sullivan held a variety of human resources roles at The Home Depot.

Robert VanHimbergen, 45, has served as Vice President and Corporate Controller since December 2017. Mr. VanHimbergen joined Johnson Controls in 2007 as the Corporate Director of Global Accounting and has held various Corporate and Power Solutions positions of increasing responsibility. His most recent position was serving as the Chief Financial Officer of Yanfeng Automotive Interiors, an Adient joint venture, formed in 2015. Mr. VanHimbergen began his career at PricewaterhouseCoopers in 1998.

Jeff M. Williams, 60, has served as Vice President and President, Global Products, Building Technologies and Solutions since July 2019. He previously served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America from March 2017 to July 2019. Prior thereto, he served as Vice President - Enterprise Operations - Engineering and Supply Chain from January 2015 through the Merger to March 2017.  With respect to roles at Johnson Controls, Inc., he served as Vice President, Program Management Office from 2015 to 2016, as Group Vice President and General Manager Global Seating & Supply Chain from 2013 to 2014, and as Group Vice President and General Manager Customer Group Americas from 2010 to 2012. Mr. Williams joined Johnson Controls, Inc. in 1984.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Number of Record Holders
Title of Class	as of October 31, 2021
Ordinary Shares, $0.01 par value	31,522

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal year 2021, the Company repurchased approximately $1.3 billion of its ordinary shares on an open market. As of September 30, 2021, approximately $5.1 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/21 - 7/31/21
Purchases by Company	32,364	$68.47	32,364	$5,359,251,102
8/1/21 - 8/31/21
Purchases by Company	1,228,776	73.20	1,228,776	5,269,300,749
9/1/21 - 9/30/21
Purchases by Company	2,921,433	73.34	2,921,433	5,055,053,808

During the three months ended September 30, 2021, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

The line graph below compares the cumulative total shareholder return on the Company's ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P’s") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2016 and the reinvestment of all dividends since that date.

ITEM 6    [RESERVED]

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in smart, healthy and sustainable buildings, serving a wide range of customers in more than 150 countries. The Company’s products, services, systems and solutions advance the safety, comfort and intelligence of spaces to serve people, places and the planet. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

The Company is a global leader in engineering, manufacturing and commissioning building products and systems, including residential and commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its OpenBlue software platform and capabilities. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency and reduce greenhouse gas emissions.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the fiscal year ended September 30, 2021. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements. A detailed discussion of the 2020 to 2019 year-over-year changes are not included herein and can be found in the Management's Discussion and Analysis section in the Company's 2020 Annual Report on Form 10-K filed November 16, 2020 under the heading "Fiscal year 2020 compared to fiscal year 2019," which is incorporated herein by reference.

Macroeconomic Trends

Much of the demand for installation of the Company’s products and solutions is driven by commercial and residential construction and industrial facility expansion and maintenance projects. Commercial and residential construction projects are heavily dependent on general economic conditions, localized demand for commercial and residential real estate and availability of credit. Positive or negative fluctuations in commercial and residential construction, industrial facility expansion and maintenance projects and other capital investments in buildings could have a corresponding impact on the Company’s financial condition, results of operations and cash flows.

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin in various locations outside of the U.S. and impact the comparability of results from period to period.

The Company continues to observe trends demonstrating increased interest and demand for safe, efficient and sustainable buildings, and seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create smart and healthy buildings. In 2020, the Company launched its software platform, OpenBlue, enabling enterprises to manage all aspects of their physical spaces delivering sustainability, new occupant experiences, and safety and security by combining the Company’s building expertise with cutting-edge technology, including AI-powered service solutions such as remote diagnostics, predictive maintenance, compliance monitoring and advanced risk assessments. The Company continues to leverage its install base, together with data-driven products and services to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue for the Company. In January 2021, the Company committed to invest 75 percent of its new product research and development in climate-related innovation to develop sustainable products and services.

The Company has experienced, and expects to continue to experience, increased input material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends (including increased global demand), government-mandated actions in response to COVID-19 and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. As a result, these trends have negatively impacted the Company’s revenue and margins. The Company expects that these trends will continue in fiscal year 2022. Therefore, the Company could experience further disruptions, shortages and price increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

Impact of COVID-19 pandemic

The global outbreak of COVID-19 severely restricted the level of economic activity around the world and caused a significant contraction in the global economy.

The Company’s affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Although shutdown orders and similar restrictions have been lifted in many jurisdictions in conjunction with the global distribution of vaccines, challenges in achieving sufficient vaccination levels and the spread of new variants of COVID-19 have caused some governments to extend or reinstitute restrictions in impacted areas. During fiscal 2021, the Company’s facilities generally operated at normal levels.

The Company continues to focus its efforts on preserving the health and safety of its employees and customers, as well as maintaining the continuity of its operations. The Company modified its business practices in response to the COVID-19 outbreak, including restricting non-essential employee travel, implementing remote work protocols, and limiting physical participation in meetings, events and conferences. The Company also instituted preventive measures at its facilities, including enhanced health and safety protocols, temperature screening, requiring face coverings for all unvaccinated employees and encouraging employees to follow similar protocols when away from work. The Company has adopted and implemented a multifaceted framework to guide its decision making as it reopens its offices and facilities to employees, and will continue to monitor and audit its facilities to ensure that they are in compliance with the Company’s COVID-19 safety requirements.

The Company initially experienced a decline in demand and volumes in its global businesses as a result of the impact of efforts to contain the spread of COVID-19. Specifically, during portions of fiscal 2020, the Company experienced lower demand due to restricted access to customer sites to perform service and installation work as well as reduced discretionary capital spending by the Company's customers. In fiscal 2021, the Company has experienced increases in both demand and volumes as governments have distributed vaccines and lifted COVID-19-related restrictions, leading to increases in retrofit activity and, to a lesser extent, commercial building construction. The global pandemic has also provided the Company with the opportunity to help its customers prepare to re-open by delivering solutions and support that enhance the safety and increase the efficiency of their operations. As a result of the pandemic, the Company has seen an increase in demand for its products and solutions that promote building health and optimize customers’ infrastructure, including thermal cameras, indoor air quality, location-based services for contact tracing and touchless access control.

However, the Company continues to be influenced by COVID-19-related trends impacting site access and the labor force, which have and may continue to negatively impact the Company’s revenues and margins. Challenges in reaching sufficient vaccination levels and the introduction of new variants of COVID-19 have caused some governments to extend or reinstitute lockdowns and similar restrictive measures, which, in some cases, have limited the Company’s ability to access customer sites to install and maintain its products and deliver services. In addition, the Company has experienced and continues to experience labor shortages at certain facilities as the Company expands its production capacity to meet increased customer demand. Although the Company is mitigating these shortages through focused recruitment efforts and competitive compensation packages, the Company could continue to experience such shortages in the future. Recently, the U.S. Government has promulgated orders mandating vaccinations or regular COVID-19 testing for large employers and federal contractors. The Company’s efforts to comply with these mandates, including requiring that some or all of its employees be fully vaccinated against COVID-19, could result in increased labor attrition or disruption, and could adversely impact the Company’s ability to deliver services to our U.S. federal government customers and potentially other customers.

The extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity, and regulatory actions taken to contain its impact on public health and the global economy. See Part I, Item 1A, of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.

Restructuring and Cost Optimization Initiatives

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company has committed to various restructuring plans. In fiscal 2021, the Company announced its plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions to drive $250 million in annual run rate savings by fiscal 2023. For more information on the Company’s restructuring plans, see “Liquidity and Capital Resources—Restructuring.”

FISCAL YEAR 2021 COMPARED TO FISCAL YEAR 2020

Net Sales

	Year Ended September 30,
(in millions)	2021	2020	Change
Net sales	$23,668	$22,317	6%

The increase in net sales was due to higher organic sales ($932 million), the favorable impact of foreign currency translation ($447 million) and incremental sales from acquisitions ($253 million), partially offset by lower sales due to business divestitures ($275 million) and the impact of nonrecurring purchase accounting adjustments ($6 million). Excluding the impact of foreign currency translation, business acquisitions and divestitures and nonrecurring adjustments, consolidated net sales increased 4% as compared to the prior year, primarily attributable to the increased demand generated by the COVID-19 pandemic recovery. Refer to the "Segment Analysis" below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2021	2020	Change
Cost of sales	$15,609	$14,906	5%
Gross profit	8,059	7,411	9%
% of sales	34.1%	33.2%

Cost of sales and gross profit both increased and gross profit as a percentage of sales increased by 90 basis points. Gross profit increased due to organic sales growth, favorable year-over-year impact of net pension mark-to-market adjustments ($207 million) and business acquisitions, partially offset by the unfavorable impact of foreign currency translation ($307 million) and business divestitures. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2021	2020	Change
Selling, general and administrative expenses	$5,258	$5,665	-7%
% of sales	22.2%	25.4%

Selling, general and administrative expenses ("SG&A") decreased by $407 million, and SG&A as a percentage of sales decreased by 320 basis points. The decrease in SG&A was primarily due to favorable year-over-year impact of net mark-to-market adjustments on pension plans ($453 million) and favorable impacts of cost mitigation actions and reductions in discretionary spend in the current year, partially offset by the unfavorable impact of foreign currency translation ($97 million). Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2021	2020	Change
Restructuring and impairment costs	$242	$783	-69%

Refer to Note 17, "Significant Restructuring and Impairment Costs," Note 18, "Impairment of Long-Lived Assets," and Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Year Ended September 30,
(in millions)	2021	2020	Change
Net financing charges	$206	$231	-11%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Year Ended September 30,
(in millions)	2021	2020	Change
Equity income	$261	$171	53%

The increase in equity income was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Foreign currency translation had a favorable impact on equity income of $12 million. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA.

Income Tax Provision

	Year Ended September 30,
(in millions)	2021	2020	Change
Income tax provision	$868	$108	*
Effective tax rate	33%	12%
* Measure not meaningful

The statutory tax rate in Ireland of 12.5% is being used as a comparison since the Company is domiciled in Ireland.

For fiscal 2021, the effective tax rate for continuing operations was 33% and was higher than the statutory tax rate primarily due to the tax impacts of an intercompany transfer of certain of the Company’s intellectual property rights, valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

For fiscal 2020, the effective rate for continuing operations was 12% and was lower than the statutory tax rate primarily due to tax audit reserve adjustments, the income tax effects of mark-to-market adjustments, valuation allowance adjustments and the benefits of continuing global tax planning initiatives, partially offset by a discrete tax charge related to the remeasurement of deferred tax assets and liabilities as a result of Swiss tax reform, the tax impact of an impairment charge and tax rate differentials.

The fiscal 2021 effective tax rate increased as compared to fiscal 2020 primarily due to the discrete tax items. The fiscal year 2021 and 2020 global tax planning initiatives related primarily to changes in entity tax status, global financing structures and alignment of the Company's global business functions in a tax efficient manner. Refer to Note 19, "Income Taxes," of the notes to consolidated financial statements for further details.

In October 2021, 136 out of 140 countries in the Organization for Economic Co-operation and Development ("OECD") Inclusive Framework on Base Erosion and Profit Shifting ("IF"), including Ireland, politically committed to potentially fundamental changes to the international corporate tax system, including the potential implementation of a global minimum corporate tax rate. While the details of these pronouncements presently remain unclear and timing of implementation uncertain, the impact of local country IF adoption could have a material impact on our effective tax rate in future periods. It is also possible that jurisdictions in which we do business could react to such IF developments unilaterally by enacting tax legislation that could adversely affect us or our affiliates.

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2021	2020	Change
Income from discontinued operations, net of tax	$124	$—	*
* Measure not meaningful

Refer to Note 3, "Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2021	2020	Change
Income from continuing operations attributable to noncontrolling interests	$233	$164	42%

The increase in income from continuing operations attributable to noncontrolling interests was primarily due to higher net income at certain partially-owned affiliates within the Global Products segment.

Net Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2021	2020	Change
Net income attributable to Johnson Controls	$1,637	$631	*
* Measure not meaningful

The increase in net income attributable to Johnson Controls was primarily due to higher gross profit, lower restructuring and impairment costs and lower SG&A, partially offset by higher income tax provision. Fiscal 2021 diluted earnings per share attributable to Johnson Controls was $2.27 compared to $0.84 in fiscal 2020.

Comprehensive Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2021	2020	Change
Comprehensive income attributable to Johnson Controls	$1,979	$650	*
* Measure not meaningful

The increase in comprehensive income attributable to Johnson Controls was due to higher net income attributable to Johnson Controls ($1,006 million) and an increase in other comprehensive income attributable to Johnson Controls ($323 million) resulting primarily from foreign currency translation adjustments. The favorable foreign currency translation adjustments were primarily driven by the strengthening of the Brazilian real, Canadian dollar and Mexican peso against the U.S. dollar in the current year.

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

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Building Solutions North America	$8,685	$8,605	1%	$1,204	$1,157	4%
Building Solutions EMEA/LA	3,727	3,440	8%	391	338	16%
Building Solutions Asia Pacific	2,654	2,403	10%	349	319	9%
Global Products	8,602	7,869	9%	1,441	1,134	27%
	$23,668	$22,317	6%	$3,385	$2,948	15%

Net Sales:

•The increase in Building Solutions North America was due to the favorable impact of foreign currency translation ($49 million), higher volumes ($27 million) and incremental sales related to business acquisitions ($4 million). The increase in volumes was primarily attributable to a strong recovery in service sales across all domains, partially offset by a modest decline in installation sales driven by a decline in the new construction market.

•The increase in Building Solutions EMEA/LA was primarily attributable to the favorable impact of foreign currency translation ($135 million), higher volumes ($115 million) and incremental sales related to business acquisitions ($37 million). The increase in volumes was primarily attributable to higher service and, to a lesser extent, installation sales. By region, growth in Europe was partially offset by a decline in the Middle East.

•The increase in Building Solutions Asia Pacific was due to favorable volumes ($143 million) and the favorable impact of foreign currency translation ($117 million), partially offset by business divestitures ($9 million). The increase in volumes was primarily attributable to higher installation and service sales. Growth was led by a strong recovery in China.

•The increase in Global Products was due to favorable volumes ($647 million), incremental sales related to business acquisitions ($212 million) and the favorable impact of foreign currency translation ($146 million), partially offset by business divestitures ($266 million) and the impact of nonrecurring purchase accounting adjustments ($6 million). The increase in volumes was primarily attributable to growth across Commercial and Residential HVAC as well as Fire & Security products. This growth was partially offset by a decline in Industrial Refrigeration.

Segment EBITA:

•The increase in Building Solutions North America was due to favorable volumes and productivity savings, net of prior year temporary cost mitigation actions ($31 million), prior year integration costs ($11 million) and the favorable impact of foreign currency translation ($5 million).

•The increase in Building Solutions EMEA/LA was due to favorable volumes and productivity savings, net of prior year temporary cost mitigation actions ($41 million), the favorable impact of foreign currency translation ($7 million), higher income due to business acquisitions ($5 million) and prior year integration costs ($2 million), partially offset by lower equity income ($2 million).

•The increase in Building Solutions Asia Pacific was due to the favorable impact of foreign currency translation ($13 million), favorable volumes, net of prior year temporary cost mitigation actions ($12 million) and prior year integration costs ($7 million), partially offset by lower income due to business divestitures ($2 million).

•The increase in Global Products was due to favorable volumes and productivity savings, net of prior year temporary cost mitigation actions ($176 million), higher equity income ($72 million) driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture, a prior year compensation charge related to a noncontrolling interest acquisition ($39 million), the favorable impact of foreign currency translation ($30 million), prior year integration costs ($13 million) and incremental income related to business acquisitions ($13 million), partially offset by lower income due to business divestitures ($23 million) and Silent-Aire transaction costs and nonrecurring purchase accounting adjustments ($13 million).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2021	September 30, 2020
(in millions)			Change
Current assets	$9,998	$10,053
Current liabilities	(9,098)	(8,248)
	900	1,805	-50%

Less: Cash and cash equivalents	(1,336)	(1,951)
Add: Short-term debt	8	31
Add: Current portion of long-term debt	226	262
Working capital (as defined)	$(202)	$147	*

Accounts receivable - net	$5,613	$5,294	6%
Inventories	2,057	1,773	16%
Accounts payable	3,746	3,120	20%
* Measure not meaningful

•The Company defines working capital as current assets less current liabilities, excluding cash and cash equivalents, short-term debt, the current portion of long-term debt, and the current portions of assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items and businesses to be divested, provides a more useful measurement of the Company’s operating performance.

•The decrease in working capital at September 30, 2021 as compared to September 30, 2020, was primarily due to an increase in accounts payable, accrued compensation and benefits liabilities, deferred revenue and lower income tax assets, partially offset by an increase in accounts receivable, an increase in inventory, and the favorable resolution of certain post-closing working capital and net debt adjustments related to the Power Solutions sale.

•The Company’s days sales in accounts receivable at September 30, 2021 were 58, a decrease from 63 at September 30, 2020. There has been no significant adverse change in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the year ended September 30, 2021 were lower than the comparable period ended September 30, 2020 primarily due to changes in inventory production levels.

•Days in accounts payable at September 30, 2021 were 76 days, higher from 69 days for the comparable period ended September 30, 2020, primarily due to timing.

Cash Flows From Continuing Operations

	Year Ended September 30,
(in millions)	2021	2020
Cash provided by operating activities	$2,551	$2,479
Cash used by investing activities	(1,090)	(258)
Cash used by financing activities	(2,131)	(2,824)

•The increase in cash provided by operating activities was primarily due to favorable changes in accounts payable and accrued liabilities and higher pre-tax income, net of non-cash adjustments, partially offset by prior year income tax refunds and increases in accounts receivable and inventory.

•The increase in cash used by investing activities was primarily due to higher cash payments made for Silent-Aire and other acquisitions.

•The decrease in cash used by financing activities was primarily due to lower levels of share repurchases in fiscal year 2021, partially offset by lower long-term debt borrowings, net of repayments.

Capitalization

	September 30, 2021	September 30, 2020
(in millions)			Change
Short-term debt	$8	$31
Current portion of long-term debt	226	262
Long-term debt	7,506	7,526
Total debt	7,740	7,819	-1%
Less: Cash and cash equivalents	1,336	1,951
Total net debt	6,404	5,868	9%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	17,562	17,447	1%
Total capitalization	$23,966	$23,315	3%

Total net debt as a % of total capitalization	26.7%	25.2%

•Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a review of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•The Company's material cash requirements primarily consist of working capital requirements, repayments of long-term debt and related interest, operating leases, dividends, capital expenditures and potential acquisitions and stock repurchases.

•Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on debt obligations and maturities. Interest payable on long-term debt was $218 million due in the twelve months following September 30, 2021 and $3,468 million due thereafter.

•Refer to Note 9, "Leases," of the notes to consolidated financial statements for additional information on lease obligations and maturities.

•As of September 30, 2021, purchase obligations were $1,276 million payable in the next twelve months and $168 million payable thereafter. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent the entire anticipated purchases in the future.

•As of September 30, 2021, the Company expects to contribute $45 million and $495 million to the global pension and postretirement plans in the next twelve months and thereafter, respectively.

•As of September 30, 2021, approximately $5.1 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity and economic environment.

•In the second quarter of fiscal 2021, the Company raised its annual dividend to $1.08 per share. The Company intends to continue paying quarterly dividends in fiscal 2022.

•The Company believes its capital resources and liquidity position at September 30, 2021 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2022 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in December 2021. There were no draws on the revolving credit facilities as of September 30, 2021 and 2020. The Company also selectively makes use of short-term credit lines other than its revolving credit facility. The Company, as of September 30, 2020, could borrow up to $3.0 billion based on committed credit lines. In addition, the Company held cash and cash equivalents of $1.3 billion as of September 30, 2021. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of September 30, 2021, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•In September 2021, the Company and its wholly-owned subsidiary, Tyco Fire & Security Finance S.C.A. (“TFSCA”), issued $500 million of sustainability-linked senior notes with an initial interest rate of 2.0%, which are due in 2031. Beginning in March 2026, the interest rate payable on the note will be increased by an additional 12.5 basis points per annum if the Scope 1 and Scope 2 emissions sustainability performance target is not met and an additional 12.5 basis points per annum if the Scope 3 emissions sustainability performance target is not met. The proceeds were used for general corporate purposes, including the repayment of near-term indebtedness. In September 2021, the Company repaid $193 million of notes which were due in December 2021 and a €200 million bank term loan which was issued in March 2021 and due in March 2022. The Company repaid $257 million in principal amount, plus accrued interest, of 4.25% fixed rate notes when they expired in March 2021. Additionally, during the fiscal year 2021 the Company repaid €43 million in principal amount, plus accrued interest, of 1.0% fixed rate notes which were due in September 2023.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2021, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures, governing its outstanding notes, and expect to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

•The Company may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

•Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on items impacting capitalization.

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

•In fiscal 2021, the Company announced its plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions to drive $250 million in annual run rate savings by fiscal 2023. The one-time pre-tax costs associated with these actions are estimated to be approximately $385 million across all segments and at Corporate. During the year ended September 30, 2021, the Company recorded $242 million of costs resulting from the 2021 restructuring plan. The restructuring action is expected to be substantially complete in fiscal 2023. The Company has outstanding restructuring reserves of $65 million at September 30, 2021, all of which is expected to be paid in cash.

•In fiscal 2020, the Company recorded $297 million of costs resulting from the 2020 restructuring plan. The Company currently estimates that upon completion of the restructuring action, the fiscal 2020 restructuring plans will reduce annual operating costs for continuing operations by approximately $430 million. The annual restructuring activities are substantially completed, and final payments are expected to be made in fiscal 2022. The Company has outstanding restructuring reserves of $37 million at September 30, 2021, all of which is expected to be paid in cash.

Co-Issued Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934 with respect to the (i) $625 million aggregate principal amount of 1.750% Senior Notes due 2030 (the “2030 Notes”), (ii) €500 million aggregate principal amount of 0.375% Senior Notes due 2027 (the “2027 Notes”), (iii) €500 million aggregate principal amount of 1.000% Senior Notes due 2032 (the “2032 Notes”) and (iv) $500 million aggregate principal amount of 2.000% Sustainability-Linked Senior Notes due 2031 (the “2031 Notes” and together with the 2032 Notes, the 2030 Notes and the 2027 Notes, the “Notes”), each issued by Johnson Controls International plc ("Parent Company") and TFSCA, a corporate partnership limited by shares (société en commandite par actions) incorporated and organized under the laws of the Grand Duchy of Luxembourg (“Luxembourg”). Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information.

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

The following table presents summarized income statement information for the year ended September 30, 2021 (in millions):

Year Ended
September 30, 2021
Net sales	$—
Gross profit	—
Loss from continuing operations	(212)
Net loss	(212)
Income attributable to noncontrolling interests	—
Net loss attributable to the entity	(212)

Excluded from the table above are the intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

Year Ended
September 30, 2021
Net sales	$—
Gross profit	—
Income from continuing operations	223
Net income	223
Income attributable to noncontrolling interests	—
Net income attributable to the entity	223

The following table presents summarized balance sheet information as of September 30, 2021 (in millions):

September 30, 2021
Current assets	$1,036
Noncurrent assets	280
Current liabilities	1,825
Noncurrent liabilities	7,260
Noncontrolling interests	—

Excluded from the table above are the intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

September 30, 2021
Current assets	$465
Noncurrent assets	2,992
Current liabilities	1,660
Noncurrent liabilities	7,199
Noncontrolling interests	—

The same accounting policies as described in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above.

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following estimates are considered by management to be the most critical to the understanding of the Company's consolidated financial statements as they require significant judgments that could materially impact the Company’s results of operations, financial position and cash flows.

Revenue Recognition

The Company recognizes revenue from certain long-term contracts on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. Total estimated costs at completion are based primarily on estimated purchase contract terms, historical performance trends and other economic projections. Factors that may result in a change to these estimates include unforeseen engineering problems, construction delays, the performance of subcontractors and major material suppliers, and weather conditions. As a result, changes to the original estimates may be required during the life of the contract. Such estimates are reviewed monthly and any adjustments to the measure of completion are recognized as adjustments to sales and gross profit using the cumulative catch-up method. Estimated losses are recorded when identified.

For agreements with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. In order to estimate relative selling price, market data and transfer price studies are utilized. If the standalone selling price is not directly observable, the Company estimates the standalone selling price using an adjusted market assessment approach or expected cost plus margin approach.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses the multiples of earnings approach based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics that are applied to the Company's average of historical and future financial results. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. The key assumptions used in the impairment tests were management's projections of future cash flows, weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit.

Based on the fiscal 2021 annual impairment test, there were no goodwill impairments and no reporting unit was determined to be at risk of failing the goodwill impairment test.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets primarily consist of trademarks and trade names and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The key assumptions used in the impairment tests were long-term revenue growth projections, weighted-average cost of capital and general industry, market and macro-economic conditions.

There were no indefinite-lived intangible asset impairments resulting from the fiscal 2021 annual impairment test. The estimated fair values of all indefinite-lived intangibles substantially exceeded their carrying values, with the exception of the indefinite-lived trademark related to the Company's Asia Pacific subscriber businesses. The estimated fair value of the Asia Pacific indefinite-lived trademark was consistent with its carrying value of $38 million as of September 30, 2021.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value. While the Company believes the judgments and assumptions used in the goodwill and indefinite-lived intangible impairment tests are reasonable, different assumptions or changes in general industry, market and macro-economic conditions, including a more prolonged and/or severe COVID-19 pandemic, could change the estimated fair values and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements.

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement benefits. Plan assets and obligations are measured annually, or more frequently if there is a significant remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return, compensation increases and health care cost trend rates as of that date. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 16, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension and postretirement benefit plans.

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

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s weighted average discount rate on U.S. pension plans was 2.50% and 2.25% at September 30, 2021 and 2020, respectively. The Company’s weighted average discount rate on postretirement plans was 2.30% and 1.90% at September 30, 2021 and 2020, respectively. The Company’s weighted average discount rate on non-U.S. pension plans was 1.80% and 1.35% at September 30, 2021 and 2020, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 20% of the plans’ assets are invested in equity securities and 68% in fixed income securities, with the remainder primarily invested in alternative investments. For the years ending September 30, 2021 and 2020, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 6.50% and 6.90%, respectively. The actual rate of return on U.S. pension plans was above 6.50% in fiscal year 2021 and above 6.90% in fiscal year 2020. For the years ending September 30, 2021 and 2020, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 4.90% and 5.20%, respectively. The actual rate of return on non-U.S. pension plans was above 4.90% in fiscal year 2021 and below 5.20% in fiscal year 2020. For the years ending September 30, 2021 and 2020, the Company’s weighted average expected long-term return on postretirement plan assets was 5.30% and 5.70%, respectively. The actual rate of return on postretirement plan assets was above 5.30% in fiscal year 2021 and below 5.70% in fiscal year 2020.

Beginning in fiscal 2022, the Company believes the long-term rate of return will approximate 7.00%, 3.70% and 5.30% for U.S. pension, non-U.S. pension and postretirement plans, respectively. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a significant remeasurement event. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2021, total employer contributions for continuing operations to the defined benefit pension plans were $65 million, none of which were voluntary contributions made by the Company. The Company expects to contribute approximately $42 million in cash to its defined benefit pension plans in fiscal 2022. In fiscal 2021, total employer contributions for continuing operations to the postretirement plans were $3 million. The Company expects to contribute approximately $3 million in cash to its postretirement plans in fiscal 2022.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

The mark-to-market adjustments represent actuarial gains (losses) arising from changes in actuarial assumptions and actuarial experiences different from those assumed that are used to value the plan assets and the benefit obligations. The primary factors contributing to actuarial gains (losses) are changes in the discount rate used to value benefit obligations and the difference between expected and actual returns on plan assets. As such, the mark-to-market adjustments are highly volatile and are difficult to forecast. Mark-to-market adjustments were $365 million, $(295) million and $(630) million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

The following chart illustrates the estimated increases (decreases) in projected benefit obligation and future ongoing pension expense, which excludes any potential mark-to-market adjustments, assuming an increase of 25 basis points in the key assumptions for our pension plans (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Change in Projected Benefit Obligation	Change in Ongoing Pension Expense	Change in Projected Benefit Obligation	Change in Ongoing Pension Expense
Discount rate	$(51)	$5	$(84)	$4
Expected return on plan assets	—	(6)	—	(5)

A 25 basis point change in the discount rate would not have a material impact on our post-retirement benefit plan obligations.

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

The Company reviews the realizability of its deferred tax asset valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2021, the Company had a valuation allowance of $5.9 billion for continuing operations, of which $5.2 billion relates to net operating loss carryforwards primarily in France, Germany, Ireland, Luxembourg, Mexico, Spain, United Kingdom and the U.S. for which sustainable taxable income has not been demonstrated; and $0.7 billion for other deferred tax assets.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2021, the Company had recorded a liability of $2.7 billion for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Refer to Note 19, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

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

A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 11, "Derivative Instruments and Hedging Activities," and Note 12, "Fair Value Measurements," of the notes to consolidated financial statements.

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

At September 30, 2021 and 2020, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $213 million and $363 million, respectively.

Interest Rates

Substantially all of the Company's outstanding debt has fixed interest rates. A 10% increase in the average cost of the Company’s variable rate debt would have had an immaterial impact on pre-tax interest expense for the years ended September 30, 2021 and 2020.

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

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	49

Consolidated Statements of Income for the years ended September 30, 2021, 2020 and 2019	52

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2021, 2020 and 2019	53

Consolidated Statements of Financial Position as of September 30, 2021 and 2020	54

Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019	55

Consolidated Statements of Shareholders' Equity Attributable to Johnson Controls Ordinary Shareholders for the years ended September 30, 2021, 2020 and 2019	56

Notes to Consolidated Financial Statements	57

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2021, 2020 and 2019	114

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of shareholders’ equity attributable to Johnson Controls ordinary shareholders, and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of October 1, 2019.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Silent-Aire from its assessment of internal control over financial reporting as of September 30, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Silent-Aire from our audit of internal control over financial reporting. Silent-Aire is a wholly-owned subsidiary of the Company whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of each of the related consolidated financial statement amounts as of and for the year ended September 30, 2021.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

As described in Note 19 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions totaling $2,726 million, primarily as a non-current liability, as of September 30, 2021. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Judgment is required by management in determining the Company’s worldwide provision for income taxes and recording the related income tax assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. As disclosed by management, a liability for the best estimate of the probable loss on certain of the tax positions has been recorded by management. The Company’s income tax filings are regularly under audit by tax authorities. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management in identifying and recording the estimated probable loss for each uncertain tax position; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the identification and accurate measurement of uncertain tax positions, (iii) the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of uncertain tax positions, including controls over the identification and estimate of probable loss for uncertain tax positions. These procedures also included, among others (i) for a sample of uncertain tax positions by jurisdiction, testing the information used in the calculation of the estimate of probable loss and testing the calculation of the estimate of probable loss; (ii) testing the completeness of management’s assessment of the identification of uncertain tax positions; and (iii) evaluating the status and results of income tax audits with the relevant tax authorities, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, and the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 15, 2021

We have served as the Company’s auditor since 1957.

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2021	2020	2019
Net sales
Products and systems	$17,202	$16,253	$17,711
Services	6,466	6,064	6,257
	23,668	22,317	23,968
Cost of sales
Products and systems	11,848	11,401	12,577
Services	3,761	3,505	3,698
	15,609	14,906	16,275

Gross profit	8,059	7,411	7,693

Selling, general and administrative expenses	(5,258)	(5,665)	(6,244)
Restructuring and impairment costs	(242)	(783)	(235)
Net financing charges	(206)	(231)	(350)
Equity income	261	171	192

Income from continuing operations before income taxes	2,614	903	1,056

Income tax provision (benefit)	868	108	(233)

Income from continuing operations	1,746	795	1,289

Income from discontinued operations, net of tax (Note 3)	124	—	4,598

Net income	1,870	795	5,887

Income from continuing operations attributable to noncontrolling interests	233	164	189
Income from discontinued operations attributable to noncontrolling interests	—	—	24

Net income attributable to Johnson Controls	$1,637	$631	$5,674

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$1,513	$631	$1,100
Income from discontinued operations	124	—	4,574
Net income	$1,637	$631	$5,674

Basic earnings per share attributable to Johnson Controls
Continuing operations	$2.11	$0.84	$1.26
Discontinued operations	0.17	—	5.26
Net income	$2.28	$0.84	$6.52

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$2.10	$0.84	$1.26
Discontinued operations	0.17	—	5.23
Net income	$2.27	$0.84	$6.49

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
(in millions)	2021	2020	2019

Net income	$1,870	$795	$5,887

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	376	25	(342)
Realized and unrealized gains (losses) on derivatives	(18)	8	6
Pension and postretirement plans	4	8	(6)

Other comprehensive income (loss)	362	41	(342)

Total comprehensive income	2,232	836	5,545

Comprehensive income attributable to noncontrolling interests	253	186	195

Comprehensive income attributable to Johnson Controls	$1,979	$650	$5,350

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2021	2020

Assets

Cash and cash equivalents	$1,336	$1,951
Accounts receivable - net	5,613	5,294
Inventories	2,057	1,773
Other current assets	992	1,035
Current assets	9,998	10,053

Property, plant and equipment - net	3,228	3,059
Goodwill	18,335	17,932
Other intangible assets - net	5,549	5,356
Investments in partially-owned affiliates	1,066	914
Noncurrent assets held for sale	156	147
Other noncurrent assets	3,558	3,354
Total assets	$41,890	$40,815

Liabilities and Equity

Short-term debt	$8	$31
Current portion of long-term debt	226	262
Accounts payable	3,746	3,120
Accrued compensation and benefits	1,008	838
Deferred revenue	1,637	1,435
Other current liabilities	2,473	2,562
Current liabilities	9,098	8,248

Long-term debt	7,506	7,526
Pension and postretirement benefits	628	1,140
Other noncurrent liabilities	5,905	5,368
Long-term liabilities	14,039	14,034

Commitments and contingencies (Note 23)

Ordinary shares (par value $0.01; 2.0 billion shares authorized; shares issued: 2021 - 737,090,363; 2020 - 753,907,315)	7	8
Ordinary A shares (par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2021 and 2020)	—	—
Preferred shares (par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2021 and 2020)	—	—
Ordinary shares held in treasury, at cost (shares held: 2021 - 28,356,889; 2020 - 27,684,632)	(1,152)	(1,119)
Capital in excess of par value	17,116	16,865
Retained earnings	2,025	2,469
Accumulated other comprehensive loss	(434)	(776)
Shareholders’ equity attributable to Johnson Controls	17,562	17,447
Noncontrolling interests	1,191	1,086
Total equity	18,753	18,533
Total liabilities and equity	$41,890	$40,815

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2021	2020	2019
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$1,513	$631	$1,100
Income from continuing operations attributable to noncontrolling interests	233	164	189
Net income from continuing operations	1,746	795	1,289
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	845	822	825
Pension and postretirement benefit expense (income)	(551)	118	515
Pension and postretirement contributions	(68)	(61)	(53)
Equity in earnings of partially-owned affiliates, net of dividends received	(117)	(36)	(34)
Deferred income taxes	36	(537)	612
Non-cash restructuring and impairment charges	98	582	235
Equity-based compensation	76	74	95
Other - net	(85)	(90)	29
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(143)	534	(312)
Inventories	(219)	45	(72)
Other assets	(164)	(52)	(99)
Restructuring reserves	(44)	(29)	(121)
Accounts payable and accrued liabilities	813	(717)	56
Accrued income taxes	328	1,031	(1,222)
Cash provided by operating activities from continuing operations	2,551	2,479	1,743

Investing Activities of Continuing Operations
Capital expenditures	(552)	(443)	(586)
Sale of property, plant and equipment	124	127	27
Acquisition of businesses, net of cash acquired	(725)	(77)	(25)
Business divestitures, net of cash divested	19	135	12
Changes in long-term investments	8	—	25
Proceeds from equity swap	35	—	14
Other - net	1	—	—
Cash used by investing activities from continuing operations	(1,090)	(258)	(533)

Financing Activities of Continuing Operations
Decrease in short-term debt - net	(17)	(33)	(1,296)
Increase in long-term debt	496	1,804	—
Repayment of long-term debt	(507)	(1,386)	(2,333)
Debt financing costs	(3)	(12)	—
Stock repurchases and retirements	(1,307)	(2,204)	(5,983)
Payment of cash dividends	(762)	(790)	(920)
Proceeds from the exercise of stock options	178	75	171
Dividends paid to noncontrolling interests	(142)	(114)	(132)
Cash received related to prior acquisitions and divestitures, net	1	2	4
Employee equity-based compensation withholding taxes	(33)	(34)	(31)
Cash paid to acquire a noncontrolling interest	(14)	(132)	—
Other - net	(21)	—	1
Cash used by financing activities from continuing operations	(2,131)	(2,824)	(10,519)

Discontinued Operations
Cash used by operating activities	(64)	(260)	(541)
Cash provided by investing activities	—	—	12,611
Cash used by financing activities	—	(113)	(35)
Cash provided (used) by discontinued operations	(64)	(373)	12,035
Effect of exchange rate changes on cash, cash equivalents and restricted cash	116	115	(120)
Change in cash, cash equivalents and restricted cash held for sale	—	—	15
Increase (decrease) in cash, cash equivalents and restricted cash	(618)	(861)	2,621
Cash, cash equivalents and restricted cash at beginning of period	1,960	2,821	200
Cash, cash equivalents and restricted cash at end of period	1,342	1,960	2,821
Less: Restricted cash	6	9	16
Cash and cash equivalents at end of period	$1,336	$1,951	$2,805
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders

(in millions, except per share data)	Total	Ordinary Shares	Capital in Excess of Par Value	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
At September 30, 2018	$21,164	$10	$16,549	$6,604	$(1,053)	$(946)
Comprehensive income (loss)	5,350	—	—	5,674	—	(324)
Cash dividends Ordinary ($1.04 per share)	(887)	—	—	(887)	—	—
Repurchases and retirements of ordinary shares	(5,983)	(2)	—	(5,981)	—	—
Divestiture of Power Solutions	483	—	—	—	—	483
Adoption of ASC 606	(45)	—	—	(45)	—	—
Adoption of ASU 2016-01	—	—	—	8	—	(8)
Adoption of ASU 2016-16	(546)	—	—	(546)	—	—
Other, including options exercised	230	—	263	—	(33)	—
At September 30, 2019	19,766	8	16,812	4,827	(1,086)	(795)
Comprehensive income	650	—	—	631	—	19
Cash dividends Ordinary ($1.04 per share)	(780)	—	—	(780)	—	—
Repurchases and retirements of ordinary shares	(2,204)	—	—	(2,204)	—	—
Adoption of ASC 842	(5)	—	—	(5)	—	—
Change in noncontrolling interest share	(83)	—	(83)	—	—	—
Other, including options exercised	103	—	136	—	(33)	—
At September 30, 2020	17,447	8	16,865	2,469	(1,119)	(776)
Comprehensive income	1,979	—	—	1,637	—	342
Cash dividends Ordinary ($1.07 per share)	(771)	—	—	(771)	—	—
Repurchases and retirements of ordinary shares	(1,307)	(1)	—	(1,306)	—	—
Adoption of ASU 2016-13	(4)	—	—	(4)	—	—
Change in noncontrolling interest share	(8)	—	(8)	—	—	—
Other, including options exercised	226	—	259	—	(33)	—
At September 30, 2021	$17,562	$7	$17,116	$2,025	$(1,152)	$(434)
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

The Company is a global leader in engineering, manufacturing and commissioning building products and systems, including residential and commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, repair, retrofit and replacement of equipment (in the HVAC, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its digital platforms and capabilities.

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

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 11, "Derivative Instruments and Hedging Activities," and Note 12, "Fair Value Measurements," of the notes to consolidated financial statements for fair value of financial instruments, including derivative instruments, hedging activities and long-term debt.

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

Restricted Cash

At September 30, 2021 and September 30, 2020, the Company held restricted cash of approximately $6 million and $9 million, respectively all of which was recorded within other current assets in the consolidated statements of financial position. These amounts related to cash restricted for payment of asbestos liabilities.

Receivables

Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for expected credit losses resulting from the inability or unwillingness of customers to make required payments. The allowance for expected credit losses is based on historical experience, existing economic conditions, reasonable and supportable forecasts, and any specific customer collection issues the Company has identified. The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. For ease of administration, the Company collects customer payments related to certain factored receivables on behalf of the financial institutions but otherwise maintains no other continuing involvement with respect to the factored receivables. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses the multiples of earnings approach based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics and applies the multiples to the Company's average of historical and future financial results for each reporting unit. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. Refer to Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the goodwill impairment testing performed in fiscal years 2021, 2020 and 2019.

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and the corresponding lease liabilities are recognized at commencement date based on the present value of lease payments for all leases with terms longer than twelve months. As the majority of the Company's leases do not provide an implicit interest rate, to determine the present value of lease payments, the Company uses its incremental borrowing rate based on information available on the lease commencement date and uses the implicit rate when readily determinable. The Company determines its incremental borrowing rate based on a comparable market yield curve consistent with its credit rating, term of the lease and relative economic environment. The Company has elected to combine lease and nonlease components for its leases.

Lessor arrangements

The Company's monitoring services and maintenance agreements within its security business that include subscriber system assets for which the Company retains ownership contain both lease and nonlease components. The Company has elected to combine lease and nonlease components for these arrangements where the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately. The Company has concluded that in these arrangements the nonlease components are the predominant characteristic, and as a result, the combined component is accounted for under the revenue guidance.

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

The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets acquired in a business combination that are used in research and development activities are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they are not amortized but are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  If the carrying amount of an intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess. Unamortized capitalized costs of a computer software product are compared to the net realizable value of the product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. Refer to Note 18, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for information regarding the impairment testing performed in fiscal years 2021, 2020 and 2019.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses for continuing operations in the consolidated statements of income. Such expenditures for the years ended September 30, 2021, 2020 and 2019 were $275 million, $274 million and $319 million, respectively.

Earnings Per Share

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of ordinary shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income attributable to Johnson Controls by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options, unvested restricted stock and unvested performance share awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For unvested restricted stock and unvested performance share awards, assumed proceeds under the treasury stock method include unamortized compensation cost. See Note 14, "Earnings per Share," of the notes to consolidated financial statements for the calculation of earnings per share.

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. The aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in income from continuing operations for the years ended September 30, 2021, 2020 and 2019 were $56 million, $(32) million and $(10) million, respectively.

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

The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income ("AOCI"), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 11, "Derivative Instruments and Hedging Activities," and Note 12, "Fair Value Measurements," of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.

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

Pension and Postretirement Benefits

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 16, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension and postretirement benefit plans.

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

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax basis of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the carrying or book value of deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Refer to Note 19, "Income Taxes," of the notes to consolidated financial statements.

Retrospective Changes

Certain amounts as of September 30, 2020 and 2019 have been revised to conform to the current year's presentation.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU No. 2016-13 and its related amendments replace the previous expected credit loss methodology with a new incurred loss methodology. The new standard applies to financial instruments, including, but not limited to, trade receivables. Under the new standard, companies must consider historical information, current conditions and a reasonable forecast period when estimating credit losses. The Company adopted ASU No. 2016-13 and the related amendments effective October 1, 2020. The adoption did not have a material impact on the Company's consolidated financial statements. Refer to Note 5, “Accounts Receivable, Net,” of the notes to the consolidated financial statements for further information.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years (October 1, 2023 for the Company). Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The impact of the new standard will depend on the magnitude of future acquisitions.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

2.ACQUISITIONS AND DIVESTITURES

Fiscal Year 2021

Silent-Aire Acquisition

In May 2021, the Company completed its acquisition of Silent-Aire, a global leader in hyperscale data center cooling and modular critical infrastructure solutions, for approximately $755 million, net of cash acquired, which is comprised of an upfront net cash payment of approximately $661 million, the estimated fair value of contingent earn-out liabilities of approximately $86 million and a working capital adjustment of $8 million. The contingent earn-out liabilities are based upon the achievement of certain defined operating results in each of the three years following the acquisition, with a maximum payout of approximately $250 million. The fair value of contingent earn-out liabilities is reassessed on a quarterly basis and could differ materially from the initial estimates. Subsequent changes in the estimated fair value of contingent earn-out liabilities will be recorded in the consolidated statements of income when incurred. The earn-out payments that are less than or equal to the contingent earn-out liabilities on the acquisition date are reflected as financing cash outflows and amounts paid in excess of the contingent earn-out liabilities on the acquisition date are reflected as operating cash outflows. The Silent-Aire business is reported within the Global Products segment.

In connection with the acquisition, the Company recorded goodwill of $244 million in the Global Products segment. Goodwill is attributable primarily to expected synergies, expanded market opportunities and other benefits that the Company believes will result from combining its operations with the operations of Silent-Aire. The goodwill created in the acquisition is not deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed related to Silent-Aire are as follows (in millions):

Cash and cash equivalents	$5
Accounts receivable	141
Inventories	60
Other current assets	4
Property, plant, and equipment - net	33
Goodwill	244
Intangible assets - net	497
Other noncurrent assets	84
Total assets acquired	$1,068

Accounts payable	62
Accrued compensation and benefits	6
Deferred revenue	32
Other current liabilities	12
Other noncurrent liabilities	196
Total liabilities acquired	$308
Net assets acquired	$760

The purchase price allocation to identifiable intangible assets acquired related to Silent-Aire are as follows:

	Fair Value (in millions)	Weighted Average Life (in years)
Customer relationships	$291	19
Technology	116	13
Other definite-lived intangibles	23	1
Indefinite-lived trademarks	67
Total identifiable intangible assets	$497

Other acquisitions and divestitures

During fiscal 2021, the Company completed certain additional acquisitions for a combined purchase price, net of cash acquired, of $81 million, of which $64 million was paid as of September 30, 2021. In connection with these acquisitions and final purchase price allocation adjustments from fiscal 2020 acquisitions, the Company recorded goodwill of $35 million within the Building Solutions EMEA/LA segment and $21 million within the Building Solutions North America segment. The acquisitions were not material to the Company's consolidated financial statements.

During fiscal 2021, the Company completed certain divestitures within the Buildings Solutions Asia Pacific segment. The combined selling price was $27 million, of which $19 million was received as of September 30, 2021. In connection with the divestitures, the Company reduced goodwill by $7 million.

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

In the fourth quarter of fiscal 2020, the Company completed certain divestitures within the Global Products and Building Solutions Asia Pacific segments. The combined selling price, net of cash divested, was $152 million, of which $135 million was received as of September 30, 2021. In connection with the divestitures, the Company reduced goodwill by $11 million within the Building Solutions Asia Pacific segment. The divestitures were not material to the Company's consolidated financial statements.

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

The following table summarizes the results of Power Solutions which are classified as discontinued operations for the fiscal years ended September 30, 2021, 2020 and 2019 (in millions).

	Year Ended September 30,
	2021	2020	2019

Net sales	$—	$—	$5,001

Income from discontinued operations before income taxes	150	—	6,039
Provision for income taxes on discontinued operations	(26)	—	(1,441)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	—	(24)
Income from discontinued operations	$124	$—	$4,574

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

Assets and Liabilities Held for Sale

During the third quarter of fiscal 2020, the Company determined that certain assets of the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. The estimated fair value, less costs to sell, of these assets was $156 million at September 30, 2021 and $147 million at September 30, 2020.

4.REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by products and systems versus services revenue for the years ended September 30, 2021 and 2020 (in millions):

	Year Ended September 30,
	2021			2020
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$5,312	$3,373	$8,685	$5,371	$3,234	$8,605
Building Solutions EMEA/LA	1,772	1,955	3,727	1,644	1,796	3,440
Building Solutions Asia Pacific	1,516	1,138	2,654	1,369	1,034	2,403
Global Products	8,602	—	8,602	7,869	—	7,869

Total	$17,202	$6,466	$23,668	$16,253	$6,064	$22,317

The following table presents further disaggregation of Global Products segment revenues by product type for the years ended September 30, 2021 and 2020 (in millions):

	Year Ended September 30,
	2021	2020
HVAC	$6,173	$5,685
Fire & Security	2,192	1,957
Industrial Refrigeration	237	227
Total	$8,602	$7,869

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

		September 30,
	Location of contract balances	2021	2020
Contract assets - current	Accounts receivable - net	$1,718	$1,395
Contract assets - noncurrent	Other noncurrent assets	99	104
Contract liabilities - current	Deferred revenue	(1,637)	(1,435)
Contract liabilities - noncurrent	Other noncurrent liabilities	(269)	(245)
Total		$(89)	$(181)

For the year ended September 30, 2021, the Company recognized revenue of approximately $1.2 billion that was included in the beginning of period contract liability balance. For the year ended September 30, 2020, the Company recognized revenue of approximately $1.3 billion that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $16.1 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with average initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	September 30,
	2021	2020
Other current assets	$149	$119
Other noncurrent assets	117	104
Total	$266	$223

During the year ended September 30, 2021, the Company recognized amortization of $173 million related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the year ended September 30, 2021. During the year ended September 30, 2020, the Company recognized amortization of $162 million related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the year ended September 30, 2020.

5.    ACCOUNTS RECEIVABLE

Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for expected credit losses resulting from the inability or unwillingness of customers to make required payments. The allowance for expected credit losses is based on historical experience, existing economic conditions, reasonable and supportable forecasts, and any specific customer collection issues the Company has identified. The Company evaluates the reasonableness of the allowance for credit losses on a quarterly basis. The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. For ease of administration, the Company collects customer payments related to certain factored receivables on behalf of the financial institutions but otherwise maintains no other continuing involvement with respect to the factored receivables. During the year ended September 30, 2021, the Company sold $129 million of accounts receivable under such factoring agreements, and the costs of factoring such receivables were not material. As of September 30, 2021, the outstanding amount of accounts receivable sold under the factoring agreements was $127 million. No receivables were factored under such agreements in fiscal 2020. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.

Accounts receivable, net consisted of the following (in millions):

	September 30,
	2021	2020
Accounts receivable	$5,723	$5,467
Less: Allowance for expected credit losses (1)	(110)	(173)
Accounts receivable, net	$5,613	$5,294

(1) Allowance for doubtful accounts as of September 30, 2020, prior to the adoption of ASU 2016-13.

The changes in the allowance for expected credit losses related to accounts receivable for the year ended September 30, 2021 were as follows (in millions):

Year Ended September 30, 2021
Balance as of September 30, 2020	$173
Provision for expected credit losses	(3)
Write-offs charged against the allowance for expected credit losses	(65)
Currency translation	1
Other (including impact of adoption of ASU 2016-13)	4
Balance as of September 30, 2021	$110

6.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2021	2020

Raw materials and supplies	$769	$629
Work-in-process	166	142
Finished goods	1,122	1,002
Inventories	$2,057	$1,773

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2021	2020

Buildings and improvements	$1,313	$1,351
Subscriber systems	802	679
Machinery and equipment	3,669	3,332
Construction in progress	500	327
Land	231	241
Total property, plant and equipment	6,515	5,930
Less: Accumulated depreciation	(3,287)	(2,871)
Property, plant and equipment - net	$3,228	$3,059

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the fiscal years ended September 30, 2021 and 2020 were as follows (in millions):

	September 30, 2019	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2020
Building Solutions North America	$9,588	$—	$—	$(424)	$(4)	$9,160
Building Solutions EMEA/LA	1,849	35	—	—	83	1,967
Building Solutions Asia Pacific	1,194	—	(11)	—	43	1,226
Global Products	5,547	21	—	—	11	5,579
Total	$18,178	$56	$(11)	$(424)	$133	$17,932

	September 30, 2020	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2021
Building Solutions North America	$9,160	$21	$—	$—	$34	$9,215
Building Solutions EMEA/LA	1,967	35	—	—	19	2,021
Building Solutions Asia Pacific	1,226	—	(7)	—	21	1,240
Global Products	5,579	244	—	—	36	5,859
Total	$17,932	$300	$(7)	$—	$110	$18,335

At September 30, 2019, accumulated goodwill impairment charges included $47 million related to the Building Solutions EMEA/LA - Latin America reporting unit.

The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no goodwill impairments resulting from the fiscal 2021 and 2020 annual impairment tests. No reporting unit was determined to be at risk of failing the goodwill impairment test as of September 30, 2021.

During fiscal 2020, the Company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic and its impact on each of the Company’s reporting units’ performance. Due to declines in cash flow projections of the North America Retail reporting unit in the third quarter of fiscal 2020 as a result of the COVID-19 pandemic, the Company concluded a triggering event occurred requiring assessment of impairment for its North America Retail reporting unit. As a result, the Company recorded a non-cash impairment charge of $424 million within restructuring and impairment costs in the consolidated statements of income in the third quarter of fiscal 2020, which was determined by comparing the carrying amount of a reporting unit to its fair value in accordance with ASU No. 2017-04, "Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which the Company early adopted. The North America Retail reporting unit has a remaining goodwill balance of $235 million at September 30, 2021. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. Other than management's internal projections of future cash flows, the primary assumptions used in the model were the weighted-average cost of capital and long-term growth rates, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there was significant judgment in determining the expected future cash flows attributable to the North America Retail reporting unit.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	September 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,464	$(629)	$835	$1,332	$(497)	$835
Customer relationships	3,097	(1,191)	1,906	2,773	(969)	1,804
Miscellaneous	750	(354)	396	657	(268)	389
	5,311	(2,174)	3,137	4,762	(1,734)	3,028
Indefinite-lived intangible assets
Trademarks/tradenames	2,332	—	2,332	2,248	—	2,248
Miscellaneous	80	—	80	80	—	80
	2,412	—	2,412	2,328	—	2,328
Total intangible assets	$7,723	$(2,174)	$5,549	$7,090	$(1,734)	$5,356

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. Indefinite-lived intangible assets primarily consist of trademarks and tradenames and are tested for impairment using a relief-from-royalty method.

There were no indefinite-lived intangible asset impairments resulting from fiscal 2021 and 2020 annual impairment tests. For fiscal 2021, the estimated fair values of all indefinite-lived intangibles substantially exceeded their carrying values, with the exception of the indefinite-lived trademarks related to the Company's Asia Pacific subscriber businesses. The estimated fair value for the Asia Pacific indefinite-lived trademark was consistent with its carrying value of $38 million.

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

Amortization of other intangible assets included within continuing operations for the fiscal years ended September 30, 2021, 2020 and 2019 was $435 million, $386 million and $377 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates amortization for fiscal 2022, 2023, 2024, 2025 and 2026 will be approximately $457 million, $439 million, $424 million, $403 million and $335 million, respectively.

9.    LEASES

The Company adopted ASU 2016-02, "Leases (Topic 842)" and the related amendments using a modified-retrospective approach as of October 1, 2019.

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

The following table presents the Company’s lease costs for the fiscal years ended September 30, 2021 and 2020 (in millions):

	Year Ended September 30,
	2021	2020
Operating lease cost	$384	$399
Variable lease cost	130	145
Total lease costs	$514	$544

Total rental expense for continuing operations for the fiscal year ended September 30, 2019 was $452 million.

The following table presents supplemental consolidated statement of financial position information as of September 30, 2021 and 2020 (in millions):

		September 30,
	Location of lease balances	2021	2020
Operating lease right-of-use assets	Other noncurrent assets	$1,376	$1,190
Operating lease liabilities - current	Other current liabilities	319	332
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,055	875

Weighted-average remaining lease term		7 years	6 years
Weighted-average discount rate		1.8%	2.2%

The following table presents supplemental cash flow information related to operating leases for the fiscal years ended September 30, 2021 and 2020 (in millions):

	Year Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$398	$397
Noncash operating lease activity:
Right-of-use assets obtained in exchange for operating lease liabilities	515	467

The following table presents maturities of operating lease liabilities as of September 30, 2021 (in millions):

September 30, 2021
2022	$337
2023	275
2024	226
2025	164
2026	115
After 2026	353
Total operating lease payments	1,470
Less: Interest	(96)
Present value of lease payments	$1,374

10.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2021	2020
Bank borrowings	$8	$31
Weighted average interest rate on short-term debt outstanding	0.2%	3.4%

The Company had no commercial paper outstanding as of September 30, 2021 and 2020.

As of September 30, 2021, the Company has a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2021. As of September 30, 2021, there were no draws on the facilities.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2021	2020
Unsecured notes
JCI plc - 4.25% due in 2021 ($204 million par value)	$—	$204
JCI Inc. - 4.25% due in 2021 ($53 million par value)	—	53
JCI plc - 3.75% due in 2022 ($171 million par value)	—	171
JCI Inc. - 3.75% due in 2022 ($22 million par value)	—	22
JCI plc - 4.625% due in 2023 ($25 million par value)	25	26
Tyco International Finance S.A. ("TIFSA") - 4.625% due in 2023 ($7 million par value)	7	7
JCI plc - 1.00% due in 2023 (€846 million par value)	980	1,039
JCI plc - 3.625% due in 2024 ($453 million par value)	453	453
JCI Inc. - 3.625% due in 2024 ($31 million par value)	31	31
JCI plc - 1.375% due in 2025 (€423 million par value)	496	503
TIFSA - 1.375% due in 2025 (€54 million par value)	63	64
JCI plc - 3.90% due in 2026 ($487 million par value)	510	516
TIFSA - 3.90% due in 2026 ($51 million par value)	51	51
JCI plc and Tyco Fire & Security Finance S.C.A. ("TFSCA") - 0.375% due in 2027 (€500 million par value)	577	583
JCI plc and TFSCA - 1.75% due in 2030 ($625 million par value)	623	623
JCI plc and TFSCA - 2.00% due in 2031 ($500 million par value)	496	—
JCI plc and TFSCA - 1.00% due in 2032 (€500 million par value)	578	584
JCI plc - 6.00% due in 2036 ($342 million par value)	339	339
JCI Inc. - 6.00% due in 2036 ($8 million par value)	8	8
JCI plc - 5.70% due in 2041 ($190 million par value)	189	189
JCI Inc. - 5.70% due in 2041 ($30 million par value)	30	30
JCI plc - 5.25% due in 2042 ($155 million par value)	155	155
JCI Inc. - 5.25% due in 2042 ($6 million par value)	6	6
JCI plc - 4.625% due in 2044 ($444 million par value)	441	441
JCI Inc. - 4.625% due in 2044 ($6 million par value)	6	6
JCI plc - 5.125% due in 2045 ($477 million par value)	560	564
TIFSA - 5.125% due in 2045 ($23 million par value)	22	22
JCI plc - 6.95% due in 2046 ($32 million par value)	32	32
JCI Inc. - 6.95% due in 2046 ($4 million par value)	4	4
JCI plc - 4.50% due in 2047 ($500 million par value)	496	496
JCI plc - 4.95% due in 2064 ($341 million par value)	340	340
JCI Inc. - 4.95% due in 2064 ($15 million par value)	15	15
JCI plc - Term Loan - ¥25 billion; LIBOR JPY plus 0.40% due in 2022	223	237
Other	8	8
Gross long-term debt	7,764	7,822
Less: current portion	226	262
Less: debt issuance costs	32	34
Net long-term debt	$7,506	$7,526

The following table presents maturities of long-term debt as of September 30, 2021 (in millions):

2022	$226
2023	1,012
2024	484
2025	559
2026	561
After 2026	4,922
Total	$7,764

The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

Total interest paid on both short and long-term debt for continuing operations for the fiscal years ended September 30, 2021, 2020 and 2019 was $242 million, $247 million and $369 million, respectively.

Financing Arrangements

In September 2021, the Company and its wholly owned subsidiary, TFSCA issued $500 million of sustainability-linked bonds with an initial interest rate of 2.0%, which are due in 2031. Beginning in March 2026, the interest rate payable on the note will be increased by an additional 12.5 basis points per annum if the Scope 1 and Scope 2 emissions sustainability performance target is not met and an additional 12.5 basis points per annum if the Scope 3 emissions sustainability performance target is not met. The proceeds were used for general corporate purposes, including the repayment of near-term indebtedness.

In September 2021, the Company repaid $193 million of 3.75% notes which were due in December 2021, and a €200 million bank term loan which was issued in March 2021 and due in March 2022.

The Company repaid $257 million in principal amount, plus accrued interest, of 4.25% fixed rate notes when they expired in March 2021.

Additionally, during fiscal year 2021, the Company repaid €43 million in principal amount, plus accrued interest, of 1.0% fixed rate notes which were due in September 2023.

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income for the years ended September 30, 2021, 2020 and 2019 contained the following components (in millions):

	Year Ended September 30,
	2021	2020	2019

Interest expense, net of capitalized interest costs	$219	$240	$335
Banking and other fees and amortization of bond costs, premiums and discounts	25	26	28
Loss on debt extinguishment	—	—	60
Interest income	(9)	(23)	(61)
Net foreign exchange results for financing activities	(29)	(12)	(12)
Net financing charges	$206	$231	$350

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 12, "Fair Value Measurements," of the notes to consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the fiscal years ended September 30, 2021 and 2020.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	September 30, 2021	September 30, 2020
Copper	2,656	2,497
Aluminum	5,159	3,036

In April 2021, the Company entered into two forward-starting interest rate swaps with a combined notional amount of $500 million, in conjunction with its anticipated $500 million note issuance. In September 2021, the Company terminated the swaps as the debt was issued. The fair value of each interest rate swap, which is the difference between the swap's reference rate and the fixed rate of the note issuance, will be amortized to interest expense over the life of the respective note issuance.

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in the AOCI account within shareholders’ equity attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company’s net investments globally. At September 30, 2021, the Company had 2.3 billion of euro-denominated bonds designated as net investment hedges in Europe and 25 billion of yen-denominated debt designated as a net investment hedge in Japan. At September 30, 2020, the Company had 2.4 billion of euro-denominated bonds designated as net investment hedges in Europe and 25 billion of yen-denominated debt designated as a net investment hedge in Japan.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. The Company hedged approximately 0.3 million of its ordinary shares, which have a cost basis of $23 million, as of September 30, 2021 and approximately 1.4 million ordinary shares, which had a cost basis of $60 million, as of September 30, 2020.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Other current assets
Foreign currency exchange derivatives	$15	$10	$17	$17
Commodity derivatives	2	2	—	—
Other noncurrent assets
Equity swap	—	—	23	58
Total assets	$17	$12	$40	$75

Other current liabilities
Foreign currency exchange derivatives	$11	$10	$6	$—
Commodity derivatives	1	—	—	—
Long-term debt
Foreign currency denominated debt	2,918	3,010	—	—
Total liabilities	$2,930	$3,020	$6	$—

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gross amount recognized	$57	$87	$2,936	$3,020
Gross amount eligible for offsetting	(16)	(10)	(16)	(10)
Net amount	$41	$77	$2,920	$3,010

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the fiscal years ended September 30, 2021, 2020 and 2019 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Year Ended September 30,
	2021	2020	2019
Foreign currency exchange derivatives	$15	$1	$2
Commodity derivatives	4	6	(4)
Interest rate swap	(21)	—	—
Total	$(2)	$7	$(2)
The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the fiscal years ended September 30, 2021, 2020 and 2019 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Year Ended September 30,
		2021	2020	2019
Foreign currency exchange derivatives	Cost of sales	$11	$(5)	$4
Commodity derivatives	Cost of sales	3	2	(4)
Commodity derivatives	Income from discontinued operations	—	—	(10)
Total		$14	$(3)	$(10)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the fiscal years ended September 30, 2021, 2020 and 2019 (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2021	2020	2019
Foreign currency exchange derivatives	Cost of sales	$(6)	$(1)	$(8)
Foreign currency exchange derivatives	Net financing charges	174	87	(60)
Foreign currency exchange derivatives	Selling, general and administrative	(2)	—	—
Foreign currency exchange derivatives	Income tax provision	(1)	—	(1)
Foreign currency exchange derivatives	Income from discontinued operations	—	—	52
Equity swap	Selling, general and administrative	28	(4)	14
Total		$193	$82	$(3)

The pre-tax gains (losses) recorded in foreign currency translation adjustment ("CTA") within other comprehensive income (loss) related to net investment hedges were $42 million, $(172) million and $145 million for the years ended September 30, 2021, 2020 and 2019, respectively. For the years ended September 30, 2021, 2020 and 2019, no gains or losses were reclassified from CTA into income for the Company’s outstanding net investment hedges.

12.    FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2021 and 2020 (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$32	$—	$32	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)[1]	146	146	—	—
Exchange traded funds (equity)[1]	168	168	—	—
Equity swap	23	—	23	—
Total assets	$434	$377	$57	$—
Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	32	—	$—	32
Other noncurrent liabilities
Contingent earn-out liabilities	50	—	—	50
Total liabilities	$100	$—	$18	$82

	Fair Value Measurements Using:
	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$27	$—	$27	$—
Exchange traded funds (fixed income)[1]	19	19	—	—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)[1]	143	143	—	—
Exchange traded funds (equity)[1]	129	129	—	—
Equity swap	58	—	58	—
Total assets	$441	$354	$87	$—
Other current liabilities
Foreign currency exchange derivatives	$10	$—	$10	$—
Total liabilities	$10	$—	$10	$—

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

Investments in exchange traded funds: Investments in exchange traded funds are valued using a market approach based on the quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 23, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

Contingent earn-out liabilities: The contingent earn-out liabilities related to the Silent-Aire acquisition were established using a Monte Carlo simulation based on the forecasted operating results and the earn-out formula specified in the purchase agreement.

The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income for the years ended September 30, 2021 and 2020 that relate to equity securities still held at September 30, 2021 and 2020 (in millions):

	Year Ended September 30,
	2021	2020
Deferred compensation plan assets	$7	$1
Investments in exchange traded funds	37	21

All of the gains and losses on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At September 30, 2021, the fair value of long-term debt was $8.5 billion, including public debt of $8.3 billion and other long-term debt of $0.2 billion. At September 30, 2020, the fair value of long-term debt was $8.6 billion, including public debt of $8.4 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

13.    STOCK-BASED COMPENSATION

On March 10, 2021, the shareholders of the Company approved the Johnson Controls International plc 2021 Equity and Incentive Plan, which terminated the 2012 Share and Incentive Plan, as amended in September 2016 (collectively, the "Plans"). The Plans authorize stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. As of September 30, 2021, there were 55 million shares of the Company's common stock reserved and 54 million shares available for issuance under the 2021 Equity and Incentive Plan.

The Company has four share-based compensation awards, which are described below. For the fiscal years ended September 30, 2021, 2020 and 2019, compensation cost charged against income for continuing operations, excluding the offsetting impact of outstanding equity swaps, for those plans was approximately $97 million, $66 million and $103 million, respectively, all of which was recorded in selling, general and administrative expenses.

The total income tax benefit recognized for continuing operations in the consolidated statements of income for share-based compensation arrangements was approximately $24 million, $16 million and $26 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.  The tax impact from the exercise and vesting of equity settled awards was $12 million of tax benefit, less than $1 million of tax benefit and $6 million of tax expense for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The Company does not settle stock options granted under share-based payment arrangements to cash.

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

	Year Ended September 30,
	2021	2020	2019
Expected life of option (years)	6.5	6.5	6.4
Risk-free interest rate	0.60%	1.67%	2.77%
Expected volatility of the Company’s stock	27.60%	22.40%	21.80%
Expected dividend yield on the Company’s stock	2.28%	2.49%	3.29%

A summary of stock option activity at September 30, 2021, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2020	$37.14	10,114,905
Granted	45.69	932,678
Exercised	36.70	(4,840,511)
Forfeited or expired	37.16	(256,061)
Outstanding, September 30, 2021	$38.84	5,951,011	5.9	$174
Exercisable, September 30, 2021	$37.01	3,536,889	4.3	$110

The weighted-average grant-date fair value of options granted during the fiscal years ended September 30, 2021, 2020 and 2019 was $9.36, $7.29 and $5.56, respectively.

The total intrinsic value of options exercised during the fiscal years ended September 30, 2021, 2020 and 2019 was approximately $94 million, $30 million and $73 million, respectively.

In conjunction with the exercise of stock options, the Company received cash payments for the fiscal years ended September 30, 2021, 2020 and 2019 of approximately $178 million, $75 million and $171 million, respectively.

At September 30, 2021, the Company had approximately $10 million of total unrecognized compensation cost related to non-vested stock options granted for continuing operations which is expected to be recognized over a weighted-average period of 1.6 years.

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

The assumptions used to determine the fair value of the SAR awards at September 30, 2021 were as follows:

Expected life of SAR (years)	0.01 - 4.29
Risk-free interest rate	0.07% - 0.88%
Expected volatility of the Company’s stock	27.60%
Expected dividend yield on the Company’s stock	2.28%

A summary of SAR activity at September 30, 2021, and changes for the year then ended, is presented below:

	Weighted Average SAR Price	Shares Subject to SAR	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2020	$30.14	212,637
Granted	45.69	35,254
Exercised	28.16	(88,600)
Forfeited or expired	32.45	(18,708)
Outstanding, September 30, 2021	$34.99	140,583	3.1	$5
Exercisable, September 30, 2021	$31.40	105,329	1.0	$4

In conjunction with the exercise of SARs granted, the Company made payments of $3 million, $2 million and $3 million during the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Restricted (Non-vested) Stock / Units

Restricted stock or restricted stock units are typically share settled unless the employee is a non-U.S. employee, in which case the awards are settled in cash. Restricted awards typically vest over a period of three years from the grant date. The Plans allow for different vesting terms on specific grants with approval by the Compensation and Talent Development Committee. The fair value of each share-settled restricted award is based on the closing market value of the Company’s ordinary shares on the date of grant. The fair value of each cash-settled restricted award is recalculated at the end of each reporting period based on the closing market value of the Company's ordinary shares at the end of the reporting period, and the liability and expense are adjusted based on the new fair value.

A summary of non-vested restricted stock awards at September 30, 2021, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Non-vested, September 30, 2020	$38.58	3,229,879
Granted	48.29	1,865,566
Vested	37.80	(1,439,284)
Forfeited	41.32	(321,724)
Non-vested, September 30, 2021	$44.06	3,334,437

At September 30, 2021, the Company had approximately $103 million of total unrecognized compensation cost related to non-vested restricted stock arrangements granted for continuing operations which is expected to be recognized over a weighted-average period of 2.0 years.

Performance Share Awards

Performance-based share unit ("PSU") awards are generally contingent on the achievement of predetermined performance goals over a performance period of three years as well as on the award holder's continuous employment until the vesting date. The PSUs are also indexed to the achievement of specified levels of total shareholder return versus a peer group over the performance period. Each PSU that is earned is settled with shares of the Company's ordinary shares following the completion of the performance period.

The fair value of each PSU is estimated on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table. The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. For fiscal years ended 2021 and 2020, the expected volatility is based on the historical volatility of the Company's stock over the most recent three-year period as of the grant date. For fiscal year ended 2019, the expected volatility is based on the historical volatility of the Company's stock since October 2016 blended with the historical volatility of certain peer companies' stock prior to October 2016 over the most recent three-year period as of the grant date.

	Year Ended September 30,
	2021	2020	2019
Risk-free interest rate	0.20%	1.60%	2.76%
Expected volatility of the Company’s stock	30.90%	21.80%	22.90%

A summary of the status of the Company’s non-vested PSUs at September 30, 2021, and changes for the fiscal year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Non-vested, September 30, 2020	$39.06	1,617,944
Granted	50.53	410,934
Vested	38.75	(789,129)
Forfeited	41.86	(43,431)
Non-vested, September 30, 2021	$43.11	1,196,318

At September 30, 2021, the Company had approximately $29 million of total unrecognized compensation cost related to non-vested performance-based share unit awards granted for continuing operations which is expected to be recognized over a weighted-average period of 1.8 years.

14.    EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2021	2020	2019
Income Available to Ordinary Shareholders
Income from continuing operations	$1,513	$631	$1,100
Income from discontinued operations	124	—	4,574
Basic and diluted income available to shareholders	$1,637	$631	$5,674

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	716.6	751.0	870.2
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	4.5	2.6	4.1
Diluted weighted average shares outstanding	721.1	753.6	874.3

Antidilutive Securities
Options to purchase shares	—	1.4	1.4

15.    EQUITY AND NONCONTROLLING INTERESTS

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

Share Repurchase Program

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2021, approximately $5.1 billion remains available under the share repurchase program.

During fiscal year 2021, the Company repurchased and retired approximately $1,307 million of its ordinary shares. During fiscal year 2020, the Company repurchased and retired approximately $2,204 million of its ordinary shares. During fiscal year 2019, the Company repurchased approximately $5,983 million of its ordinary shares, of which $4,035 million of its ordinary shares were purchased through a publicly announced "modified Dutch auction" tender offer and immediately retired, and $1,948 million of its ordinary shares were purchased on an open market and retired in the fourth quarter of fiscal 2019.

Other comprehensive income includes activity relating to discontinued operations. The following schedules present changes in consolidated equity attributable to Johnson Controls and noncontrolling interests (in millions, net of tax):

	Equity Attributable to Johnson Controls International plc	Equity Attributable to Noncontrolling Interests	Total Equity
At September 30, 2018	$21,164	$1,294	22,458
Total comprehensive income (loss):
Net income	5,674	213	5,887
Foreign currency translation adjustments	(325)	(17)	(342)
Realized and unrealized gains (losses) on derivatives	7	(1)	6
Pension and postretirement plans	(6)	—	(6)
Other comprehensive loss	(324)	(18)	(342)
Comprehensive income	5,350	195	5,545
Other changes in equity:
Cash dividends - ordinary shares ($1.04 per share)	(887)	—	(887)
Dividends attributable to noncontrolling interests	—	(132)	(132)
Repurchases and retirements of ordinary shares	(5,983)	—	(5,983)
Divestiture of Power Solutions	483	(295)	188
Adoption of ASC 606	(45)	—	(45)
Adoption of ASU 2016-16	(546)	—	(546)
Other, including options exercised	230	1	231
At September 30, 2019	19,766	1,063	20,829
Total comprehensive income:
Net income	631	164	795
Foreign currency translation adjustments	7	18	25
Realized and unrealized gains on derivatives	4	4	8
Pension and postretirement plans	8	—	8
Other comprehensive income	19	22	41
Comprehensive income	650	186	836
Other changes in equity:
Cash dividends - ordinary shares ($1.04 per share)	(780)	—	(780)
Dividends attributable to noncontrolling interests	—	(114)	(114)
Repurchases and retirements of ordinary shares	(2,204)	—	(2,204)
Change in noncontrolling interest share	(83)	(49)	(132)
Adoption of ASC 842	(5)	—	(5)
Other, including options exercised	103	—	103
At September 30, 2020	17,447	1,086	18,533
Total comprehensive income (loss):
Net income	1,637	233	1,870
Foreign currency translation adjustments	357	19	376
Realized and unrealized gains (losses) on derivatives	(19)	1	(18)
Pension and postretirement plans	4	—	4
Other comprehensive income	342	20	362
Comprehensive income	1,979	253	2,232
Other changes in equity:
Cash dividends - ordinary shares ($1.07 per share)	(771)	—	(771)
Dividends attributable to noncontrolling interests	—	(142)	(142)
Repurchases and retirements of ordinary shares	(1,307)	—	(1,307)
Change in noncontrolling interest share	(8)	(6)	(14)
Adoption of ASU 2016-13	(4)	—	(4)
Other, including options exercised	226	—	226
At September 30, 2021	$17,562	$1,191	$18,753

The Company adopted ASU 2016-13 "Financial Instruments - Credit Losses" effective October 1, 2020. As a result the Company recorded $4 million to beginning retained earnings.

The Company adopted ASC 842, "Leases" effective October 1, 2019. As a result, the Company recorded $5 million to beginning retained earnings, which relates primarily to adoption day impairment of previously exited facilities.

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

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30,
	2021	2020	2019

Foreign currency translation adjustments
Balance at beginning of period	$(778)	$(785)	$(939)
Divestiture of Power Solutions	—	—	479
Aggregate adjustment for the period (net of tax effect of $0, $1 and $0)	357	7	(325)
Balance at end of period	(421)	(778)	(785)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	2	(2)	(13)
Divestiture of Power Solutions (net of tax effect of $0, $0 and $1)	—	—	4
Current period changes in fair value (net of tax effect of $5, $1 and $(1))	(8)	3	(1)
Reclassification to income (net of tax effect of $(3), $0 and $2) (1)	(11)	1	8
Balance at end of period	(17)	2	(2)

Realized and unrealized gains (losses) on marketable securities
Balance at beginning of period	—	—	8
Adoption of ASU 2016-01 (2)	—	—	(8)
Balance at end of period	—	—	—

Pension and postretirement plans
Balance at beginning of period	—	(8)	(2)
Reclassification to income (net of tax effect of $0, $(1) and $0)	(3)	(1)	—
Other changes (net of tax effect of $(1), $4 and $0)	7	9	(6)
Balance at end of period	4	—	(8)

Accumulated other comprehensive loss, end of period	$(434)	$(776)	$(795)

(1) Refer to Note 11, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

(2) The Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" effective October 1, 2018 and, as a result, reclassified $8 million of unrealized gains on marketable securities to retained earnings.

16.     RETIREMENT PLANS

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

Information for pension plans with accumulated benefit obligations ("ABO") in excess of plan assets (in millions):

	September 30,
	2021	2020
Accumulated benefit obligation	$4,402	$5,539
Fair value of plan assets	3,841	4,528

Information for pension plans with projected benefit obligations ("PBO") in excess of plan assets (in millions):

	September 30,
	2021	2020
Projected benefit obligation	$4,519	$5,643
Fair value of plan assets	3,954	4,570

In fiscal 2021, total employer contributions to the defined benefit pension plans were $65 million, none of which were voluntary contributions made by the Company. The Company expects to contribute approximately $42 million in cash to its defined benefit pension plans in fiscal 2022. Projected benefit payments from the plans as of September 30, 2021 are estimated as follows (in millions):

2022	$329
2023	298
2024	285
2025	280
2026	284
2027 - 2031	1,387

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

The health care cost trend assumption does not have a significant effect on the amounts reported.

Information for postretirement plans with accumulated postretirement benefit obligations ("APBO") in excess of plan assets (in millions):

	September 30,
	2021	2020
Accumulated postretirement benefit obligation	$96	$105
Fair value of plan assets	38	34

In fiscal 2021, total employer contributions to the postretirement plans were $3 million. The Company expects to contribute approximately $3 million in cash to its postretirement plans in fiscal 2022 for continuing operations. Projected benefit payments from the plans as of September 30, 2021 are estimated as follows (in millions):

2022	$11
2023	11
2024	11
2025	10
2026	10
2027 - 2031	38

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

Defined Contribution Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on predetermined percentages of compensation earned by the employee and/or will match a percentage of the employee contributions up to certain limits. The Company temporarily suspended contributions in fiscal 2021 and 2020 in response to the COVID-19 pandemic. Defined contribution plan contributions charged to expense for continuing and discontinued operations amounted to $118 million, $104 million and $198 million for the fiscal years ended 2021, 2020 and 2019, respectively.

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

The Company participates in approximately 275 multiemployer benefit plans, none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2021, 2020 and 2019 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $67 million, $66 million and $69 million to multiemployer benefit plans in fiscal 2021, 2020 and 2019, respectively.

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

Plan Assets

The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small to large capitalization. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds and commodities, diversify the expected investment returns relative to the equity and fixed income investments. As a result of the Company's diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

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

The Company’s plan assets at September 30, 2021 and 2020, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$75	$—	$75	$—

Equity Securities
Large-Cap	185	185	—	—
Small-Cap	215	215	—	—
International - Developed	182	182	—	—
International - Emerging	34	34	—	—

Fixed Income Securities
Government	286	98	188	—
Corporate/Other	1,279	1,279	—	—

Total Investments in the Fair Value Hierarchy	2,256	$1,993	$263	$—

Real Estate Investments Measured at Net Asset Value*	280

Due to Broker	(77)

Total Plan Assets	$2,459

Non-U.S. Pension

Cash and Cash Equivalents	$151	$151	$—	$—

Equity Securities
Large-Cap	197	23	174	—
International - Developed	128	30	98	—
International - Emerging	2	—	2	—

Fixed Income Securities
Government	1,123	77	1,046	—
Corporate/Other	597	320	277	—

Hedge Fund	27	—	27	—

Real Estate	14	14	—	—

Total Investments in the Fair Value Hierarchy	2,239	$615	$1,624	$—

Real Estate Investments Measured at Net Asset Value*	105

Total Plan Assets	$2,344

Postretirement

Cash and Cash Equivalents	$5	$5	$—	$—

Equity Securities
Large-Cap	24	—	24	—
Small-Cap	8	—	8	—
International - Developed	19	—	19	—
International - Emerging	12	—	12	—

Fixed Income Securities
Government	20	—	20	—
Corporate/Other	56	—	56	—

Commodities	17	—	17	—

Real Estate	11	—	11	—

Total Plan Assets	$172	$5	$167	$—

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$36	$—	$36	$—

Equity Securities
Large-Cap	198	198	—	—
Small-Cap	255	255	—	—
International - Developed	220	220	—	—
International - Emerging	33	33	—	—

Fixed Income Securities
Government	382	159	223	—
Corporate/Other	1,386	1,386	—	—

Total Investments in the Fair Value Hierarchy	2,510	$2,251	$259	$—

Real Estate Investments Measured at Net Asset Value*	276

Due to Broker	(80)

Total Plan Assets	$2,706

Non-U.S. Pension

Cash and Cash Equivalents	$178	$178	$—	$—

Large-Cap	357	23	334	—
International - Developed	226	52	174	—
International - Emerging	4	—	4	—

Fixed Income Securities
Government	704	64	640	—
Corporate/Other	652	321	331	—

Hedge Fund	49	—	49	—

Real Estate	27	27	—	—

Total Investments in the Fair Value Hierarchy	2,197	$665	$1,532	$—

Real Estate Investments Measured at Net Asset Value*	16

Total Plan Assets	$2,213

Postretirement

Cash and Cash Equivalents	$5	$5	$—	$—

Equity Securities
Large-Cap	23	—	23	—
Small-Cap	7	—	7	—
International - Developed	16	—	16	—
International - Emerging	10	—	10	—

Fixed Income Securities
Government	19	—	19	—
Corporate/Other	53	—	53	—

Commodities	12	—	12	—

Real Estate	8	—	8	—

Total Plan Assets	$153	$5	$148	$—

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

Cash and Cash Equivalents: The fair value of cash and cash equivalents is valued at cost.

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

There were no Level 3 assets as of September 30, 2021 or 2020 or any Level 3 asset activity during fiscal 2021 or 2020.

Funded Status

The table that follows contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2021	2020	2021	2020	2021	2020

Accumulated Benefit Obligation	$2,629	$3,217	$2,540	$2,627	$—	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$3,217	$3,115	$2,726	$2,652	$146	$174
Service cost	—	—	27	25	1	1
Interest cost	47	67	32	36	2	4
Plan participant contributions	—	—	3	3	3	4
Other divestitures	—	—	—	(2)	—	—
Actuarial (gain) loss	(52)	298	(103)	7	(13)	(3)
Amendments made during the year	—	—	(6)	—	—	(13)
Benefits and settlements paid	(583)	(263)	(124)	(109)	(17)	(21)
Estimated subsidy received	—	—	—	—	—	1
Curtailment	—	—	(3)	(8)	—	—
Other	—	—	(2)	4	—	—
Currency translation adjustment	—	—	75	118	1	(1)

Projected benefit obligation at end of year	$2,629	$3,217	$2,625	$2,726	$123	$146

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,706	$2,736	$2,213	$2,098	$153	$163
Actual return on plan assets	333	228	125	75	30	4
Employer and employee contributions	3	5	65	56	6	7
Benefits paid	(108)	(112)	(79)	(73)	(17)	(21)
Settlement payments	(475)	(151)	(45)	(36)	—	—
Other	—	—	(1)	—	—	—
Currency translation adjustment	—	—	66	93	—	—

Fair value of plan assets at end of year	$2,459	$2,706	$2,344	$2,213	$172	$153

Funded status	$(170)	$(511)	$(281)	$(513)	$49	$7

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$44	$32	$79	$29	$107	$78
Accrued benefit liability	(214)	(543)	(360)	(542)	(58)	(71)

Net amount recognized	$(170)	$(511)	$(281)	$(513)	$49	$7

Weighted Average Assumptions (1)
Discount rate (2)	2.50%	2.25%	1.80%	1.35%	2.30%	1.90%
Rate of compensation increase	N/A	N/A	2.85%	2.75%	N/A	N/A
Interest crediting rate	N/A	N/A	1.45%	1.50%	N/A	N/A

(1)    Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2021 and 2020.

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

The fiscal 2021 net actuarial gains related to changes in the benefit obligation were the result of the increase in the discount rates globally. The fiscal 2020 net actuarial losses related to changes in the benefit obligation were primarily driven by the decrease in the U.S. discount rates.

Accumulated Other Comprehensive Income

The amounts in AOCI in the consolidated statements of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit credit at September 30, 2021 and 2020 related to pension and postretirement benefits are $8 million and $5 million, respectively.

Net Periodic Benefit Cost

The table that follows contains the components of net periodic benefit costs, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of Net Periodic Benefit Cost (Credit):
Service cost	$—	$—	$8	$27	$25	$22	$1	$1	$1
Interest cost	47	67	108	32	36	54	2	4	6
Expected return on plan assets	(171)	(180)	(199)	(112)	(111)	(105)	(8)	(9)	(9)
Net actuarial (gain) loss	(214)	244	361	(115)	43	236	(35)	2	17
Amortization of prior service cost (credit)	—	—	—	1	1	—	(4)	(3)	—
Curtailment gain	—	—	—	(3)	(8)	—	—	—	—
Settlement (gain) loss	—	6	13	(1)	—	4	—	—	—
Special termination benefit cost	—	—	—	2	—	—	—	—	—

Net periodic benefit cost (credit)	(338)	137	291	(169)	(14)	211	(44)	(5)	15
Net periodic benefit cost related to discontinued operations	—	—	(2)	—	—	—	—	—	—

Net periodic benefit cost (credit) included in continuing operations	$(338)	$137	$289	$(169)	$(14)	$211	$(44)	$(5)	$15

Expense Assumptions:
Discount rate	2.25%	2.95%	4.10%	1.35%	1.50%	2.45%	1.90%	2.65%	3.80%
Expected return on plan assets	6.50%	6.90%	7.10%	4.90%	5.20%	5.20%	5.30%	5.70%	5.65%
Rate of compensation increase	N/A	N/A	3.50%	2.75%	2.80%	2.95%	N/A	N/A	N/A
Interest crediting rate	N/A	N/A	N/A	1.50%	1.50%	1.55%	N/A	N/A	N/A

17.    SIGNIFICANT RESTRUCTURING AND IMPAIRMENT COSTS

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to various restructuring plans as necessary. Restructuring plans generally result in charges for workforce reductions, plant closures, asset impairments and other related costs which are reported as restructuring and impairment costs in the Company’s consolidated statements of income. The other related costs consist primarily of consulting costs incurred as a direct result of the restructuring initiatives. The Company expects the restructuring actions to reduce cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense.

In fiscal 2021, the Company committed to a significant restructuring plan ("2021 Plan"). During the year ended September 30, 2021, the Company recorded $242 million of restructuring and impairment costs in the consolidated statements of income. The total amount expected to be incurred for this restructuring plan is $385 million across all segments and at Corporate. Of the restructuring and impairment costs recorded in the year ended September 30, 2021, $91 million related to the Global Products segment, $70 million related to the Building Solutions North America segment, $29 million related to the Building Solutions EMEA/LA segment, $28 million related to the Building Solutions Asia Pacific segment and $24 million related to Corporate.

The following table summarizes the changes in the Company’s 2021 Plan reserve, included primarily within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$68	$98	$76	$242
Utilized—cash	(28)	—	(51)	(79)
Utilized—noncash	—	(98)	—	(98)
Balance at September 30, 2021	$40	$—	$25	$65

In fiscal 2020, the Company committed to a significant restructuring plan ("2020 Plan") and recorded $297 million of restructuring and impairment costs in the consolidated statements of income. This is the total amount incurred to date and the total amount expected to be incurred for this restructuring plan. Of the restructuring and impairment costs recorded, $136 million related to the Global Products segment, $64 million related to the Building Solutions North America segment, $49 million related to the Building Solutions Asia Pacific segment, $43 million related to the Building Solutions EMEA/LA segment and $5 million related to Corporate. The restructuring actions were substantially complete in fiscal 2021.

The following table summarizes the changes in the Company’s 2020 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$196	$96	$5	$297
Utilized—cash	(92)	—	(3)	(95)
Utilized—noncash	—	(96)	—	(96)
Currency translation	2	—	—	2
Balance at September 30, 2020	106	—	2	108
Utilized—cash	(69)	—	(2)	(71)
Balance at September 30, 2021	$37	$—	$—	$37

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

The Company's fiscal 2021 and 2020 restructuring plans included workforce reductions of approximately 10,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2021, approximately 7,800 of the employees have been separated from the Company pursuant to the restructuring plans.

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

18.    IMPAIRMENT OF LONG-LIVED ASSETS

In fiscal 2021, the Company concluded it had triggering events requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2021. As a result, the Company reviewed the long-lived assets for impairment and recorded $98 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $50 million related to the Global Products segment, $33 million related to the Building Solutions North America segment, $6 million related to Corporate assets, $5 million related to the Building Solutions EMEA/LA segment and $4 million related to the Building Solutions Asia Pacific segment. Refer to Note 17, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement.

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

Refer to Note 17, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At September 30, 2021, 2020 and 2019, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets. Refer to Note 1, "Summary of Significant Accounting Policies," and Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for discussion of the Company’s goodwill and indefinite-lived intangibles impairment testing.

19.    INCOME TAXES

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	Year Ended September 30,
	2021	2020	2019
Tax expense at Ireland statutory rate	$327	$113	$132
U.S. state income tax, net of federal benefit	34	8	15
Income subject to the U.S. federal tax rate	3	(92)	(110)
Income subject to rates different than the statutory rate	30	99	38
Reserve and valuation allowance adjustments	66	(70)	(284)
Intercompany intellectual property transfer	417	—	—
Restructuring and impairment costs	(9)	50	(24)
Income tax provision (benefit)	$868	$108	$(233)

The statutory tax rate in Ireland of 12.5% is being used as a comparison since the Company is domiciled in Ireland.

For fiscal 2021, the effective tax rate for continuing operations was 33% and was higher than the statutory tax rate primarily due to the tax impacts of an intercompany transfer of certain of the Company’s intellectual property rights, valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

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

In the fourth quarter of fiscal 2021, as a result of an intercompany transfer of certain of the Company’s intellectual property rights, the Company determined that it is more likely than not that certain deferred tax assets of Switzerland would be realized, and it was more likely than not that certain deferred tax assets of Canada would not be realized. The valuation allowance adjustments resulted in a $39 million net benefit to income tax expense in the three month period ended September 30, 2021.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended September 30,
	2021	2020	2019
Beginning balance, October 1	$2,528	$2,451	$2,358
Additions for tax positions related to the current year	240	128	433
Additions for tax positions of prior years	33	129	347
Reductions for tax positions of prior years	(6)	(27)	(88)
Settlements with taxing authorities	(24)	(54)	—
Statute closings and audit resolutions	(45)	(99)	(599)
Ending balance, September 30	$2,726	$2,528	$2,451

The amount of gross tax effected unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2,268 million, $2,132 million, and $2,121 million as of September 30, 2021, 2020 and 2019, respectively. Total net accrued interest was approximately $252 million, $205 million, and $181 million (net of tax benefit) at September 30, 2021, 2020 and 2019, respectively.

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

In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2020
China	2017 - 2019
Germany	2007 - 2018
Luxembourg	2017 - 2018
Mexico	2015 - 2020
United Kingdom	2014 - 2015, 2017 - 2018

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

In the fourth quarter of fiscal 2021, the Company completed an intercompany transfer of certain of the Company’s intellectual property rights which resulted in a net tax charge of $417 million.

During fiscal 2021, the Company incurred charges for restructuring and impairment costs for continuing operations of $242 million. Refer to Note 17, "Significant Restructuring and Impairment Costs," and Note 18, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for additional information. These costs generated tax benefits of $39 million, which reflects the Company’s current tax position in these jurisdictions.

During fiscal 2021, 2020 and 2019, the Company recorded mark-to-market gains (losses) of $402 million, $(274) million and $(618) million, respectively. These gains (losses) generated tax expense (benefit) of $93 million, $(65) million and $(130) million, respectively, which reflects the Company’s current tax position in these jurisdictions.

During fiscal 2020, the Company incurred charges for restructuring and impairment costs for continuing operations of $783 million. Refer to Note 8, "Goodwill and Other Intangible Assets," Note 17, "Significant Restructuring and Impairment Costs," and Note 18, "Impairment of Long-Lived Assets," of the notes to consolidated financial statements for additional information. These costs generated tax benefits of $48 million, which reflects the Company’s current tax position in these jurisdictions.

During fiscal 2020 and 2019, the Company recorded transaction and integration costs for continuing operations of $135 million and $317 million, respectively. These costs generated tax benefits of $18 million and $35 million, respectively, which reflects the Company’s current tax position in these jurisdictions.

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

During the fiscal years ended 2021, 2020 and 2019, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Continuing Operations

Selected income tax data related to continuing operations were as follows (in millions):

	Year Ended September 30,
	2021	2020	2019
Components of income (loss) from continuing operations before income taxes:
U.S.	$543	$(385)	$(259)
Non-U.S.	2,071	1,288	1,315
Income from continuing operations before income taxes	$2,614	$903	$1,056

Components of the provision (benefit) for income taxes:
Current
U.S. federal	$459	$309	$(1,025)
U.S. state	108	72	(33)
Non-U.S.	265	264	213
	832	645	(845)
Deferred
U.S. federal	(7)	(382)	412
U.S. state	46	(43)	84
Non-U.S.	(3)	(112)	116
	36	(537)	612

Income tax provision (benefit)	$868	$108	$(233)

Income taxes paid (refunded)	$504	$(386)	$377

At September 30, 2021 and 2020, the Company recorded within the consolidated statements of financial position in other current assets approximately $120 million and $252 million, respectively, of income tax assets. At September 30, 2021 and 2020, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $201 million and $243 million, respectively, of accrued income tax liabilities.

The Company has not provided U.S. or non-U.S. income taxes on approximately $22.8 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc. The Company is indefinitely reinvested in these basis differences. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reduced, it is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2021	2020
Other noncurrent assets	$755	$862
Other noncurrent liabilities	(443)	(385)

Net deferred tax asset	$312	$477

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2021	2020
Deferred tax assets
Accrued expenses and reserves	$407	$474
Employee and retiree benefits	148	286
Property, plant and equipment	369	182
Net operating loss and other credit carryforwards	6,293	6,306
Research and development	42	112
Operating lease liabilities	334	304
Other, net	28	99
	7,621	7,763
Valuation allowances	(5,853)	(5,518)
	1,768	2,245
Deferred tax liabilities
Subsidiaries, joint ventures and partnerships	346	730
Intangible assets	776	734
Operating lease right-of-use assets	334	304
	1,456	1,768

Net deferred tax asset	$312	$477

At September 30, 2021, the Company had available net operating loss carryforwards of approximately $23.7 billion, of which $13.2 billion will expire at various dates between 2022 and 2041, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2021 of $35 million which will expire in 2030. The valuation allowance, generally, is for loss and credit carryforwards for which realization is uncertain because it is unlikely that the losses and/or credits will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

20.    SEGMENT INFORMATION

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has four reportable segments for financial reporting purposes.

Building Solutions North America: Building Solutions North America designs, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security and integrated fire-detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in the United States and Canada. Building Solutions North America also provides energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and controls systems, as well as data-driven “smart building” solutions, to non-residential building and industrial applications in the United States and Canadian marketplace.

Building Solutions EMEA/LA: Building Solutions EMEA/LA designs, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven “smart building” solutions, to markets in Europe, the Middle East, Africa and Latin America.

Building Solutions Asia Pacific: Building Solutions Asia Pacific designs, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven “smart building” solutions, to the Asia Pacific marketplace.

Global Products: Global Products designs, manufactures and sells HVAC equipment, controls software and software services for residential and commercial applications to commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide. In addition, Global Products designs, manufactures and sells refrigeration equipment and controls globally. The Global Products business also designs, manufactures and sells fire protection, fire suppression and security products, including intrusion security, anti-theft devices, access control, and video surveillance and management systems, for commercial, industrial, retail, residential, small business, institutional and governmental customers worldwide. Global Products includes the Johnson Controls-Hitachi joint venture.
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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2021	2020	2019
Net Sales

Building Solutions North America	$8,685	$8,605	$9,031
Building Solutions EMEA/LA	3,727	3,440	3,655
Building Solutions Asia Pacific	2,654	2,403	2,658
Global Products	8,602	7,869	8,624
Total net sales	$23,668	$22,317	$23,968

	Year Ended September 30,
	2021	2020	2019
Segment EBITA

Building Solutions North America (1)	$1,204	$1,157	$1,153
Building Solutions EMEA/LA (2)	391	338	368
Building Solutions Asia Pacific (3)	349	319	341
Global Products (4)	1,441	1,134	1,179
Total segment EBITA	$3,385	$2,948	$3,041

Amortization of intangible assets	(435)	(386)	(377)
Corporate expenses (5)	(290)	(371)	(405)
Net financing charges	(206)	(231)	(350)
Restructuring and impairment costs	(242)	(783)	(235)
Net mark-to-market adjustments	402	(274)	(618)

Income from continuing operations before income taxes	$2,614	$903	$1,056

	September 30,
	2021	2020	2019
Assets
Building Solutions North America (6)	$15,317	$15,215	$15,562
Building Solutions EMEA/LA (7)	5,241	4,989	4,786
Building Solutions Asia Pacific (8)	2,783	2,720	2,657
Global Products (9)	15,328	13,882	13,945
	38,669	36,806	36,950
Assets held for sale	156	147	158
Unallocated	3,065	3,862	5,179

Total	$41,890	$40,815	$42,287

	Year Ended September 30,
	2021	2020	2019
Depreciation/Amortization
Building Solutions North America	$245	$233	$233
Building Solutions EMEA/LA	103	102	112
Building Solutions Asia Pacific	25	24	23
Global Products	432	414	396
	805	773	764
Corporate	40	49	61
Continuing Operations	845	822	825
Discontinued Operations	—	—	32

Total	$845	$822	$857

	Year Ended September 30,
	2021	2020	2019
Capital Expenditures
Building Solutions North America	$87	$93	$119
Building Solutions EMEA/LA	128	99	93
Building Solutions Asia Pacific	31	36	26
Global Products	265	191	310
	511	419	548
Corporate	41	24	38
Continuing Operations	552	443	586
Discontinued Operations	—	—	197

Total	$552	$443	$783

(1)Building Solutions North America segment EBITA for the year ended September 30, 2021 and 2020 excludes $70 million and $520 million, respectively, of restructuring and impairment costs. For the year ended September 30, 2021, Building Solutions North America includes $5 million of equity income. For the year ended September 30, 2020, Building Solutions North America includes $1 million of equity losses.

(2)Building Solutions EMEA/LA segment EBITA for the years ended September 30, 2021 and 2020 excludes $29 million and $59 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2021, 2020 and 2019, Building Solutions EMEA/LA segment EBITA includes $5 million, $6 million and $12 million, respectively, of equity income.

(3)Building Solutions Asia Pacific segment EBITA for the year ended September 30, 2021 and 2020 excludes $28 million and $56 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2021, 2020 and 2019, Building Solutions Asia Pacific segment EBITA includes $1 million, less than $1 million and less than $1 million, respectively, of equity income.

(4)Global Products segment EBITA for the years ended September 30, 2021, 2020 and 2019 excludes $91 million, $143 million and $235 million, respectively, of restructuring and impairment costs. For the years ended September 30, 2021, 2020 and 2019, Global Products segment EBITA includes $250 million, $166 million and $179 million, respectively, of equity income.

(5)Corporate expenses for the year ended September 30, 2021 and 2020 excludes $24 million and $5 million, respectively, of restructuring and impairment costs.

(6)Buildings Solutions North America assets as of September 30, 2021, 2020 and 2019 include $8 million, $7 million and $8 million, respectively, of investments in partially-owned affiliates.

(7)Building Solutions EMEA/LA assets as of September 30, 2021, 2020 and 2019 include $111 million, $108 million and $109 million, respectively, of investments in partially-owned affiliates.

(8)Building Solutions Asia Pacific assets as of September 30, 2021, 2020 and 2019 include $2 million, $2 million, and $6 million, respectively, of investments in partially-owned affiliates.

(9)Global Products assets as of September 30, 2021, 2020 and 2019 include $945 million, $797 million and $730 million, respectively, of investments in partially-owned affiliates.

In fiscal years 2021, 2020 and 2019, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2021	2020	2019
Net Sales
United States	$11,577	$11,371	$11,973
Europe	4,069	3,523	3,697
Asia Pacific	5,748	5,285	5,888
Other Non-U.S.	2,274	2,138	2,410

Total	$23,668	$22,317	$23,968

Long-Lived Assets (Year-end)
United States	$1,638	$1,713	$1,824
Europe	436	278	261
Asia Pacific	727	667	866
Other Non-U.S.	427	401	397

Total	$3,228	$3,059	$3,348

In fiscal 2021, the Company changed the basis for the net sales attribution to geographic areas from the location of the assets producing the sales to the location where the sale originated to better align with the Company’s business activities. The prior year amounts have been revised to conform to the current year presentation. Long-lived assets by geographic location consist of net property, plant and equipment.

21.    NONCONSOLIDATED PARTIALLY-OWNED AFFILIATES

Investments in the net assets of nonconsolidated partially-owned affiliates are stated in the "Investments in partially-owned affiliates" line in the consolidated statements of financial position as of September 30, 2021 and 2020. Equity in the net income of nonconsolidated partially-owned affiliates is stated in the "Equity income" line in the consolidated statements of income for the years ended September 30, 2021, 2020 and 2019.

The table below presents aggregated summarized financial data for the Company’s nonconsolidated partially-owned affiliates which were considered significant subsidiaries in fiscal 2019, but not in fiscal 2021 or 2020 due to the adoption of SEC Final Rule Release No. 33-10786. The summarized income statement data for the year ended September 30, 2019 included in the table below represents 100% of the results of such nonconsolidated partially-owned affiliates accounted for under the equity method (in millions):

Year Ended September 30, 2019
Net sales	$3,882
Gross profit	1,070
Net income	411
Income attributable to noncontrolling interests	13
Net income attributable to the entity	398

22.    GUARANTEES

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

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations for the fiscal years ended September 30, 2021 and 2020 were as follows (in millions). Extended warranty for which deferred revenue is recorded is not included in the table below, but rather included within the contract balances table in the Note 4, "Revenue Recognition," of the notes to consolidated financial statements for all periods presented.

	Year Ended September 30,
	2021	2020
Balance at beginning of period	$167	$156
Accruals for warranties issued during the period	91	71
Accruals related to pre-existing warranties	11	9
Settlements made (in cash or in kind) during the period	(77)	(71)
Currency translation	—	2
Balance at end of period	$192	$167

23.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. As of September 30, 2021, reserves for environmental liabilities for continuing operations totaled $102 million, of which $48 million was recorded within other current liabilities and $54 million was recorded within other noncurrent liabilities in the consolidated statements of financial position. Reserves for environmental liabilities for continuing operations totaled $130 million at September 30, 2020, of which $61 million was recorded within other current liabilities and $69 million was recorded within other noncurrent liabilities in the consolidated statements of financial position.

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

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. Tyco Fire Products voluntarily responded to the WDNR’s letter to request additional necessary information. On October 16, 2019, the WDNR issued a “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. regarding the WDNR’s July 3, 2019 letter. The letter stated that “if you fail to take the actions required by Wis. Stat. § 292.11 to address this contamination, the DNR will move forward under Wis. Stat. § 292.31 to implement the SI workplan and evaluate further environmental enforcement actions and cost recovery under Wis. Stat. § 292.31(8).” The WDNR issued a further letter regarding the issue on November 4, 2019. In February 2020, the WDNR sent a letter to Tyco Fire Products and Johnson Controls, Inc. further directing the expansion of the evaluation of PFAS in the Marinette region to include investigation activities south and west of the previously defined FTC study area. In September 2021, the WDNR sent an additional “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. concerning land-applied biosolids, which reviewed and responded to the Company’s biosolids investigation conducted to date. Tyco Fire Products and Johnson Controls, Inc. believe that they have complied with all applicable environmental laws and regulations. The Company cannot predict what regulatory or enforcement actions, if any, might result from the WDNR’s actions, or the consequences of any such actions.

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

Potential environmental liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. The Company recorded conditional asset retirement obligations for continuing operations of $29 million at both September 30, 2021 and 2020.

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

As of September 30, 2021, the Company's estimated asbestos-related net liability recorded on a discounted basis within the Company's consolidated statements of financial position was $80 million. The net liability within the consolidated statements of financial position was comprised of a liability for pending and future claims and related defense costs of $458 million, of which $58 million was recorded in other current liabilities and $400 million was recorded in other noncurrent liabilities. The Company also maintained separate cash, investments and receivables related to insurance recoveries within the consolidated statements of financial position of $378 million, of which $13 million was recorded in other current assets and $365 million was recorded in other noncurrent assets. Assets included $6 million of cash and $314 million of investments, which have all been designated as restricted. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable; the amount of such recoveries recorded at September 30, 2021 was $58 million.

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

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. At September 30, 2021 and 2020, the insurable liabilities totaled $325 million and $363 million, respectively, of which $77 million and $83 million was recorded within other current liabilities, $22 million and $22 million was recorded within accrued compensation and benefits, and $226 million and $258 million was recorded within other noncurrent liabilities in the consolidated statements of financial position, respectively. The Company records receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at September 30, 2021 were $20 million, of which $5 million was recorded within other current assets and $15 million was recorded within other noncurrent assets, respectively. The amount of such receivables recorded at September 30, 2020 were $21 million, of which $5 million was recorded within other current assets and $16 million was recorded within other noncurrent assets, respectively. The Company maintains captive insurance companies to manage its insurable liabilities.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 32 putative class actions in federal courts originating from Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, Washington, New Hampshire, South Carolina, the District of Columbia, Guam, West Virginia, Michigan, Texas and South Dakota. All of these cases except one have been direct-filed in or transferred to the MDL.

AFFF Individual or Mass Actions

There are more than 1,700 individual or “mass” actions pending that were filed in state or federal court in various states including California, Colorado, New York, Pennsylvania, New Mexico, Missouri, Arizona, Texas, and South Carolina against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 1,700 other plaintiffs. All but fourteen of these matters have been transferred to or directly-filed in the MDL: One case filed in federal court in West Virginia has been tagged for transfer to the MDL. Two cases initially filed in state court in Alaska have been removed to federal court and tagged for transfer to the MDL. Nine cases have recently been filed in state court in New York, and it is anticipated that they will be removed to federal court and transferred to the MDL. One case, Young v. Chemguard et al., was filed in superior court in Maricopa County, Arizona, removed to the United States District Court, District of Arizona, and tagged to the MDL, but was remanded to state court prior to being transferred to the MDL. The decision to remand the case to state court is currently being appealed. The final case, Forbach et al. v. Chemguard et al., was filed in superior court in Coconino County, Arizona, and is proceeding to initial discovery.

Many of the additional filed actions were directly filed in South Carolina by plaintiffs who were among the 660 plaintiffs the Company had previously disclosed to have made filings in Pennsylvania state court.

AFFF Municipal Cases

Chemguard and Tyco Fire Products have been named as defendants in approximately 144 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Alabama, Arizona, California, Colorado, Connecticut, Florida, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, Washington, West Virginia, Wisconsin, the District of Columbia, and several municipalities or water providers from various states who direct-filed complaints in South Carolina. All but nine of these cases have been transferred to or directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property.

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

In April 2021, the State of Alaska filed a lawsuit in the superior court of the State of Alaska against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land and natural resources allegedly resulting from the use of firefighting foams at various locations throughout the State. The State’s case has been removed to federal court and transferred to the MDL. The State of Alaska has also named a number of manufacturers and other defendants, including affiliates of the Company, as third-party defendants in two cases brought by individuals against the State. These two cases have been removed to federal court and tagged for transfer to the MDL.

In early November 2021, the Attorney General of the State of North Carolina filed four individual lawsuits in the superior courts of the State of North Carolina against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land, natural resources, and property allegedly resulting from the use of firefighting foams at four separate locations throughout the State. It is anticipated that these four cases will be removed to federal court and tagged for transfer to the MDL.

AFFF Matters Related to the Tyco Fire Products Fire Technology Center in Marinette, Wisconsin

Tyco Fire Products and Chemguard are defendants in one lawsuit in Marinette County, Wisconsin alleging damages due to the historical use of AFFF products at Tyco’s Fire Technology Center in Marinette, Wisconsin. The putative class action, Joan & Richard Campbell for themselves and on behalf of other similarly situated v. Tyco Fire Products LP and Chemguard Inc., et al. (Marinette County Circuit Court, filed Dec. 17, 2018) alleges PFAS (including PFOA/PFOS) contaminated groundwater migrated off Tyco’s property and into residential drinking water wells causing both personal injuries and property damage to the plaintiffs; Tyco and Chemguard removed this case to the United States District Court for the Eastern District of Wisconsin and it has been transferred to the MDL. On January 7, 2021, the parties agreed to settle the lawsuit. The court conducted a hearing regarding the proposed settlement in May 2021 and issued a final order approving an amended settlement agreement and dismissing the case with prejudice in August 2021. The final settlement provides that Tyco will pay up to $15 million to compensate Town of Peshtigo residents who live in the area affected by PFAS from the FTC for claims related to loss of real property value and/or exposure. The settlement does not constitute an admission of wrongdoing by Tyco or Chemguard.

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

The following table presents net sales to and purchases from related parties for the years ended September 30, 2021, 2020 and 2019 (in millions):

	Year Ended September 30,
	2021	2020	2019
Net sales to related parties	$185	$194	$217
Purchases from related parties	185	85	66

The following table presents receivables from and payables to related parties in the consolidated statements of financial position (in millions):

	September 30,
	2021	2020

Receivable from related parties	$73	$48
Payable to related parties	45	11

Additionally, the Company leases certain facilities used in its operations from a related party. As of September 30, 2021, the right-of-use asset associated with these leases was $11 million and the lease liability was $10 million. Amounts paid for these leases were not material.

JOHNSON CONTROLS INTERNATIONAL PLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Year Ended September 30,	2021	2020	2019

Accounts Receivable - Allowance for Expected Credit Losses (1)
Balance at beginning of period	$173	$173	$169
Provision (income) charged to costs and expenses	(3)	20	37
Accounts charged off, net of recoveries	(65)	(21)	(21)
Divestiture of businesses	—	—	(10)
Currency translation	1	1	(2)
Other (including impact of adoption of ASU 2016-13)	4	—	—
Balance at end of period	$110	$173	$173

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$5,518	$5,068	$5,088
Allowance provision for new operating and other loss carryforwards	505	624	195
Allowance provision (benefits)	(170)	(174)	(215)
Balance at end of period	$5,853	$5,518	$5,068

(1) Allowance for doubtful accounts as of September 30, 2020 and 2019, prior to the adoption of ASU 2016-13.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2021, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2021 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Management has excluded Silent-Aire from its assessment of internal control over financial reporting as of September 30, 2021 given its acquisition date of Silent-Aire in May 2021. Silent-Aire is a wholly owned subsidiary of the Company whose total assets and total revenues excluded from our assessment represent less than 1% each of the related consolidated financial statement amounts as of and for the year ended September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2021) for its annual meeting to be held on March 9, 2022, are incorporated by reference in this Form 10-K.

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of shareholders to be held on March 9, 2022 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, and “Committees of the Board - Audit Committee” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

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

The following table provides information about the Company's equity compensation plans as of September 30, 2021:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	5,951,011	$38.84	54,253,453
Equity compensation plans not approved by shareholders	—	—	—
Total	5,951,011	$38.84	54,253,453

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

Financial statements of 50% or less-owned companies have been omitted because the proportionate share of their revenue or profit before income taxes is individually less than 20% of the respective consolidated amounts and investments in such companies are less than 20% of consolidated total assets.

ITEM 16    FORM 10-K SUMMARY

Not applicable.

Johnson Controls International plc
Index to Exhibits

(a)        (1) and (2) Financial Statements and Supplementary Data - See Item 8
(b)        Exhibit Index:

Exhibit	Title

2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed September 9, 2016)

2.2
Agreement and Plan of Merger by and among Johnson Controls, Inc., Johnson Controls International plc (formerly Tyco International plc) and Jagara Merger Sub LLC, dated as of January 24, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed January 27, 2016)

2.3
Merger Agreement, dated as of May 30, 2014, between Tyco International Ltd., and Johnson Controls International plc (formerly Tyco International plc) (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 4, 2014)

3.1
Memorandum and Articles of Association of Johnson Controls International plc, as amended by special resolutions dated September 8, 2014, August 17, 2016 and March 7, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)

4.1
Assumption and Accession Agreement, dated as of November 17, 2014, by Johnson Controls International plc (formerly Tyco International plc) (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 17, 2014)

4.2
Indenture, dated December 28, 2016, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.3
First Supplemental Indenture, dated December 28, 2016, between Johnson Controls International plc, and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent for the New Euro Notes attaching forms of 2.355% Senior Notes due 2017 (retired; no longer outstanding), 7.125% Senior Notes due 2017 (retired; no longer outstanding), 1.400% Senior Notes due 2017 (retired, no longer outstanding as of November 2, 2017), 3.750% Notes due 2018 (retired; no longer outstanding), 5.000% Senior Notes due 2020 (retired; no longer outstanding), 4.25% Senior Notes due 2021 (retired; no longer outstanding), 3.750% Senior Notes due 2021 (retired; no longer outstanding), 3.625% Senior Notes due 2024, 6.000% Notes due 2036, 5.70% Senior Notes due 2041, 5.250% Senior Notes due 2041, 4.625% Senior Notes due 2044, 6.950% Debentures due December 1, 2045, 4.950% Senior Notes due 2064, 4.625% Notes due 2023, 1.375% Notes due 2025, 3.900% Notes due 2026, and 5.125% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.4
Second Supplemental Indenture, dated February 7, 2017, between Johnson Controls International plc and U.S. Bank National Association, as trustee, attaching form of 4.500% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2017)

4.5
Third Supplemental Indenture, dated March 15, 2017, among Johnson Controls International plc, U.S. Bank National Association, as trustee and Elavon Financial Services DAC, UK Branch, as paying agent, attaching form of 1.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 15, 2017)

4.6
Fifth Supplemental Indenture, dated September 11, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 11, 2020)

4.7
Sixth Supplemental Indenture, dated September 15, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent, attaching forms of the 0.375% Senior Notes due 2027 and the 1.000% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 15, 2020)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

4.8
Seventh Supplemental Indenture, dated September 16, 2021, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 2.000% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 16, 2021)

4.9	Description of the Ordinary Shares of Johnson Controls International plc (filed herewith)

4.10	Description of the Johnson Controls International plc Notes (filed herewith)

4.11	Description of the Johnson Controls International plc and Tyco Fire & Security Finance S.C.A. Notes (filed herewith)

4.12	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.13	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

10.1
Credit Agreement, dated as of December 5, 2019, among Johnson Controls International plc, certain of its subsidiaries party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed December 6, 2019)

10.2
Stock and Asset Purchase Agreement, dated as of November 13, 2018, by and between Johnson Controls International plc and BCP Acquisitions LLC (incorporated by reference to Exhibit 2.1 to the registrant's Current Report filed November 13, 2018)

10.3
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.4
Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.5
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.6
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.7
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Johnson Controls International plc (formerly Tyco International Ltd.) and The ADT Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.8
Form of Deed of Indemnification between Johnson Controls International plc (formerly Tyco International plc) and certain of its directors and officers (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.9
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

10.11	Johnson Controls International plc 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)**

10.12	Johnson Controls International plc 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)**

10.13	Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Annex B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2021) **

10.14
Johnson Controls International plc Severance and Change in Control Policy for Officers, amended and restated March 11, 2021 (Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.15
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated March 11, 2021 (Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.16
Johnson Controls International plc Retirement Restoration Plan, as amended and restated March 11, 2021 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.17
Tyco Supplemental Savings and Retirement Plan as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.18
Johnson Controls International plc Executive Compensation Incentive Recoupment Policy effective December 10, 2020 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on January 29, 2021)**

10.19
Letter Agreement between Johnson Controls International plc and George R. Oliver dated December 8, 2017 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2017)**

10.20
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing December 6, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed February 1, 2019)**

10.21
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan commencing December 6, 2018 applicable to Mr. Stief (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed February 1, 2019)**

10.22
Form of Option/SAR Award for Executive Officers (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 21, 2019)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.23
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

10.24
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 applicable to Messrs. Oliver and Stief (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

10.25
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.26
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 applicable to Messrs. Molinaroli, Oliver and Stief (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q filed on February 8, 2017)**

10.27
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 13, 2015)**

10.28
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2015 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 2014 filed on November 14, 2014) (Commission File No. 1-13836)**

10.29
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on for the year ended September 27, 2013 filed on November 14, 2013) (Commission File No. 1-13836)**

10.30
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097)**

10.31
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097)**

10.32
Restrictive covenants applicable to equity award agreements beginning December 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on January 31, 2020)

10.33
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on January 29, 2021)

10.34
Form of terms and conditions for Performance Share Award under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2021 applicable to Mr. Stief (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on January 29, 2021)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.35
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

10.36
Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

22.1	Co-Issuer of Debt Securities (filed herewith)

23.1	Consent of Independent Public Accounting Firm (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity Attributable to Johnson Controls Ordinary Shareholders and (vi) Notes to Consolidated Financial Statements (filed herewith)

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls International plc and its subsidiaries on a consolidated basis. Johnson Controls International plc agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer

Date:	November 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 15, 2021, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ George R. Oliver George R. Oliver Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Olivier Leonetti Olivier Leonetti Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert M. VanHimbergen Robert M. VanHimbergen Vice President and Corporate Controller (Principal Accounting Officer)	/s/ Jean Blackwell Jean Blackwell Director

/s/ Pierre Cohade Pierre Cohade Director	/s/ Mike Daniels Mike Daniels Director

/s/ Juan Pablo del Valle Perochena Juan Pablo del Valle Perochena Director	/s/ Roy Dunbar Roy Dunbar Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty Director	/s/ Simone Menne Simone Menne Director

/s/ Jürgen Tinggren Jürgen Tinggren Director	/s/ Mark P. Vergnano Mark P. Vergnano Director

/s/ David Yost David Yost Director	/s/ John D. Young John D. Young Director