Form 10-Q
period 2021-12-31
Johnson Controls International plc
filed 2022-02-02
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2021
Ordinary Shares, $0.01 par value per share	702,799,758

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	December 31, 2021	September 30, 2021
Assets

Cash and cash equivalents	$1,207	$1,336
Accounts receivable - net	5,671	5,613
Inventories	2,425	2,057
Other current assets	1,050	992
Current assets	10,353	9,998

Property, plant and equipment - net	3,213	3,228
Goodwill	18,386	18,335
Other intangible assets - net	5,505	5,549
Investments in partially-owned affiliates	1,102	1,066
Noncurrent assets held for sale	159	156
Other noncurrent assets	3,504	3,558
Total assets	$42,222	$41,890

Liabilities and Equity

Short-term debt	$392	$8
Current portion of long-term debt	220	226
Accounts payable	4,083	3,746
Accrued compensation and benefits	926	1,008
Deferred revenue	1,845	1,637
Other current liabilities	2,521	2,473
Current liabilities	9,987	9,098

Long-term debt	7,437	7,506
Pension and postretirement benefits	499	628
Other noncurrent liabilities	5,809	5,905
Long-term liabilities	13,745	14,039

Commitments and contingencies (Note 22)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,199)	(1,152)
Capital in excess of par value	17,150	17,116
Retained earnings	1,638	2,025
Accumulated other comprehensive loss	(347)	(434)
Shareholders’ equity attributable to Johnson Controls	17,249	17,562
Noncontrolling interests	1,241	1,191
Total equity	18,490	18,753
Total liabilities and equity	$42,222	$41,890

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2021	2020
Net sales
Products and systems	$4,420	$3,799
Services	1,442	1,542
	5,862	5,341
Cost of sales
Products and systems	3,153	2,719
Services	818	894
	3,971	3,613

Gross profit	1,891	1,728

Selling, general and administrative expenses	(1,369)	(1,294)
Restructuring and impairment costs	(49)	—
Net financing charges	(53)	(59)
Equity income	70	58

Income from continuing operations before income taxes	490	433

Income tax provision	71	61

Income from continuing operations	419	372

Income from discontinued operations, net of tax (Note 4)	—	124

Net income	419	496

Income from continuing operations attributable to noncontrolling interests	38	45

Net income attributable to Johnson Controls	$381	$451

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$381	$327
Income from discontinued operations	—	124
Net income	$381	$451

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.54	$0.45
Discontinued operations	—	0.17
Net income	$0.54	$0.62

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.54	$0.45
Discontinued operations	—	0.17
Net income	$0.54	$0.62

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended December 31,
	2021	2020

Net income	$419	$496

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	86	308
Realized and unrealized gains on derivatives	7	1
Pension and postretirement plans	(1)	(1)

Other comprehensive income	92	308

Total comprehensive income	511	804

Comprehensive income attributable to noncontrolling interests:
Net income	38	45

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2	36
Realized and unrealized gains on derivatives	3	—
Other comprehensive income	5	36
Comprehensive income attributable to noncontrolling interests	43	81

Comprehensive income attributable to Johnson Controls	$468	$723

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2021	2020
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$381	$327
Income from continuing operations attributable to noncontrolling interests	38	45
Net income from continuing operations	419	372
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	224	207
Pension and postretirement benefit income	(82)	(46)
Pension and postretirement contributions	(41)	(17)
Equity in earnings of partially-owned affiliates, net of dividends received	(18)	(52)
Deferred income taxes	(32)	(59)
Equity-based compensation	29	22
Other - net	(28)	(47)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(75)	224
Inventories	(376)	(98)
Other assets	(63)	(70)
Restructuring reserves	19	(34)
Accounts payable and accrued liabilities	333	91
Accrued income taxes	83	22
Cash provided by operating activities from continuing operations	392	515

Investing Activities of Continuing Operations
Capital expenditures	(135)	(91)
Sale of property, plant and equipment	7	34
Acquisition of businesses, net of cash acquired	(108)	—
Business divestitures, net of cash divested	16	11
Changes in long-term investments	2	9
Cash used by investing activities from continuing operations	(218)	(37)

Financing Activities of Continuing Operations
Increase (decrease) in short-term debt - net	394	(20)
Stock repurchases and retirements	(526)	(346)
Payment of cash dividends	(191)	(190)
Proceeds from the exercise of stock options	8	31
Employee equity-based compensation withholding taxes	(47)	(21)
Other - net	5	(1)
Cash used by financing activities from continuing operations	(357)	(547)

Discontinued Operations
Cash used by operating activities	(4)	(36)
Cash used by discontinued operations	(4)	(36)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	67	(11)
Decrease in cash, cash equivalents and restricted cash	(120)	(116)
Cash, cash equivalents and restricted cash at beginning of period	1,342	1,960
Cash, cash equivalents and restricted cash at end of period	1,222	1,844
Less: Restricted cash	15	5
Cash and cash equivalents at end of period	$1,207	$1,839

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2021	2020
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$17,562	$17,447

Ordinary Shares
Beginning balance	7	8
Repurchases and retirements of ordinary shares	—	(1)
Ending balance	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,152)	(1,119)
Other, including options exercised	(47)	(27)
Ending balance	(1,199)	(1,146)

Capital in Excess of Par Value
Beginning balance	17,116	16,865
Other, including options exercised	34	52
Ending balance	17,150	16,917

Retained Earnings
Beginning balance	2,025	2,469
Net income attributable to Johnson Controls	381	451
Cash dividends declared	(242)	(189)
Repurchases and retirements of ordinary shares	(526)	(345)
Adoption of ASU 2016-13	—	(4)
Ending balance	1,638	2,382

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(434)	(776)
Other comprehensive income	87	272
Ending balance	(347)	(504)
Ending Balance	17,249	17,656

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,191	1,086
Comprehensive income attributable to noncontrolling interests	43	81
Change in noncontrolling interest share	7	—
Ending Balance	1,241	1,167

Total Shareholders' Equity	$18,490	$18,823
Cash Dividends Declared per Ordinary Share	$0.34	$0.26

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2021
(unaudited)

1.Basis of Presentation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 15, 2021. The results of operations for the three-month period ended December 31, 2021 are not necessarily indicative of results for the Company’s 2022 fiscal year because of seasonal and other factors.

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

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including residential and commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management and repair of equipment (in the HVAC, industrial refrigeration, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its OpenBlue software platform and capabilities. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency and reduce greenhouse gas emissions.

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

Restricted Cash

At December 31, 2021 and September 30, 2021, the Company held restricted cash of approximately $15 million and $6 million, respectively, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities and certain litigation and environmental matters.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2021
(unaudited)

Retrospective Changes

Effective October 1, 2021, the Company's marine businesses previously included in the Building Solutions Asia Pacific and Global Products segments are now part of the Building Solutions EMEA/LA segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation. Refer to Note 8, "Goodwill and Other Intangible Assets," and Note 20, “Segment Information,” of the notes to consolidated financial statements for further information.

2.      New Accounting Standards

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The guidance is applied prospectively to acquisitions occurring on or after the effective date. During the quarter ended December 31, 2021, the Company early adopted ASU No. 2021-08. The adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

3.Acquisitions and Divestitures

During the first quarter of fiscal 2022, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $142 million, of which $108 million was paid as of December 31, 2021. In connection with the acquisitions, the Company recorded goodwill of $45 million within the Building Solutions Asia Pacific segment, $20 million within the Building Solutions North America segment, $19 million within the Building Solutions EMEA/LA segment and $10 million within the Global Products segment.

During the first quarter of fiscal 2022, the Company completed a divestiture within the Buildings Solutions EMEA/LA segment. The selling price, net of cash divested, was $18 million, of which $16 million was received as of December 31, 2021. In connection with the divestiture, the Company reduced goodwill by $5 million.

During the first quarter of fiscal 2021, the Company completed certain divestitures within the Buildings Solutions Asia Pacific segment. The combined selling price was $15 million, of which $11 million was received as of December 31, 2020. In connection with the divestitures, the Company reduced goodwill by $4 million.

Acquisitions and divestitures were not material to the Company's consolidated financial statements in the first quarter of fiscal 2022 or 2021.

4.     Discontinued Operations

On April 30, 2019, the Company completed the sale of its Power Solutions business. In December 2020, the favorable resolution of certain post-closing working capital and net debt adjustments resulted in income from discontinued operations, net of tax, of $124 million due to a reversal of a reserve established in connection with the sale.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2021
(unaudited)
The following table summarizes the results of Power Solutions which are classified as discontinued operations for the three months ended December 31, 2020 (in millions):

Three Months Ended December 31, 2020

Net sales	$—

Income from discontinued operations before income taxes	150
Provision for income taxes on discontinued operations	(26)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—
Income from discontinued operations	$124

There is no Power Solutions related activity for the three months ended December 31, 2021.

Assets and Liabilities Held for Sale

During the third quarter of fiscal 2020, the Company determined that certain assets of the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. The estimated fair value, less costs to sell, of these assets was $159 million at December 31, 2021 and $156 million at September 30, 2021.

5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by products and systems versus services revenue for the three months ended December 31, 2021 and 2020 (in millions):

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,299	$853	$2,152	$1,242	$792	$2,034
Building Solutions EMEA/LA	544	415	959	468	480	948
Building Solutions Asia Pacific	501	174	675	334	270	604
Global Products	2,076	—	2,076	1,755	—	1,755

Total	$4,420	$1,442	$5,862	$3,799	$1,542	$5,341

The following table presents further disaggregation of Global Products segment revenues by product type for the three months ended December 31, 2021 and 2020 (in millions):

	Three Months Ended December 31,
	2021	2020
HVAC	$1,483	$1,218
Fire & Security	544	488
Industrial Refrigeration	49	49
Total	$2,076	$1,755

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2021
(unaudited)
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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	December 31, 2021	September 30, 2021
Contract assets - current	Accounts receivable - net	$1,806	$1,718
Contract assets - noncurrent	Other noncurrent assets	98	99
Contract liabilities - current	Deferred revenue	(1,845)	(1,637)
Contract liabilities - noncurrent	Other noncurrent liabilities	(287)	(269)

For the three months ended December 31, 2021 and December 31, 2020, the Company recognized revenue of $751 million and $714 million, respectively, that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $16.5 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized and amortized to revenue over the period of contract performance.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2021
(unaudited)
The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	December 31, 2021	September 30, 2021
Other current assets	$149	$149
Other noncurrent assets	120	117
Total	$269	$266

During the three months ended December 31, 2021 and 2020, the Company recognized amortization expense of $50 million and $41 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three months ended December 31, 2021 and 2020.

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

The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. For ease of administration, the Company collects customer payments related to the factored receivables on behalf of the financial institutions but otherwise maintains no continuing involvement with respect to the factored receivables. During the quarter ended December 31, 2021, the Company sold $134 million of accounts receivable under these factoring agreements, and the costs of factoring such receivables were not material. As of December, 31, 2021, the outstanding amount of account receivable sold under the factoring agreements was $135 million. No receivables were factored during the quarter ended December 31, 2020. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.

Accounts receivable, net consisted of the following (in millions):

	December 31, 2021	September 30, 2021
Accounts receivable	$5,762	$5,723
Less: Allowance for expected credit losses	(91)	(110)
Accounts receivable, net	$5,671	$5,613

The changes in the allowance for expected credit losses related to accounts receivable for the three months ended December 31, 2021 and 2020 were as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Balance at beginning of period	$110	$173
Provision (benefit) for expected credit losses	(6)	7
Write-offs charged against the allowance for expected credit losses	(14)	(12)
Other	1	5
Balance at end of period	$91	$173

7.     Inventories

Inventories consisted of the following (in millions):

	December 31, 2021	September 30, 2021

Raw materials and supplies	$967	$769
Work-in-process	195	166
Finished goods	1,263	1,122
Inventories	$2,425	$2,057

8.    Goodwill and Other Intangible Assets

Effective October 1, 2021, the Company's marine businesses previously included in the Building Solutions Asia Pacific and Global Products reportable segments are now part of the Building Solutions EMEA/LA reportable segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation or the allocation of goodwill.

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ended December 31, 2021 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Currency Translation and Other
	September 30,				December 31,
	2021				2021

Building Solutions North America	$9,215	$20	$—	$1	$9,236
Building Solutions EMEA/LA	2,041	27	(5)	(29)	2,034
Building Solutions Asia Pacific	1,237	45	—	4	1,286
Global Products	5,842	10	—	(22)	5,830
Total	$18,335	$102	$(5)	$(46)	$18,386

At September 30, 2021 and December 31, 2021, accumulated goodwill impairment charges totaled $471 million, of which $424 million related to the North America Retail reporting unit and $47 million related to the Building Solutions EMEA/LA - Building Solutions reporting unit.

The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the three-month period ended December 31, 2021. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	December 31, 2021			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,505	$(661)	$844	$1,464	$(629)	$835
Customer relationships	3,105	(1,244)	1,861	3,097	(1,191)	1,906
Miscellaneous	772	(377)	395	750	(354)	396
	5,382	(2,282)	3,100	5,311	(2,174)	3,137
Indefinite-lived intangible assets
Trademarks/trade names	2,325	—	2,325	2,332	—	2,332
Miscellaneous	80	—	80	80	—	80
	2,405	—	2,405	2,412	—	2,412
Total intangible assets	$7,787	$(2,282)	$5,505	$7,723	$(2,174)	$5,549

Amortization of other intangible assets included within continuing operations for the three-month periods ended December 31, 2021 and 2020 was $118 million and $104 million, respectively.

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the three-month period ended December 31, 2021. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

9.    Leases

The following table presents supplemental consolidated statement of financial position information as of December 31, 2021 and September 30, 2021 (in millions):

	Location of lease balances	December 31, 2021	September 30, 2021
Operating lease right-of-use assets	Other noncurrent assets	$1,341	$1,376
Operating lease liabilities - current	Other current liabilities	314	319
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,022	1,055

The following table presents supplemental noncash operating lease activity, excluding leases acquired in business combinations, for the three months ended December 31, 2021 and 2020 (in millions):

	Three Months Ended December 31,
	2021	2020
Right-of-use assets obtained in exchange for operating lease liabilities	$55	$175

10.    Debt and Financing Arrangements

As of December 31, 2021, the Company has a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which was renewed in December 2021 and is now scheduled to expire in December 2022. As of December 31, 2021, there were no draws on the facilities.

In November 2021, the Company entered into a €200 million bank term loan which is due in October 2022.

The Company had $150 million of commercial paper outstanding as of December 31, 2021 and no commercial paper outstanding as of September 30, 2021.

Net Financing Charges

Net financing charges consisted of the following (in millions):

	Three Months Ended December 31,
	2021	2020

Interest expense, net of capitalized interest costs	$55	$59
Banking fees and bond cost amortization	5	8
Interest income	(2)	(3)
Net foreign exchange results for financing activities	(5)	(5)
Net financing charges	$53	$59

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

Cash Flow Hedges

The Company has global operations and participates in foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to foreign exchange rate risk primarily using foreign currency exchange forward contracts. The Company hedges 70% to 90% of the notional amount of each of its known foreign exchange transactional exposures.

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three months ended December 31, 2021 and 2020.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	December 31, 2021	September 30, 2021

Copper	3,314	2,656
Aluminum	7,193	5,159

In April 2021, the Company entered into two forward-starting interest rate swaps with a combined notional amount of $500 million, in conjunction with its anticipated $500 million note issuance. In September 2021, the Company terminated the swaps as the debt was issued. Accumulated amounts recorded in AOCI as of the date of the debt issuance are amortized to interest expense over the life of the related note to reflect the difference between the swap's reference rate and the fixed rate of the note.

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in AOCI attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company's net investments globally. The Company had 2.3 billion of euro-denominated bonds designated as net investment hedges of a portion of its net investment in European subsidiaries and 25 billion of yen-denominated debt designated as a net investment hedge of a portion of its net investment in Japanese subsidiaries as of December 31, 2021 and September 30, 2021.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. The Company hedged approximately 0.3 million of its ordinary shares, which have a cost basis of $23 million, as of December 31, 2021 and September 30, 2021.

The Company also holds certain foreign currency forward contracts not designated as hedging instruments under ASC 815 to hedge foreign currency exposure resulting from monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of these foreign currency forward exchange derivatives are recorded in the consolidated statements of income where they offset foreign currency transactional gains and losses on the nonfunctional currency denominated assets and liabilities being hedged.

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31,	September 30,	December 31,	September 30,
	2021	2021	2021	2021
Other current assets
Foreign currency exchange derivatives	$27	$15	$17	$17
Commodity derivatives	3	2	—	—
Other noncurrent assets
Equity swap	—	—	28	23
Total assets	$30	$17	$45	$40

Other current liabilities
Foreign currency exchange derivatives	$12	$11	$13	$6
Commodity derivatives	1	1	—	—
Long-term debt
Foreign currency denominated debt	2,845	2,918	—	—
Total liabilities	$2,858	$2,930	$13	$6

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	December 31,	September 30,	December 31,	September 30,
	2021	2021	2021	2021
Gross amount recognized	$75	$57	$2,871	$2,936
Gross amount eligible for offsetting	(17)	(16)	(17)	(16)
Net amount	$58	$41	$2,854	$2,920

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges for the three months ended December 31, 2021 and 2020 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended December 31,
	2021	2020
Foreign currency exchange derivatives	$13	$3
Commodity derivatives	(2)	1
Total	$11	$4

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income for the three months ended December 31, 2021 and 2020 (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2021	2020
Foreign currency exchange derivatives	Cost of sales	$5	$2
Commodity derivatives	Cost of sales	(4)	(1)
Interest rate swaps	Net financing charges	(1)	—
Total		$—	$1

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income for the three months ended December 31, 2021 and 2020 (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2021	2020
Foreign currency exchange derivatives	Cost of sales	$10	$6
Foreign currency exchange derivatives	Selling, general and administrative	—	(2)
Foreign currency exchange derivatives	Net financing charges	87	(41)
Equity swap	Selling, general and administrative	5	6
Total		$102	$(31)

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $73 million and $(135) million for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, no gains or losses were reclassified from CTA into income.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2021 and September 30, 2021 (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$44	$—	$44	$—
Commodity derivatives	3	—	3	—
Other noncurrent assets
Deferred compensation plan assets	67	67	—	—
Exchange traded funds (fixed income)[1]	140	140	—	—
Exchange traded funds (equity)[1]	183	183	—	—
Equity swap	28	—	28	—
Total assets	$465	$390	$75	$—
Other current liabilities
Foreign currency exchange derivatives	$25	$—	$25	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	48	—	—	48
Other noncurrent liabilities
Contingent earn-out liabilities	55	—	—	55
Total liabilities	$129	$—	$26	$103

The increases in the contingent earn-out liabilities during the three-month period ended December 31, 2021 were due to acquisitions.

	Fair Value Measurements Using:
	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$32	$—	$32	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)[1]	146	146	—	—
Exchange traded funds (equity)[1]	168	168	—	—
Equity swap	23	—	23	—
Total assets	$434	$377	$57	$—
Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	32	—	—	$32
Other noncurrent liabilities
Contingent earn-out liabilities	50	—	—	50
Total liabilities	$100	$—	$18	$82

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

Investments in exchange traded funds: Investments in exchange traded funds are valued using a market approach based on quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

Contingent earn-out liabilities: The contingent earn-out liabilities, which are primarily related to the Silent-Aire acquisition, were established using a Monte Carlo simulation based on the forecasted operating results and the earn-out formula specified in the purchase agreement.

The following table presents the portion of unrealized gains recognized in the consolidated statements of income for the three months ended December 31, 2021 and 2020 that relate to equity securities still held at December 31, 2021 and 2020 (in millions):

	Three Months Ended December 31,
	2021	2020
Deferred compensation plan assets	$3	$5
Investments in exchange traded funds	14	21

All of the gains on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At December 31, 2021, the fair value of long-term debt was $8.4 billion, including public debt of $8.2 billion and other long-term debt of $0.2 billion. At September 30, 2021, the fair value of long-term debt was $8.5 billion, including public debt of $8.3 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

A summary of the stock-based awards granted during the three-month periods ended December 31, 2021 and 2020 is presented below:

	Three Months Ended December 31,
	2021		2020
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	548,398	$18.59	932,678	$9.36
Stock appreciation rights	19,768	18.59	35,254	9.36
Restricted stock/units	1,170,634	79.54	1,599,552	45.61
Performance shares	438,476	84.27	410,934	50.53

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

	Three Months Ended December 31,
	2021	2020
Expected life of option (years)	6.0	6.5
Risk-free interest rate	1.35%	0.6%
Expected volatility of the Company’s stock	27.8%	27.6%
Expected dividend yield on the Company’s stock	1.71%	2.28%

Stock Appreciation Rights (SARs)

SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of the exercise and the exercise price. As a result, SARs are recorded in the Company's consolidated financial statements of financial position as a liability until the date of exercise. The fair value of each SAR award is estimated using a similar method and assumptions as described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

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

Performance Share Awards

Performance-based share unit ("PSU") awards are generally contingent on the achievement of predetermined performance goals over a performance period of one to three years as well as on the award holder's continuous employment until the vesting date. The majority of PSUs are also indexed to the achievement of specified levels of total shareholder return versus a peer group over the performance period. Each PSU that is earned is settled with shares of the Company's ordinary shares following the completion of the performance period, unless the employee is a non-U.S. employee, in which case the awards are settled in cash.

The fair value of the portion of PSUs linked to the achievement of performance goals is based on the closing market value of the Company's ordinary shares on the date of grant. Share-based compensation expense for these PSUs is recognized over the performance period based on the probability of achieving the performance targets.

The fair value of the portion of PSUs indexed to total shareholder return is estimated on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table. The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Company's stock over the most recent three-year period as of the grant date. Share-based compensation expense for these PSUs is not adjusted based upon performance subsequent to the grant date as the likelihood of achieving the market condition is incorporated in the grant date fair value of the award.

	Three Months Ended December 31,
	2021	2020
Risk-free interest rate	0.99%	0.20%
Expected volatility of the Company’s stock	30.0%	30.9%

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2021	2020
Income Available to Ordinary Shareholders
Income from continuing operations	$381	$327
Income from discontinued operations	—	124
Basic and diluted income available to shareholders	$381	$451

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	704.3	723.1
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	5.2	3.4
Diluted weighted average shares outstanding	709.5	726.5

Antidilutive Securities
Options to purchase shares	—	0.2

15.    Equity

Share repurchase program

For the three months ended December 31, 2021 and 2020, the Company repurchased and immediately retired $526 million and $346 million of its ordinary shares, respectively. In March 2021, the Company's Board of Directors approved a $4 billion increase to the Company's share repurchase authorization, adding to the $2 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. As of December 31, 2021, approximately $4.5 billion remains available under the Company's share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended December 31,
	2021	2020

Foreign currency translation adjustments
Balance at beginning of period	$(421)	$(778)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	84	272
Balance at end of period	(337)	(506)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(17)	2
Current period changes in fair value (net of tax effect of $3 and $2)	4	2
Reclassification to income (net of tax effect of $0 and $0) *	—	(1)
Balance at end of period	(13)	3

Pension and postretirement plans
Balance at beginning of period	4	—
Reclassification to income (net of tax effect of $0 and $0)	(1)	(1)
Balance at end of period	3	(1)

Accumulated other comprehensive loss, end of period	$(347)	$(504)

* Refer to Note 11, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

16.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended December 31,
	2021	2020

Interest cost	$10	$11
Expected return on plan assets	(41)	(42)
Net actuarial gain	(42)	—
Settlement gain	(1)	—
Net periodic benefit credit	$(74)	$(31)

	Non-U.S. Pension Plans
	Three Months Ended December 31,
	2021	2020

Service cost	$6	$7
Interest cost	10	8
Expected return on plan assets	(21)	(28)
Net periodic benefit credit	$(5)	$(13)

	Postretirement Benefits
	Three Months Ended December 31,
	2021	2020

Interest cost	$—	$1
Expected return on plan assets	(2)	(2)
Amortization of prior service credit	(1)	(1)
Net periodic benefit credit	$(3)	$(2)

During the three months ended December 31, 2021, the amount of cumulative fiscal 2022 lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial gains of $42 million, primarily due to favorable plan asset performance.

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

In fiscal 2021, the Company committed to a significant multi-year restructuring plan ("2021 Plan") which is expected to be completed during fiscal 2023. During the three months ended December 31, 2021, the Company recorded $49 million of restructuring and impairment costs in the consolidated statements of income. The total amount expected to be incurred for this restructuring plan is $385 million across all segments and at Corporate. Of the restructuring and impairment costs recorded in the three months ended December 31, 2021, $24 million related to the Global Products segment, $9 million related to the Building Solutions North America segment, $8 million related to the Building Solutions Asia Pacific segment, $5 million related to the Building Solutions EMEA/LA segment and $3 million related to Corporate. In total, the Company has recorded $291 million of restructuring and impairment costs related to the 2021 Plan, including $115 million related to the Global Products segment, $79 million related to the Building Solutions North America segment, $36 million related to the Building Solutions Asia Pacific segment, $34 million related to the Building Solutions EMEA/LA segment and $27 million related to Corporate.

The following table summarizes the changes in the Company’s 2021 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$68	$98	$76	$242
Utilized—cash	(28)	—	(51)	(79)
Utilized—noncash	—	(98)	—	(98)
Balance at September 30, 2021	40	—	25	65
Additional restructuring costs	28	—	21	49
Utilized—cash	(13)	—	(7)	(20)
Currency translation	(1)	—	—	(1)
Balance at December 31, 2021	$54	$—	$39	$93

The 2021 Plan included workforce reductions of approximately 4,000 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of December 31, 2021, approximately 1,800 of the employees have been separated from the Company pursuant to the 2021 Plan.

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

The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on a discounted cash flow analysis or appraisals. Intangible assets acquired in a business combination that are used in research and development activities are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they are not amortized but are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  If the carrying amount of an intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess. Unamortized capitalized costs of a computer software product are compared to the net realizable value of the product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off.

At December 31, 2021 and 2020, the Company concluded it did not have any triggering events requiring assessment of impairment of its long-lived assets.

19.    Income Taxes

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2021, the Company's effective tax rate for continuing operations was 14.5% and was higher than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended December 31, 2020, the Company's effective tax rate for continuing operations was 14.1% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2021, the Company had gross tax-effected unrecognized tax benefits of $2,726 million, of which $2,268 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2021 was approximately $252 million (net of tax benefit). Total net accrued interest during the three months ended December 31, 2021 and 2020 was approximately $17 million (net of tax benefit) and approximately $15 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Other Tax Matters

In the first quarter of fiscal 2022, the Company recorded net mark-to-market gains of $57 million which generated tax expense of $14 million and restructuring and impairment costs of $49 million which generated a $7 million tax benefit.

Tax expenses and benefits for the above transactions reflect the Company’s current tax positions in the impacted jurisdictions. Refer to Note 17, “Significant Restructuring and Impairment Costs,” of the notes to consolidated financial statements for additional information.

Impacts of Tax Legislation

During the three months ended December 31, 2021, tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

20. Segment Information

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has four reportable segments for financial reporting purposes.

•Building Solutions North America: Building Solutions North America designs, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security, and integrated fire detection and suppression systems for commercial, industrial, retail, small business, institutional and governmental customers in the United States and Canada. Building Solutions North America also provides energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems, as well as data-driven "smart building" solutions, to non-residential building and industrial applications in the United States and Canadian marketplace.

•Building Solutions EMEA/LA: Building Solutions EMEA/LA designs, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire detection and suppression systems, and provides technical services, including data-driven "smart building" solutions, to markets in Europe, the Middle East, Africa and Latin America.

•Building Solutions Asia Pacific: Building Solutions Asia Pacific designs, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven "smart building" solutions, to the Asia Pacific marketplace.

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

Effective October 1, 2021, the Company's marine businesses previously included in Building Solutions Asia Pacific and Global Products reportable segments are now part of Building Solutions EMEA/LA reportable segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2021	2020

Building Solutions North America	$2,152	$2,034
Building Solutions EMEA/LA	959	948
Building Solutions Asia Pacific	675	604
Global Products	2,076	1,755
Total net sales	$5,862	$5,341

	Segment EBITA
	Three Months Ended December 31,
	2021	2020

Building Solutions North America	$250	$255
Building Solutions EMEA/LA	104	98
Building Solutions Asia Pacific	68	77
Global Products	301	212
Total segment EBITA	723	642

Corporate expenses	(70)	(67)
Amortization of intangible assets	(118)	(104)
Restructuring and impairment costs	(49)	—
Net mark-to-market adjustments	57	21
Net financing charges	(53)	(59)
Income from continuing operations before income taxes	$490	$433

21.    Guarantees

Certain of the Company's subsidiaries at the business segment level have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions and would typically be triggered in the event of nonperformance. Performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.

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

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations, for the three months ended December 31, 2021 and 2020 were as follows (in millions):

	Three Months Ended December 31,
	2021	2020

Balance at beginning of period	$192	$167
Accruals for warranties issued during the period	22	22
Accruals related to pre-existing warranties	—	6
Settlements made (in cash or in kind) during the period	(29)	(17)
Currency translation	(1)	2
Balance at end of period	$184	$180

22.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2021	September 30, 2021

Other current liabilities	$64	$48
Other noncurrent liabilities	29	54
Total reserves for environmental liabilities	$93	$102

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

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. Tyco Fire Products voluntarily responded to the WDNR’s letter to request additional necessary information. On October 16, 2019, the WDNR issued a “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. regarding the WDNR’s July 2019 letter. The letter stated that “if you fail to take the actions required by Wis. Stat. § 292.11 to address this contamination, the DNR will move forward under Wis. Stat. § 292.31 to implement the SI workplan and evaluate further environmental enforcement actions and cost recovery under Wis. Stat. § 292.31(8).” The WDNR issued a further letter regarding the issue on November 4, 2019. In February 2020, the WDNR sent a letter to Tyco Fire Products and Johnson Controls, Inc. further directing the expansion of the evaluation of PFAS in the Marinette region to include investigation activities south and west of the previously defined FTC study area. In September 2021, the WDNR sent an additional “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. concerning land-applied biosolids, which reviewed and responded to the Company’s biosolids investigation conducted to date. Tyco Fire Products responded to the WDNR’s September 2021 notice by the December 27, 2021 deadline set by WDNR. Tyco Fire Products and Johnson Controls, Inc. believe that they have complied with all applicable environmental laws and regulations. The Company cannot predict what regulatory or enforcement actions, if any, might result from the WDNR’s actions, or the consequences of any such actions.

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

Potential environmental liabilities accrued by the Company do not take into consideration possible recoveries of future insurance proceeds. They do, however, take into account the likely share other parties will bear at remediation sites. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. The Company recorded conditional asset retirement obligations for continuing operations of $29 million at both December 31, 2021 and September 30, 2021.

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

The Company estimates the asbestos-related liability for pending and future claims and related defense costs on a discounted basis. In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable.

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2021	September 30, 2021

Other current liabilities	$58	$58
Other noncurrent liabilities	395	400
Total asbestos-related liabilities	453	458
Other current assets	15	13
Other noncurrent assets	373	365
Total asbestos-related assets	388	378
Net asbestos-related liabilities	$65	$80

The following table presents the components of asbestos-related assets (in millions):

	December 31, 2021	September 30, 2021

Restricted
Cash	$7	$6
Investments	323	314
Total restricted assets	330	320
Insurance recoveries for asbestos-related liabilities	58	58
Total asbestos-related assets	$388	$378

The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be paid by Company affiliates). Asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be paid through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants, the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption may impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Insurable Liabilities

The Company records liabilities for its workers' compensation, product, general, and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company maintains captive insurance companies to manage its insurable liabilities.

The following table presents the location and amount of insurable liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2021	September 30, 2021

Other current liabilities	$79	$77
Accrued compensation and benefits	22	22
Other noncurrent liabilities	218	226
Total insurable liabilities	$319	$325

The following table presents the location and amount of insurable receivables in the Company's consolidated statements of financial position (in millions):

	December 31, 2021	September 30, 2021

Other current assets	$5	$5
Other noncurrent assets	15	15
Total insurable receivables	$20	$20

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

PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued binding regulatory limits, but had initially stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. While those studies continue, the EPA has issued a health advisory level for PFOA and PFOS in drinking water. In March 2021, the EPA published its final determination to regulate PFOS and PFOA in drinking water. In October 2021, the EPA released its "PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024." The 2021-2024 Roadmap sets timelines by which the EPA plans to take specific actions, including, among other items, publishing a national PFAS testing strategy, proposing to designate PFOA and PFOS as Comprehensive Environmental Response, Compensation and Liability Act hazardous substances, restricting PFAS discharges from industrial sources through Effluent Limitations Guidelines, publishing the final toxicity assessment for five additional PFAS, requiring water systems to test for 29 PFAS under the Safe Drinking Water Act, and publishing improved analytical methods in eight different environmental matrices to monitor 40 PFAS present in wastewater and stormwater discharges. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains.

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

AFFF Individual or Mass Actions

There are more than 1,900 individual or “mass” actions pending that were filed in state or federal court in various states including California, Colorado, New York, Pennsylvania, New Mexico, Missouri, Arizona, Texas, and South Carolina against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 1,900 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly filed state court actions will be similarly tagged and transferred. There are three matters that are proceeding in state court: One case, Young v. Chemguard et al., was filed in superior court in Maricopa County, Arizona, removed to the United States District Court, District of Arizona, and tagged to the MDL, but was remanded to state court prior to being transferred to the MDL. The decision to remand the case to state court is currently being appealed. The second case, Forbach et al. v. Chemguard et al., was filed in superior court in Coconino County, Arizona, and is proceeding with initial discovery. The third case, Ellison-Wood v. Chemguard, Inc., et al., was filed recently in district court in Tarrant County, Texas.

AFFF Municipal Cases

Chemguard and Tyco Fire Products have been named as defendants in approximately 168 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Alabama, Arizona, California, Colorado, Connecticut, Florida, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, Washington, West Virginia, Wisconsin, the District of Columbia, and several municipalities or water providers from various states who direct-filed complaints in South Carolina. All but five of these cases have been transferred to or directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property.

The Company has periodically been notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

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

In April 2021, the State of Alaska filed a lawsuit in the superior court of the State of Alaska against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land and natural resources allegedly resulting from the use of firefighting foams at various locations throughout the State. The State’s case has been removed to federal court and transferred to the MDL. The State of Alaska has also named a number of manufacturers and other defendants, including affiliates of the Company, as third-party defendants in two cases brought by individuals against the State. These two cases have also been transferred to the MDL.

In early November 2021, the Attorney General of the State of North Carolina filed four individual lawsuits in the superior courts of the State of North Carolina against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land, natural resources, and property allegedly resulting from the use of firefighting foams at four separate locations throughout the State. These four cases have been removed to federal court and transferred to the MDL.

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

The following table presents net sales to and purchases from related parties for the three months ended December 31, 2021 and 2020 (in millions):

	Three Months Ended December 31,
	2021	2020
Net sales to related parties	$35	$44
Purchases from related parties	44	29

The following table presents receivables from and payables to related parties in the consolidated statements of financial position (in millions):

	December 31, 2021	September 30, 2021

Receivable from related parties	$58	$73
Payable to related parties	15	45

Additionally, the Company leases certain facilities used in its operations from a related party. As of December 31, 2021, the right-of-use asset and lease liability associated with these leases were $10 million. As of September 30, 2021, the right-of-use asset associated with these leases was $11 million and the lease liability was $10 million. Amounts paid for these leases were not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company’s ability to manage general economic, business, capital market and geopolitical conditions, including global price inflation and shortages impacting the availability of raw materials and component products; the Company’s ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the strength of the U.S. or other economies; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status; the ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable regulatory requirements; changes to laws or policies governing foreign trade, including increased tariffs or trade restrictions; maintaining the capacity, reliability and security of the Company’s enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company’s digital platforms and services; the risk of infringement or expiration of intellectual property rights; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the outcome of litigation and governmental proceedings; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; fluctuations in currency exchange rates; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2021 filed with the United States Securities and Exchange Commission ("SEC") on November 15, 2021, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The Company is a global leader in engineering, manufacturing and commissioning building products and systems, including residential and commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its OpenBlue software platform and related digital capabilities. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency and reduce greenhouse gas emissions.

The following information should be read in conjunction with the September 30, 2021 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 15, 2021. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

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

The Company continues to observe trends demonstrating increased interest and demand for safe, efficient and sustainable buildings, and seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create smart and healthy buildings. In 2020, the Company launched its software platform, OpenBlue, enabling enterprises to manage all aspects of their physical spaces delivering sustainability, new occupant experiences, and safety and security by combining the Company’s building expertise with cutting-edge technology, including AI-powered service solutions such as remote diagnostics, predictive maintenance, compliance monitoring and advanced risk assessments. The Company continues to leverage its install base, together with data-driven products and services to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue for the Company. The Company has committed to investing in new product research and development in climate-related innovation to develop sustainable products and services.

The Company has experienced, and expects to continue to experience, increased input material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends (including increased global demand), government-mandated actions in response to COVID-19 and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. These trends have continued to negatively impact the Company’s revenue and margins during the first quarter of fiscal year 2022, and it is expected these trends will continue to be a headwind for the remainder of fiscal 2022. Therefore, the Company could experience further disruptions, shortages and price increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

Impact of COVID-19 pandemic

The global outbreak of COVID-19 severely restricted the level of economic activity around the world and caused a significant contraction in the global economy.

The Company’s affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Although shutdown orders and similar restrictions have been lifted in many jurisdictions in conjunction with the global distribution of vaccines, challenges in achieving sufficient vaccination levels and the spread of new variants of COVID-19 have caused some governments to extend or reinstitute restrictions in impacted areas. During the first quarter of fiscal 2022, the Company’s facilities generally operated at normal levels.

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

The Company has experienced increases in both demand and volumes as governments have distributed vaccines and lifted COVID-19-related restrictions, leading to increases in retrofit activity and, to a lesser extent, commercial building construction. The global pandemic has also provided the Company with the opportunity to help its customers by delivering solutions and support that enhance the safety and increase the efficiency of their operations. As a result of the pandemic, the Company has seen an increase in demand for its products and solutions that promote building health and optimize customers’ infrastructure.

However, the Company continues to be influenced by COVID-19-related trends impacting site access and the labor force, which have and may continue to negatively impact the Company’s revenues and margins. Challenges in reaching sufficient vaccination levels and the introduction of new variants of COVID-19 have caused some governments to extend or reinstitute lockdowns and similar restrictive measures, which, in some cases, have limited the Company’s ability to access customer sites to install and maintain its products and deliver services. In addition, the Company has experienced and continues to experience labor shortages at certain facilities as the Company expands its production capacity to meet increased customer demand. Although the Company is mitigating these shortages through focused recruitment efforts and competitive compensation packages, the Company could continue to experience such shortages in the future. Recently, the U.S. Government has promulgated orders mandating vaccinations or regular COVID-19 testing for large employers and federal contractors. Similar mandates have also been imposed by local governments and certain of the Company’s customers. The Company’s efforts to comply with these mandates, including requiring that some or all of its employees be fully vaccinated against COVID-19, could result in increased labor attrition or disruption, and could adversely impact the Company’s ability to deliver services to its customers.

The extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity, and regulatory actions taken to contain its impact on public health and the global economy. See Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 for an additional discussion of risks related to COVID-19.

Restructuring and Cost Optimization Initiatives

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company has committed to various restructuring plans. In fiscal 2021, the Company announced its plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions to drive $250 million in annual run rate savings by fiscal 2023. The Company believes it is on track to deliver the productivity savings by fiscal 2023. For more information on the Company’s restructuring plans, see “Liquidity and Capital Resources—Restructuring.”

Net Sales

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Net sales	$5,862	$5,341	10%

The increase in consolidated net sales for the three months ended December 31, 2021 was due to higher organic sales ($440 million) and incremental sales from acquisitions ($128 million), partially offset by the unfavorable impact of foreign currency translation ($45 million) and lower sales due to business divestitures ($2 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 8% as compared to the prior year, attributable to higher volumes and increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Cost of sales	$3,971	$3,613	10%
Gross profit	1,891	1,728	9%
% of sales	32.3%	32.4%

Cost of sales and gross profit increased for the three-month period ended December 31, 2021, and gross profit as a percentage of sales decreased by 10 basis points. Gross profit increased due to organic sales growth, business acquisitions, favorable foreign currency translation ($34 million) and the favorable year-over-year impact of net mark-to-market adjustments on pension plans ($9 million). Gross profit as a percentage of sales decreased slightly as the benefit of volume leverage was more than offset by supply chain inefficiencies and price/cost pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Selling, general and administrative expenses	$1,369	$1,294	6%
% of sales	23.4%	24.2%

Selling, general and administrative expenses ("SG&A") for the three-month period ended December 31, 2021 increased $75 million, and SG&A as a percentage of sales decreased by 80 basis points. The increase in SG&A was primarily due to the absence of certain one-time cost mitigation actions, incremental sales investments and current year business acquisitions, partially offset by the favorable year-over-year impact of net mark-to-market adjustments on pension plans ($34 million). Foreign currency translation had a favorable impact on SG&A of $10 million. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Restructuring and impairment costs	$49	$—	*
* Measure not meaningful

Refer to Note 17, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements and "Restructuring" below within this Item 2 for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Net financing charges	$53	$59	-10%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Equity income	$70	$58	21%

The increase in equity income for the three months ended December 31, 2021 was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture and within the Building Solutions EMEA/LA segment. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA by segment.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Income tax provision	$71	$61	16%
Effective tax rate	14.5%	14.1%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2021, the Company's effective tax rate for continuing operations was 14.5% and was higher than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the three months ended December 31, 2020, the Company's effective tax rate for continuing operations was 14.1% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. Refer to Note 19, "Income Taxes," of the notes to consolidated financial statements for further detail.

Income From Discontinued Operations, Net of Tax

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Income from discontinued operations, net of tax	$—	$124	*
* Measure not meaningful

Refer to Note 4, "Discontinued Operations," of the notes to consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Income from continuing operations attributable to noncontrolling interests	$38	$45	-16%

The decrease in income from continuing operations attributable to noncontrolling interests for the three months ended December 31, 2021 was primarily due to lower net income at certain partially-owned affiliates within the Global Products segment.

Net Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Net income attributable to Johnson Controls	$381	$451	-16%

The decrease in net income attributable to Johnson Controls for the three months ended December 31, 2021 was primarily due to the prior year income from discontinued operations, higher SG&A and higher restructuring and impairment costs, partially offset by higher gross profit.

Diluted earnings per share attributable to Johnson Controls for the three months ended December 31, 2021 was $0.54 compared to $0.62 for the three months ended December 31, 2020.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Comprehensive income attributable to Johnson Controls	$468	$723	-35%

The decrease in comprehensive income attributable to Johnson Controls for the three months ended December 31, 2021 was due to a decrease in other comprehensive income attributable to Johnson Controls ($185 million) resulting primarily from currency translation adjustments and lower net income attributable to Johnson Controls ($70 million). The year-over-year unfavorable foreign currency translation adjustments were primarily driven by the strengthening of the Brazilian real, British pound, euro and Mexican peso against the U.S. dollar in the prior year.

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

Effective October 1, 2021, the Company's marine businesses previously included in Building Solutions Asia Pacific and Global Products reportable segments are now part of Building Solutions EMEA/LA reportable segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation. Refer to Note 20, “Segment Information,” of the notes to consolidated financial statements for further information.

Beginning on October 1, 2021, the Company began reporting certain retrofit projects in Building Solutions EMEA/LA and Building Solutions Asia Pacific as products and systems revenue on a prospective basis as they have evolved to be more aligned with other install offerings.

Net Sales

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Building Solutions North America	$2,152	$2,034	6%
Building Solutions EMEA/LA	959	948	1%
Building Solutions Asia Pacific	675	604	12%
Global Products	2,076	1,755	18%
	$5,862	$5,341	10%

•The increase in Building Solutions North America was due to higher volumes and prices ($107 million), the favorable impact of foreign currency translation ($6 million) and incremental sales related to business acquisitions ($5 million). The sales increase was led by growth in service and HVAC & Controls.

•The increase in Building Solutions EMEA/LA was due to higher prices ($26 million) and incremental sales related to business acquisitions ($8 million), partially offset by the unfavorable impact of foreign currency translation ($22 million) and business divestitures ($1 million). The increase in sales is driven by balanced growth in both project installations and service activity, led by strength in Fire & Security. By region, sales growth outperformed in Europe and Latin America, partially offset by continued weakness in the Middle East.

•The increase in Building Solutions Asia Pacific was due to higher volumes and prices ($69 million) and incremental sales related to business acquisitions ($9 million), partially offset by the unfavorable impact of foreign currency translation ($6 million) and business divestitures ($1 million). The increase in sales was led by growth in project installations, driven by strong growth in Commercial Applied HVAC & Controls. China remains the primary source of growth, with growth stabilizing across the rest of the region.

•The increase in Global Products was due to higher volumes and prices ($238 million) and incremental sales related to business acquisitions ($106 million), partially offset by the unfavorable impact of foreign currency translation ($23 million). Sales growth was driven by broad-based strength across Commercial and Residential HVAC and Fire & Security products.

Segment EBITA

	Three Months Ended December 31,
(in millions)	2021	2020	Change

Building Solutions North America	$250	$255	-2%
Building Solutions EMEA/LA	104	98	6%
Building Solutions Asia Pacific	68	77	-12%
Global Products	301	212	42%
	$723	$642	13%

•The decrease in Building Solutions North America was primarily due to supply chain disruptions and labor constraints, partially offset by favorable volumes, productivity savings and foreign currency translation.

•The increase in Building Solutions EMEA/LA was primarily due to favorable pricing and productivity savings, partially offset by unfavorable mix and the unfavorable impact of foreign currency translation.

•The decrease in Building Solutions Asia Pacific was primarily due to unfavorable mix, unfavorable price/cost and the unfavorable impact of foreign currency translation, partially offset by favorable volume leverage and productivity savings.

•The increase in Global Products was primarily due to favorable volumes and mix, productivity savings, higher equity income driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture and the favorable impact of foreign currency translation, partially offset by unfavorable price/cost and supply chain disruptions.

Backlog

The Company’s backlog is applicable to its sales of systems and services. At December 31, 2021, the backlog was $10.9 billion, of which $10.5 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At December 31, 2021, remaining performance obligations were $16.5 billion, which is $5.6 billion higher than the Company's backlog of $10.9 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
(in millions)	2021	2021	Change

Current assets	$10,353	$9,998
Current liabilities	(9,987)	(9,098)
	366	900	-59%

Less: Cash and cash equivalents	(1,207)	(1,336)
Add: Short-term debt	392	8
Add: Current portion of long-term debt	220	226
Working capital (as defined)	$(229)	$(202)	13%

Accounts receivable - net	$5,671	$5,613	1%
Inventories	2,425	2,057	18%
Accounts payable	4,083	3,746	9%

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

•The decrease in working capital at December 31, 2021 as compared to September 30, 2021, was primarily due to an increase in accounts payable and deferred revenue, partially offset by an increase in inventory due to supply chain disruptions and a decrease in accrued compensation and benefits liabilities.

•The Company’s days sales in accounts receivable at December 31, 2021 and September 30, 2021 were 62 days and 58 days, respectively. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended December 31, 2021 were lower than the comparable period ended September 30, 2021, primarily due to supply chain disruptions.

•Days in accounts payable at December 31, 2021 were 90 days, higher than 76 days at the comparable period ended September 30, 2021, primarily due to timing.

Cash Flows From Continuing Operations

	Three Months Ended December 31,
(in millions)	2021	2020

Cash provided by operating activities	$392	$515
Cash used by investing activities	(218)	(37)
Cash used by financing activities	(357)	(547)

•The decrease in cash provided by operating activities was primarily due to increases in accounts receivable and inventory, partially offset by favorable changes in accounts payable and accrued liabilities.

•The increase in cash used by investing activities was primarily due to higher cash payments made for acquisitions and higher capital expenditures.

•The decrease in cash used by financing activities was primarily due to higher net short-term debt borrowings, partially offset by higher stock repurchases.

Capitalization

	December 31,	September 30,
(in millions)	2021	2021	Change

Short-term debt	$392	$8
Current portion of long-term debt	220	226
Long-term debt	7,437	7,506
Total debt	8,049	7,740	4%
Less: Cash and cash equivalents	1,207	1,336
Total net debt	6,842	6,404	7%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	17,249	17,562	-2%
Total capitalization	$24,091	$23,966	1%

Total net debt as a % of total capitalization	28.4%	26.7%

•Net debt and net debt as a percentage of total capitalization are non-GAAP financial measures. The Company believes the percentage of total net debt to total capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•The Company's material cash requirements primarily consist of working capital requirements, repayments of long-term debt and related interest, operating leases, dividends, capital expenditures, potential acquisitions and share repurchases.

•As of December 31, 2021, approximately $4.5 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•In the first quarter of fiscal 2022, the Company raised its quarterly dividend from $0.27 per share to $0.34 per share. The Company intends to continue paying quarterly dividends throughout fiscal 2022.

•The Company believes its capital resources and liquidity position at December 31, 2021 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2022 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in December 2022. There were no draws on the revolving credit facilities as of December 31, 2021 and September 30, 2021. The Company estimates that, as of December 31, 2021, it could borrow up to $2.9 billion based on average borrowing levels during the first quarter of fiscal 2022 on committed credit lines. The Company maintains a shelf registration statement with the SEC under which it may issue additional debt securities, ordinary shares, preferred shares, depositary shares, warrants purchase contracts and units that may be offered in one or more offerings on terms to be determined at the time of the offering. The Company anticipates that the proceeds of any offering would be used for general corporate purposes, including repayment of indebtedness, acquisitions, additions to working capital, repurchases of ordinary shares, dividends, capital expenditures and investments in the Company's subsidiaries. In addition, the Company held cash and cash equivalents of $1.2 billion as of December 31, 2021. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of December 31, 2021, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2021, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2022, the Company believes the long-term rate of return will approximate 7.00%, 3.70% and 5.30% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2022, the Company made approximately $41 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2022. The Company expects to contribute $3 million in cash to its postretirement plans in fiscal 2022.

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

•The Company may from time to time purchase its outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

•In fiscal 2021, the Company announced its plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions intended to drive $250 million in annual run rate savings by fiscal 2023. The one-time pre-tax costs associated with these actions are estimated to be approximately $385 million across all segments and at Corporate. During the three months ended December 31, 2021, the Company recorded $49 million of costs resulting from the 2021 restructuring plan. The restructuring action is expected to be substantially complete in fiscal 2023. The Company has outstanding restructuring reserves of $93 million at December 31, 2021, all of which is expected to be paid in cash.

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

TFSCA is a wholly-owned consolidated subsidiary of the Company that is 99.924% owned directly by the Parent Company and 0.076% owned by TFSCA’s sole general partner and manager, Tyco Fire & Security S.à r.l., which is itself wholly-owned by the Company. The Notes are the Parent Company’s and TFSCA’s unsecured, unsubordinated obligations. The Parent Company is incorporated and organized under the laws of Ireland and TFSCA is incorporated and organized under the laws of Luxembourg. The bankruptcy, insolvency, administrative, debtor relief and other laws of Luxembourg or Ireland, as applicable, may be materially different from, or in conflict with, those of the United States, including in the areas of rights of creditors, priority of governmental and other creditors, ability to obtain post-petition interest and duration of the proceeding. The application of these laws, or any conflict among them, could adversely affect noteholders’ ability to enforce their rights under the Notes in those jurisdictions or limit any amounts that they may receive.

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

The following table presents summarized income statement information (in millions):

	Three Months Ended December 31, 2021	Year Ended September 30, 2021
Net sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(57)	(212)
Net loss	(57)	(212)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(57)	(212)

Excluded from the table above are the intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Three Months Ended December 31, 2021	Year Ended September 30, 2021
Net sales	$—	$—
Gross profit	—	—
Income from continuing operations	14	223
Net income	14	223
Income attributable to noncontrolling interests	—	—
Net income attributable to the entity	14	223

The following table presents summarized balance sheet information as of December 31, 2021 and September 30, 2021 (in millions):

	December 31, 2021	September 30, 2021
Current assets	$1,405	$1,036
Noncurrent assets	271	280
Current liabilities	2,601	1,825
Noncurrent liabilities	7,192	7,260
Noncontrolling interests	—	—

Excluded from the table above are the intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	December 31, 2021	September 30, 2021
Current assets	$348	$465
Noncurrent assets	2,989	2,992
Current liabilities	2,512	1,660
Noncurrent liabilities	7,127	7,199
Noncontrolling interests	—	—

The same accounting policies as described in Note 1, "Summary of Significant Accounting Policies," of the Company's Annual Report on 10-K for the year ended September 30, 2021 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. Plaintiffs filed an amended complaint on February 15, 2017. On November 3, 2021, the court granted the Company’s motion to dismiss the amended complaint. Plaintiffs have appealed to the United States Court of Appeals for the Seventh Circuit.

Refer to Note 22, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2021 Annual Report.

The following updates and replaces the risk factor entitled “Impacts related to the COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows".

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

In September 2021, the Biden Administration issued an executive order requiring U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, to be fully vaccinated. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors but permits limited exceptions for medical and religious reasons. However, the implementation and enforcement of the federal contractor mandate remains uncertain due to ongoing legal challenges. If the mandate is upheld and implemented, it is expected to be applicable to our federal contracting business. We have internally announced policies with respect to our U.S.-based employees to comply with this mandate if it is implemented. In addition, a number of our customers have issued vaccine requirements with respect to our employees who provide on-site service at customer facilities. It is also possible that additional vaccine mandates may be announced in other jurisdictions in which our businesses operate. Our efforts to comply with these mandates, including requiring that some or all of our employees be fully vaccinated against COVID-19, could result in increased labor attrition and disruption, as well as difficulty securing future labor needs, and could materially impact our ability to deliver services to our U.S. federal government customers and potentially other customers, which could in turn adversely impact our results of operations.

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

The extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity and regulatory actions taken to contain the impact of COVID-19 on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report on Form 10-K, any of which could have a material effect on our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three months ended December 31, 2021, the Company repurchased approximately $0.5 billion of its ordinary shares on an open market. As of December 31, 2021, approximately $4.5 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/21 - 10/31/21
Purchases by Company	4,444,772	$70.28	4,444,772	$4,742,679,758
11/1/21 - 11/30/21
Purchases by Company	1,203,101	76.36	1,203,101	4,650,808,119
12/1/21 - 12/31/21
Purchases by Company	1,561,159	78.04	1,561,159	4,528,969,522

During the three months ended December 31, 2021, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment to Credit Agreement, dated as of December 2, 2021, by and between Johnson Controls International plc, and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith).

10.2	Amendment to Credit Agreement, dated as of May 25, 2021, by and between Johnson Controls International plc, and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

**	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: February 2, 2022	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer