Form 10-Q
period 2022-03-31
Johnson Controls International plc
filed 2022-05-04
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2022
Ordinary Shares, $0.01 par value per share	695,668,895

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	March 31, 2022	September 30, 2021
Assets

Cash and cash equivalents	$1,787	$1,336
Accounts receivable - net	5,689	5,613
Inventories	2,515	2,057
Current assets held for sale	386	—
Other current assets	1,235	992
Current assets	11,612	9,998

Property, plant and equipment - net	3,103	3,228
Goodwill	18,029	18,335
Other intangible assets - net	4,889	5,549
Investments in partially-owned affiliates	1,073	1,066
Noncurrent assets held for sale	1,079	156
Other noncurrent assets	3,206	3,558
Total assets	$42,991	$41,890

Liabilities and Equity

Short-term debt	$2,044	$8
Current portion of long-term debt	240	226
Accounts payable	4,101	3,746
Accrued compensation and benefits	708	1,008
Deferred revenue	1,971	1,637
Current liabilities held for sale	326	—
Other current liabilities	2,264	2,473
Current liabilities	11,654	9,098

Long-term debt	7,366	7,506
Pension and postretirement benefits	492	628
Noncurrent liabilities held for sale	228	—
Other noncurrent liabilities	5,563	5,905
Long-term liabilities	13,649	14,039

Commitments and contingencies (Note 22)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,200)	(1,152)
Capital in excess of par value	17,174	17,116
Retained earnings	900	2,025
Accumulated other comprehensive loss	(345)	(434)
Shareholders’ equity attributable to Johnson Controls	16,536	17,562
Noncontrolling interests	1,152	1,191
Total equity	17,688	18,753
Total liabilities and equity	$42,991	$41,890

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net sales
Products and systems	$4,617	$4,032	$9,037	$7,831
Services	1,481	1,562	2,923	3,104
	6,098	5,594	11,960	10,935
Cost of sales
Products and systems	3,294	2,751	6,447	5,470
Services	847	900	1,665	1,794
	4,141	3,651	8,112	7,264

Gross profit	1,957	1,943	3,848	3,671

Selling, general and administrative expenses	(1,454)	(1,253)	(2,823)	(2,547)
Restructuring and impairment costs	(384)	(96)	(433)	(96)
Net financing charges	(51)	(44)	(104)	(103)
Equity income	42	56	112	114

Income from continuing operations before income taxes	110	606	600	1,039

Income tax provision	58	209	129	270

Income from continuing operations	52	397	471	769

Income from discontinued operations, net of tax (Note 4)	—	—	—	124

Net income	52	397	471	893

Income from continuing operations attributable to noncontrolling interests	41	54	79	99

Net income attributable to Johnson Controls	$11	$343	$392	$794

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$11	$343	$392	$670
Income from discontinued operations	—	—	—	124
Net income	$11	$343	$392	$794

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.02	$0.48	$0.56	$0.93
Discontinued operations	—	—	—	0.17
Net income	$0.02	$0.48	$0.56	$1.10

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.02	$0.48	$0.56	$0.93
Discontinued operations	—	—	—	0.17
Net income	$0.02	$0.48	$0.56	$1.10

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Net income	$52	$397	$471	$893

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16)	63	70	371
Realized and unrealized gains on derivatives	10	8	17	9
Pension and postretirement plans	(1)	—	(2)	(1)

Other comprehensive income (loss)	(7)	71	85	379

Total comprehensive income	45	468	556	1,272

Comprehensive income attributable to noncontrolling interests:
Net income	41	54	79	99

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	(25)	(8)	11
Realized and unrealized gains on derivatives	1	2	4	2
Other comprehensive income (loss)	(9)	(23)	(4)	13
Comprehensive income attributable to noncontrolling interests	32	31	75	112

Comprehensive income attributable to Johnson Controls	$13	$437	$481	$1,160

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2022	2021
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$392	$670
Income from continuing operations attributable to noncontrolling interests	79	99
Net income from continuing operations	471	769
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	432	419
Pension and postretirement benefit income	(51)	(299)
Pension and postretirement contributions	(76)	(25)
Equity in earnings of partially-owned affiliates, net of dividends received	20	(107)
Deferred income taxes	(97)	25
Noncash restructuring and impairment charges	361	54
Equity-based compensation	57	32
Other - net	(64)	(64)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(306)	167
Inventories	(619)	(211)
Other assets	(206)	(90)
Restructuring reserves	(19)	(24)
Accounts payable and accrued liabilities	489	510
Accrued income taxes	(68)	4
Cash provided by operating activities from continuing operations	324	1,160

Investing Activities of Continuing Operations
Capital expenditures	(260)	(197)
Sale of property, plant and equipment	35	54
Acquisition of businesses, net of cash acquired	(124)	(10)
Business divestitures, net of cash divested	16	19
Changes in long-term investments	1	15
Cash used by investing activities from continuing operations	(332)	(119)

Financing Activities of Continuing Operations
Increase in short-term debt - net	2,061	225
Repayment of long-term debt	(2)	(258)
Stock repurchases and retirements	(1,035)	(661)
Payment of cash dividends	(430)	(377)
Proceeds from the exercise of stock options	13	133
Employee equity-based compensation withholding taxes	(49)	(29)
Change in noncontrolling interest share	—	(14)
Dividends paid to noncontrolling interests	(118)	(101)
Other - net	4	3
Cash provided (used) by financing activities from continuing operations	444	(1,079)

Discontinued Operations
Cash used by operating activities	(4)	(37)
Cash used by discontinued operations	(4)	(37)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	46	9
Increase (decrease) in cash, cash equivalents and restricted cash	478	(66)
Cash, cash equivalents and restricted cash at beginning of period	1,342	1,960
Cash, cash equivalents and restricted cash at end of period	1,820	1,894
Less: Restricted cash	33	11
Cash and cash equivalents at end of period	$1,787	$1,883

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$17,249	$17,656	$17,562	$17,447

Ordinary Shares
Beginning balance	7	7	7	8
Repurchases and retirements of ordinary shares	—	—	—	(1)
Ending balance	7	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,199)	(1,146)	(1,152)	(1,119)
Other, including options exercised	(1)	(2)	(48)	(29)
Ending balance	(1,200)	(1,148)	(1,200)	(1,148)

Capital in Excess of Par Value
Beginning balance	17,150	16,917	17,116	16,865
Change in noncontrolling interest share	—	(8)	—	(8)
Other, including options exercised	24	125	58	177
Ending balance	17,174	17,034	17,174	17,034

Retained Earnings
Beginning balance	1,638	2,382	2,025	2,469
Net income attributable to Johnson Controls	11	343	392	794
Cash dividends declared	(240)	(195)	(482)	(384)
Repurchases and retirements of ordinary shares	(509)	(315)	(1,035)	(660)
Adoption of ASU 2016-13	—	—	—	(4)
Ending balance	900	2,215	900	2,215

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(347)	(504)	(434)	(776)
Other comprehensive income	2	94	89	366
Ending balance	(345)	(410)	(345)	(410)
Ending Balance	16,536	17,698	16,536	17,698

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,241	1,167	1,191	1,086
Comprehensive income attributable to noncontrolling interests	32	31	75	112
Dividends attributable to noncontrolling interests	(121)	(133)	(121)	(133)
Change in noncontrolling interest share	—	(6)	7	(6)
Ending Balance	1,152	1,059	1,152	1,059

Total Shareholders' Equity	$17,688	$18,757	$17,688	$18,757
Cash Dividends Declared per Ordinary Share	$0.35	$0.27	$0.69	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2022
(unaudited)

1.Basis of Presentation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 15, 2021. The results of operations for the three and six month periods ended March 31, 2022 are not necessarily indicative of results for the Company’s 2022 fiscal year because of seasonal and other factors.

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

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc and its subsidiaries that are consolidated in conformity with U.S. GAAP. All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of during the reporting period are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. Investments in partially-owned affiliates are accounted for by the equity method when the Company’s interest exceeds 20% and the Company does not have a controlling interest.

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

Restricted Cash

At March 31, 2022 and September 30, 2021, the Company held restricted cash of approximately $33 million and $6 million, respectively, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities and certain litigation and environmental matters.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2022
(unaudited)

Retrospective Changes

Effective October 1, 2021, the Company's marine businesses, which were previously included in the Building Solutions Asia Pacific and Global Products segments, became part of the Building Solutions EMEA/LA segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation. Refer to Note 8, "Goodwill and Other Intangible Assets," and Note 20, “Segment Information,” of the notes to the consolidated financial statements for further information.

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

3.Acquisitions and Divestitures

During the first six months of fiscal 2022, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $160 million, of which $124 million was paid as of March 31, 2022. In connection with the acquisitions, the Company recorded goodwill of $45 million within the Building Solutions Asia Pacific segment, $29 million within the Building Solutions EMEA/LA segment and $24 million within the Building Solutions North America segment.

During the first six months of fiscal 2022, the Company completed a divestiture within the Buildings Solutions EMEA/LA segment. The selling price, net of cash divested, was $18 million, of which $16 million was received as of March 31, 2022. In connection with the divestiture, the Company reduced goodwill by $5 million.

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

Acquisitions and divestitures were not material to the Company's consolidated financial statements in the first six months of fiscal 2022 or 2021.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2022
(unaudited)
4.     Discontinued Operations & Assets and Liabilities Held for Sale

On April 30, 2019, the Company completed the sale of its Power Solutions business. In December 2020, the favorable resolution of certain post-closing working capital and net debt adjustments resulted in income from discontinued operations, net of tax, of $124 million due to a reversal of a reserve established in connection with the sale.

The following table summarizes the results of Power Solutions which are classified as discontinued operations (in millions):

Six Months Ended March 31, 2021

Net sales	$—

Income from discontinued operations before income taxes	150
Provision for income taxes on discontinued operations	(26)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—
Income from discontinued operations	$124

There is no Power Solutions related activity for the three and six months ended March 31, 2022 and the three months ended March 31, 2021.

Assets and Liabilities Held for Sale

During the second quarter of fiscal 2022, the Company determined that its Global Retail business within its Building Solutions North America, Building Solutions Asia Pacific and Building Solutions EMEA/LA segments met the criteria to be classified as held for sale. The assets and liabilities of this business are presented as held for sale in the consolidated statements of financial position as of March 31, 2022. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value, less costs to sell in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets". The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of ASC 360-10, should be tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less cost to sell. Accordingly, the Company recorded a non-cash impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income to write down the goodwill related to its North America Retail reporting unit. Refer to Note 8, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for further information regarding the goodwill impairment charges. Additionally, the Company has recorded total impairment charges of $86 million within restructuring and impairment costs in the consolidated statements of income to write down the disposal group to its estimated fair value, less costs to sell. Refer to Note 18, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for further information regarding the impairment charges. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded, which could be material. The business did not meet the criteria to be classified as a discontinued operation as the divestiture of the business does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2022
(unaudited)
The following table summarizes the carrying value of the Global Retail assets and liabilities held for sale (in millions):

March 31, 2022

Accounts receivable - net	$195
Inventories	142
Other current assets	49
Current assets held for sale	$386

Property, plant and equipment - net	$90
Goodwill	7
Other intangible assets - net	544
Other noncurrent assets	279
Noncurrent assets held for sale	$920

Accounts payable	$132
Accrued compensation and benefits	32
Deferred revenue	46
Other current liabilities	116
Current liabilities held for sale	$326

Other noncurrent liabilities	$228
Noncurrent liabilities held for sale	$228

During the third quarter of fiscal 2020, the Company determined that certain noncurrent assets of the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. The estimated fair value, less costs to sell, of these assets was $159 million at March 31, 2022 and $156 million at September 30, 2021.

5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,343	$884	$2,227	$1,272	$820	$2,092
Building Solutions EMEA/LA	536	422	958	466	468	934
Building Solutions Asia Pacific	448	175	623	320	274	594
Global Products	2,290	—	2,290	1,974	—	1,974

Total	$4,617	$1,481	$6,098	$4,032	$1,562	$5,594

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2022
(unaudited)

	Six Months Ended March 31, 2022			Six Months Ended March 31, 2021
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$2,642	$1,737	$4,379	$2,514	$1,612	$4,126
Building Solutions EMEA/LA	1,080	837	1,917	934	948	1,882
Building Solutions Asia Pacific	949	349	1,298	654	544	1,198
Global Products	4,366	—	4,366	3,729	—	3,729

Total	$9,037	$2,923	$11,960	$7,831	$3,104	$10,935

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
HVAC	$1,658	$1,374	$3,141	$2,592
Fire & Security	578	537	1,122	1,025
Industrial Refrigeration	54	63	103	112
Total	$2,290	$1,974	$4,366	$3,729

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	March 31, 2022	September 30, 2021
Contract assets - current	Accounts receivable - net	$1,851	$1,718
Contract assets - noncurrent	Other noncurrent assets	90	99
Contract liabilities - current	Deferred revenue	(1,971)	(1,637)
Contract liabilities - noncurrent	Other noncurrent liabilities	(285)	(269)

For the three months ended March 31, 2022 and March 31, 2021, the Company recognized revenue of $308 million and $221 million, respectively, that was included in the beginning of period contract liability balance. For the six months ended March 31, 2022 and March 31, 2021, the Company recognized revenue of $1,059 million and $935 million, respectively, that was included in the beginning of period contract liability balance.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2022
(unaudited)
allocated to each performance obligation based on the estimated relative standalone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation.

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $17.3 billion, of which approximately 60% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	March 31, 2022	September 30, 2021
Other current assets	$150	$149
Other noncurrent assets	116	117
Total	$266	$266

During both the three months ended March 31, 2022 and 2021, the Company recognized amortization expense of $47 million related to costs to obtain or fulfill a contract. During the six months ended March 31, 2022 and 2021, the Company recognized amortization expense of $97 million and $88 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three and six months ended March 31, 2022 and 2021.

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

The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. For the majority of these agreements, for ease of administration, the Company collects customer payments related to the factored receivables on behalf of the financial institutions but otherwise maintains no continuing involvement with respect to the factored receivables. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. The Company sold $234 million and $368 million of accounts receivable under these factoring agreements during the three and six months ended March 31, 2022, respectively. The cost of factoring such receivables was not material. As of March 31, 2022, $234 million of previously sold receivables were still outstanding. No receivables were factored during the six months ended March 31, 2021.

Accounts receivable, net consisted of the following (in millions):

	March 31, 2022	September 30, 2021
Accounts receivable	$5,768	$5,723
Less: Allowance for expected credit losses	(79)	(110)
Accounts receivable, net	$5,689	$5,613

The changes in the allowance for expected credit losses related to accounts receivable were as follows (in millions):

	Six Months Ended March 31,
	2022	2021
Balance at beginning of period	$110	$173
Provision (benefit) for expected credit losses	(7)	3
Write-offs charged against the allowance for expected credit losses	(20)	(32)
Other	(4)	4
Balance at end of period	$79	$148

7.     Inventories

Inventories consisted of the following (in millions):

	March 31, 2022	September 30, 2021

Raw materials and supplies	$998	$769
Work-in-process	212	166
Finished goods	1,305	1,122
Inventories	$2,515	$2,057

8.    Goodwill and Other Intangible Assets

Effective October 1, 2021, the Company's marine businesses previously included in the Building Solutions Asia Pacific and Global Products reportable segments became part of the Building Solutions EMEA/LA reportable segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation or the allocation of goodwill.

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six-month period ended March 31, 2022 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other
	September 30,					March 31,
	2021					2022

Building Solutions North America	$9,215	$24	$—	$(235)	$12	$9,016
Building Solutions EMEA/LA	2,041	38	(82)	—	(54)	1,943
Building Solutions Asia Pacific	1,237	45	(16)	—	4	1,270
Global Products	5,842	16	—	—	(58)	5,800
Total	$18,335	$123	$(98)	$(235)	$(96)	$18,029

Business divestitures include $77 million and $16 million of goodwill within the Building Solutions EMEA/LA and Building Solutions Asia Pacific reportable segments, respectively, transferred to noncurrent assets held for sale on the consolidated statements of financial position related to plans to dispose of the Global Retail business.

The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. In the second quarter of fiscal 2022, the Company concluded it had a triggering event requiring assessment of goodwill impairment for its North America Retail reporting unit in conjunction with classifying its Global Retail business as held for sale. Refer to Note 4, "Discontinued Operations & Assets and Liabilities Held for Sale," of the notes to the consolidated financial statements for further disclosure related to the Global Retail assets held for sale. As a result, the Company recorded a non-cash impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in the second quarter of fiscal 2022. The North America Retail reporting unit has no remaining goodwill balance as of March 31, 2022. The Company used the market approach to estimate the fair value of the reporting unit based on the relative estimated sales proceeds for the planned disposal of the Global Retail business attributable to the North America Retail reporting unit. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

There were no other triggering events requiring that an impairment assessment be conducted in the six months ended March 31, 2022. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

At March 31, 2022, accumulated goodwill impairment charges totaled $706 million, of which $659 million related to the North America Retail reporting unit and $47 million related to the Building Solutions EMEA/LA reporting unit. At September 30, 2021, accumulated goodwill impairment charges totaled $471 million, of which $424 million related to the North America Retail reporting unit and $47 million related to the Building Solutions EMEA/LA reporting unit.

The Company’s other intangible assets, primarily from business acquisitions valued based on independent appraisals, consisted of (in millions):

	March 31, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,376	$(621)	$755	$1,464	$(629)	$835
Customer relationships	2,853	(1,240)	1,613	3,097	(1,191)	1,906
Miscellaneous	703	(358)	345	750	(354)	396
	4,932	(2,219)	2,713	5,311	(2,174)	3,137
Indefinite-lived intangible assets
Trademarks/trade names	2,176	—	2,176	2,332	—	2,332
Miscellaneous	—	—	—	80	—	80
	2,176	—	2,176	2,412	—	2,412
Total intangible assets	$7,108	$(2,219)	$4,889	$7,723	$(2,174)	$5,549

Amortization of other intangible assets included within continuing operations for the three-month periods ended March 31, 2022 and 2021 was $106 million and $104 million, respectively. Amortization of other intangible assets included within continuing operations for the six month periods ended March 31, 2022 and 2021 was $224 million and $208 million, respectively.

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the six months ended March 31, 2022. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

9.    Leases

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	March 31, 2022	September 30, 2021
Operating lease right-of-use assets	Other noncurrent assets	$1,072	$1,376
Operating lease liabilities - current	Other current liabilities	253	319
Operating lease liabilities - noncurrent	Other noncurrent liabilities	813	1,055

The following table presents supplemental noncash operating lease activity, excluding leases acquired in business combinations (in millions):

	Six Months Ended March 31,
	2022	2021
Right-of-use assets obtained in exchange for operating lease liabilities	$152	$303

10.    Debt and Financing Arrangements

As of March 31, 2022, the Company had a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2022. As of March 31, 2022, there were no draws on the facilities.

In March 2022, the Company entered into two bank term loans totaling €285 million ($318 million as of March 31, 2022) which are both due in March 2023. In November 2021, the Company entered into a €200 million ($223 million as of March 31, 2022) bank term loan which is due in October 2022.

The Company had $1.5 billion of commercial paper outstanding as of March 31, 2022. No commercial paper was outstanding as of September 30, 2021.

Net Financing Charges

Net financing charges consisted of the following (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Interest expense, net of capitalized interest costs	$56	$53	$111	$112
Banking fees and bond cost amortization	5	4	10	12
Interest income	(1)	(3)	(3)	(6)
Net foreign exchange results for financing activities	(9)	(10)	(14)	(15)
Net financing charges	$51	$44	$104	$103

11.    Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation liabilities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 12, "Fair Value Measurements," of the notes to the consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and six months ended March 31, 2022 and 2021.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	March 31, 2022	September 30, 2021

Copper	3,496	2,656
Aluminum	7,310	5,159

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

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in AOCI attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company's net investments globally. The Company had 2.3 billion of euro-denominated bonds designated as net investment hedges of a portion of its net investment in European subsidiaries and 25 billion of yen-denominated debt designated as a net investment hedge of a portion of its net investment in Japanese subsidiaries as of March 31, 2022 and September 30, 2021.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. The Company hedged approximately 0.3 million of its ordinary shares, which have a cost basis of $23 million, as of March 31, 2022 and September 30, 2021.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	September 30,
	2022	2021	2022	2021
Other current assets
Foreign currency exchange derivatives	$29	$15	$19	$17
Commodity derivatives	9	2	—	—
Other noncurrent assets
Equity swap	—	—	22	23
Total assets	$38	$17	$41	$40

Other current liabilities
Foreign currency exchange derivatives	$9	$11	$25	$6
Commodity derivatives	—	1	—	—
Long-term debt
Foreign currency denominated debt	2,795	2,918	—	—
Total liabilities	$2,804	$2,930	$25	$6

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	March 31,	September 30,	March 31,	September 30,
	2022	2021	2022	2021
Gross amount recognized	$79	$57	$2,829	$2,936
Gross amount eligible for offsetting	(18)	(16)	(18)	(16)
Net amount	$61	$41	$2,811	$2,920
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Foreign currency exchange derivatives	$10	$10	$23	$13
Commodity derivatives	6	—	4	1
Total	$16	$10	$27	$14

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2022	2021	2022	2021
Foreign currency exchange derivatives	Cost of sales	$6	$1	$11	$3
Commodity derivatives	Cost of sales	(1)	(2)	(5)	(3)
Interest rate swaps	Net financing charges	—	—	(1)	—
Total		$5	$(1)	$5	$—

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2022	2021	2022	2021
Foreign currency exchange derivatives	Cost of sales	$(3)	$2	$7	$(4)
Foreign currency exchange derivatives	Selling, general and administrative	—	3	—	1
Foreign currency exchange derivatives	Net financing charges	1	100	88	145
Equity swap	Selling, general and administrative	(6)	18	(1)	24
Total		$(8)	$123	$94	$166

Pre-tax gains on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $50 million and $144 million for the three months ended March 31, 2022 and 2021, respectively, and $123 million and $9 million for the six months ended March 31, 2022 and 2021, respectively. No gains or losses were reclassified from CTA into income during the three and six months ended March 31, 2022 and 2021.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$48	$—	$48	$—
Exchange traded funds (fixed income)[1]	23	23	—	—
Commodity derivatives	9	—	9	—
Other noncurrent assets
Deferred compensation plan assets	55	55	—	—
Exchange traded funds (fixed income)[1]	103	103	—	—
Exchange traded funds (equity)[1]	173	173	—	—
Equity swap	22	—	22	—
Total assets	$433	$354	$79	$—
Other current liabilities
Foreign currency exchange derivatives	$34	$—	$34	$—
Contingent earn-out liabilities	36	—	—	36
Other noncurrent liabilities
Contingent earn-out liabilities	25	—	—	25
Total liabilities	$95	$—	$34	$61

	Fair Value Measurements Using:
	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$32	$—	$32	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)[1]	146	146	—	—
Exchange traded funds (equity)[1]	168	168	—	—
Equity swap	23	—	23	—
Total assets	$434	$377	$57	$—
Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	32	—	—	32
Other noncurrent liabilities
Contingent earn-out liabilities	50	—	—	50
Total liabilities	$100	$—	$18	$82

1 Classified as restricted investments for payment of asbestos liabilities. See Note 22, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2021	$82
Acquisitions	21
Reduction for change in estimates	(43)
Currency translation	1
Balance at March 31, 2022	$61

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

Investments in exchange traded funds: Investments in exchange traded funds are valued using a market approach based on quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 22, "Commitments and Contingencies," of the notes to the consolidated financial statements for further information.

Contingent earn-out liabilities: The contingent earn-out liabilities, which are primarily related to the Silent-Aire acquisition, were established using a Monte Carlo simulation based on the forecasted operating results and the earn-out formula specified in the purchase agreement.

The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Deferred compensation plan assets	$(3)	$2	$—	$7
Investments in exchange traded funds	(20)	2	(6)	23

All of the gains (losses) on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At March 31, 2022, the fair value of long-term debt was $7.7 billion, including public debt of $7.5 billion and other long-term debt of $0.2 billion. At September 30, 2021, the fair value of long-term debt was $8.5 billion, including public debt of $8.3 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

A summary of the stock-based awards granted is presented below:

	Six Months Ended March 31,
	2022		2021
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	548,398	$18.59	932,678	$9.36
Stock appreciation rights	19,768	18.59	35,254	9.36
Restricted stock/units	1,267,490	78.50	1,697,257	46.20
Performance shares	482,030	82.88	410,934	50.53

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

	Six Months Ended March 31,
	2022	2021
Expected life of option (years)	6.0	6.5
Risk-free interest rate	1.35%	0.6%
Expected volatility of the Company’s stock	27.8%	27.6%
Expected dividend yield on the Company’s stock	1.71%	2.28%

Stock Appreciation Rights (SARs)

SARs vest under the same terms and conditions as stock option awards; however, they are settled in cash for the difference between the market price on the date of the exercise and the exercise price. As a result, SARs are recorded in the Company's consolidated statements of financial position as a liability until the date of exercise. The fair value of each SAR award is estimated using a similar method and assumptions as described for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

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

	Six Months Ended March 31,
	2022	2021
Risk-free interest rate	0.99%	0.20%
Expected volatility of the Company’s stock	30.0%	30.9%

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Income Available to Ordinary Shareholders
Income from continuing operations	$11	$343	$392	$670
Income from discontinued operations	—	—	—	124
Basic and diluted income available to shareholders	$11	$343	$392	$794

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	699.1	717.1	701.8	720.1
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3.6	4.2	4.4	3.8
Diluted weighted average shares outstanding	702.7	721.3	706.2	723.9

Antidilutive Securities
Stock options and unvested restricted stock	0.3	—	0.2	0.1

15.    Equity

Share repurchase program

For the three and six months ended March 31, 2022, the Company repurchased and immediately retired $509 million and $1,035 million of its ordinary shares, respectively. For the three and six months ended March 31, 2021, the Company repurchased and immediately retired $315 million and $661 million of its ordinary shares, respectively. In March 2021, the Company's Board of Directors approved a $4 billion increase to the Company's share repurchase authorization, adding to the $2 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. As of March 31, 2022, approximately $4 billion remains available under the Company's share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended March 31,
	2022	2021

Foreign currency translation adjustments
Balance at beginning of period	$(337)	$(506)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	(6)	88
Balance at end of period	(343)	(418)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(13)	3
Current period changes in fair value (net of tax effect of $3 and $2)	12	5
Reclassification to income (net of tax effect of $(2) and $0) *	(3)	1
Balance at end of period	(4)	9

Pension and postretirement plans
Balance at beginning of period	3	(1)
Reclassification to income (net of tax effect of $(1) and $0)	(1)	—
Balance at end of period	2	(1)

Accumulated other comprehensive loss, end of period	$(345)	$(410)

	Six Months Ended March 31,
	2022	2021

Foreign currency translation adjustments
Balance at beginning of period	$(421)	$(778)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	78	360
Balance at end of period	(343)	(418)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(17)	2
Current period changes in fair value (net of tax effect of $6 and $4)	16	7
Reclassification to income (net of tax effect of $(2) and $0) *	(3)	—
Balance at end of period	(4)	9

Pension and postretirement plans
Balance at beginning of period	4	—
Reclassification to income (net of tax effect of $(1) and $0)	(2)	(1)
Balance at end of period	2	(1)

Accumulated other comprehensive loss, end of period	$(345)	$(410)

* Refer to Note 11, "Derivative Instruments and Hedging Activities," of the notes to the consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

16.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Interest cost	$11	$11	$21	$22
Expected return on plan assets	(41)	(42)	(82)	(84)
Net actuarial (gain) loss	60	(203)	18	(203)
Settlement (gain) loss	2	(4)	1	(4)
Net periodic benefit cost (credit)	$32	$(238)	$(42)	$(269)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Service cost	$5	$6	$11	$13
Interest cost	10	8	20	16
Expected return on plan assets	(21)	(27)	(42)	(55)
Net actuarial gain	(1)	—	(1)	—
Settlement loss	8	—	8	—
Net periodic benefit cost (credit)	$1	$(13)	$(4)	$(26)

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Interest cost	$1	$1	$1	$1
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net periodic benefit credit	$(2)	$(2)	$(5)	$(4)

Cumulative fiscal 2022 lump sum payouts triggered remeasurement events for certain pension plans in both the first and second quarters of fiscal 2022. During the three and six months ended March 31, 2022, the Company recognized net actuarial losses of $59 million and $17 million, respectively, primarily due to unfavorable plan asset performance, partially offset by increases in discount rates.

During the second quarter of fiscal 2021, the amount of cumulative fiscal 2021 lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial gains of $203 million, primarily due to increases in discount rates and favorable plan asset performance.

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

In fiscal 2021, the Company committed to a significant multi-year restructuring plan ("2021 Plan") which is expected to be completed during fiscal 2023. During the three and six months ended March 31, 2022, the Company recorded $27 million and $76 million of restructuring and impairment costs related to the 2021 Plan in the consolidated statements of income. The total amount expected to be incurred for this restructuring plan is $385 million across all segments and at Corporate.

The following table summarizes restructuring and impairment costs related to the 2021 Plan (in millions):

	Six Months Ended March 31, 2022	Inception to March 31, 2022

Building Solutions North America	$13	$83
Building Solutions EMEA/LA	10	39
Building Solutions Asia Pacific	11	39
Global Products	39	130
Corporate	3	27
Total	$76	$318

The following table summarizes the changes in the Company’s 2021 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$68	$98	$76	$242
Utilized—cash	(28)	—	(51)	(79)
Utilized—noncash	—	(98)	—	(98)
Balance at September 30, 2021	40	—	25	65
Additional restructuring costs	37	4	35	76
Utilized—cash	(40)	—	(25)	(65)
Utilized—noncash	—	(4)	—	(4)
Currency translation	(1)	—	—	(1)
Balance at March 31, 2022	$36	$—	$35	$71

The 2021 Plan included workforce reductions of approximately 4,500 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of March 31, 2022, approximately 2,800 of the employees have been separated from the Company pursuant to the 2021 Plan.

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

In the second quarter of fiscal 2022, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with classifying its Global Retail business as held for sale. As a result, the Company fully impaired $36 million of internal-use software projects that were no longer probable of being completed. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value, less costs to sell. Accordingly, the Company recorded an additional impairment charge of $86 million within restructuring and impairment costs in the consolidated statements of income to write down the carrying value of the assets held for sale to the fair value, based on estimated sale proceeds for the planned disposal, less costs to sell. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second quarter of fiscal 2021, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with its restructuring actions announced in fiscal 2021. As a result, the Company reviewed the long-lived assets for impairment and recorded $54 million of asset impairment charges within restructuring and impairment costs in the consolidated statements of income. Of the total impairment charges, $29 million related to the Building Solutions North America segment, $16 million related to the Global Products segment, $5 million related to Corporate assets and $4 million related to the Building Solutions Asia Pacific segment. Refer to Note 17, "Significant Restructuring and Impairment Costs," of the notes to the consolidated financial statements for additional information. The impairments were measured under a market approach utilizing an appraisal to determine fair values of the impaired assets. This method is consistent with the methods the Company employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

At March 31, 2022 and 2021, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended March 31, 2022, the Company's effective tax rate for continuing operations was 52.7% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business, and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2022, the Company's effective tax rate for continuing operations was 21.5% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business, and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives. For the three months ended March 31, 2021, the Company's effective tax rate for continuing operations was 34.5% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2021, the Company's effective tax rate for continuing operations was 26.0% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2021, the Company had gross tax-effected unrecognized tax benefits of $2,726 million, of which $2,268 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2021 was approximately $252 million (net of tax benefit). Total net accrued interest during the six months ended March 31, 2022 and 2021 was approximately $30 million (net of tax benefit) and approximately $24 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2021
Germany	2007 - 2018
Luxembourg	2017 - 2018
Mexico	2015 - 2020
United Kingdom	2014 - 2015, 2017 - 2018

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

During the three months ended March 31, 2022, the Company recorded net mark-to-market losses of $89 million which generated a $21 million tax benefit, restructuring and impairment costs of $384 million which generated a $7 million tax benefit and a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business which resulted in a tax charge of $13 million.

During the six months ended March 31, 2022, the Company recorded net mark-to-market losses of $32 million which generated a $7 million tax benefit, restructuring and impairment costs of $433 million which generated a $14 million tax benefit and a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries which resulted in a tax charge of $13 million.

During the three and six months ended March 31, 2021, the Company recorded pension mark-to-market gains of $207 million which generated tax expense of $53 million and $96 million of restructuring and impairment costs which generated a $15 million tax benefit.

Tax expenses and benefits for the above transactions reflect the Company’s current tax positions in the impacted jurisdictions. Refer to Note 17, “Significant Restructuring and Impairment Costs,” and Note 18, “Impairment of Long-Lived Assets,” of the notes to the consolidated financial statements for additional information.

Impacts of Tax Legislation

During the six months ended March 31, 2022, tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

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

Effective October 1, 2021, the Company's marine businesses previously included in Building Solutions Asia Pacific and Global Products reportable segments became part of Building Solutions EMEA/LA reportable segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Building Solutions North America	$2,227	$2,092	$4,379	$4,126
Building Solutions EMEA/LA	958	934	1,917	1,882
Building Solutions Asia Pacific	623	594	1,298	1,198
Global Products	2,290	1,974	4,366	3,729
Total net sales	$6,098	$5,594	$11,960	$10,935

	Segment EBITA
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Building Solutions North America	$235	$266	$485	$521
Building Solutions EMEA/LA	79	88	183	186
Building Solutions Asia Pacific	74	73	142	150
Global Products	412	284	713	496
Total segment EBITA	800	711	1,523	1,353

Corporate expenses	(60)	(70)	(130)	(137)
Amortization of intangible assets	(106)	(104)	(224)	(208)
Restructuring and impairment costs	(384)	(96)	(433)	(96)
Net mark-to-market adjustments	(89)	209	(32)	230
Net financing charges	(51)	(44)	(104)	(103)
Income from continuing operations before income taxes	$110	$606	$600	$1,039

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

The Company’s product warranty liability for continuing operations is recorded in the consolidated statements of financial position in other current liabilities if the warranty is less than one year and in other non-current liabilities if the warranty extends longer than one year.

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations were as follows (in millions):

	Six Months Ended March 31,
	2022	2021

Balance at beginning of period	$192	$167
Accruals for warranties issued during the period	44	39
Accruals from acquisition and divestitures	(1)	(1)
Changes in estimates to pre-existing warranties	(8)	14
Settlements made (in cash or in kind) during the period	(39)	(33)
Currency translation	(2)	—
Balance at end of period	$186	$186

22.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2022	September 30, 2021

Other current liabilities	$50	$48
Other noncurrent liabilities	34	54
Total reserves for environmental liabilities	$84	$102

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

A substantial portion of the Company’s environmental reserves relates to remediation efforts to be undertaken to address contamination relating to fire-fighting foams containing PFAS compounds at or near the FTC, as well as the continued remediation of arsenic and other contaminants at the Tyco Fire Products Stanton Street manufacturing facility also located in Marinette, Wisconsin (the “Stanton Street Facility”). The use of fire-fighting foams at the FTC was primarily for training and testing purposes in order to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports or elsewhere. The Company’s reserves for remediation efforts at or near the FTC are based on a comprehensive review by independent environmental consultants related to the presence of PFAS at or near the FTC, as well as remediation discussions with the WDNR. The Company is not able to estimate a possible loss or range of loss, if any, in excess of the established accruals at this time.

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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR’s requests. The lawsuit is presently at the beginning stages of litigation: Tyco Fire Products and Johnson Controls, Inc. each filed Answers to the Complaint on April 4, 2022. The Company is vigorously defending this civil enforcement action and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. The Company's conditional asset retirement obligations for continuing operations were $29 million at both March 31, 2022 and September 30, 2021.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2022	September 30, 2021

Other current liabilities	$58	$58
Other noncurrent liabilities	390	400
Total asbestos-related liabilities	448	458
Other current assets	36	13
Other noncurrent assets	326	365
Total asbestos-related assets	362	378
Net asbestos-related liabilities	$86	$80

The following table presents the components of asbestos-related assets (in millions):

	March 31, 2022	September 30, 2021

Restricted
Cash	$6	$6
Investments	299	314
Total restricted assets	305	320
Insurance recoveries for asbestos-related liabilities	57	58
Total asbestos-related assets	$362	$378

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

The following table presents the location and amount of insurable liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2022	September 30, 2021

Other current liabilities	$82	$77
Accrued compensation and benefits	22	22
Other noncurrent liabilities	216	226
Total insurable liabilities	$320	$325

The following table presents the location and amount of insurable receivables in the Company's consolidated statements of financial position (in millions):

	March 31, 2022	September 30, 2021

Other current assets	$5	$5
Other noncurrent assets	15	15
Total insurable receivables	$20	$20

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 33 putative class actions in federal courts originating from Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, Washington, New Hampshire, South Carolina, the District of Columbia, Guam, West Virginia, Michigan, Texas and South Dakota. All of these cases except one have been direct-filed in or transferred to the MDL.

AFFF Individual or Mass Actions

There are more than 2,200 individual or “mass” actions pending that were filed in state or federal court in various states including California, Colorado, New York, Pennsylvania, New Mexico, Missouri, Arizona, Texas, and South Carolina against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 2,100 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly filed state court actions will be similarly tagged and transferred. There are four matters that are proceeding in state courts — three in Arizona and one in Texas.

AFFF Municipal Cases

Chemguard and Tyco Fire Products have been named as defendants in approximately 183 cases in federal and state courts involving municipal or water provider plaintiffs in Alaska, Alabama, Arizona, California, Colorado, Connecticut, Florida, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, Washington, West Virginia, Wisconsin, the District of Columbia, and several municipalities or water providers from various states who direct-filed complaints in South Carolina. All but four of these cases have been transferred to or directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property.

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

In February 2022, the Attorney General of the State of Colorado filed a lawsuit in Colorado state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land and natural resources, public health, and State property allegedly resulting from the use of firefighting foams at various locations throughout the State. This complaint has been removed to federal court and transferred to the MDL.

In April 2022, the Attorney General of the State of Florida filed a lawsuit in Florida state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage to the State’s natural resources and public health allegedly resulting from the use of firefighting foams at various locations throughout the State. It is anticipated that this complaint will be removed to federal court and transferred to the MDL.

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

The following table presents net sales to and purchases from related parties (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net sales to related parties	$48	$53	$83	$97
Purchases from related parties	47	37	91	66

The following table presents receivables from and payables to related parties in the consolidated statements of financial position (in millions):

	March 31, 2022	September 30, 2021

Receivable from related parties	$63	$73
Payable to related parties	27	45

Additionally, the Company leases certain facilities used in its operations from a related party. As of March 31, 2022, the right-of-use asset and lease liability associated with these leases were $10 million. As of September 30, 2021, the right-of-use asset associated with these leases was $11 million and the lease liability was $10 million. Amounts paid for these leases were not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company’s ability to manage general economic, business, capital market and geopolitical conditions, including global price inflation, shortages impacting the availability of raw materials and component products and the current conflict between Russia and Ukraine; the Company’s ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the strength of the U.S. or other economies; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status; the ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable regulatory requirements; changes to laws or policies governing foreign trade, including economic sanctions, increased tariffs or trade restrictions; maintaining the capacity, reliability and security of the Company’s enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company’s digital platforms and services; the risk of infringement or expiration of intellectual property rights; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the outcome of litigation and governmental proceedings; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; fluctuations in currency exchange rates; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2021 filed with the United States Securities and Exchange Commission ("SEC") on November 15, 2021, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 and Item 1A of Part II of this Quarterly Report on Form 10-Q. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2021 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 15, 2021. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended March 31, 2022 compared to the three months ended March 31, 2021, while "Year-to-Date" refers to the six months ended March 31, 2022 compared to the six months ended March 31, 2021.

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

The Company has experienced, and expects to continue to experience, increased input material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, the conflict between Russia and Ukraine, government-mandated actions in response to COVID-19 and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been to positively impact revenue due to increased demand and price increases in response to inflation and negatively impact margins due to supply chain disruptions and cost pressures. The Company has also experienced delays in converting its backlog due to continued supply chain disruptions, negatively impacting both revenues and margins. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022. Therefore, the Company could experience further disruptions, shortages and cost increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

During the second quarter of fiscal 2022, the Company suspended its operations in Russia in response to the conflict between Russia and Ukraine. Although this decision has not had and is not expected to have a material impact on the Company’s operating results, the broader consequences of this conflict, including heightened supply chain disruption, inflation, economic instability and other factors have and could continue to adversely impact the Company’s results of operations. In addition, other potential consequences of the conflict could impact the Company’s results of operations in the future. See Item 1A of Part II of this Form 10-Q for more information on the potential adverse impacts of the Russia/Ukraine conflict.

Impact of COVID-19 pandemic

The global outbreak of COVID-19 severely restricted the level of economic activity around the world and caused a significant contraction in the global economy.

The Company’s affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. During the first six months of fiscal 2022, the Company’s facilities generally operated at normal levels, however the Company has experienced some disruptions to its business in China due to government-mandated lockdowns in several major cities. It is expected that the impact of these lockdowns will continue into the third quarter of fiscal 2022.

The Company continues to focus its efforts on preserving the health and safety of its employees and customers, as well as maintaining the continuity of its operations. The Company modified its business practices in response to the COVID-19 outbreak and instituted preventive measures at its facilities. The Company has adopted and implemented a multifaceted framework to guide its decision making as it reopens its offices and facilities to employees.

The Company has experienced increases in both demand and volumes as governments have distributed vaccines and lifted COVID-19-related restrictions, leading to increases in retrofit activity and commercial building construction. The global pandemic has also provided the Company with the opportunity to help its customers by delivering solutions and support that enhance the safety and increase the efficiency of their operations. As a result of the pandemic, the Company has seen an increase in demand for its products and solutions that promote building health and optimize customers’ infrastructure.

However, the Company continues to be influenced by COVID-19-related trends impacting site access and the labor force, which have and may continue to negatively impact the Company’s revenues and margins. Challenges in reaching sufficient vaccination levels and the introduction of new variants of COVID-19 have caused some governments to extend or reinstitute lockdowns and similar restrictive measures, which, in some cases, have limited the Company’s ability to access customer sites to install and maintain its products and deliver services. In addition, the Company has experienced and continues to experience labor shortages at certain facilities as the Company expands its production capacity to meet increased customer demand. Although the Company is mitigating these shortages through focused recruitment efforts and competitive compensation packages, the Company could continue to experience such shortages in the future. In addition, the Company’s efforts to comply with vaccination mandates instated by governments and customers, including requirements that some or all of the Company's employees and subcontractors be fully vaccinated against COVID-19, could result in increased labor attrition or disruption, and could adversely impact the Company’s ability to deliver services to its customers.

The extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity, and regulatory actions taken to contain its impact on public health and the global economy. See Item 1A of Part II of the Company's Form 10-Q for the quarterly period ending December 31, 2021 for additional discussion of risks related to COVID-19.

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

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Net sales	$6,098	$5,594	9%	$11,960	$10,935	9%

The increase in consolidated net sales for the three months ended March 31, 2022 was due to higher organic sales ($503 million) and incremental sales from acquisitions ($119 million), partially offset by the unfavorable impact of foreign currency translation ($110 million), and lower sales due to business divestitures ($8 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 9% as compared to the prior year, attributable to higher volumes and increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the six months ended March 31, 2022 was due to higher organic sales ($943 million) and incremental sales from acquisitions ($247 million), partially offset by the unfavorable impact of foreign currency translation ($155 million), and lower sales due to business divestitures ($10 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 9% as compared to the prior year, attributable to higher volumes and increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Cost of sales	$4,141	$3,651	13%	$8,112	$7,264	12%
Gross profit	1,957	1,943	1%	3,848	3,671	5%
% of sales	32.1%	34.7%		32.2%	33.6%

Cost of sales and gross profit increased for the three-month period ended March 31, 2022, and gross profit as a percentage of sales decreased by 260 basis points. Gross profit increased due to organic sales growth, business acquisitions, and favorable foreign currency translation ($77 million), partially offset by the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($66 million). Gross profit as a percentage of sales decreased as the benefit of volume leverage was more than offset by supply chain inefficiencies and price/cost pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Cost of sales and gross profit increased for the six-month period ended March 31, 2022, and gross profit as a percentage of sales decreased by 140 basis points. Gross profit increased due to organic sales growth, business acquisitions, favorable foreign currency translation ($111 million), partially offset by the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($57 million). Gross profit as a percentage of sales decreased as the benefit of volume leverage was more than offset by supply chain inefficiencies and price/cost pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Selling, general and administrative expenses	$1,454	$1,253	16%	$2,823	$2,547	11%
% of sales	23.8%	22.4%		23.6%	23.3%

Selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 2022 increased $201 million, and SG&A as a percentage of sales increased by 140 basis points. The increase in SG&A was primarily due to the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($210 million), absence of certain one-time cost mitigation actions, the unfavorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments and current year business acquisitions, partially offset by a favorable earn-out liability adjustment ($43 million) and favorable foreign currency translation ($24 million). Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Selling, general and administrative expenses ("SG&A") for the six-month period ended March 31, 2022 increased $276 million, and SG&A as a percentage of sales increased by 30 basis points. The increase in SG&A was primarily due to the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($176 million), the absence of certain one-time cost mitigation actions, incremental sales investments and current year business acquisitions and the unfavorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments, partially offset by a favorable earn-out liability adjustment ($43 million) and favorable foreign currency translation ($34 million). Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Restructuring and impairment costs	$384	$96	*	$433	$96	*
* Measure not meaningful

Refer to Note 17, "Significant Restructuring and Impairment Costs," and Note 18, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements and "Restructuring" below within this Item 2 for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Net financing charges	$51	$44	16%	$104	$103	1%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Equity income	$42	$56	-25%	$112	$114	-2%

The decrease in equity income for the three months ended March 31, 2022 was primarily due to lower income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

The decrease in equity income for the six months ended March 31, 2022 was primarily due to lower income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture, partially offset by higher income at certain partially-owned affiliates within the Building Solutions EMEA/LA segment. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Income tax provision	$58	$209	-72%	$129	$270	-52%
Effective tax rate	52.7%	34.5%		21.5%	26.0%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended March 31, 2022, the Company's effective tax rate for continuing operations was 52.7% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business, and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2022, the Company's effective tax rate for continuing operations was 21.5% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business, and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives. For the three months ended March 31, 2021, the Company's effective tax rate for continuing operations was 34.5% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the six months ended March 31, 2021, the Company's effective tax rate for continuing operations was 26.0% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. The effective tax rate for the six months ended March 31, 2022 decreased as compared to the six months ended March 31, 2021 primarily due to the discrete tax items. Refer to Note 19, "Income Taxes," of the notes to the consolidated financial statements for further detail.

Income From Discontinued Operations, Net of Tax

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Income from discontinued operations, net of tax	$—	$—	*	$—	$124	*
* Measure not meaningful

Refer to Note 4, "Discontinued Operations & Assets and Liabilities Held for Sale," of the notes to the consolidated financial statements for further information regarding the Company's discontinued operations.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Income from continuing operations attributable to noncontrolling interests	$41	$54	-24%	$79	$99	-20%

The decrease in income from continuing operations attributable to noncontrolling interests for the three and six months ended March 31, 2022 was primarily due to lower net income at certain partially-owned affiliates within the Global Products segment.

Net Income Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Net income attributable to Johnson Controls	$11	$343	-97%	$392	$794	-51%

The decrease in net income attributable to Johnson Controls for the three months ended March 31, 2022 was primarily due to higher restructuring and impairment costs and higher SG&A, partially offset by lower income tax provision. The decrease in net income attributable to Johnson Controls for the six months ended March 31, 2022 was primarily due to higher restructuring and impairment costs, higher SG&A and prior year income from discontinued operations, partially offset by higher gross profit and lower income tax provision.

Diluted earnings per share attributable to Johnson Controls for the three months ended March 31, 2022 was $0.02 compared to $0.48 for the three months ended March 31, 2021. Diluted earnings per share attributable to Johnson Controls for the six months ended March 31, 2022 was $0.56 compared to $1.10 for the six months ended March 31, 2021.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Comprehensive income attributable to Johnson Controls	$13	$437	-97%	$481	$1,160	-59%

The decrease in comprehensive income attributable to Johnson Controls for the three months ended March 31, 2022 was due to lower net income attributable to Johnson Controls ($332 million) and a decrease in other comprehensive income attributable to Johnson Controls ($92 million) resulting primarily from currency translation adjustments. The year-over-year unfavorable foreign currency translation adjustments were primarily driven by the strengthening of the British pound against the U.S. dollar in the prior quarter.

The decrease in comprehensive income attributable to Johnson Controls for the six months ended March 31, 2022 was due to lower net income attributable to Johnson Controls ($402 million) and a decrease in other comprehensive income attributable to Johnson Controls ($277 million) resulting primarily from currency translation adjustments. The year-over-year unfavorable foreign currency translation adjustments were primarily driven by the strengthening of the British pound, euro and Mexican peso against the U.S. dollar in the prior year.

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

Effective October 1, 2021, the Company's marine businesses previously included in Building Solutions Asia Pacific and Global Products reportable segments are now part of Building Solutions EMEA/LA reportable segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation. Refer to Note 20, “Segment Information,” of the notes to the consolidated financial statements for further information.

Beginning on October 1, 2021, the Company began reporting certain retrofit projects in Building Solutions EMEA/LA and Building Solutions Asia Pacific as products and systems revenue on a prospective basis as they have evolved to be more aligned with other install offerings.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Building Solutions North America	$2,227	$2,092	6%	$4,379	$4,126	6%
Building Solutions EMEA/LA	958	934	3%	1,917	1,882	2%
Building Solutions Asia Pacific	623	594	5%	1,298	1,198	8%
Global Products	2,290	1,974	16%	4,366	3,729	17%
	$6,098	$5,594	9%	$11,960	$10,935	9%

Three Months:

•The increase in Building Solutions North America was due to higher volumes and prices ($131 million) and incremental sales related to business acquisitions ($4 million). The sales increase was led by high-single digit growth in service and strong growth in the HVAC & Controls platform.

•The increase in Building Solutions EMEA/LA was due to higher volumes and prices ($70 million) and incremental sales related to business acquisitions ($7 million), partially offset by the unfavorable impact of foreign currency translation ($45 million) and business divestitures ($8 million). The increase in sales was driven by low double-digit growth in service and strong performance in Fire & Security platforms. By region, strong growth in Europe and Latin America was partially offset by continued weakness in the Middle East.

•The increase in Building Solutions Asia Pacific was due to higher volumes and prices ($36 million) and incremental sales related to business acquisitions ($10 million), partially offset by the unfavorable impact of foreign currency translation ($17 million). The increase in sales was led by strong demand for Commercial Applied HVAC & Controls and Industrial Refrigeration equipment. China remains the primary source of growth.

•The increase in Global Products was due to higher volumes and prices ($266 million) and incremental sales related to business acquisitions ($98 million), partially offset by the unfavorable impact of foreign currency translation ($48 million). Sales growth was driven by broad-based demand for Commercial and Residential HVAC and Fire & Security products.

Year-to-Date:

•The increase in Building Solutions North America was due to higher volumes and prices ($238 million), incremental sales related to business acquisitions ($9 million) and the favorable impact of foreign currency translation ($6 million). The sales increase was led by strong growth in service and the HVAC & Controls platform.

•The increase in Building Solutions EMEA/LA was due to higher volumes and prices ($96 million) and incremental sales related to business acquisitions ($15 million), partially offset by the unfavorable impact of foreign currency translation ($67 million) and business divestitures ($9 million). The increase in sales was driven by growth in service and strong performance in Fire & Security. By region, strong growth in Europe and Latin America was partially offset by continued weakness in the Middle East.

•The increase in Building Solutions Asia Pacific was due to higher volumes and prices ($105 million) and incremental sales related to business acquisitions ($19 million), partially offset by the unfavorable impact of foreign currency translation ($23 million) and business divestitures ($1 million). The increase in sales was led by strong demand for Commercial Applied HVAC & Controls. China remains the primary source of growth.

•The increase in Global Products was due to higher volumes and prices ($504 million) and incremental sales related to business acquisitions ($204 million), partially offset by the unfavorable impact of foreign currency translation ($71 million). Sales growth was driven by broad-based demand Commercial and Residential HVAC and Fire & Security products.

Segment EBITA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2022	2021	Change	2022	2021	Change

Building Solutions North America	$235	$266	-12%	$485	$521	-7%
Building Solutions EMEA/LA	79	88	-10%	183	186	-2%
Building Solutions Asia Pacific	74	73	1%	142	150	-5%
Global Products	412	284	45%	713	496	44%
	$800	$711	13%	$1,523	$1,353	13%

Three Months:

•The decrease in Building Solutions North America was primarily due to continued investment spending and lower absorption related to supply chain disruptions and labor constraints, partially offset by favorable volumes and productivity savings.

•The decrease in Building Solutions EMEA/LA was primarily due to the suspension of operations in Russia ($11 million), supply chain disruptions, unfavorable mix, lower equity income and the unfavorable impact of foreign currency translation ($4 million), partially offset by favorable price/cost and productivity savings.

•The increase in Building Solutions Asia Pacific was primarily due to productivity savings, partially offset by unfavorable price/cost, supply chain disruptions, unfavorable mix and the unfavorable impact of foreign currency translation ($4 million).

•The increase in Global Products was primarily due to favorable volumes and mix, productivity savings and a favorable earn-out liability adjustment ($43 million), partially offset by unfavorable price/cost, continued investment spending, lower equity income driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture ($13 million) and the unfavorable impact of foreign currency translation ($1 million).

Year-to-Date:

•The decrease in Building Solutions North America was primarily due to continued investment spending and lower absorption related to supply chain disruptions and labor constraints, partially offset by favorable volumes, productivity savings and foreign currency translation ($2 million).

•The decrease in Building Solutions EMEA/LA was primarily due to the suspension of operations in Russia ($11 million) and the unfavorable impact of foreign currency translation ($6 million), partially offset by favorable price/cost and productivity savings.

•The decrease in Building Solutions Asia Pacific was primarily due to unfavorable mix, unfavorable price/cost and the unfavorable impact of foreign currency translation ($6 million), partially offset by favorable volume leverage and productivity savings.

•The increase in Global Products was primarily due to favorable volumes and mix, productivity savings, a favorable earn-out liability adjustment ($43 million) and the favorable impact of foreign currency translation ($1 million), partially offset by unfavorable price/cost and lower equity income driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture ($5 million).

Backlog

The Company’s backlog is applicable to its sales of systems and services. At March 31, 2022, the backlog was $11.4 billion, of which $10.9 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At March 31, 2022, remaining performance obligations were $17.3 billion, which is $5.9 billion higher than the Company's backlog of $11.4 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

•Remaining performance obligations include large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which are services to be performed over the building's lifetime with initial contract terms of 25 to 35 years for the entire term of the contract versus backlog which includes only the lifecycle period of these contracts which approximates five years;
•The Company excludes from remaining performance obligations certain contracts with customers with a term of one year or less or contracts that are cancelable without substantial penalty while these contracts are included within backlog; and
•Remaining performance obligations include the full remaining term of service contracts with substantial termination penalties versus backlog which includes only one year for all outstanding service contracts.

The Company reports backlog as it believes it is a useful measure of evaluating the Company's operational performance and relationship to total orders.

Liquidity and Capital Resources

Working Capital

	March 31,	September 30,
(in millions)	2022	2021	Change

Current assets	$11,612	$9,998
Current liabilities	(11,654)	(9,098)
	(42)	900	*

Less: Cash and cash equivalents	(1,787)	(1,336)
Add: Short-term debt	2,044	8
Add: Current portion of long-term debt	240	226
Less: Current assets held for sale	(386)	—
Add: Current liabilities held for sale	326	—
Working capital (as defined)	$395	$(202)	*

Accounts receivable - net	$5,689	$5,613	1%
Inventories	2,515	2,057	22%
Accounts payable	4,101	3,746	9%

* Measure not meaningful

•The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and current assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items and businesses to be divested, provides a more useful measurement of the Company’s operating performance.

•The increase in working capital at March 31, 2022 as compared to September 30, 2021, was primarily due to an increase in inventory due to supply chain disruptions and a decrease in accrued compensation and benefits liabilities, partially offset by an increase in accounts payable and deferred revenue.

•The Company’s days sales in accounts receivable at March 31, 2022 and September 30, 2021 were 58 days for both periods. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended March 31, 2022 were lower than the comparable period ended September 30, 2021, primarily due to supply chain disruptions.

•Days in accounts payable at March 31, 2022 were 84 days, higher than 76 days at the comparable period ended September 30, 2021, primarily due to timing.

Cash Flows From Continuing Operations

	Six Months Ended March 31,
(in millions)	2022	2021

Cash provided by operating activities	$324	$1,160
Cash used by investing activities	(332)	(119)
Cash provided (used) by financing activities	444	(1,079)

•The decrease in cash provided by operating activities was primarily due to increases in accounts receivable and inventory.

•The increase in cash used by investing activities was primarily due to higher cash payments made for acquisitions and capital expenditures.

•The increase in cash provided by financing activities was primarily due to higher net short-term debt borrowings, partially offset by higher stock repurchases.

Capitalization

	March 31,	September 30,
(in millions)	2022	2021	Change

Short-term debt	$2,044	$8
Current portion of long-term debt	240	226
Long-term debt	7,366	7,506
Total debt	9,650	7,740	25%
Less: Cash and cash equivalents	1,787	1,336
Total net debt	7,863	6,404	23%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	16,536	17,562	-6%
Total capitalization	$24,399	$23,966	2%

Total net debt as a % of total capitalization	32.2%	26.7%

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

•As of March 31, 2022, approximately $4 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.35 per common share in the quarter ended March 31, 2022. It has increased its dividend for two consecutive quarters and 30% since the fourth quarter of 2021. The Company intends to continue paying dividends throughout fiscal 2022.

•The Company believes its capital resources and liquidity position at March 31, 2022 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2022 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the second quarter of fiscal 2022, the Company took advantage of low interest rates in euro commercial paper markets and borrowed $1.5 billion in commercial paper, which the Company intends to repay by the end of the fiscal year. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in December 2022. There were no draws on the revolving credit facilities as of March 31, 2022 and September 30, 2021. The Company estimates that, as of March 31, 2022, it could borrow up to $1.5 billion based on average borrowing levels during the second quarter of fiscal 2022 on committed credit lines. The Company maintains a shelf registration statement with the SEC under which it may issue additional debt securities, ordinary shares, preferred shares, depositary shares, warrants purchase contracts and units that may be offered in one or more offerings on terms to be determined at the time of the offering. The Company anticipates that the proceeds of any offering would be used for general corporate purposes, including repayment of indebtedness, acquisitions, additions to working capital, repurchases of ordinary shares, dividends, capital expenditures and investments in the Company's subsidiaries. In addition, the Company held cash and cash equivalents of $1.8 billion as of March 31, 2022. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of March 31, 2022, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2022, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2022, the Company believes the long-term rate of return will approximate 7.00%, 3.70% and 5.30% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2022, the Company made approximately $76 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2022. The Company expects to contribute $3 million in cash to its postretirement plans in fiscal 2022.

•The Company earns a significant amount of its income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested except in limited circumstances. However, in fiscal 2022, the Company provided income tax expense related to a change in the Company's assertion over the outside basis differences of the Company’s investment in certain subsidiaries as the result of the planned divestiture of its Global Retail business. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. The Company's intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

•The Company may from time to time purchase its outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

•Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for additional information on items impacting capitalization.

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

•In fiscal 2021, the Company announced plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions intended to drive $250 million in annual run rate savings by fiscal 2023. The one-time pre-tax costs associated with these actions are estimated to be approximately $385 million across all segments and at Corporate. During the three and six months ended March 31, 2022, the Company recorded $27 million and $76 million, respectively, of costs resulting from the 2021 restructuring plan. The restructuring action is expected to be substantially complete in fiscal 2023. The Company has outstanding restructuring reserves of $71 million at March 31, 2022, all of which is expected to be paid in cash.

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

The following table presents summarized income statement information (in millions):

	Six Months Ended March 31, 2022	Year Ended September 30, 2021
Net sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(113)	(212)
Net loss	(113)	(212)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(113)	(212)

Excluded from the table above are intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Six Months Ended March 31, 2022	Year Ended September 30, 2021
Net sales	$—	$—
Gross profit	—	—
Income from continuing operations	47	223
Net income	47	223
Income attributable to noncontrolling interests	—	—
Net income attributable to the entity	47	223

The following table presents summarized balance sheet information as of March 31, 2022 and September 30, 2021 (in millions):

	March 31, 2022	September 30, 2021
Current assets	$361	$1,036
Noncurrent assets	265	280
Current liabilities	3,799	1,825
Noncurrent liabilities	7,129	7,260
Noncontrolling interests	—	—

Excluded from the table above are intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	March 31, 2022	September 30, 2021
Current assets	$1,154	$465
Noncurrent assets	2,987	2,992
Current liabilities	1,892	1,660
Noncurrent liabilities	7,070	7,199
Noncontrolling interests	—	—

The same accounting policies as described in Note 1, "Summary of Significant Accounting Policies," of the Company's Annual Report on 10-K for the year ended September 30, 2021 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to the consolidated financial statements.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company’s critical accounting estimates requiring significant judgement that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Refer to Note 22, "Commitments and Contingencies," of the notes to the consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

The description of certain risk factors described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 is supplemented in Item 1A of Part II of Form 10-Q for the quarterly period ending December 31, 2021 filed with the SEC on February 2, 2022. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in our 2021 Annual Report and the Quarterly Report on Form 10-Q for the three-month period ended December 31, 2021.

The ability of suppliers to deliver raw materials, parts and components to our manufacturing facilities, and our ability to manufacture without disruption, could affect our results of operations.

We use a wide range of materials (primarily steel, copper and aluminum) and components (including semiconductors and other electronic components) in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, global geopolitical instability (including the Russia/Ukraine conflict), price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation, all of which could continue or escalate in the future. In addition, some of our subcontractors have also experienced supply chain and labor disruptions, which have and are expected to continue to impact our ability to timely complete projects and convert our backlog. The effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, increased cost for decarbonizing process heating, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate these risks. Such disruptions have and could continue to interrupt our ability to manufacture or obtain certain products and components, thereby adversely impacting our ability to provide products to customers and convert our backlog into revenue and realize expected profit margins. Any significant disruption could materially and adversely affect our business, financial condition, results of operations and cash flows.

Material supply shortages and delays in deliveries, along with other factors such as price inflation, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. The inability to timely convert our backlog due to supply chain disruptions has and is expected to continue to subject us to pricing risk due to cost inflation occurring between the generation of backlog and its conversion into revenue. If we are unable to effectively manage the impacts of price inflation and timely convert our backlog, our results of operations, financial condition and cash flows could materially and adversely be affected.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Due to the international scope of our operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. We have suspended our operations in Russia, which has not had and is not expected to have a material impact on our operating results. However, the broader consequences of this conflict, including heightened supply chain disruptions, inflation, economic instability and other factors have and could continue to adversely impact our results of operations. Other potential consequences arising from the conflict, which may include further sanctions, embargoes, regional instability, geopolitical shifts; potential retaliatory action by the Russian government against companies, including us, as a result of the suspension of operations in Russia; increased tensions among countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, supply chain disruptions and commodity price volatility; an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations; adverse changes in international trade policies and relations; decline in demand due to downturns in the industries we serve; our exposure to foreign currency fluctuations; and disruption or volatility in economic and financial markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and six months ended March 31, 2022, the Company repurchased approximately $0.5 billion and $1.0 billion of its ordinary shares on an open market, respectively. As of March 31, 2022, approximately $4.0 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/22 - 1/31/22
Purchases by Company	2,635,094	$75.31	2,635,094	$4,330,507,609
2/1/22 - 2/28/22
Purchases by Company	2,688,616	68.30	2,688,616	4,146,882,490
3/1/22 - 3/31/22
Purchases by Company	1,988,455	63.81	1,988,455	4,019,992,983

During the three months ended March 31, 2022, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: May 4, 2022	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer