Form 10-Q
period 2022-06-30
Johnson Controls International plc
filed 2022-08-04
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at June 30, 2022
Ordinary Shares, $0.01 par value per share	688,810,297

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	June 30, 2022	September 30, 2021
Assets

Cash and cash equivalents	$1,506	$1,336
Accounts receivable - net	5,850	5,613
Inventories	2,574	2,057
Current assets held for sale	394	—
Other current assets	1,235	992
Current assets	11,559	9,998

Property, plant and equipment - net	2,962	3,228
Goodwill	17,725	18,335
Other intangible assets - net	4,764	5,549
Investments in partially-owned affiliates	1,070	1,066
Noncurrent assets held for sale	892	156
Other noncurrent assets	3,352	3,558
Total assets	$42,324	$41,890

Liabilities and Equity

Short-term debt	$2,081	$8
Current portion of long-term debt	217	226
Accounts payable	4,125	3,746
Accrued compensation and benefits	874	1,008
Deferred revenue	1,846	1,637
Current liabilities held for sale	261	—
Other current liabilities	2,479	2,473
Current liabilities	11,883	9,098

Long-term debt	7,194	7,506
Pension and postretirement benefits	532	628
Noncurrent liabilities held for sale	49	—
Other noncurrent liabilities	5,523	5,905
Long-term liabilities	13,298	14,039

Commitments and contingencies (Note 22)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,201)	(1,152)
Capital in excess of par value	17,199	17,116
Retained earnings	645	2,025
Accumulated other comprehensive loss	(662)	(434)
Shareholders’ equity attributable to Johnson Controls	15,988	17,562
Noncontrolling interests	1,155	1,191
Total equity	17,143	18,753
Total liabilities and equity	$42,324	$41,890

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales
Products and systems	$5,082	$4,700	$14,119	$12,531
Services	1,532	1,641	4,455	4,745
	6,614	6,341	18,574	17,276
Cost of sales
Products and systems	3,549	3,185	9,996	8,655
Services	865	959	2,530	2,753
	4,414	4,144	12,526	11,408

Gross profit	2,200	2,197	6,048	5,868

Selling, general and administrative expenses	(1,589)	(1,367)	(4,412)	(3,914)
Restructuring and impairment costs	(121)	(79)	(554)	(175)
Net financing charges	(49)	(56)	(153)	(159)
Equity income	63	74	175	188

Income from continuing operations before income taxes	504	769	1,104	1,808

Income tax provision	61	108	190	378

Income from continuing operations	443	661	914	1,430

Income from discontinued operations, net of tax (Note 4)	—	—	—	124

Net income	443	661	914	1,554

Income from continuing operations attributable to noncontrolling interests	64	87	143	186

Net income attributable to Johnson Controls	$379	$574	$771	$1,368

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$379	$574	$771	$1,244
Income from discontinued operations	—	—	—	124
Net income	$379	$574	$771	$1,368

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.55	$0.80	$1.10	$1.73
Discontinued operations	—	—	—	0.17
Net income	$0.55	$0.80	$1.10	$1.90

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.55	$0.80	$1.10	$1.72
Discontinued operations	—	—	—	0.17
Net income	$0.55	$0.80	$1.10	$1.89

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Net income	$443	$661	$914	$1,554

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(356)	89	(286)	460
Realized and unrealized losses on derivatives	(22)	(18)	(5)	(9)
Pension and postretirement plans	—	(1)	(2)	(2)

Other comprehensive income (loss)	(378)	70	(293)	449

Total comprehensive income	65	731	621	2,003

Comprehensive income attributable to noncontrolling interests:
Net income	64	87	143	186

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(58)	14	(66)	25
Realized and unrealized gains (losses) on derivatives	(3)	(3)	1	(1)
Other comprehensive income (loss)	(61)	11	(65)	24
Comprehensive income attributable to noncontrolling interests	3	98	78	210

Comprehensive income attributable to Johnson Controls	$62	$633	$543	$1,793

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2022	2021
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$771	$1,244
Income from continuing operations attributable to noncontrolling interests	143	186
Net income from continuing operations	914	1,430
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	633	627
Pension and postretirement benefit expense (income)	8	(393)
Pension and postretirement contributions	(83)	(40)
Equity in earnings of partially-owned affiliates, net of dividends received	(25)	(66)
Deferred income taxes	(241)	6
Noncash restructuring and impairment charges	430	94
Equity-based compensation	79	51
Other - net	(47)	(89)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(637)	(157)
Inventories	(761)	(204)
Other assets	(276)	(30)
Restructuring reserves	(2)	(27)
Accounts payable and accrued liabilities	788	854
Accrued income taxes	31	(34)
Cash provided by operating activities from continuing operations	811	2,022

Investing Activities of Continuing Operations
Capital expenditures	(430)	(324)
Sale of property, plant and equipment	38	76
Acquisition of businesses, net of cash acquired	(236)	(707)
Business divestitures, net of cash divested	16	19
Proceeds from equity swap	23	35
Changes in long-term investments	1	14
Other	—	1
Cash used by investing activities from continuing operations	(588)	(886)

Financing Activities of Continuing Operations
Increase in short-term debt - net	2,237	239
Repayment of long-term debt	(3)	(303)
Stock repurchases and retirements	(1,427)	(1,001)
Payment of cash dividends	(674)	(570)
Proceeds from the exercise of stock options	15	160
Employee equity-based compensation withholding taxes	(49)	(30)
Change in noncontrolling interest share	—	(14)
Dividends paid to noncontrolling interests	(121)	(133)
Other - net	51	2
Cash provided (used) by financing activities from continuing operations	29	(1,650)

Discontinued Operations
Cash used by operating activities	(4)	(56)
Cash used by discontinued operations	(4)	(56)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	67
Increase (decrease) in cash, cash equivalents and restricted cash	199	(503)
Cash, cash equivalents and restricted cash at beginning of period	1,342	1,960
Cash, cash equivalents and restricted cash at end of period	1,541	1,457
Less: Restricted cash	35	7
Cash and cash equivalents at end of period	$1,506	$1,450
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,536	$17,698	$17,562	$17,447

Ordinary Shares
Beginning balance	7	7	7	8
Repurchases and retirements of ordinary shares	—	—	—	(1)
Ending balance	7	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,200)	(1,148)	(1,152)	(1,119)
Other, including options exercised	(1)	(1)	(49)	(30)
Ending balance	(1,201)	(1,149)	(1,201)	(1,149)

Capital in Excess of Par Value
Beginning balance	17,174	17,034	17,116	16,865
Change in noncontrolling interest share	—	—	—	(8)
Other, including options exercised	25	43	83	220
Ending balance	17,199	17,077	17,199	17,077

Retained Earnings
Beginning balance	900	2,215	2,025	2,469
Net income attributable to Johnson Controls	379	574	771	1,368
Cash dividends declared	(242)	(193)	(724)	(577)
Repurchases and retirements of ordinary shares	(392)	(340)	(1,427)	(1,000)
Adoption of ASU 2016-13	—	—	—	(4)
Ending balance	645	2,256	645	2,256

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(345)	(410)	(434)	(776)
Other comprehensive income	(317)	59	(228)	425
Ending balance	(662)	(351)	(662)	(351)
Ending Balance	15,988	17,840	15,988	17,840

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,152	1,059	1,191	1,086
Comprehensive income attributable to noncontrolling interests	3	98	78	210
Dividends attributable to noncontrolling interests	—	—	(121)	(133)
Change in noncontrolling interest share	—	—	7	(6)
Ending Balance	1,155	1,157	1,155	1,157

Total Shareholders' Equity	$17,143	$18,997	$17,143	$18,997
Cash Dividends Declared per Ordinary Share	$0.35	$0.27	$1.04	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2022
(unaudited)

1.Basis of Presentation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 15, 2021. The results of operations for the three and nine month periods ended June 30, 2022 are not necessarily indicative of results for the Company’s 2022 fiscal year because of seasonal and other factors.

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

Restricted Cash

At June 30, 2022 and September 30, 2021, the Company held restricted cash of approximately $35 million and $6 million, respectively, all of which was recorded within other current assets in the consolidated statements of financial position. These amounts were related to cash restricted for payment of asbestos liabilities and certain litigation and environmental matters.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2022
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

3.Acquisitions and Divestitures

During the first nine months of fiscal 2022, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $287 million, of which $236 million was paid as of June 30, 2022. In connection with the acquisitions, the Company recorded goodwill of $45 million within the Building Solutions Asia Pacific segment, $68 million within the Building Solutions EMEA/LA segment, $24 million within the Building Solutions North America segment and $45 million within the Global Products segment.

During the first nine months of fiscal 2022, the Company completed a divestiture within the Buildings Solutions EMEA/LA segment. The selling price, net of cash divested, was $18 million, of which $16 million was received as of June 30, 2022. In connection with the divestiture, the Company reduced goodwill by $5 million.

Silent-Aire Acquisition

On May 12, 2021, the Company completed its acquisition of Silent-Aire, a global leader in hyperscale data center cooling and modular critical infrastructure solutions, for approximately $755 million, net of cash acquired, which was comprised of an upfront net cash payment of approximately $661 million, the estimated fair value at the acquisition date of contingent earn-out liabilities of approximately $86 million and a working capital adjustment of $8 million. The contingent earn-out liabilities are based upon the achievement of certain defined operating results in each of the three years following the acquisition and cumulatively over the three-year period, with a maximum payout of approximately $250 million. The fair value of contingent earn-out liabilities is reassessed on a quarterly basis and could differ materially from the initial estimates. Subsequent changes in the estimated fair value of contingent earn-out liabilities are recorded in the consolidated statements of income when incurred. During the nine months ended June 30, 2022, the Company recorded a reduction in the fair value of the contingent earn-out liability of $43 million. No earn-out payments were made for the first twelve-month earn-out period ended May 31, 2022 as the performance measures for the period were not achieved.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2022
(unaudited)
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

Acquisitions and divestitures were not material to the Company's consolidated financial statements in the first nine months of fiscal 2022 or 2021.

4.     Discontinued Operations & Assets and Liabilities Held for Sale

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

There is no Power Solutions related activity for the three and nine months ended June 30, 2022 and the three months ended June 30, 2021.

Assets and Liabilities Held for Sale

During the third quarter of fiscal 2022, the Company determined that a business within the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. The assets and liabilities of this business are presented as held for sale in the consolidated statements of financial position as of June 30, 2022. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value, less costs to sell in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets". Accordingly, the Company has recorded total impairment charges of $60 million within restructuring and impairment costs in the consolidated statements of income to write down the disposal group to its estimated fair value, less costs to sell. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2022
(unaudited)
business did not meet the criteria to be classified as a discontinued operation as the divestiture of the business does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

During the second quarter of fiscal 2022, the Company determined that its Global Retail business within its Building Solutions North America, Building Solutions Asia Pacific and Building Solutions EMEA/LA segments met the criteria to be classified as held for sale. The assets and liabilities of this business are presented as held for sale in the consolidated statements of financial position as of June 30, 2022. The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of ASC 360-10, should be tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less cost to sell. Accordingly, the Company recorded a non-cash impairment charge of $235 million during the second quarter of fiscal 2022 within restructuring and impairment costs in the consolidated statements of income to write down the goodwill related to its North America Retail reporting unit. Refer to Note 8, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for further information regarding the goodwill impairment charges. Additionally, the Company recorded total impairment charges of $86 million within restructuring and impairment costs in the consolidated statements of income to write down the disposal group to its estimated fair value, less costs to sell. Refer to Note 18, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements for further information regarding the impairment charges. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded, which could be material. The business did not meet the criteria to be classified as a discontinued operation as the divestiture of the business does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

The following table summarizes the carrying value of the Global Retail assets and liabilities held for sale (in millions):

June 30, 2022

Accounts receivable - net	$198
Inventories	144
Other current assets	39
Current assets held for sale	$381

Property, plant and equipment - net	$88
Goodwill	22
Other intangible assets - net	517
Other noncurrent assets	58
Noncurrent assets held for sale	$685

Accounts payable	$138
Accrued compensation and benefits	24
Deferred revenue	43
Other current liabilities	40
Current liabilities held for sale	$245

Other noncurrent liabilities	$49
Noncurrent liabilities held for sale	$49

During the third quarter of fiscal 2020, the Company determined that certain noncurrent assets of the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. The estimated fair value, less costs to sell, of these assets was $150 million at June 30, 2022 and $156 million at September 30, 2021.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2022
(unaudited)
5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended June 30,
	2022			2021
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,481	$945	$2,426	$1,355	$857	$2,212
Building Solutions EMEA/LA	537	415	952	507	494	1,001
Building Solutions Asia Pacific	493	172	665	413	290	703
Global Products	2,571	—	2,571	2,425	—	2,425

Total	$5,082	$1,532	$6,614	$4,700	$1,641	$6,341

	Nine Months Ended June 30,
	2022			2021
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$4,123	$2,682	$6,805	$3,869	$2,469	$6,338
Building Solutions EMEA/LA	1,617	1,252	2,869	1,441	1,442	2,883
Building Solutions Asia Pacific	1,442	521	1,963	1,067	834	1,901
Global Products	6,937	—	6,937	6,154	—	6,154

Total	$14,119	$4,455	$18,574	$12,531	$4,745	$17,276

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
HVAC	$1,889	$1,781	$5,030	$4,373
Fire & Security	610	580	1,732	1,605
Industrial Refrigeration	72	64	175	176
Total	$2,571	$2,425	$6,937	$6,154

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
June 30, 2022
(unaudited)
The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	June 30, 2022	September 30, 2021
Contract assets - current	Accounts receivable - net	$1,951	$1,718
Contract assets - noncurrent	Other noncurrent assets	104	99
Contract liabilities - current	Deferred revenue	(1,846)	(1,637)
Contract liabilities - noncurrent	Other noncurrent liabilities	(278)	(269)

For the three months ended June 30, 2022 and 2021, the Company recognized revenue of $193 million and $149 million, respectively, that was included in the beginning of period contract liability balance. For the nine months ended June 30, 2022 and 2021, the Company recognized revenue of $1,252 million and $1,084 million, respectively, that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $17.5 billion, of which approximately 65% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	June 30, 2022	September 30, 2021
Other current assets	$169	$149
Other noncurrent assets	122	117
Total	$291	$266

During both the three months ended June 30, 2022 and 2021, the Company recognized amortization expense of $48 million, related to costs to obtain or fulfill a contract. During the nine months ended June 30, 2022 and 2021, the Company

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2022
(unaudited)
recognized amortization expense of $145 million and $136 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three and nine months ended June 30, 2022 and 2021.

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

The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. For the majority of these agreements, for ease of administration, the Company collects customer payments related to the factored receivables on behalf of the financial institutions but otherwise maintains no continuing involvement with respect to the factored receivables. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. The Company sold $244 million and $612 million of accounts receivable under these factoring agreements during the three and nine months ended June 30, 2022, respectively. The cost of factoring such receivables was not material. As of June 30, 2022, $195 million of previously sold receivables were still outstanding. No receivables were factored during the nine months ended June 30, 2021.

Accounts receivable, net consisted of the following (in millions):

	June 30, 2022	September 30, 2021
Accounts receivable	$5,922	$5,723
Less: Allowance for expected credit losses	(72)	(110)
Accounts receivable, net	$5,850	$5,613

The changes in the allowance for expected credit losses related to accounts receivable were as follows (in millions):

	Nine Months Ended June 30,
	2022	2021
Balance at beginning of period	$110	$173
Provision (benefit) for expected credit losses	(3)	—
Write-offs charged against the allowance for expected credit losses	(30)	(50)
Other	(5)	7
Balance at end of period	$72	$130

7.     Inventories

Inventories consisted of the following (in millions):

	June 30, 2022	September 30, 2021

Raw materials and supplies	$993	$769
Work-in-process	196	166
Finished goods	1,385	1,122
Inventories	$2,574	$2,057

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

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine-month period ended June 30, 2022 were as follows (in millions):

		Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other
	September 30,					June 30,
	2021					2022

Building Solutions North America	$9,215	$24	$—	$(235)	$(8)	$8,996
Building Solutions EMEA/LA	2,041	77	(98)	—	(185)	1,835
Building Solutions Asia Pacific	1,237	45	(29)	—	(70)	1,183
Global Products	5,842	61	—	—	(192)	5,711
Total	$18,335	$207	$(127)	$(235)	$(455)	$17,725

Business divestitures include $93 million and $29 million of goodwill within the Building Solutions EMEA/LA and Building Solutions Asia Pacific reportable segments, respectively, transferred to noncurrent assets held for sale on the consolidated statements of financial position.

The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. In the second quarter of fiscal 2022, the Company concluded it had a triggering event requiring assessment of goodwill impairment for its North America Retail reporting unit in conjunction with classifying its Global Retail business as held for sale. Refer to Note 4, "Discontinued Operations & Assets and Liabilities Held for Sale," of the notes to the consolidated financial statements for further disclosure related to the Global Retail assets held for sale. As a result, the Company recorded a non-cash impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in the second quarter of fiscal 2022. The North America Retail reporting unit has no remaining goodwill balance as of June 30, 2022. The Company used the market approach to estimate the fair value of the reporting unit based on the relative estimated sales proceeds for the planned disposal of the Global Retail business attributable to the North America Retail reporting unit. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

There were no other triggering events requiring that an impairment assessment be conducted in the nine months ended June 30, 2022. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

At June 30, 2022, accumulated goodwill impairment charges totaled $706 million, of which $659 million related to the Building Solutions North America segment and $47 million related to the Building Solutions EMEA/LA segment. At September 30, 2021, accumulated goodwill impairment charges totaled $471 million, of which $424 million related to the Building Solutions North America segment and $47 million related to the Building Solutions EMEA/LA segment.

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	June 30, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,376	$(640)	$736	$1,464	$(629)	$835
Customer relationships	2,810	(1,258)	1,552	3,097	(1,191)	1,906
Miscellaneous	724	(371)	353	750	(354)	396
	4,910	(2,269)	2,641	5,311	(2,174)	3,137
Indefinite-lived intangible assets
Trademarks/trade names	2,123	—	2,123	2,332	—	2,332
Miscellaneous	—	—	—	80	—	80
	2,123	—	2,123	2,412	—	2,412
Total intangible assets	$7,033	$(2,269)	$4,764	$7,723	$(2,174)	$5,549

Amortization of other intangible assets included within continuing operations for the three-month periods ended June 30, 2022 and 2021 was $102 million and $112 million, respectively. Amortization of other intangible assets included within continuing operations for the nine month periods ended June 30, 2022 and 2021 was $326 million and $320 million, respectively.

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the nine months ended June 30, 2022. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

9.    Leases

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	June 30, 2022	September 30, 2021
Operating lease right-of-use assets	Other noncurrent assets	$1,290	$1,376
Operating lease liabilities - current	Other current liabilities	286	319
Operating lease liabilities - noncurrent	Other noncurrent liabilities	999	1,055

The following table presents supplemental noncash operating lease activity, excluding leases acquired in business combinations (in millions):

	Nine Months Ended June 30,
	2022	2021
Right-of-use assets obtained in exchange for operating lease liabilities	$263	$411

10.    Debt and Financing Arrangements

As of June 30, 2022, the Company had a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2022. As of June 30, 2022, there were no draws on the facilities.

In March 2022, the Company entered into two bank term loans totaling €285 million ($297 million as of June 30, 2022) which are both due in March 2023. In November 2021, the Company entered into a €200 million ($208 million as of June 30, 2022) bank term loan which is due in October 2022.

The Company had $1.6 billion of commercial paper outstanding as of June 30, 2022. No commercial paper was outstanding as of September 30, 2021.

Net Financing Charges

Net financing charges consisted of the following (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Interest expense, net of capitalized interest costs	$54	$55	$165	$167
Other financing charges	6	7	16	19
Interest income	(2)	(1)	(5)	(7)
Net foreign exchange results for financing activities	(9)	(5)	(23)	(20)
Net financing charges	$49	$56	$153	$159

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and nine months ended June 30, 2022 and 2021.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	June 30, 2022	September 30, 2021

Copper	3,382	2,656
Aluminum	6,942	5,159

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

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in AOCI attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company's net investments globally. The Company had 2.3 billion of euro-denominated bonds designated as net investment hedges of a portion of its net investment in European subsidiaries and 25 billion of yen-denominated debt designated as a net investment hedge of a portion of its net investment in Japanese subsidiaries as of June 30, 2022 and September 30, 2021.

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. The Company hedged approximately 0.3 million of its ordinary shares, which had a cost basis of $23 million, as of September 30, 2021. No ordinary shares were hedged as of June 30, 2022.

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	September 30,
	2022	2021	2022	2021
Other current assets
Foreign currency exchange derivatives	$22	$15	$42	$17
Commodity derivatives	—	2	—	—
Other noncurrent assets
Equity swap	—	—	—	23
Total assets	$22	$17	$42	$40

Other current liabilities
Foreign currency exchange derivatives	$11	$11	$13	$6
Commodity derivatives	10	1	—	—
Long-term debt
Foreign currency denominated debt	2,603	2,918	—	—
Total liabilities	$2,624	$2,930	$13	$6

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	June 30,	September 30,	June 30,	September 30,
	2022	2021	2022	2021
Gross amount recognized	$64	$57	$2,637	$2,936
Gross amount eligible for offsetting	(26)	(16)	(26)	(16)
Net amount	$38	$41	$2,611	$2,920

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Foreign currency exchange derivatives	$3	$1	$26	$14
Commodity derivatives	(24)	10	(20)	11
Interest rate swaps	—	(13)	—	(13)
Total	$(21)	$(2)	$6	$12

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2022	2021	2022	2021
Foreign currency exchange derivatives	Cost of sales	$14	$7	$25	$10
Commodity derivatives	Cost of sales	(4)	10	(9)	7
Interest rate swaps	Net financing charges	(1)	—	(2)	—
Total		$9	$17	$14	$17

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2022	2021	2022	2021
Foreign currency exchange derivatives	Cost of sales	$1	$(3)	$8	$(7)
Foreign currency exchange derivatives	Selling, general and administrative	—	(2)	—	(1)
Foreign currency exchange derivatives	Net financing charges	(16)	(17)	72	128
Equity swap	Selling, general and administrative	(4)	4	(5)	28
Total		$(19)	$(18)	$75	$148

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $192 million and $(39) million for the three months ended June 30, 2022 and 2021, respectively, and $315 million and $(30) million for the nine months ended June 30, 2022 and 2021, respectively. No gains or losses were reclassified from CTA into income during the three and nine months ended June 30, 2022 and 2021.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$64	$—	$64	$—
Exchange traded funds (fixed income)[1]	23	23	—	—
Other noncurrent assets
Deferred compensation plan assets	48	48	—	—
Exchange traded funds (fixed income)[1]	95	95	—	—
Exchange traded funds (equity)[1]	137	137	—	—
Total assets	$367	$303	$64	$—
Other current liabilities
Foreign currency exchange derivatives	$24	$—	$24	$—
Commodity derivatives	10	—	10	—
Contingent earn-out liabilities	37	—	—	37
Other noncurrent liabilities
Contingent earn-out liabilities	30	—	—	30
Total liabilities	$101	$—	$34	$67

	Fair Value Measurements Using:
	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$32	$—	$32	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)[1]	146	146	—	—
Exchange traded funds (equity)[1]	168	168	—	—
Equity swap	23	—	23	—
Total assets	$434	$377	$57	$—
Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	32	—	—	32
Other noncurrent liabilities
Contingent earn-out liabilities	50	—	—	50
Total liabilities	$100	$—	$18	$82

1 Classified as restricted investments for payment of asbestos liabilities. See Note 22, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2021	$82
Acquisitions	29
Reduction for change in estimates	(43)
Currency translation	(1)
Balance at June 30, 2022	$67

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

The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Deferred compensation plan assets	$(7)	$—	$(7)	$7
Investments in exchange traded funds	(61)	16	(67)	39

All of the gains (losses) on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At June 30, 2022, the fair value of long-term debt was $6.8 billion, including public debt of $6.6 billion and other long-term debt of $0.2 billion. At September 30, 2021, the fair value of long-term debt was $8.5 billion, including public debt of $8.3 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

A summary of the stock-based awards granted is presented below:

	Nine Months Ended June 30,
	2022		2021
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Stock options	548,398	$18.59	932,678	$9.36
Stock appreciation rights	19,768	18.59	35,254	9.36
Restricted stock/units	1,431,550	75.62	1,773,617	47.08
Performance shares	482,030	82.88	410,934	50.53

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

	Nine Months Ended June 30,
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Income Available to Ordinary Shareholders
Income from continuing operations	$379	$574	$771	$1,244
Income from discontinued operations	—	—	—	124
Basic and diluted income available to shareholders	$379	$574	$771	$1,368

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	692.2	714.5	698.6	718.2
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2.7	5.2	3.8	4.3
Diluted weighted average shares outstanding	694.9	719.7	702.4	722.5

Antidilutive Securities
Stock options and unvested restricted stock	0.6	—	0.3	0.1

15.    Equity

Share repurchase program

For the three and nine months ended June 30, 2022, the Company repurchased and immediately retired $392 million and $1,427 million of its ordinary shares, respectively. For the three and nine months ended June 30, 2021, the Company repurchased and immediately retired $340 million and $1,001 million of its ordinary shares, respectively. In March 2021, the Company's Board of Directors approved a $4 billion increase to the Company's share repurchase authorization, adding to the $2 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. As of June 30, 2022, approximately $3.6 billion remains available under the Company's share repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended June 30,
	2022	2021

Foreign currency translation adjustments
Balance at beginning of period	$(343)	$(418)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	(298)	75
Balance at end of period	(641)	(343)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(4)	9
Current period changes in fair value (net of tax effect of $(4) and $3)	(13)	(5)
Reclassification to income (net of tax effect of $(3) and $(3) *	(6)	(10)
Balance at end of period	(23)	(6)

Pension and postretirement plans
Balance at beginning of period	2	(1)
Reclassification to income (net of tax effect of $0 and $0)	—	(1)
Balance at end of period	2	(2)

Accumulated other comprehensive loss, end of period	$(662)	$(351)

	Nine Months Ended June 30,
	2022	2021

Foreign currency translation adjustments
Balance at beginning of period	$(421)	$(778)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	(220)	435
Balance at end of period	(641)	(343)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(17)	2
Current period changes in fair value (net of tax effect of $2 and $7)	3	2
Reclassification to income (net of tax effect of $(5) and $(3) *	(9)	(10)
Balance at end of period	(23)	(6)

Pension and postretirement plans
Balance at beginning of period	4	—
Reclassification to income (net of tax effect of $(1) and $0)	(2)	(2)
Balance at end of period	2	(2)

Accumulated other comprehensive loss, end of period	$(662)	$(351)

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

16.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Interest cost	$17	$14	$38	$36
Expected return on plan assets	(37)	(42)	(119)	(126)
Net actuarial (gain) loss	106	(49)	124	(252)
Settlement (gain) loss	2	(1)	3	(5)
Net periodic benefit cost (credit)	$88	$(78)	$46	$(347)

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Service cost	$5	$7	$16	$20
Interest cost	10	8	30	24
Expected return on plan assets	(20)	(29)	(62)	(84)
Amortization of prior service credit	—	1	—	1
Net actuarial gain	(19)	—	(20)	—
Settlement (gain) loss	(1)	—	7	—
Net periodic benefit credit	$(25)	$(13)	$(29)	$(39)

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Service cost	$—	$—	$—	$1
Interest cost	—	—	1	1
Expected return on plan assets	(3)	(2)	(7)	(6)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net periodic benefit credit	$(4)	$(3)	$(9)	$(7)

Cumulative fiscal 2022 lump sum payouts triggered remeasurement events for certain pension plans in each quarter of fiscal 2022. During the three and nine months ended June 30, 2022, the Company recognized net actuarial losses of $87 million and $104 million, respectively, primarily due to unfavorable plan asset performance, partially offset by increases in discount rates.

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

In fiscal 2021, the Company committed to a significant multi-year restructuring plan ("2021 Plan") which is expected to be completed during fiscal 2023. The Company originally expected to incur $385 million of restructuring costs across all segments and at Corporate through fiscal 2023. The Company expects it will incur these costs by the end of fiscal 2022 due to certain restructuring actions and expenses planned for fiscal 2023 being accelerated into fiscal 2022. During the three and nine months ended June 30, 2022, the Company recorded $59 million and $135 million of restructuring and impairment costs related to the 2021 Plan in the consolidated statements of income.

The following table summarizes restructuring and impairment costs related to the 2021 Plan (in millions):

	Nine Months Ended June 30, 2022	Inception to June 30, 2022

Building Solutions North America	$30	$100
Building Solutions EMEA/LA	32	61
Building Solutions Asia Pacific	15	43
Global Products	47	138
Corporate	11	35
Total	$135	$377

The following table summarizes the changes in the Company’s 2021 Plan reserve, included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$68	$98	$76	$242
Utilized—cash	(28)	—	(51)	(79)
Utilized—noncash	—	(98)	—	(98)
Balance at September 30, 2021	40	—	25	65
Additional restructuring costs	89	11	35	135
Utilized—cash	(56)	—	(42)	(98)
Utilized—noncash	—	(11)	—	(11)
Currency translation	(1)	—	—	(1)
Balance at June 30, 2022	$72	$—	$18	$90

The 2021 Plan includes workforce reductions of approximately 5,500 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of June 30, 2022, approximately 3,300 of the employees have been separated from the Company pursuant to the 2021 Plan.

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

In the third quarter of fiscal 2022, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with classifying certain business within the Building Solutions Asia Pacific segment as held for sale. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value, less costs to sell. Accordingly, the Company recorded an impairment charge of $60 million within restructuring and impairment costs in the consolidated statements of income to write down the carrying value of the disposal group to the fair value, based on estimated sale proceeds for the planned disposal, less costs to sell. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second quarter of fiscal 2022, the Company concluded it had a triggering event requiring assessment of impairment for certain of its long-lived assets in conjunction with classifying its Global Retail business as held for sale. As a result, the Company fully impaired $36 million of internal-use software projects that were no longer probable of being completed. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value, less costs to sell. Accordingly, the Company recorded an additional impairment charge of $86 million within restructuring and impairment costs in the consolidated statements of income to write down the carrying value of the disposal group to the fair value, based on estimated sale proceeds for the planned disposal, less costs to sell. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

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

At June 30, 2022 and 2021, the Company concluded it did not have any other triggering events requiring assessment of impairment of its long-lived assets.

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended June 30, 2022, the Company's effective tax rate for continuing operations was 12.1% and was lower than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives, partially offset by the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials. For the nine months ended June 30, 2022, the Company's effective tax rate for continuing operations was 17.2% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives. For the three months ended June 30, 2021, the Company's effective tax rate for continuing operations was 14.0% and was higher than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the nine months ended June 30, 2021, the Company's effective tax rate for continuing operations was 20.9% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2021, the Company had gross tax-effected unrecognized tax benefits of $2,726 million, of which $2,268 million, if recognized, would impact the effective tax rate. Total net accrued interest at September 30, 2021 was approximately $252 million (net of tax benefit). Total net accrued interest during the nine months ended June 30, 2022 and 2021 was approximately $40 million (net of tax benefit) and approximately $37 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2021
Germany	2007 - 2018
Luxembourg	2017 - 2018
Mexico	2015 - 2021
United Kingdom	2014 - 2015, 2017 - 2018

Subsequent to June 30, 2022, the statute of limitations for certain tax years expired, which will result in an approximately $300 million benefit to income tax expense in the fourth quarter of 2022. It is reasonably possible that additional tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

During the three months ended June 30, 2022, the Company recorded net mark-to-market losses of $126 million which generated a $33 million tax benefit, restructuring and impairment costs of $121 million which generated a $15 million tax benefit, transaction costs of $9 million which generated a $1 million tax benefit and a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries which resulted in a tax charge of $8 million.

During the nine months ended June 30, 2022, the Company recorded net mark-to-market losses of $158 million which generated a $40 million tax benefit, restructuring and impairment costs of $554 million which generated a $29 million tax benefit, transaction costs of $9 million which generated a $1 million tax benefit and a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries which resulted in a tax charge of $21 million.

During the three months ended June 30, 2021, the Company recorded net mark-to-market gains of $66 million which generated tax expense of $17 million and $79 million of restructuring and impairment costs which generated a $15 million tax benefit.

During the nine months ended June 30, 2021, the Company recorded net mark-to-market gains of $296 million which generated tax expense of $75 million and $175 million of restructuring and impairment costs which generated a $30 million tax benefit.

Tax expenses and benefits for the above transactions reflect the Company’s current tax positions in the impacted jurisdictions. Refer to Note 17, “Significant Restructuring and Impairment Costs,” and Note 18, “Impairment of Long-Lived Assets,” of the notes to the consolidated financial statements for additional information.

Impacts of Tax Legislation

During the nine months ended June 30, 2022 and 2021, tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Building Solutions North America	$2,426	$2,212	$6,805	$6,338
Building Solutions EMEA/LA	952	1,001	2,869	2,883
Building Solutions Asia Pacific	665	703	1,963	1,901
Global Products	2,571	2,425	6,937	6,154
Total net sales	$6,614	$6,341	$18,574	$17,276

	Segment EBITA
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Building Solutions North America	$260	$326	$745	$847
Building Solutions EMEA/LA	83	105	266	291
Building Solutions Asia Pacific	85	84	227	234
Global Products	570	505	1,283	1,001
Total segment EBITA	998	1,020	2,521	2,373

Corporate expenses	(96)	(70)	(226)	(207)
Amortization of intangible assets	(102)	(112)	(326)	(320)
Restructuring and impairment costs	(121)	(79)	(554)	(175)
Net mark-to-market adjustments	(126)	66	(158)	296
Net financing charges	(49)	(56)	(153)	(159)
Income from continuing operations before income taxes	$504	$769	$1,104	$1,808

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

The changes in the carrying amount of the Company’s total product warranty liability for continuing operations were as follows (in millions):

	Nine Months Ended June 30,
	2022	2021

Balance at beginning of period	$192	$167
Accruals for warranties issued during the period	82	64
Accruals from acquisition and divestitures	1	—
Changes in estimates to pre-existing warranties	(9)	21
Settlements made (in cash or in kind) during the period	(81)	(52)
Currency translation	(7)	1
Balance at end of period	$178	$201

22.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2022	September 30, 2021

Other current liabilities	$57	$48
Other noncurrent liabilities	15	54
Total reserves for environmental liabilities	$72	$102

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

A substantial portion of the Company’s environmental reserves relates to remediation efforts to be undertaken to address contamination relating to fire-fighting foams containing PFAS compounds at or near the FTC, as well as the continued remediation of arsenic and other contaminants at the Tyco Fire Products Stanton Street manufacturing facility also located in Marinette, Wisconsin (the “Stanton Street Facility”). The use of fire-fighting foams at the FTC was primarily for training and testing purposes in order to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports or elsewhere. The Company’s reserves for remediation efforts at or near the FTC are based on a comprehensive review by independent environmental consultants related to the presence of PFAS at or near the FTC, as well as remediation discussions with the WDNR. The Company is not able to estimate a possible loss or range of loss, if any, in excess of the established accruals at this time. The Company is currently conducting additional analyses and cost assessments associated with longer-term remediation actions at or near the FTC. The Company anticipates recording additional remediation reserves in the fourth quarter of fiscal 2022 when the associated liabilities become estimable following completion of these analyses and assessments.

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

In May 2021, as part of Tyco Fire Products’ ongoing investigation and remediation program, WDNR approved Tyco Fire Products’ proposed Groundwater Extraction and Treatment System (“GETS”), a permanent groundwater remediation system that will extract groundwater that contains PFAS, treat it using advanced filtration systems, and return the treated water to the environment. Tyco Fire Products is nearing completion of construction on the GETS. Tyco Fire Products is also nearly finished removing PFAS-affected soil from the FTC.

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. The Company's conditional asset retirement obligations for continuing operations were $25 million and $29 million at June 30, 2022 and September 30, 2021, respectively.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2022	September 30, 2021

Other current liabilities	$58	$58
Other noncurrent liabilities	385	400
Total asbestos-related liabilities	443	458
Other current assets	39	13
Other noncurrent assets	279	365
Total asbestos-related assets	318	378
Net asbestos-related liabilities	$125	$80

The following table presents the components of asbestos-related assets (in millions):

	June 30, 2022	September 30, 2021

Restricted
Cash	$8	$6
Investments	255	314
Total restricted assets	263	320
Insurance recoveries for asbestos-related liabilities	55	58
Total asbestos-related assets	$318	$378

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

The following table presents the location and amount of insurable liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2022	September 30, 2021

Other current liabilities	$91	$77
Accrued compensation and benefits	22	22
Other noncurrent liabilities	219	226
Total insurable liabilities	$332	$325

The following table presents the location and amount of insurable receivables in the Company's consolidated statements of financial position (in millions):

	June 30, 2022	September 30, 2021

Other current assets	$5	$5
Other noncurrent assets	15	15
Total insurable receivables	$20	$20

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

PFOA, PFOS, and other PFAS compounds are being studied by the United States Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. The EPA has not issued binding regulatory limits, but had initially stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. In March 2021, the EPA published its final determination to regulate PFOS and PFOA in drinking water. While those studies continue, the EPA issued in June 2022 an updated set of interim health advisory levels for PFOA and PFOS in drinking water.

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

AFFF Individual or Mass Actions

There are more than 2,500 individual or “mass” actions pending that were filed in state or federal court in various states including California, Colorado, New York, Pennsylvania, New Mexico, Missouri, Arizona, Texas, and South Carolina against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 2,100 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois, and Texas.

AFFF Municipal Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 200 cases in federal and state courts involving municipal or water provider plaintiffs in various states including Alaska, Alabama, Arizona, California, Colorado, Connecticut, Florida, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, Washington, West Virginia, Wisconsin, the District of Columbia, and several municipalities or water providers from various states who direct-filed complaints in South Carolina. The vast majority of these cases have been transferred to or directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property.

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

In May 2022, the Attorney General of the Commonwealth of Massachusetts filed a lawsuit against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s natural resources, property, residents, and consumers allegedly resulting from the use of firefighting foams at various locations throughout the State. This complaint was direct-filed in the MDL in South Carolina.

In July 2022, the Attorney General of the State of Wisconsin filed a lawsuit in Wisconsin state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage to the State’s natural resources and public health allegedly resulting, in part, from the use of firefighting foams at various locations throughout the State. This complaint has been removed to federal court and tagged for transfer to the MDL.

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

The following table presents net sales to and purchases from related parties (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales to related parties	$50	$46	$133	$143
Purchases from related parties	57	55	148	121

The following table presents receivables from and payables to related parties in the consolidated statements of financial position (in millions):

	June 30, 2022	September 30, 2021

Receivable from related parties	$64	$73
Payable to related parties	34	45

Additionally, the Company leases certain facilities used in its operations from a related party. The following table presents right-of use assets and lease liabilities associated with these leases in the consolidated statements of financial position (in millions):

	June 30, 2022	September 30, 2021

Right-of-use assets	$10	$11
Lease liabilities	9	10
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

The following information should be read in conjunction with the September 30, 2021 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 15, 2021. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended June 30, 2022 compared to the three months ended June 30, 2021, while "Year-to-Date" refers to the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021.

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

The Company continues to observe trends demonstrating increased interest and demand for safe, efficient and sustainable buildings, and seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create smart and healthy buildings. The Company launched its OpenBlue software platform, enabling enterprises to manage all aspects of their physical spaces delivering sustainability, new occupant experiences, and safety and security by combining the Company’s building expertise with cutting-edge technology, including AI-powered service solutions such as remote diagnostics, predictive maintenance, compliance monitoring and advanced risk assessments. The Company continues to leverage its install base, together with data-driven products and services to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue for the Company. The Company has committed to investing in new product research and development in climate-related innovation to develop sustainable products and services.

The Company has experienced, and expects to continue to experience, increased input material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, the conflict between Russia and Ukraine, government-mandated actions in response to COVID-19, particularly in China, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been to positively impact revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. The Company has also experienced delays in converting its backlog due to continued supply chain disruptions, negatively impacting both revenues and margins. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022 and possibly into fiscal 2023. Therefore, the Company could experience further disruptions, shortages and cost increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

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

Impact of COVID-19 pandemic

The COVID-19 pandemic continues to impact aspects of the Company's operations and results. The Company’s affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. During the first nine months of fiscal 2022, the Company’s facilities generally operated at normal levels, however the Company has experienced some disruptions to its business in China due to government-mandated lockdowns in several major cities.

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

The extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity, and regulatory actions taken to contain its impact on public health and the global economy. See Item 1A of Part II of this Quarterly Report on Form 10-Q for additional discussion of risks related to COVID-19.

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

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Net sales	$6,614	$6,341	4%	$18,574	$17,276	8%

The increase in consolidated net sales for the three months ended June 30, 2022 was due to higher organic sales ($465 million) and incremental sales from acquisitions ($73 million), partially offset by the unfavorable impact of foreign currency translation ($258 million), and lower sales due to business divestitures ($7 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 7% as compared to the prior year, attributable to higher volumes and increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the nine months ended June 30, 2022 was due to higher organic sales ($1,409 million) and incremental sales from acquisitions ($319 million), partially offset by the unfavorable impact of foreign currency translation ($413 million), and lower sales due to business divestitures ($17 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 8% as compared to the prior year, attributable to higher volumes and increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Cost of sales	$4,414	$4,144	7%	$12,526	$11,408	10%
Gross profit	2,200	2,197	—%	6,048	5,868	3%
% of sales	33.3%	34.6%		32.6%	34.0%

Cost of sales and gross profit increased for the three-month period ended June 30, 2022, and gross profit as a percentage of sales decreased by 130 basis points. Gross profit increased due to organic sales growth and business acquisitions, partially offset by unfavorable foreign currency translation ($84 million), supply chain inefficiencies, price/cost pressures and the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($33 million). Gross profit as a percentage of sales decreased as the benefit of volume leverage was more than offset by supply chain inefficiencies and price/cost pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Cost of sales and gross profit increased for the nine-month period ended June 30, 2022, and gross profit as a percentage of sales decreased by 140 basis points. Gross profit increased due to organic sales growth and business acquisitions, partially offset by unfavorable foreign currency translation ($128 million), supply chain inefficiencies, price/cost pressures and the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($90 million). Gross profit as a percentage of sales decreased as the benefit of volume leverage was more than offset by supply chain inefficiencies and price/cost pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Selling, general and administrative expenses	$1,589	$1,367	16%	$4,412	$3,914	13%
% of sales	24.0%	21.6%		23.8%	22.7%

Selling, general and administrative expenses ("SG&A") for the three-month period ended June 30, 2022 increased $222 million, and SG&A as a percentage of sales increased by 240 basis points. The increase in SG&A was primarily due to the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($105 million), the unfavorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments ($54 million) and current year business acquisitions, partially offset by favorable foreign currency translation ($48 million). Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Selling, general and administrative expenses ("SG&A") for the nine-month period ended June 30, 2022 increased $498 million, and SG&A as a percentage of sales increased by 110 basis points. The increase in SG&A was primarily due to the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($281 million), the absence of certain one-time cost mitigation actions, current year business acquisitions and the unfavorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments ($83 million), partially offset by a favorable earn-out liability adjustment ($43 million) and favorable foreign currency translation ($82 million). Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Restructuring and impairment costs	$121	$79	53%	$554	$175	*
* Measure not meaningful

Refer to Note 8, "Goodwill and Other Intangible Assets," Note 17, "Significant Restructuring and Impairment Costs," and Note 18, "Impairment of Long-Lived Assets," of the notes to the consolidated financial statements and "Restructuring" below within this Item 2 for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Net financing charges	$49	$56	-13%	$153	$159	-4%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Equity income	$63	$74	-15%	$175	$188	-7%

The decrease in equity income for the three months ended June 30, 2022 was primarily due to lower income at certain partially-owned affiliates of the Johnson Controls within Building Solutions North America segment and at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Foreign currency translation had an unfavorable impact on equity income of $1 million for the three months ended June 30, 2022. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

The decrease in equity income for the nine months ended June 30, 2022 was primarily due to lower income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture and at certain partially-owned affiliates of the Johnson Controls within Building Solutions North America segment. Foreign currency translation had an unfavorable impact on equity income of $1 million for the nine months ended June 30, 2022. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Income Tax Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Income tax provision	$61	$108	-44%	$190	$378	-50%
Effective tax rate	12.1%	14.0%		17.2%	20.9%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended June 30, 2022, the Company's effective tax rate for continuing operations was 12.1% and was lower than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives, partially offset by the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials. For the nine months ended June 30, 2022, the Company's effective tax rate for continuing operations was 17.2% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures, and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives. For the three months ended June 30, 2021, the Company's effective tax rate for continuing operations was 14.0% and was higher than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. For the nine months ended June 30, 2021, the Company's effective tax rate for continuing operations was 20.9% and was higher than the statutory tax rate of 12.5% primarily due to valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. The effective tax rate for the nine months ended June 30, 2022 decreased as compared to the nine months ended June 30, 2021 primarily due to the discrete tax items. Refer to Note 19, "Income Taxes," of the notes to the consolidated financial statements for further detail.

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

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Income from continuing operations attributable to noncontrolling interests	$64	$87	-26%	$143	$186	-23%

The decrease in income from continuing operations attributable to noncontrolling interests for the three and nine months ended June 30, 2022 was primarily due to lower net income at certain partially-owned affiliates within the Global Products segment.

Net Income Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Net income attributable to Johnson Controls	$379	$574	-34%	$771	$1,368	-44%

The decrease in net income attributable to Johnson Controls for the three months ended June 30, 2022 was primarily due to higher SG&A and higher restructuring and impairment costs, partially offset by lower income tax provision. The decrease in net income attributable to Johnson Controls for the nine months ended June 30, 2022 was primarily due to higher SG&A, higher restructuring and impairment costs and non-recurrence of prior year income from discontinued operations, partially offset by higher gross profit and lower income tax provision.

Diluted earnings per share attributable to Johnson Controls for the three months ended June 30, 2022 was $0.55 compared to $0.80 for the three months ended June 30, 2021. Diluted earnings per share attributable to Johnson Controls for the nine months ended June 30, 2022 was $1.10 compared to $1.89 for the nine months ended June 30, 2021.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Comprehensive income attributable to Johnson Controls	$62	$633	-90%	$543	$1,793	-70%

The decrease in comprehensive income attributable to Johnson Controls for the three months ended June 30, 2022 was due to a decrease in other comprehensive income attributable to Johnson Controls ($376 million) resulting primarily from currency translation adjustments and lower net income attributable to Johnson Controls ($195 million). The year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the Brazilian real, British pound and euro against the U.S. dollar in the current quarter.

The decrease in comprehensive income attributable to Johnson Controls for the nine months ended June 30, 2022 was due to a decrease in other comprehensive income attributable to Johnson Controls ($653 million) resulting primarily from currency translation adjustments and lower net income attributable to Johnson Controls ($597 million). The year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound and euro in the nine months ended June 30, 2022 compared to strengthening of the Brazilian real, British pound, Canadian dollar and Mexican peso against the U.S. dollar in the nine months ended June 30, 2021.

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

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Building Solutions North America	$2,426	$2,212	10%	$6,805	$6,338	7%
Building Solutions EMEA/LA	952	1,001	-5%	2,869	2,883	—%
Building Solutions Asia Pacific	665	703	-5%	1,963	1,901	3%
Global Products	2,571	2,425	6%	6,937	6,154	13%
	$6,614	$6,341	4%	$18,574	$17,276	8%

Three Months:

•The increase in Building Solutions North America was due to higher prices ($217 million) and incremental sales related to business acquisitions ($6 million), partially offset by the unfavorable impact of foreign currency translation ($9 million). The sales increase was led by low double-digit growth in service and strong growth in the HVAC & Controls platform.

•The decrease in Building Solutions EMEA/LA was due to the unfavorable impact of foreign currency translation ($88 million) and business divestitures ($7 million), partially offset by the net impact of higher prices and lower volumes ($37 million) and incremental sales related to business acquisitions ($9 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales increased, driven by high single-digit growth in service and strong performance in the Fire & Security platforms. By region, strong growth in Europe was partially offset by a decline in Latin America.

•The decrease in Building Solutions Asia Pacific was due to the unfavorable impact of foreign currency translation ($39 million) and the net impact of lower volumes and higher prices ($7 million), partially offset by incremental sales related to business acquisitions ($8 million). The decrease in sales was due to the COVID-19 lockdowns in China. Strong demand for Industrial Refrigeration equipment continued in the third quarter of fiscal 2022.

•The increase in Global Products was due to the net impact of higher prices and lower volumes ($218 million) and incremental sales related to business acquisitions ($50 million), partially offset by the unfavorable impact of foreign currency translation ($122 million). Sales growth was driven by strong pricing and broad-based demand for Commercial and Residential HVAC and Fire Detection products, partially offset by lower volumes due to the supply chain constraints and the COVID-19 lockdowns in China.

Year-to-Date:

•The increase in Building Solutions North America was due to higher volumes and prices ($455 million) and incremental sales related to business acquisitions ($15 million), partially offset by the unfavorable impact of foreign currency translation ($3 million). The sales increase was led by strong growth in service and the HVAC & Controls platform.

•The decrease in Building Solutions EMEA/LA was due to the unfavorable impact of foreign currency translation ($155 million) and business divestitures ($16 million), partially offset by higher volumes and prices ($133 million) and incremental sales related to business acquisitions ($24 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales increased, driven by growth in service and strong performance in the Fire & Security platforms. By region, strong growth in Europe and Latin America was partially offset by continued weakness in the Middle East.

•The increase in Building Solutions Asia Pacific was due to the net impact of higher prices and lower volumes ($99 million) and incremental sales related to business acquisitions ($26 million), partially offset by the unfavorable impact of foreign currency translation ($62 million) and business divestitures ($1 million). The increase in sales was led by strong demand for Commercial Applied HVAC & Controls, partially offset by the COVID-19 lockdowns in China during the third quarter of fiscal 2022.

•The increase in Global Products was due to higher volumes and prices ($722 million) and incremental sales related to business acquisitions ($254 million), partially offset by the unfavorable impact of foreign currency translation ($193 million). Sales growth was driven by broad-based demand for Commercial and Residential HVAC and Fire & Security products and strong pricing.

Segment EBITA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change

Building Solutions North America	$260	$326	-20%	$745	$847	-12%
Building Solutions EMEA/LA	83	105	-21%	266	291	-9%
Building Solutions Asia Pacific	85	84	1%	227	234	-3%
Global Products	570	505	13%	1,283	1,001	28%
	$998	$1,020	-2%	$2,521	$2,373	6%

Three Months:

•The decrease in Building Solutions North America was primarily due to lower absorption related to supply chain disruptions and labor constraints and the unfavorable impact of foreign currency translation ($2 million), partially offset by productivity savings.

•The decrease in Building Solutions EMEA/LA was primarily due to supply chain disruptions and the unfavorable impact of foreign currency translation ($9 million), partially offset by favorable price/cost and productivity savings.

•The increase in Building Solutions Asia Pacific was primarily due to favorable price/cost and productivity savings, partially offset by lower volume leverage resulting from the COVID-19 lockdowns in China and the unfavorable impact of foreign currency translation ($6 million).

•The increase in Global Products was primarily due to favorable price/cost, favorable mix and productivity savings, partially offset by supply chain disruptions and the unfavorable impact of foreign currency translation ($20 million).

Year-to-Date:

•The decrease in Building Solutions North America was primarily due to lower absorption related to supply chain disruptions and labor constraints, partially offset by productivity savings.

•The decrease in Building Solutions EMEA/LA was primarily due to the suspension of operations in Russia ($11 million), supply chain disruptions and the unfavorable impact of foreign currency translation ($15 million), partially offset by favorable price/cost and productivity savings.

•The decrease in Building Solutions Asia Pacific was primarily due to supply chain disruptions and the unfavorable impact of foreign currency translation ($12 million), partially offset by favorable price/cost and productivity savings.

•The increase in Global Products was primarily due to favorable volumes and mix, productivity savings and a favorable earn-out liability adjustment ($43 million), partially offset by the unfavorable impact of foreign currency translation ($19 million) and lower equity income driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture ($9 million).

Backlog

The Company’s backlog is applicable to its sales of systems and services. At June 30, 2022, the backlog was $11.7 billion, of which $11.1 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At June 30, 2022, remaining performance obligations were $17.5 billion, which is $5.8 billion higher than the Company's backlog of $11.7 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

•Remaining performance obligations include large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which are services to be performed over the building's lifetime with initial contract terms of 25 to 35 years for the entire term of the contract versus backlog which includes only the lifecycle period of these contracts which approximates five years;
•The Company excludes from remaining performance obligations certain contracts with customers with a term of one year or less or contracts that are cancellable without substantial penalty while these contracts are included within backlog; and
•Remaining performance obligations include the full remaining term of service contracts with substantial termination penalties versus backlog which includes only one year for all outstanding service contracts.

The Company reports backlog as it believes it is a useful measure of evaluating the Company's operational performance and relationship to total orders.

Liquidity and Capital Resources

Working Capital

	June 30,	September 30,
(in millions)	2022	2021	Change

Current assets	$11,559	$9,998
Current liabilities	(11,883)	(9,098)
	(324)	900	*

Less: Cash and cash equivalents	(1,506)	(1,336)
Add: Short-term debt	2,081	8
Add: Current portion of long-term debt	217	226
Less: Current assets held for sale	(404)	—
Add: Current liabilities held for sale	261	—
Working capital (as defined)	$325	$(202)	*

Accounts receivable - net	$5,850	$5,613	4%
Inventories	2,574	2,057	25%
Accounts payable	4,125	3,746	10%

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

•The increase in working capital at June 30, 2022 as compared to September 30, 2021, was primarily due to an increase in inventory due to supply chain disruptions, an increase in accounts receivable and a decrease in accrued compensation and benefits liabilities, partially offset by an increase in accounts payable and deferred revenue.

•The Company’s days sales in accounts receivable at June 30, 2022 and September 30, 2021 were 57 days and 58 days, respectively. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended June 30, 2022 were lower than the comparable period ended September 30, 2021, primarily due to supply chain disruptions.

•Days in accounts payable at June 30, 2022 were 84 days, higher than 76 days at the comparable period ended September 30, 2021, primarily due to timing.

Cash Flows From Continuing Operations

	Nine Months Ended June 30,
(in millions)	2022	2021

Cash provided by operating activities	$811	$2,022
Cash used by investing activities	(588)	(886)
Cash provided (used) by financing activities	29	(1,650)

•The decrease in cash provided by operating activities was primarily due to increases in accounts receivable and inventory.

•The decrease in cash used by investing activities was primarily due to lower cash payments made for acquisitions, partially offset by higher capital expenditures.

•The increase in cash provided by financing activities was primarily due to higher net short-term debt borrowings, partially offset by higher stock repurchases.

Capitalization

	June 30,	September 30,
(in millions)	2022	2021	Change

Short-term debt	$2,081	$8
Current portion of long-term debt	217	226
Long-term debt	7,194	7,506
Total debt	9,492	7,740	23%
Less: Cash and cash equivalents	1,506	1,336
Total net debt	7,986	6,404	25%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	15,988	17,562	-9%
Total capitalization	$23,974	$23,966	—%

Total net debt as a % of total capitalization	33.3%	26.7%

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

•As of June 30, 2022, approximately $3.6 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.35 per common share in the quarter ended June 30, 2022. The Company has increased its dividend 30% since the fourth quarter of 2021 and intends to continue paying dividends throughout fiscal 2022.

•The Company believes its capital resources and liquidity position at June 30, 2022 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2022 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the second quarter of fiscal 2022, the Company took advantage of low interest rates in euro commercial paper markets and borrowed $1.5 billion in commercial paper, which the Company intends to repay by the end of the fiscal year. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in December 2022. There were no draws on the revolving credit facilities as of June 30, 2022 and September 30, 2021. The Company estimates that, as of June 30, 2022, it could borrow up to $1.4 billion based on average borrowing levels during the third quarter of fiscal 2022 on committed credit lines. The Company maintains a shelf registration statement with the SEC under which it may issue additional debt securities, ordinary shares, preferred shares, depositary shares, warrants purchase contracts and units that may be offered in one or more offerings on terms to be determined at the time of the offering. The Company anticipates that the proceeds of any offering would be used for general corporate purposes, including repayment of indebtedness, acquisitions, additions to working capital, repurchases of ordinary shares, dividends, capital expenditures and investments in the Company's subsidiaries. In addition, the Company held cash and cash equivalents of $1.5 billion as of June 30, 2022. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of June 30, 2022, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2022, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2022, the Company believes the long-term rate of return will approximate 7.00%, 3.70% and 5.30% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first nine months of fiscal 2022, the Company made approximately $83 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $100 million in cash to its defined benefit pension plans in fiscal 2022. The Company expects to contribute $3 million in cash to its postretirement plans in fiscal 2022.

•The Company earns a significant amount of its income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested except in limited circumstances. However, in fiscal 2022, the Company recorded income tax expense related to a change in the Company's assertion over the outside basis differences of the Company’s investment in certain subsidiaries as a result of the planned divestitures. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. The Company's intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at its Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

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

In fiscal 2021, the Company announced plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions intended to drive $250 million in annual run rate savings by fiscal 2023. The one-time pre-tax costs associated with these actions were originally expected to be approximately $385 million across all segments and at Corporate through fiscal 2023. The Company expects it will incur these costs by the end of fiscal 2022 due to certain restructuring actions and expenses planned for fiscal 2023 being accelerated into fiscal 2022. During the three and nine months ended June 30, 2022, the Company recorded $59 million and $135 million, respectively, of costs resulting from the 2021 restructuring plan. The Company has outstanding restructuring reserves of $90 million at June 30, 2022, all of which is expected to be paid in cash.

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

The following table presents summarized income statement information (in millions):

	Nine Months Ended June 30, 2022	Year Ended September 30, 2021
Net sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(181)	(212)
Net loss	(181)	(212)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(181)	(212)

Excluded from the table above are intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Nine Months Ended June 30, 2022	Year Ended September 30, 2021
Net sales	$—	$—
Gross profit	—	—
Income from continuing operations	62	223
Net income	62	223
Income attributable to noncontrolling interests	—	—
Net income attributable to the entity	62	223

The following table presents summarized balance sheet information as of June 30, 2022 and September 30, 2021 (in millions):

	June 30, 2022	September 30, 2021
Current assets	$796	$1,036
Noncurrent assets	243	280
Current liabilities	4,432	1,825
Noncurrent liabilities	6,961	7,260
Noncontrolling interests	—	—

Excluded from the table above are intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	June 30, 2022	September 30, 2021
Current assets	$1,071	$465
Noncurrent assets	2,969	2,992
Current liabilities	2,273	1,660
Noncurrent liabilities	6,941	7,199
Noncontrolling interests	—	—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. Plaintiffs filed an amended complaint on February 15, 2017. On November 3, 2021, the court granted the Company’s motion to dismiss the amended complaint. Plaintiffs have appealed to the United States Court of Appeals for the Seventh Circuit. Briefing on the appeal is completed. Oral argument has yet to be scheduled by the court.

Refer to Note 22, "Commitments and Contingencies," of the notes to the consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in our 2021 Annual Report.

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

Vaccine mandates and testing requirements have been announced in some jurisdictions where we operate. In addition, a number of our customers have issued vaccine requirements with respect to our employees who provide on-site service at customer facilities. Our efforts to comply with these or other mandates, including requiring that some or all of our employees be fully vaccinated against COVID-19, could result in increased labor attrition and disruption, as well as difficulty securing future labor needs, and could materially impact our ability to deliver services to our customers, which could in turn adversely impact our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and nine months ended June 30, 2022, the Company repurchased approximately $0.4 billion and $1.4 billion of its ordinary shares on an open market, respectively. As of June 30, 2022, approximately $3.6 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/1/22 - 4/30/22
Purchases by Company	2,451,348	$64.51	2,451,348	$3,861,852,964
5/1/22 - 5/31/22
Purchases by Company	2,151,605	53.53	2,151,605	3,746,673,989
6/1/22 - 6/30/22
Purchases by Company	2,324,472	51.12	2,324,472	3,627,843,375

During the three months ended June 30, 2022, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: August 4, 2022	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer