Form 10-K
period 2022-09-30
Johnson Controls International plc
filed 2022-11-15
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number 001-13836
JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange
4.625% Notes due 2023	JCI23	New York Stock Exchange
1.000% Senior Notes due 2023	JCI23A	New York Stock Exchange
3.625% Senior Notes due 2024	JCI24A	New York Stock Exchange
1.375% Notes due 2025	JCI25A	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange
6.000% Notes due 2036	JCI36A	New York Stock Exchange
5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
5.125% Notes due 2045	JCI45B	New York Stock Exchange
6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2022, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $45.5 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2022, 686,703,889 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 8, 2023 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2022

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company’s ability to manage general economic, business and capital market conditions, including the impact of recessions and economic downturns; the ability to manage macroeconomic and geopolitical volatility, including global price inflation, shortages impacting the availability of raw materials and component products and the conflict between Russia and Ukraine; the ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable regulatory requirements; the strength of the U.S. or other economies; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status; changes to laws or policies governing foreign trade, including economic sanctions, tariffs or trade restrictions; maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the ability of the Company to drive organizational improvement; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings and was renamed Johnson Controls, Inc. in 1974. In 2005, Johnson Controls acquired York International, a global supplier of heating, ventilating, air-conditioning ("HVAC") and refrigeration equipment and services. In 2014, Johnson Controls acquired Air Distribution Technologies, Inc., one of the largest independent providers of air distribution and ventilation products in North America. In 2015, Johnson Controls formed a joint venture with Hitachi to expand its building related product offerings. In 2016, Johnson Controls, Inc. and Tyco International plc ("Tyco") completed their combination (the "Merger"), combining Johnson Controls' portfolio of building efficiency solutions with Tyco’s portfolio of fire and security solutions. Following the Merger, Tyco changed its name to “Johnson Controls International plc.”

In 2016, the Company completed the spin-off of its automotive business into Adient plc, an independent, publicly traded company. In 2019, the Company closed the sale of its Power Solutions business, completing the Company’s transformation into a pure-play building technologies and solutions provider.

The Company is a global leader in engineering, manufacturing and commissioning building products and systems, including residential and commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, security and fire-protection space), and energy-management consulting. In 2020, the Company launched its OpenBlue software platform, enabling enterprises to manage all aspects of their physical spaces by combining the Company's building products and services with cutting-edge technology and digital capabilities to enable data-driven “smart building” services and solutions. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

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

Building Solutions EMEA/LA: Building Solutions EMEA/LA designs, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven “smart building” solutions, to markets in Europe, the Middle East, Africa and Latin America.

Building Solutions Asia Pacific: Building Solutions Asia Pacific designs, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven “smart building” solutions, in the Asia Pacific marketplace.

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

The Company has developed software platforms, including on-premises platforms and cloud-based software services, and integrated its products and services with digital capabilities to provide data-driven solutions to create smarter, safer and more sustainable buildings. The Company's OpenBlue platform enables enterprises to manage all aspects of their physical spaces delivering sustainability, new occupant experiences, safety and security by combining the Company’s building expertise with cutting-edge technology, including AI-powered service solutions such as remote diagnostics, predictive maintenance, compliance monitoring and advanced risk assessments. The Company leverages its digital and data-driven products and services to offer integrated and customizable solutions focused on delivering outcomes to customers, including OpenBlue Buildings-as-a-Service, OpenBlue Net Zero Buildings-as-a-Service and OpenBlue Healthy Buildings. These services are generally designed to generate recurring revenue for the Company as it supports its customers in achieving their desired outcomes.

In fiscal 2022, approximately 37% of sales originated from product offerings, 39% of sales originated from installations and 24% of sales originated from service offerings.

Competition

The Company conducts its operations through a significant number of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability and construction or project management expertise. Competitors for HVAC equipment, security, fire-detection, fire suppression and controls in the residential and non-residential marketplace include many local, regional, national and international providers. Larger competitors include Honeywell International, Inc.; Siemens Smart Infrastructure, an operating group of Siemens AG; Schneider Electric SA; Carrier Global Corporation; Trane Technologies plc; Daikin Industries, Ltd.; Lennox International, Inc.; GC Midea Holding Co, Ltd. and Gree Electric Appliances, Inc. In addition, the Company competes in a highly fragmented building services market. The Company also faces competition from a diverse range of established companies, start-ups and other emerging entrants to the buildings industry in the areas of digital services, software as a service and the Internet of Things. The loss of any individual contract or customer would not have a material adverse effect on the Company.

Business Strategy

The Company’s business strategy is to sustain and expand its position as a leader in smart and sustainable building solutions by offering a full spectrum of products and solutions for customer buildings across the globe. The Company’s core strategy remains focused on creating growth platforms, driving operational improvements and creating a high-performance culture. The Company has strong positions in attractive and growing end-markets across HVAC, controls, fire, security and services, enhanced by its comprehensive product portfolio and substantial installed base. The Company believes that it is well positioned to capitalize on the emerging and prevalent trends in the buildings industry, including sustainability, healthy buildings/indoor environmental quality and smart buildings. To capitalize on these trends, the Company remains focused on maintaining leading positions in commercial HVAC and building management systems, as well as enabling growth through digital, to develop and leverage new digital technologies and capabilities into outcomes powered by its OpenBlue software platform. In furtherance of these goals, the Company has three strategic priorities:

Capitalize on Key Growth Vectors: Sustainability, healthy buildings/indoor environmental quality and smart buildings represent key growth opportunities for the Company. The Company seeks to leverage its existing portfolio breadth and investments in product development, combined with the expansion of its digital products and capabilities powered by OpenBlue, to offer differentiated solutions and innovative deal structures to help customers achieve their objectives. The Company intends to expand its capabilities by investing in products and technologies, as well as expanding its partnerships, to power innovation that will allow it to provide differentiated services that are tailored to its customers’ desired outcomes.

Accelerate in High Growth Digital Services, Regions and Verticals: The Company is focused on transforming its large service business through its digital technologies, further enabled by the Company’s installed base, domain expertise and global coverage. The Company is focused on developing and deploying connected equipment, systems and controls that will support the provision of digital services and solutions. The Company further intends to expand its presence in high growth regions and invest in high growth verticals within the markets it serves, including healthcare, commercial offices/campus, education and data centers.

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

Backlog

The Company’s backlog is applicable to its sales of systems and services. At September 30, 2022, the backlog was $11.7 billion, of which $11.1 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At September 30, 2022, remaining performance obligations were $17.5 billion, which is $5.8 billion higher than the Company's backlog of $11.7 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to the following:

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
•Remaining performance obligations exclude certain customer contracts with a term of one year or less and contracts that are cancelable without substantial penalty versus backlog which includes short-term and cancelable contracts; and
•Remaining performance obligations include the full remaining term of service contracts with substantial termination penalties versus backlog which includes one year for all outstanding service contracts.

The Company will continue to report backlog as it believes it is a useful measure of evaluating the Company's operational performance and relationship to total orders.

Raw Materials

Raw materials used by the Company’s businesses in connection with their operations include steel, aluminum, brass, copper, polypropylene and certain flurochemicals used in fire suppression agents. The Company also uses semiconductors and other electronic components in the manufacture of its products. During fiscal 2022, the Company experienced material cost increases due to global inflation, supply chain disruptions, labor shortages, increased demand and other regulatory and macroeconomic factors. These trends had an unfavorable impact on the Company’s results of operations in fiscal 2022, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company believes that the macroeconomic trends experienced in fiscal 2022 will continue into fiscal 2023. Therefore, the Company could experience further disruptions, shortages and price inflation in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events. In fiscal 2023, commodity prices and availability could fluctuate throughout the year and could significantly affect the Company’s results of operations. For a more detailed description of the risks related to the availability of raw materials, components and commodities, see Item 1A. Risk Factors.

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

A portion of the Company’s products consume energy and use refrigerants. Increased public awareness and concern regarding global climate change has resulted in more regulations designed to reduce greenhouse gas emissions. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential (“GWP”) of refrigerants, equipment energy efficiency, and the combustion of fossil fuels as a heating source. The Company continues to invest in its product portfolio to meet emerging emissions regulations and standards.

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

Government Regulation and Supervision

The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states and non-U.S. jurisdictions in which the Company operates have licensing laws directed specifically toward the alarm and fire suppression industries. The Company's security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the U.S. are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact the Company's fire businesses. The Company’s businesses may also be affected by changes in governmental regulation of refrigerants and energy efficiency standards, noise regulation and product safety regulations, including changes related to hydro fluorocarbons/emissions reduction efforts, energy conservation standards and the regulation of fluorinated gases. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government policies can affect the Company's worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company's business, see Item 1A. Risk Factors.

Regulatory Capital Expenditures

The Company’s efforts to comply with numerous federal, state and local laws and regulations applicable to its business and products often results in capital expenditures. The Company makes capital expenditures to design and upgrade its fire and security products to comply with or exceed standards applicable to the alarm, fire suppression and security industries. The Company also makes capital expenditures to meet or exceed energy efficiency standards, including the regulation of refrigerants, hydro fluorocarbons/emissions reductions efforts and the regulation of fluorinated gasses, particularly with respect to the Company’s HVAC products and solutions. The Company’s ongoing environmental compliance program also results in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2022 related solely to regulatory compliance were not material. It is management’s expectation that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on the Company’s financial results or competitive position in any one year. See Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Human Capital Management

Overview and Governance

The Company strives to continuously drive and develop its High-Performance Culture. The Company’s High-Performance Culture represents the practices and behaviors, underpinned by the Company’s values, that lead to sustained growth, winning results and satisfied customers.

The responsibility to develop and maintain a High-Performance Culture is owned, embedded and executed throughout the Company. The Chief Human Resources Officer ("CHRO") is responsible for establishing the Company’s strategy to drive a High-Performance Culture and ensuring its execution across the Company. The Compensation and Talent Development Committee of the Board of Directors is the primary overseer of the Company’s High-Performance Culture strategy and execution. The Chief Executive Officer ("CEO"), the CHRO, the Vice President of Diversity and Inclusion and other senior leaders within the Company are responsible for the execution of the strategy and engage with the Compensation and Talent Development Committee, the Governance and Sustainability Committee and the full Board of Directors on the critical components driving the Company’s High-Performance Culture, including discussions of human capital trends, practices and operations, diversity and inclusion, health and safety, leadership development and succession planning. Key components driving the Company’s High-Performance Culture include:

Health and Safety

Health and Wellness, Safety and Environment are the three pillars of the Company’s Zero Harm vision. The Company’s health and safety programs are designed around global standards with appropriate variations addressing multiple jurisdictions and regulations, specific hazards and unique working environments of the Company’s manufacturing, service and install, and headquarter operations. In its continuous efforts to ensure the health, safety and well-being of its employees and workplaces, during fiscal 2022, the Company created new Zero Harm Well-Being and Zero Harm Sustainability Behaviors, each of them consisting of ten guiding principles to protect employees and the environment. In addition, the Company launched a vehicle telematics program to identify unsafe driving practices and further reduce the occurrence of motor vehicle accidents. Today, the Company’s focus on employee well-being continues with the utilization of global and regional well-being councils, addressing physical, mental, social and financial aspects of employee well-being.

The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and training are in place. In addition, the Company engages an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to its global health and safety standards. Safety culture and behavior-based safety initiatives have been deployed within the Company, including a multi-faceted policy focused on preventing distracted driving and the design and rollout of a new style of platform ladder built to provide a safe working platform for employees. One safety policy that applies to all employees around the globe, regardless of rank, is every individual worker’s right to apply the “Stop Work” principle when uncertain about the health and safety of a particular task.

The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). In fiscal 2022, the Company had a TRIR of 0.40 and a LTIR of 0.14.

Diversity and Inclusion

Diversity and inclusion are embedded throughout the Company’s strategy to drive a High-Performance Culture. The Company recognizes that an inclusive culture that is diverse adds value to the Company and its customers through: the creation and delivery of innovative and outstanding products, services and outcomes; the cultivation of an engaged and empowered environment where employee productivity drives company growth; and the onboarding of high-performing talent into the organization to propel the Company's transformation and future. The Company believes that all employees and leaders are responsible for creating a diverse and inclusive workplace. Employees are empowered to take an active role in creating a culture that values uniqueness, celebrates creativity and drives innovation. The Company places a high value on inclusion, engaging employees in Business Resource Groups ("BRGs") — employee-led voluntary organizations of people with similar interests, experiences, or demographic characteristics. The Company maintains its BRG chapters worldwide across nine categories: African American, Asia Pacific, LGBTQ+, Emerging Leaders, Hispanic, Disabilities, Veterans, Women and Sustainability. The Company uses these groups to serve as a source of inclusion and to support the acquisition and development of diverse talent internally and externally. Each BRG is open to all employees and sponsored and supported by senior leaders across the enterprise. The Company’s BRG structure includes monthly learning series, an active recruitment platform, an innovation hub, and community engagement. In fiscal 2022, the Company continued to realize meaningful growth in BRG membership.

The Company has implemented several measures that focus on ensuring accountabilities exist for making progress in diversity:

•Diversity Performance Goals: The CEO and other senior leaders have diversity and inclusion objectives in their annual performance goals.

•Attracting Diverse Talent: The Company commits to having a diverse talent pipeline by partnering with its business units in their workforce planning forecasts, as well as external organizations, to develop initiatives and goals to recruit diverse talent across all leadership and skill areas. In furtherance of this commitment, the Company continues to enhance its Future Leaders Internship Program, an enterprise-wide internship program designed to build a sustainable, diverse pipeline of talent with the critical skills needed to support the Company’s growth initiatives.

•Facilitating Engagement: The Company launched the Perspectives Listening Series to facilitate honest, courageous and authentic conversations between colleagues on topics that are relevant and important to employees, communities and society as a whole. Topics covered include next generation leadership, gender equality, the social justice movement and fatherhood.

Talent Development

To maintain a High-Performance Culture, the Company must ensure the continued development and advancement of its people. Strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. The Company continues to provide opportunities for the Company's employees to grow their careers, with approximately half of open management positions filled internally during fiscal year 2022.

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

In fiscal 2022, the Company offered a robust curriculum of over 232,000 learning activities available to employees, consisting of videos, courses, e-learning, documentation, articles and books, including over 4,000 active (in person or virtual) learning courses. In fiscal 2022, over 1.25 million learning activities were completed by approximately 93,000 employees. The total learning hours consumed by employees was 1.02 million hours, averaging almost 11 hours per employee including time invested in formal learning and standard time invested in self-paced reading or video consumption.

Employee Population and Demographics

As of September 30, 2022, the Company employed approximately 102,000 people worldwide, of which approximately 38,000 were employed in the United States and approximately 64,000 were outside the United States. Approximately 22,000 employees are covered by collective bargaining agreements or works councils and the Company believes that its relations with its labor unions are generally positive.

Employee Diversity as of September 30, 2022
Employees	Male	Female	Minority (1)
Total	76%	24%	30%
Managers	80%	20%	21%
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

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures. The Company has committed to invest a substantial portion of its new product research and development in climate-related innovation to develop sustainable products and services. The Company invests in enhancements to the capabilities of its product lines and services to support its strategy, meet consumer preferences and achieve regulatory compliance. This includes investments in the development of the Company’s OpenBlue platform and related service offerings, digital product capabilities, energy efficiency and low GWP refrigerants and technology.

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

ITEM 1A    RISK FACTORS

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The disclosure of a risk should not be interpreted to imply that such risk has not already materialized. Additional risks not currently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business, financial condition, results of operations and cash flows.

Risks Related to Macroeconomic and Political Conditions

Economic, political, credit and capital market conditions could adversely affect our financial performance, our ability to grow or sustain our business and our ability to access the capital markets.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect each of our primary businesses and the businesses of our customers and suppliers. Recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by the conflict between Russia and Ukraine, global supply chain disruptions, inflation and the strengthening of the U.S. dollar, have and could continue to adversely impact our results of operations. Other potential consequences arising from the Russia/Ukraine conflict and its effect on our business and results of operations as well as the global economy, cannot be predicted. This may include further sanctions, embargoes, regional instability, geopolitical shifts, energy instability, potential retaliatory action by the Russian government, increased cybersecurity attacks, increased tensions among countries in which we operate.

The capital and credit markets provide us with liquidity to operate and grow our business beyond the liquidity that operating cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors; then our financial condition, results of operations and cash flows could be adversely affected.

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

Much of the demand for installation of HVAC, security products, and fire detection and suppression solutions is driven by commercial and residential construction and industrial facility expansion and maintenance projects. Commercial and residential construction projects are heavily dependent on general economic conditions, localized demand for commercial and residential real estate and availability of credit. Commercial and residential real estate markets are prone to significant fluctuations in supply and demand. In addition, most commercial and residential real estate developers rely heavily on project financing in order to initiate and complete projects. Declines in real estate values and increases in prevailing interest rates could lead to significant reductions in the demand for and availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors could in turn temper demand for new HVAC, fire detection and suppression and security installations.

Levels of industrial capital expenditures for facility expansions and maintenance are dependent on general economic conditions, economic conditions within specific industries we serve, expectations of future market behavior and available financing. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries tend to delay major capital projects, including greenfield construction, maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy, component and commodity prices, commodity and component availability and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services as projects are postponed or cancelled. Although our industrial customers tend to be less dependent on project financing than real estate developers, increases in prevailing interest rates or disruptions in financial markets and banking systems could make credit and capital markets difficult for our customers to access and could significantly raise the cost of new debt for our customers. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during periods of favorable end-market conditions.

Many of our customers inside and outside of the industrial and commercial sectors, including governmental and institutional customers, have experienced budgetary constraints as sources of revenue have been negatively impacted by adverse or stagnant economic conditions. These budgetary constraints have in the past, and may in the future, reduce demand for our products and services among governmental and institutional customers.

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

Increases in commodity costs can negatively impact the profitability of orders in backlog as prices on such orders are typically fixed; therefore, in the short-term, our ability to adjust for changes in certain commodity prices is limited. In these cases, if we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. In cases where commodity price risk cannot be naturally offset or hedged through supply-based fixed-price contracts, we use commodity hedge contracts to minimize overall price risk associated with our anticipated commodity purchases. Unfavorability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level. Additionally, to the extent we do not or are unable to hedge certain commodities and the commodity prices substantially increase, such increases will have an adverse effect on our results of operations.

We have experienced, and expect to continue to experience, increased commodity costs as a result of global macroeconomic trends, including global price inflation, supply chain disruption and the Russia/Ukraine conflict. While we have taken action to offset increasing commodity costs as described above, we have nonetheless experienced negative impacts on profitability as a result of such increased costs. Continued increases in commodity costs could negatively impact our results of operations to the extent we are unable to successfully mitigate and offset the impact of increased costs.

Risks associated with our non-U.S. operations could adversely affect our business, financial condition and results of operations.

We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic and geopolitical uncertainty in any of the regions of the world in which we operate, such as Asia, South America, the Middle East, Europe and emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations to cover our capital needs and debt service requirements.

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While we employ financial instruments to hedge some of our transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our profit margin in various locations outside of the U.S. and adversely impact the comparability of results from period to period. During 2022, we experienced a reduction in revenue and profits as a result of the significant strengthening of the U.S. dollar against foreign currencies. The continued strength of the U.S. dollar could continue to adversely impact our revenue and profit in non-U.S. jurisdictions.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including anti-trust, import, export, labor and environmental laws, and monetary and fiscal policies; the ability to enforce rights, collect revenues and protect assets in foreign jurisdictions; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled or unstable political conditions; international conflict; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to our restructuring actions; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest, and possible terrorist attacks.

These and other factors may have a material adverse effect on our business and results of operations.

Impacts related to the COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 global pandemic created significant volatility, uncertainty and economic disruption. In response to the challenges presented by COVID-19, we modified our business practices and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. These actions, may cause us to experience increases in costs, reductions in productivity and disruptions to our business routines.

Vaccine mandates and testing requirements have been implemented in some jurisdictions where we operate. In addition, a number of our customers have issued vaccine requirements with respect to our employees who provide on-site service at customer facilities. Our efforts to comply with these or other mandates could result in increased labor attrition and disruption, as well as difficulty securing future labor needs, and could materially impact our ability to deliver services to our customers, which could in turn adversely impact our results of operations.

We may also experience impacts from market forces and changes in consumer behavior related to pandemic fears as a result of COVID-19. Challenges in achieving sufficient vaccination levels and the introduction of new variants of COVID-19 have and could continue to negatively impact our results of operations due to the extension or reinstitution of lockdowns and similar restrictive measures, limited access to customer sites to perform installation and service work, the delay or abandonment of projects on which we provide products and/or services, and the general adverse impacts on demand and sales volumes from industries that are sensitive to economic downturns and volatility in commodity prices. For example, the Company has experienced, and could continue to experience, disruptions to its business in China due to the application of lockdowns and other restrictive measures under China's "zero-COVID" policy. Further, the COVID-19 pandemic could result in permanent changes in the behaviors of our customers, including the increased prevalence of remote work and a corresponding decline in demand for the construction and maintenance of commercial buildings. Any of these impacts could adversely affect our results of operations.

The extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 and its variants, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated, impacts on economic activity and regulatory actions taken to mitigate the impacts of COVID-19. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of this Annual Report on Form 10-K.

Risks Related to Our Business Operations

The ability of suppliers to deliver raw materials, parts and components to our manufacturing facilities, and our ability to manufacture and deliver services without disruption, could affect our results of operations.

We use a wide range of materials (primarily steel, copper and aluminum) and components (including semiconductors and other electronic components) in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, global geopolitical instability, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation, all of which could continue or escalate in the future. In addition, some of our subcontractors have also experienced supply chain and labor disruptions, which have continued to impact our ability to timely complete projects and convert our backlog. Such disruptions have and could continue to interrupt our ability to manufacture or obtain certain products and components, thereby adversely impacting our ability to provide products to customers, convert our backlog into revenue and realize expected profit margins. Any significant disruption could materially and adversely affect our business, financial condition, results of operations and cash flows.

Material supply shortages and delays in deliveries, along with other factors such as price inflation, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. The inability to timely convert our backlog due to supply chain disruptions subjects us to pricing risk due to cost inflation occurring between the generation of backlog and its conversion into revenue. If we are unable to effectively manage the impacts of price inflation and timely convert our backlog, our results of operations, financial condition and cash flows could materially and adversely be affected.

Our future growth is dependent upon our ability to develop or acquire new products and technologies that achieve market acceptance with acceptable margins.

Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products, services and technologies requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products, we may be unable to detect and correct defects in the design of a product or in its application to a specified use, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products, particularly as we increase investment in our digital services and solutions business and our OpenBlue software platform. The laws and regulations applicable to our products, and our customers’ product and service needs, change from time to time, and regulatory changes may render our products and technologies noncompliant. We must also monitor disruptive technologies and business models. In addition, the markets for our products, services and technologies may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors, the introduction of new competitors to the market with new or innovative product offerings or the failure to address any of the above factors could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Cybersecurity incidents impacting our IT systems and digital products could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems or integrate existing systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. In addition, we are relying on our IT infrastructure to support our employees’ ability to work remotely. If we experience a problem with the functioning of an important IT system as a result of increased burdens placed on our IT infrastructure or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats directed at the Company, its products, its customers and/or its third-party service providers, including cloud providers. These threats and incidents originate from many sources globally and include malwares that take the form of computer viruses, ransomware, worms, Trojan horses, spyware, adware, scareware, rogue software, and programs that act against the computer user. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date has been material to the Company. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs which we believe are less susceptible to cyber-attacks, continuous monitoring of our IT networks and systems, maintenance of backup and protective systems and the incorporation of cybersecurity design throughout the lifecycle of our products. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Such incidents could remain undetected for an extended period of time, and the losses arising from such incidents could exceed our available insurance coverage for such matters.

An increasing number of our products, services and technologies, including our OpenBlue software platform, are delivered with digital capabilities and accompanying interconnected device networks, which include sensors, data, building management systems and advanced computing and analytics capabilities. If we are unable to manage the lifecycle cybersecurity risk in development, deployment and operation of our digital platforms and services, they could become susceptible to cybersecurity incidents and lead to third-party claims that our product failures have caused damages to our customers. This risk is enhanced by the increasingly connected nature of our products and the role they play in managing building systems.

The potential consequences of a material cybersecurity incident include financial loss, reputational damage, adverse health, safety, and environmental consequences, exposure to legal claims or enforcement actions, theft of intellectual property, fines levied by the Federal Trade Commission or other governmental organizations, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could materially and adversely affect our competitiveness and results of operations.

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, our business and our products may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or errors that could potentially lead to compromising such data, improper use of our products, systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, channel partners, customers or other third parties, as a result of employee error or malfeasance, or as a result of the imaging, software, security and other products we incorporate into our products, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to select the products and services of our competitors. Any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, proposed regulations restricting the use of biometric security technology could impact the products and solutions offered by our security business. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

Failure to increase organizational effectiveness through organizational improvements may reduce our profitability or adversely impact our business.

Our results of operations, financial condition and cash flows are dependent upon our ability to drive organizational improvement. We seek to drive improvements through a variety of actions, including integration activities, digital transformation, business portfolio reviews, productivity initiatives, functionalization, executive management changes, and business and operating model assessments. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements, and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, our failure to effectively manage organizational changes may lead to increased attrition and harm our ability to attract and retain key talent.

Infringement or expiration of our intellectual property rights, or allegations that we have infringed upon the intellectual property rights of third parties, could negatively affect us.

We rely on a combination of trademarks, trade secrets, patents, copyrights, know-how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. From time to time we resort to litigation to protect our intellectual property rights. Such proceedings can be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

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

Unlike many of our competitors, we rely on a direct sales channel for a substantial portion of our revenue. The direct channel provides for the installation of fire and security solutions, and HVAC equipment manufactured by us. This represents a significant distribution channel for our products, creates a large installed base of our fire and security solutions and HVAC equipment, and creates opportunities for longer term service and monitoring revenue. If we are unable to maintain or grow this installation business, whether due to changes in economic conditions, a failure to anticipate changing customer needs, a failure to introduce innovative or technologically advanced solutions, or for any other reason, our installation revenue could decline, which could in turn adversely impact our product pull-through and our ability to grow service and monitoring revenue.

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

Our ability to convert backlog into revenue requires us to maintain a labor force that is sufficiently large enough to support our manufacturing operations to meet customer demand, as well as provide on-site services and project support for our customers. This includes recruiting, hiring and retaining skilled trade workers to support our direct channel field businesses. Recently, we have experienced the impacts of shortages for both skilled and unskilled labor. While we have taken measures to mitigate the impact of these shortages, we can provide no assurance that such efforts will be successful. The impacts of labor shortages could limit our ability to convert backlog into revenue and negatively impact our results of operations.

A material disruption of our operations, particularly at our monitoring and/or manufacturing facilities, could adversely affect our business.

If our operations, particularly at our monitoring facilities and/or manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, climate change, cybersecurity breaches, power outages, fires, explosions, terrorism, sabotage, adverse weather conditions, public health crises (including COVID-19 related shutdowns), labor disputes, labor shortages or other reasons, we may be unable to effectively respond to alarm signals, fill customer orders, convert our backlog and otherwise meet obligations to or demand from our customers, which could adversely affect our financial performance. For example, during the COVID-19 pandemic, we experienced disruptions in certain of our manufacturing facilities resulting from government-mandated shutdowns and labor shortages. The continuation or recurrence of either of these trends could adversely affect our financial performance.

Interruptions to production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from significant production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, results of operations and cash flows.

Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.

We employ approximately 102,000 people worldwide. Approximately 22% of these employees are covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers could also result in reduced demand for our products.

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

Existing free trade laws and regulations, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business and financial results. For example, the U.S., China and other countries continue to implement restrictive trade actions, including tariffs, export controls, sanctions, legislation favoring domestic investment and other actions impacting the import and export of goods, foreign investment and foreign operations in jurisdictions in which we operate. Additional measures imposed by such countries on a broader range of imports or economic activity, or retaliatory trade measures taken by other countries in response, could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in such countries.

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
The effects of climate change create financial risks to our business. For example, the effects of climate change could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, exacerbate existing risks to our supply chain and increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

Increased public awareness and concern regarding global climate change has resulted in more regulations designed to reduce greenhouse gas emissions. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential (“GWP”) of refrigerants, equipment energy efficiency, and the combustion of fossil fuels as a heating source. Many of our products consume energy and use refrigerants. Regulations which seek to reduce greenhouse gas emissions present a risk to our global products business, predominantly our HVAC business, if we do not adequately prepare our product portfolio. As a result, we may be required to make increased research and development and other capital expenditures to improve our product portfolio in order to meet new regulations and standards. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet due to the required level of capital investment or technological advancement. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.

We are subject to emerging and competing climate regulations. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to incentives, which if discontinued, could adversely impact the demand for energy efficient buildings, and could increase costs of compliance. These factors may impact the demand for our products, obsolescence of our products and our results of operations.

As of the date of this filing, we have made several public commitments regarding our intended reduction of carbon emissions, including commitments to achieve net zero carbon emissions by 2040 and the establishment of science-based targets to reduce carbon emissions from our operations and the operations of our customers. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of our brand and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. For example, proposed federal, state and European Union legislative action concerning the use and clean-up of fire-fighting foam products, including the United States Environmental Protection Agency’s proposal to designate perfluorooctane sulfonate ("PFOS") and perfluorooctanoic acid ("PFOA") as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act, could negatively impact our fire-fighting business and our results of operations, thereby enhancing the risks to our business described under “Potential liability for environmental contamination could result in substantial costs” below.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety laws governing employee injuries, and permitting requirements in addition to the environmental matters discussed above. If we are unable to adequately comply with applicable health and safety regulations and provide our employees with a safe working environment, we may be subject to litigation and regulatory action, in addition to negatively impacting our ability to attract and retain talented employees. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production. Additionally, violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these various uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws around the world.

The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot assure you that our internal control policies and procedures will preclude reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we will investigate the allegations and may engage outside counsel to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, we could be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of such compliance matters, which also could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We are subject to risks arising from regulations applicable to companies doing business with the U.S. government.

Our customers include many U.S. federal, state and local government authorities. Doing business with the U.S. federal, state and local governments subjects us to certain particular risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for failure to perform under the applicable contract. We are subject to potential government investigations of business practices and compliance with government procurement and security regulations, which can be expensive and burdensome. If we were charged with wrongdoing as a result of an investigation, we could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on our results of operations. In addition, various U.S. federal and state legislative proposals have been made in the past that would deny governmental contracts to U.S. companies that have moved their corporate location abroad. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

Risks Related to Litigation

Potential liability for environmental contamination could result in substantial costs.

We have projects underway at multiple current and former manufacturing and testing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties, including our Fire Technology Center and Stanton Street manufacturing facility located in Marinette, Wisconsin. These projects relate to a variety of activities, including arsenic, solvent, oil, metal, lead, PFOS, PFOA and/or other per- and polyfluorinated substances ("PFAS") and other hazardous substance contamination cleanup; and structure decontamination and demolition, including asbestos abatement. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites and resolve outstanding litigation could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business, results of operations and cash flows.

In addition, we have been named, along with others, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense, the U.S. military and others for fire suppression purposes and related training exercises. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation. See Note 21, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.

We and certain of our subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits on satisfactory terms in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. See Note 21, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

Legal proceedings in which we are, or may be, a party may adversely affect us.

We are currently, and may in the future, become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers or customers, intellectual property matters, third party liability, including product liability claims, and employment claims. In addition, we may be exposed to greater risks of liability for employee acts or omissions, or system failure, in our fire and security businesses than may not be inherent in other businesses. In particular, because many of our fire and security products and services are intended to protect lives and real and personal property, we may have greater exposure to litigation risks than other businesses. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. As a result, such employee acts or omissions or system failures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Strategic Transactions

We may be unable to successfully execute or effectively integrate acquisitions or joint ventures.

We expect acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements), to play a role in our future growth and our ability to build capabilities in our products and services. We cannot be certain that we will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions with capital obligations across our businesses.

Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions and investments may be dilutive to earnings. Acquisitions involve numerous other risks, including: the diversion of management attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; difficulties in assimilating employees and in attracting and retaining key personnel; challenges in successfully integrating and operating businesses with different characteristics than our current core businesses; challenges in keeping existing customers and obtaining new customers; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects; contingent liabilities (including contingent tax liabilities and earn-out obligations) that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with acquired companies.

The goodwill and intangible assets recorded with past acquisitions were significant and impairment of such assets could result in a material adverse impact on our financial condition and results of operations. Competition for acquisition opportunities may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially and adversely impact our business, financial condition and results of operations.

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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. Some divestitures may be dilutive to earnings. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. In the event we are unable to successfully divest a business or product line, we may be forced to wind down such business or product line, which could materially and adversely affect our results of operations and financial condition. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

Risks Related to Tax Matters

Future potential changes to the tax laws could adversely affect us and our affiliates.

Legislative and regulatory action may be taken in the U.S. and other jurisdictions in which we operate, which, if ultimately enacted, could override tax treaties upon which we rely, or broaden the circumstances under which we would be considered a U.S. resident, each of which could materially and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative or regulatory proposals and such changes could have a prospective or retroactive application. However, if proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting Johnson Controls International plc’s ability, as an Irish company, to take advantage of tax treaties with the U.S., we could be subject to increased taxation, potentially significant expense, and/or other adverse tax consequences.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other sections, creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to us in fiscal 2024. We do not expect the IRA to have a material impact on our effective tax rate, however, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our tax rate. In addition, in October 2021, 136 out of 140 countries in the Organization for Economic Co-operation and Development ("OECD") Inclusive Framework on Base Erosion and Profit Shifting ("IF"), including Ireland, politically committed to potentially fundamental changes to the international corporate tax system, including the potential implementation of a global minimum corporate tax rate. While the details of these pronouncements remain unclear and timing of implementation uncertain, the impact of local country IF adoption could have a material impact on our effective tax rate. It is also possible that jurisdictions in which we do business could react to such IF developments unilaterally by enacting tax legislation that could adversely affect us or our affiliates. There is also general uncertainty regarding the tax policies of the jurisdictions where we operate, and if changes are enacted, there could be a resulting increase in our effective tax rate.

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

In certain circumstances, as an Irish tax resident company, we will be required to deduct Irish dividend withholding tax (currently at the rate of 25%) from dividends paid to our shareholders. Shareholders that are residents in the U.S., European Union countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish withholding tax so long as the shareholder has provided certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our ordinary shares.

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

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plans in future periods. Because we mark-to-market our defined benefit plan assets and liabilities on an annual basis, large non-

cash gains or losses could be recorded in the fourth quarter of each fiscal year or when a remeasurement event occurs. Generally accepted accounting principles in the U.S. require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other factors, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations.

A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.

Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds in the market or under our existing credit agreements. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted and the price we pay to issue debt could increase. Historically, we have relied on our ability to issue commercial paper rather than to draw on our credit facility to support our daily operations, which means that a downgrade in our ratings or volatility in the financial markets causing limitations to the debt capital markets could have an adverse effect on our business or our ability to meet our liquidity needs.

Further, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

A variety of other factors could adversely affect the results of operations of our business.

Any of the following could materially and adversely impact the results of operations of our business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; our ability to recognize the expected benefits of our restructuring actions, products and services that we are unable to pass on to the market; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; and natural or man-made disasters or losses that impact our ability to deliver products and services to our customers.

ITEM 1B    UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 2    PROPERTIES

The Company has properties in over 60 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2022, these properties totaled approximately 40 million square feet of floor space of which 12 million square feet are owned and 28 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3    LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. The court held a hearing on the preliminary injunction motion on January 4, 2017, and on January 25, 2017, the judge denied the plaintiffs' motion. Plaintiffs filed an amended complaint on February 15, 2017, and the Company filed a motion to dismiss on April 3, 2017. On October 17, 2019, the court heard oral arguments on the motion to dismiss and took the matter under advisement. On November 3, 2021, the court granted the Company’s motion to dismiss the amended complaint. Plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. Briefing and oral argument has been completed. The court has yet to issue a ruling.

Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3, "Legal Proceedings."

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 15, 2022 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 8, 2023.

Tomas Brannemo, 51, has served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America since September 2019. He previously served as Senior Vice President and President, Water Infrastructure and Europe Commercial Team of Xylem Inc., a leading global water technology company. At Xylem, he also served as Senior Vice President and President, Transport and Treatment, from 2017 to 2019 and other roles from 2010 to 2017. Between 2006 and 2010, he held various marketing, sales and engineering positions at Volvo Construction Company.

Rodney Clark, 53, has served as the Company’s Chief Commercial Officer since June 2022. Prior to joining Johnson Controls, Mr. Clark served in various management roles at Microsoft Corporation, a global technology company, including as Corporate Vice President, Global Channel Sales and Channel Chief, from March 2021 to May 2022, Corporate Vice President, IoT and Mixed Reality Sales, from August 2020 to March 2021, Vice President, IoT and Mixed Reality Sales, from 2017 to August 2020, General Manager, IoT from 2013 to 2017 and other positions of increasing responsibility from 1998 through 2013. Mr. Clark also serves as a director on the board of Entegris, Inc., a supplier of advanced materials and process solutions for the semiconductor and other high-technology industries.

John Donofrio, 60, has served as Executive Vice President and General Counsel of the Company since November 2017. He previously served as Vice President, General Counsel and Secretary of Mars, Incorporated, a global food manufacturer from October 2013 to November 2017. Before joining Mars in October 2013, Mr. Donofrio was Executive Vice President, General Counsel and Secretary for The Shaw Group Inc., a global engineering and construction company, from October 2009 until February 2013. Prior to joining Shaw, Mr. Donofrio was Senior Vice President, General Counsel and Chief Compliance Officer at Visteon Corporation, a global automotive supplier, a position he held from 2005 until October 2009. Mr. Donofrio has been a Director of FARO Technologies, Inc., a designer, developer, manufacturer and marketer of software driven, 3D measurement, imaging and realization systems, since 2008.

Michael J. Ellis, 66, has served as Executive Vice President and Chief Customer & Digital Officer since October 2019.  From May 2018 to October 2019, he served as a Managing Director at Accenture, a global provider of professional services in strategy, consulting, digital, technology and operations. He previously served as Chairman and CEO of ForgeRock, a global digital security software company, from 2012 to 2018. Prior to joining ForgeRock, from 2008 to 2012, he held various senior executive roles at SAP SE, a global provider of enterprise software solutions. Previously, he also served as Chief Executive Officer of Univa, a leading innovator in enterprise-grade workload management and optimization solutions, and as Senior Vice President Business Development at i2 Technologies, a provider of supply chain solutions. Mr. Ellis also served as a director on the board of CBRE Acquisition Holdings Inc. from 2021 to 2022.

Olivier Leonetti, 57, has served as Chief Financial Officer since November 2020. Prior to joining Johnson Controls, Mr. Leonetti served as the Senior Vice President and Chief Financial Officer of Zebra Technologies, a provider of enterprise-level data capture and automatic identification solutions, a position he had held since November 2016. Prior to joining Zebra, Mr. Leonetti was the Executive Vice President and Chief Financial Officer of Western Digital, a provider of data infrastructure solutions from 2014 to 2016. Prior to joining Western Digital, Mr. Leonetti served as Vice President of Finance – Global Commercial Organization at Amgen, Inc. from 2011 to 2014. From 1997 to 2011, Mr. Leonetti served in various senior finance positions with increasing responsibility at Dell Inc., including most recently as Vice President of Finance. Prior to joining Dell Inc., Mr. Leonetti served in various worldwide finance capacities with Lex Rac Service plc and the Gillette Company. Mr. Leonetti also serves as a director on the board of Eaton Corporation plc, a provider of power management technologies and services.

Nathan Manning, 46, has served as Vice President and President, Building Solutions, North America since October 2020. He previously served as Vice President and General Manager, Field Operations, from March 2020 to October 2020 and Vice President and General Manager, HVAC and Controls Building Solutions North America, from January 2019 to March 2020. Prior to joining Johnson Controls, he served in various roles at General Electric, a diversified industrial and technology company, where he held the position of General Manager, Operational Excellence for General Electric’s GE Power segment from August 2017 until December 2018 and the position of General Manager, Services of GE Energy Connections, a division of GE Power, from November 2015 until August 2017. Prior to joining General Electric, Mr. Manning served as Vice President, General Manager of Eaton Aerospace, a segment of Eaton Corporation plc, a provider of power management technologies and services, from February 2014 until November 2015. Prior to joining Eaton, Mr. Manning served in a number of roles with increasing responsibility in General Electric from his hire in January 2000, including as President and Chief Executive Officer of Aviage Systems, a joint venture between General Electric and Aviation Industry Corporation of China, from July 2012 until February 2014.

Daniel C. “Skip” McConeghy, 56, has served as Vice President, Chief Accounting and Tax Officer since June 2022. Mr. McConeghy previously served as Vice President, Global Tax since October 2020 and as interim Controller since February 2022. He also served as Vice President, Corporate Tax Planning, from July 2012 through October 2020. Prior to joining Johnson Controls, Mr. McConeghy was a Tax Partner at PricewaterhouseCoopers, from July 1999 through June 2012.

George R. Oliver, 63, has served as Chief Executive Officer and Chairman of the Board since September 2017. He previously served as our President and Chief Operating Officer following the completion of the merger of Johnson Controls and Tyco in September 2016. Prior to that, Mr. Oliver was Tyco's Chief Executive Officer, a position he held since September 2012. He joined Tyco in July 2006, and served as President of a number of operating segments from 2007 through 2011. Before joining Tyco, he served in operational leadership roles of increasing responsibility at several General Electric divisions. Mr. Oliver also serves as a director on the board of Raytheon Technologies, an aerospace and defense company.

Ganesh Ramaswamy, 54, has served as Vice President and President, Global Services for Johnson Controls since December 2019. From 2015 to 2019, Mr. Ramaswamy served in various executive leadership roles at Danaher Corporation, a diversified manufacturer of life sciences, diagnostics, and industrial products and services, including Senior Vice President, High Growth markets—Beckman Coulter, President, Videojet Technologies, and, most recently, as Danaher Vice President & Group Executive, Marking & Coding. From 2011 to 2015, Mr. Ramaswamy served in various executive roles at Pentax Medical, a provider of endoscopic imaging devices and solutions, including as President of Pentax Medical from 2013 to 2015. Earlier in his career, Mr. Ramaswamy served in various roles of increasing responsibility with the General Electric Company across product development, service operations, and general management. Mr. Ramaswamy also serves as a director on the board of PACCAR, a global manufacturer of heavy-duty and medium-duty trucks.

Anu Rathninde, 52, has served as Vice President and President, Building Solutions, Asia Pacific since May 2022. Prior to joining Johnson Controls, Mr. Rathninde served as President, Electrical Distribution Systems and Advanced Safety & User Experience, Asia Pacific at Aptiv plc, and mobility architecture company primarily serving the automotive sector, from November 2021 until May 2022 and as President, Electrical Distribution Systems from May 2016 until November 2021. Prior to joining Aptiv, Mr. Rathninde served as Vice President of the Automotive Products Group at Johnson Electric, manufacturer of electric motors, actuators, motion subsystems and related electro-mechanical components. Earlier in his career, Mr. Rathninde held progressive leadership positions at Aptiv in general management, engineering, business development, strategy and business planning.

Lei Zhang Schlitz, 56, was appointed Vice President and President, Global Products, in November 2022. Prior to joining Johnson Controls, Ms. Schlitz served as Executive Vice President, Automotive OEM of Illinois Tool Works Inc. (“ITW”), a global manufacturer of a diversified range of industrial products and equipment, from 2019 until October 2022. Prior to serving as Vice President, Automotive OEM, Ms. Schlitz served in various leadership roles at ITW, including Executive Vice President, ITW Food Equipment Segment, from September 2015 until January 2020, Group President, Global Ware-Wash and Refrigeration Businesses and Food Equipment Asia Pacific, from January 2014 until August 2015, Group President, Worldwide Refrigeration & Weigh Wrap Business, from May 2011 until December 2013 and as Vice President, ITW Technology Center from October 2008 until April 2011. Prior to joining ITW, Ms. Schlitz served in roles of increasing responsibility at Siemens Energy & Automation from September 2001 until September 2008 and General Electric from 1998 until September 2001. Ms. Schlitz serves on the Board of Directors for Archer Daniels Midland Company, a leader in human and animal nutrition and agricultural origination and processing.

Marlon Sullivan, 48, became Executive Vice President and Chief Human Resources Officer in September 2021. Prior to joining Johnson Controls, he served as the Senior Vice President of Human Resources at Delta Airlines from January 2021 to September 2021. Prior to joining Delta, Mr. Sullivan served in various human resources and talent development leadership roles at Abbott Laboratories from December 2007 through December 2020. Earlier in his career, Mr. Sullivan held a variety of human resources roles at The Home Depot.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Number of Record Holders
Title of Class	as of October 31, 2022
Ordinary Shares, $0.01 par value	29,935

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal 2022, the Company repurchased approximately $1.4 billion of its ordinary shares on an open market. As of September 30, 2022, approximately $3.6 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/22 - 7/31/22
Purchases by Company	278,285	$48.31	278,285	$3,614,400,337
8/1/22 - 8/31/22
Purchases by Company	—	—	—	—
9/1/22 - 9/30/22
Purchases by Company	—	—	—	—

During the three months ended September 30, 2022, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

The line graph below compares the cumulative total shareholder return on the Company's ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P’s") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2017 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep17	Sep18	Sep19	Sep20	Sep21	Sep22
Johnson Controls International plc	100.00	89.39	115.25	110.34	187.22	138.73
S&P 500 Industrials Index	100.00	111.16	112.66	114.12	147.15	123.75
S&P 500 Index	100.00	117.91	122.93	141.55	184.02	155.86

Total Return to Shareholders
Dollars
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Sep-17
Sep-18
Sep-19
Sep-20
Sep-21
Sep-22
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

The Company is a global leader in engineering, manufacturing and commissioning building products and systems, including residential and commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, including its OpenBlue platform, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

The Company's fiscal year ends on September 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the year ended September 30, 2022. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements. A detailed discussion of the 2021 to 2020 year-over-year changes are not included herein and can be found in the Management's Discussion and Analysis section in the Company's 2021 Annual Report on Form 10-K filed November 15, 2021 under the heading "Fiscal year 2021 compared to fiscal year 2020" which is incorporated herein by reference.

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

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. During fiscal 2022, revenue and profits were adversely impacted due to the significant strengthening of the U.S. dollar against foreign currencies. The continued strength of the U.S. dollar could continue to adversely impact the Company's results.

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, safe, efficient and sustainable buildings. This demand is driven in part by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the U.S. Climate Smart Buildings Imitative, U.S. Inflection Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by an increase in commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. The Company seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create smart, sustainable and healthy buildings. The Company is investing in new digital and product capabilities, including its OpenBlue platform, to enable it to deliver sustainable, high-efficiency products and tailored services to enable customers to achieve their sustainability goals. The Company is leveraging its install base, together with data-driven products and services to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

The Company has experienced, and expects to continue to experience, increased input material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, the conflict between Russia and Ukraine, government-mandated actions in response to COVID-19, particularly in China, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been to positively impact revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. The Company has also experienced delays in converting its backlog due to continued supply chain disruptions, negatively impacting both revenues and margins. Although the Company has experienced recent improvement in its supply chain, the Company expects that these trends will continue to impact its results into fiscal 2023. Therefore, the Company could experience further disruptions, shortages and cost increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic continues to impact aspects of the Company's operations and results. During fiscal 2022, the Company's facilities generally operated at normal levels, however, the Company has experienced some disruptions to its business in China due to government-mandated lockdowns in several major cities.

The Company has experienced increases in demand as governments have distributed vaccines and lifted COVID-19-related restrictions, leading to increases in retrofit activity and commercial building construction. As a result of the pandemic, the Company has seen an increase in demand for its products and solutions that promote building health and optimize customers’ infrastructure.

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

The extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. See Part I, Item 1A, of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.

Restructuring and Cost Optimization Initiatives

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to restructuring plans as necessary. In fiscal 2021, the Company announced its plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023 (the “2021 Plan”). Additionally, the Company announced cost of sales actions to drive $250 million in annual run rate savings by fiscal 2023. The Company believes it is on track to deliver and exceed the productivity savings by fiscal 2023. For more information on the Company’s restructuring plans, see “Liquidity and Capital Resources—Restructuring.”

FISCAL YEAR 2022 COMPARED TO FISCAL YEAR 2021

Net Sales

	Year Ended September 30,
(in millions)	2022	2021	Change
Net sales	$25,299	$23,668	7%

The increase in net sales was due to higher organic sales ($2,033 million), incremental sales from acquisitions ($356 million) and the impact of prior year nonrecurring purchase accounting adjustments ($6 million), partially offset by the unfavorable impact of foreign currency translation ($741 million) and lower sales due to business divestitures ($23 million). Excluding the impact of foreign currency translation, business acquisitions and divestitures and nonrecurring adjustments, consolidated net sales increased 9% as compared to the prior year, attributable to higher volumes and increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2022	2021	Change
Cost of sales	$16,956	$15,609	9%
Gross profit	8,343	8,059	4%
% of sales	33.0%	34.1%

Cost of sales and gross profit both increased and gross profit as a percentage of sales decreased by 110 basis points. Gross profit increased due to organic sales growth and business acquisitions, partially offset by the unfavorable impact of foreign currency translation ($229 million), supply chain inefficiencies, price/cost pressures and the unfavorable year-over-year impact of net pension mark-to-market adjustments ($121 million). Gross profit as a percentage of sales decreased as the benefit of volume leverage was more than offset by supply chain inefficiencies and price/cost pressures. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2022	2021	Change
Selling, general and administrative expenses	$5,945	$5,258	13%
% of sales	23.5%	22.2%

Selling, general and administrative expenses ("SG&A") increased by $687 million, and SG&A as a percentage of sales increased by 130 basis points. The increase in SG&A on a percentage basis was primarily due to the current year environmental remediation charge and related reserves ($255 million), the unfavorable year-over-year impact of net mark-to-market adjustments on pension plans ($154 million), the unfavorable year-over-year impact of net mark-to-market adjustments on restricted asbestos investments ($93 million), the absence of certain one-time cost mitigation actions and current year business acquisitions, partially offset by a favorable earn-out liability adjustment ($43 million) and favorable foreign currency translation ($141 million). Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2022	2021	Change
Restructuring and impairment costs	$721	$242	*
* Measure not meaningful

Restructuring and impairment costs in fiscal 2022 included $419 million impairment costs related to businesses classified as held-for-sale, $75 million impairment of goodwill attributable to the Silent-Aire reporting unit, $45 million impairment of long-lived assets in the Building Solutions Asia Pacific segment reclassified from held for sale and $182 million in severance, long-lived asset impairments and other costs associated with the 2021 Plan. All of the fiscal 2021 restructuring and impairment costs were related to the 2021 Plan.
Refer to "Note 3, "Assets and Liabilities Held for Sale & Discontinued Operations," Note 8, "Goodwill and Other Intangible Assets," and Note 17, "Significant Restructuring and Impairment Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Year Ended September 30,
(in millions)	2022	2021	Change
Net financing charges	$213	$206	3%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Year Ended September 30,
(in millions)	2022	2021	Change
Equity income	$246	$261	-6%

The decrease in equity income was primarily due to lower income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture and at certain partially-owned affiliates within the Building Solutions North America segment. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA.

Income Tax Provision

	Year Ended September 30,
(in millions)	2022	2021	Change
Income tax provision (benefit)	$(13)	$868	*
Effective tax rate	(1)%	33%
* Measure not meaningful

The statutory tax rate in Ireland of 12.5% is being used as a comparison since the Company is domiciled in Ireland.

For fiscal 2022, the effective tax rate for continuing operations was (1)% and was lower than the statutory tax rate primarily due to tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning initiatives, partially offset by the income tax effects of impairment and restructuring charges, valuation allowance adjustments, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials.

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

The fiscal 2022 effective tax rate decreased as compared to fiscal 2021 primarily due to the income tax effects of mark-to-market adjustments, tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning initiatives, partially offset by valuation allowance adjustments, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures, impairment and restructuring charges and tax rate differentials. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other sections, creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to us in fiscal 2024. We do not expect the IRA to have a material impact on our effective tax rate. In addition, in October 2021, 136 out of 140 countries in the Organization for Economic Co-operation and Development ("OECD") Inclusive Framework on Base Erosion and Profit Shifting ("IF"), including Ireland, politically committed to potentially fundamental changes to the international corporate tax system, including the potential implementation of a global minimum corporate tax rate. While the details of these pronouncements presently remain unclear and timing of implementation uncertain, the impact of local country IF adoption could have a material impact on the Company's effective tax rate in future periods. It is also possible that jurisdictions in which the Company does business could react to such IF developments unilaterally by enacting tax legislation that could adversely affect the Company or its affiliates.

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2022	2021	Change
Income from discontinued operations, net of tax	$—	$124	*
* Measure not meaningful

Refer to Note 3, "Assets and Liabilities Held for Sale & Discontinued Operations," of the notes to consolidated financial statements for further information.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2022	2021	Change
Income from continuing operations attributable to noncontrolling interests	$191	$233	-18%

The decrease in income from continuing operations attributable to noncontrolling interests was primarily due to lower net income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture.

Net Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2022	2021	Change
Net income attributable to Johnson Controls	$1,532	$1,637	-6%

The decrease in net income attributable to Johnson Controls was primarily due to higher SG&A, higher restructuring and impairment costs and the non-recurrence of prior year income from discontinued operations, partially offset by lower income tax provision and higher gross profit. Diluted earnings per share attributable to Johnson Controls was $2.19 for the year ended September 30, 2022 compared to $2.27 for the year ended September 30, 2021.

Comprehensive Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2022	2021	Change
Comprehensive income attributable to Johnson Controls	$1,055	$1,979	-47%

The decrease in comprehensive income attributable to Johnson Controls was due to a decrease in other comprehensive income attributable to Johnson Controls ($819 million) resulting primarily from foreign currency translation adjustments and lower net income attributable to Johnson Controls ($105 million). The year-over-year unfavorable foreign currency translation adjustments were primarily driven by the weakening of the British pound, euro and Canadian dollar in the current year compared to strengthening of the British pound, Canadian dollar and Mexican peso against the U.S. dollar in the prior year.

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

Effective October 1, 2021, the Company's marine businesses previously included in the Building Solutions Asia Pacific and Global Products reportable segments are now part of the Building Solutions EMEA/LA reportable segment. Historical information has been re-cast to present the comparative periods on a consistent basis. This change was not material to the segment presentation. Refer to Note 19, “Segment Information,” of the notes to the consolidated financial statements for further information.

Beginning on October 1, 2021, the Company began reporting certain retrofit projects in the Building Solutions EMEA/LA and Building Solutions Asia Pacific segments as products and systems revenue on a prospective basis as they have evolved to be more aligned with other install offerings.

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Building Solutions North America	$9,367	$8,685	8%	$1,122	$1,204	-7%
Building Solutions EMEA/LA	3,845	3,884	-1%	358	401	-11%
Building Solutions Asia Pacific	2,714	2,616	4%	332	344	-3%
Global Products	9,373	8,483	10%	1,594	1,436	11%
	$25,299	$23,668	7%	$3,406	$3,385	1%

Net Sales:

•The increase in Building Solutions North America was due to higher volumes and prices ($672 million) and incremental sales related to business acquisitions ($22 million), partially offset by the unfavorable impact of foreign currency translation ($12 million). The sales increase was led by strong growth in the HVAC & Controls platform.

•The decrease in Building Solutions EMEA/LA was due to the unfavorable impact of foreign currency translation ($269 million) and business divestitures ($22 million), partially offset by higher volumes and prices ($214 million) and incremental sales related to business acquisitions ($38 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales increased, driven by growth in the Fire & Security platforms and the HVAC & Controls platform. By region, strong growth in Europe and single digit growth in Latin America was partially offset by growth decline in the Middle East.

•The increase in Building Solutions Asia Pacific was due to the net impact of higher prices and lower volumes ($178 million) and incremental sales related to business acquisitions ($42 million), partially offset by the unfavorable impact of foreign currency translation ($121 million) and business divestitures ($1 million). The increase in sales was led by strong demand for HVAC & Controls and Industrial Refrigeration equipment. By region, the sales growth was driven by sales in China.

•The increase in Global Products was due to higher volumes and prices ($975 million) and incremental sales related to business acquisitions ($254 million), partially offset by the unfavorable impact of foreign currency translation ($339 million). Sales growth was driven by broad-based demand for Commercial and Residential HVAC and Fire & Security products and strong price realization.

Segment EBITA:

•The decrease in Building Solutions North America was primarily due to lower absorption related to supply chain disruptions and labor constraints and the unfavorable impact of foreign currency translations, partially offset by productivity savings.

•The decrease in Building Solutions EMEA/LA was primarily due to supply chain disruptions, the suspension of operations in Russia ($11 million), and the unfavorable impact of foreign currency translation ($29 million), partially offset by favorable price/cost and productivity savings.

•The decrease in Building Solutions Asia Pacific was primarily due to supply chain disruptions, unfavorable mix and the unfavorable impact of foreign currency translation ($23 million), partially offset by favorable price/cost and productivity savings.

•The increase in Global Products was primarily due to favorable volumes and mix, productivity savings and a favorable earn-out liability adjustment ($43 million), partially offset by the current year environmental remediation charge ($222 million), the unfavorable impact of foreign currency translation ($37 million) and lower equity income driven primarily by certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture ($13 million).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30,
(in millions)	2022	2021	Change
Current assets	$11,685	$9,998
Current liabilities	(11,239)	(9,098)
	446	900	-50%

Less: Cash and cash equivalents	(2,031)	(1,336)
Add: Short-term debt	669	8
Add: Current portion of long-term debt	865	226
Less: Current assets held for sale	(387)	—
Add: Current liabilities held for sale	236	—
Working capital (as defined)	$(202)	$(202)	—%

Accounts receivable - net	$5,528	$5,613	-2%
Inventories	2,510	2,057	22%
Accounts payable	4,241	3,746	13%

•The Company defines working capital as current assets less current liabilities, excluding cash and cash equivalents, short-term debt, the current portion of long-term debt, and current assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items and businesses to be divested, provides a more useful measurement of the Company’s operating performance.

•Working capital at September 30, 2022 remained consistent as compared to September 30, 2021 as an increase in inventory due to supply chain disruptions was offset by an increase in accounts payable.

•The Company’s days sales in accounts receivable at September 30, 2022 were 51, a decrease from 58 at September 30, 2021, primarily due to collection efforts and increased use of receivables factoring programs. There has been no significant adverse change in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the year ended September 30, 2022 were lower than the comparable period ended September 30, 2021 primarily due to supply chain disruptions.

•Days in accounts payable at September 30, 2022 were 85 days, higher from 76 days for the comparable period ended September 30, 2021, primarily due to timing of payments.

Cash Flows From Continuing Operations

	Year Ended September 30,
(in millions)	2022	2021
Cash provided by operating activities	$1,990	$2,551
Cash used by investing activities	(693)	(1,090)
Cash used by financing activities	(516)	(2,131)

•The decrease in cash provided by operating activities was primarily due to the unfavorable impacts driven by supply chain disruptions. This resulted in increases in inventory and higher unbilled receivables due to shipment delays, which were partially offset by the benefit of receivables factoring activity and an increase in accounts payable due to timing of payments.

•The decrease in cash used by investing activities was primarily due to lower cash payments made for acquisitions.

•The increase in cash provided by financing activities was primarily due to higher short-term and long-term debt borrowings.

Capitalization

	September 30,
(in millions)	2022	2021	Change
Short-term debt	$669	$8
Current portion of long-term debt	865	226
Long-term debt	7,426	7,506
Total debt	8,960	7,740	16%
Less: Cash and cash equivalents	2,031	1,336
Total net debt	6,929	6,404	8%

Shareholders’ equity attributable to Johnson Controls	16,268	17,562	-7%
Total capitalization	$23,197	$23,966	-3%

Total net debt as a % of total capitalization	29.9%	26.7%

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

•Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on debt obligations and maturities. Interest payable on long-term debt is $253 million in the twelve months following September 30, 2022 and $3.5 billion thereafter.

•Refer to Note 9, "Leases," of the notes to consolidated financial statements for additional information on lease obligations and maturities.

•As of September 30, 2022, purchase obligations are $1.5 billion payable in the next twelve months and $284 million payable thereafter. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent the entire anticipated purchases in the future.

•As of September 30, 2022, the Company expects to contribute $41 million and $193 million to the global pension and postretirement plans in the next twelve months and thereafter, respectively.

•As of September 30, 2022, approximately $3.6 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity and economic environment.

•The Company declared dividends of $1.39 per share in fiscal 2022 and intends to continue paying quarterly dividends in fiscal 2023.

•The Company believes its capital resources and liquidity position at September 30, 2022 are adequate to meet projected needs. The Company believes requirements for working capital, capital expenditures, dividends, stock repurchases, minimum pension contributions, debt maturities and any potential acquisitions in fiscal 2023 will continue to be funded from operations, supplemented by short- and long-term borrowings, if required. The Company currently manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. In the event the Company is unable to issue commercial paper, it would have the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in December 2022. There were no draws on the revolving credit facilities as of September 30, 2022 and 2021. The Company estimates that as of September 30, 2022, it could borrow up to $2.0 billion based on average borrowing levels during fiscal 2022 on committed credit lines. The Company maintains a shelf registration statement with the SEC under which it may issue additional debt securities, ordinary shares, preferred shares, depository shares, warrants purchase contracts and units that may be offered in one or more offerings on terms to be determined at the time of the offering. The Company anticipates that the proceeds of any offering would be used for general corporate purposes, including repayment of indebtedness, acquisitions, additions to working capital, repurchases of ordinary shares, dividends, capital expenditures and investments in the Company's subsidiaries. In addition, the Company held cash and cash equivalents of $2.0 billion as of September 30, 2022. As such, the Company believes it has sufficient financial resources to fund operations and meet its obligations for the foreseeable future.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of September 30, 2022, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•The Company entered into the following new or modified debt arrangements in fiscal 2022:

◦In November 2021, the Company entered into a €200 million ($196 million as of September 30, 2022) bank term loan which had an interest rate of EURIBOR plus 0.5% and was due and paid in October 2022.

◦In March 2022, the Company entered into two bank term loans totaling €285 million ($280 million as of September 30, 2022) which both have an interest rate of EURIBOR plus 0.5% and are due in March 2023.

◦In September 2022, the Company and its wholly owned subsidiary, TFSCA issued €600 million ($589 million as of September 30, 2022) of bonds with an interest rate of 3.0%, which are due in September 2028 and $400 million of bonds with an interest rate of 4.9%, which are due in December 2032.

◦In September 2022, the Company repaid a ¥25 billion ($181 million) term loan and entered into a ¥30 billion ($208 million as of September 30, 2022) term loan which is due in September 2027. Both the original and the new debt have an interest rate of LIBOR plus 0.4%.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2022, the Company was in compliance with all financial covenants set forth in its credit agreements and the indentures governing its outstanding notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The Company earns a significant amount of its income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested except in limited circumstances. However, in fiscal 2022, the Company recorded income tax expense related to a change in its assertion over the outside basis differences of its investment in certain subsidiaries as a result of the planned divestitures. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. The Company's intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

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

In fiscal 2021, the Company announced plans to optimize its cost structure through broad-based SG&A actions focused on simplification, standardization and centralization, with the intent to deliver annualized savings of $300 million by fiscal 2023. Additionally, the Company announced cost of sales actions intended to drive $250 million in annual run rate savings by fiscal 2023. The one-time pre-tax costs associated with these actions were originally expected to be approximately $385 million across all segments and at Corporate through fiscal 2023. The Company has incurred and exceeded these costs during fiscal 2022 due to certain restructuring actions and expenses planned for fiscal 2023 being accelerated into fiscal 2022, which also resulted in incremental savings. During the year ended September 30, 2022, the Company recorded $182 million and in total, the Company has recorded $424 million of costs resulting from the 2021 restructuring plan, which is the total amount expected to be incurred for this restructuring plan. The Company has outstanding restructuring reserves of $82 million at September 30, 2022, all of which is expected to be paid in cash.

Co-Issued Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934 with respect to the (i) $625 million aggregate principal amount of 1.750% Senior Notes due 2030 (the “2030 Notes”), (ii) €500 million aggregate principal amount of 0.375% Senior Notes due 2027 (the “2027 Notes”), (iii) €500 million aggregate principal amount of 1.000% Senior Notes due 2032 (the “2032 Notes”), (iv) $500 million aggregate principal amount of 2.000% Sustainability-Linked Senior Notes due 2031 (the “2031 Notes”), (v) €600 million aggregate principal amount of 3.000% Senior Notes due 2028 (the “2028 Notes”) and (vi) $400 million aggregate principal amount of 4.900% Senior Notes due 2032 (the “2032 Notes 2” and together with the 2032 Notes, the 2030 Notes, the 2028 Notes and the 2027 Notes, the “Notes”), each issued by Johnson Controls International plc ("Parent Company") and TFSCA, a corporate partnership limited by shares (société en commandite par actions) incorporated and organized under the laws of the Grand Duchy of Luxembourg (“Luxembourg”). Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information.

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

The following table presents summarized income statement information for the year ended September 30, 2022 (in millions):

September 30, 2022
Net sales	$—
Gross profit	—
Loss from continuing operations	(268)
Net loss	(268)
Income attributable to noncontrolling interests	—
Net loss attributable to the entity	(268)

Excluded from the table above are the intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

September 30, 2022
Net sales	$—
Gross profit	—
Income from continuing operations	92
Net income	92
Income attributable to noncontrolling interests	—
Net income attributable to the entity	92

The following table presents summarized balance sheet information (in millions):

September 30, 2022
Current assets	$1,231
Noncurrent assets	243
Current liabilities	5,463
Noncurrent liabilities	7,176
Noncontrolling interests	—

Excluded from the table above are the intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

September 30, 2022
Current assets	$455
Noncurrent assets	2,952
Current liabilities	2,538
Noncurrent liabilities	6,228
Noncontrolling interests	—

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

Revenue Recognition

The Company recognizes revenue from certain long-term contracts on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. Total estimated costs at completion are based primarily on estimated purchase contract terms, historical performance trends and other economic projections. Factors that may result in a change to these estimates include unforeseen engineering problems, construction delays, cost inflation, the performance of subcontractors and major material suppliers, and weather conditions. As a result, changes to the original estimates may be required during the life of the contract. Such estimates are reviewed monthly and any adjustments to the measure of completion are recognized as adjustments to sales and gross profit using the cumulative catch-up method. Estimated losses are recorded when identified.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews goodwill for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses the multiples of earnings approach based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics that are applied to the Company's average of historical and future financial results. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. The key assumptions used in the impairment tests were management's projections of future cash flows, weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit.

During its fiscal 2022 annual impairment test, the Company determined that its Silent-Aire reporting unit's goodwill was impaired by $75 million. No other reporting unit was determined to be at risk of failing the goodwill impairment test.

Indefinite-lived intangible assets are also subject to at least annual impairment testing. Indefinite-lived intangible assets primarily consist of trademarks and trade names and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The key assumptions used in the impairment tests were long-term revenue growth projections, weighted-average cost of capital, the royalty rate and general industry, market and macro-economic conditions.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value. While the Company believes the judgments and assumptions used in the goodwill and indefinite-lived intangible impairment tests are reasonable, different assumptions or changes in general industry, market and macro-economic conditions could change the estimated fair values and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements.

Refer to Note 8, "Goodwill and other Intangible Assets," of the notes to consolidated financial statements for information regarding the results of goodwill and indefinite-lived intangible assets impairment testing performed in fiscal 2022 and 2021.

Pension Plans

The Company provides a range of benefits to its employees and retired employees, including pensions. Plan assets and obligations are measured annually, or more frequently if there is a significant remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return and compensation increases as of that date. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.

The Company utilizes a mark-to-market approach for recognizing pension expenses, including measuring the market related value of plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event. Refer to Note 16, "Retirement Plans," of the notes to consolidated financial statements for disclosure of the Company's pension plans.

U.S. GAAP requires that companies recognize in the statement of financial position a liability for plans that are underfunded or unfunded, or an asset for plans that are over funded. U.S. GAAP also requires that companies measure the benefit obligations and fair value of plan assets that determine a benefit plan’s funded status as of the date of the employer’s fiscal year end.

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s weighted average discount rate on U.S. pension plans was 5.08% and 2.50% at September 30, 2022 and 2021, respectively. The Company’s weighted average discount rate on non-U.S. pension plans was 4.36% and 1.80% at September 30, 2022 and 2021, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 19% of the plans’ assets are invested in equity securities and 66% in fixed income securities, with the remainder primarily invested in alternative investments. For the years ended September 30, 2022 and 2021, the Company’s expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 7.00% and 6.50%, respectively. The actual rate of return on U.S. pension plans was below 7.00% in fiscal 2022 and above 6.50% in fiscal 2021. For the years ended September 30, 2022 and 2021, the Company’s weighted average expected long-term return on non-U.S. pension plan assets was 3.70% and 4.90%, respectively. The actual rate of return on non-U.S. pension plans was below 3.70% in fiscal 2022 and above 4.90% in fiscal 2021.

Beginning in fiscal 2023, the Company believes the long-term rate of return will approximate 8.25% for U.S. pension plans and 3.70% for non-U.S. pension plans. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a significant remeasurement event. If the Company’s actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2022, total employer contributions to the defined benefit pension plans were $93 million, none of which were voluntary contributions made by the Company. The Company expects to contribute approximately $38 million in cash to its defined benefit pension plans in fiscal 2023.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Mark-to-market adjustments represent actuarial gains (losses) arising from changes in actuarial assumptions and actuarial experiences different from those assumed that are used to value the plan assets and the benefit obligations. The primary factors contributing to actuarial gains (losses) are changes in the discount rate used to value benefit obligations and the difference between expected and actual returns on plan assets. Mark-to-market adjustments are highly volatile and are difficult to forecast. Refer to Note 16, "Retirement Plans," of the notes to consolidated financial statements for further details.

The following chart illustrates the estimated increases (decreases) in projected benefit obligation and future ongoing pension expense, which excludes any potential mark-to-market adjustments, assuming an increase of 25 basis points in the key assumptions for the Company's pension plans (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Change in Projected Benefit Obligation	Change in Ongoing Pension Expense	Change in Projected Benefit Obligation	Change in Ongoing Pension Expense
Discount rate	$(31)	$3	$(39)	$1
Expected return on plan assets	—	(4)	—	(3)

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

The Company is subject to laws and regulations relating to protecting the environment. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. During fiscal 2022, the Company increased its accrual for environmental remediation liabilities by $228 million. Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements.

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

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against Company affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. Annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. The Company's estimate of asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims discounted to present value. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers. Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

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

The Company reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2022, the Company had a valuation allowance of $6.0 billion for continuing operations, of which $5.5 billion relates to net operating loss carryforwards primarily in France, Germany, Ireland, Luxembourg, Mexico, Spain, United Kingdom and the U.S. for which sustainable taxable income has not been demonstrated; and $0.5 billion for other deferred tax assets.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2022, the Company had recorded a liability of $2.5 billion for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

RISK MANAGEMENT

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, stock-based compensation and interest rates. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as either (1) a hedge of a recognized asset or liability or of a recognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a non-U.S. operation (a net investment hedge). The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All other derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the consolidated statements of income.

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

At September 30, 2022 and 2021, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $133 million and $213 million, respectively.

Interest Rates

Substantially all of the Company's outstanding debt has fixed interest rates, and, therefore, any fluctuation in market interest rates is not expected to have a material effect on the Company's results of operations. A 20 basis point increase/decrease in the average interest rate on the Company's variable rate debt would have an immaterial impact on interest expense.

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

Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders' equity, and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions

As described in Note 18 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions totaling $2,537 million, primarily as a non-current liability, as of September 30, 2022. The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required by management in determining the Company’s worldwide provision for income taxes and recording the related income tax assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. As disclosed by management, a liability for the best estimate of the probable loss on certain of the Company's tax positions has been recorded by management. The Company’s income tax filings for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management in identifying and recording the estimated probable loss for each uncertain tax position; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the identification and accurate measurement of uncertain tax positions, (iii) the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective, and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
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
November 15, 2022

We have served as the Company’s auditor since 1957.

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2022	2021	2020
Net sales
Products and systems	$19,274	$17,202	$16,253
Services	6,025	6,466	6,064
	25,299	23,668	22,317
Cost of sales
Products and systems	13,533	11,848	11,401
Services	3,423	3,761	3,505
	16,956	15,609	14,906

Gross profit	8,343	8,059	7,411

Selling, general and administrative expenses	(5,945)	(5,258)	(5,665)
Restructuring and impairment costs	(721)	(242)	(783)
Net financing charges	(213)	(206)	(231)
Equity income	246	261	171

Income from continuing operations before income taxes	1,710	2,614	903

Income tax provision (benefit)	(13)	868	108

Income from continuing operations	1,723	1,746	795

Income from discontinued operations, net of tax (Note 3)	—	124	—

Net income	1,723	1,870	795

Income from continuing operations attributable to noncontrolling interests	191	233	164

Net income attributable to Johnson Controls	$1,532	$1,637	$631

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$1,532	$1,513	$631
Income from discontinued operations	—	124	—
Net income	$1,532	$1,637	$631

Basic earnings per share attributable to Johnson Controls
Continuing operations	$2.20	$2.11	$0.84
Discontinued operations	—	0.17	—
Net income	$2.20	$2.28	$0.84

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$2.19	$2.10	$0.84
Discontinued operations	—	0.17	—
Net income	$2.19	$2.27	$0.84

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2022	2021	2020

Net income	$1,723	$1,870	$795

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(603)	376	25
Realized and unrealized gains (losses) on derivatives	7	(18)	8
Pension and postretirement plans	(3)	4	8
Other comprehensive income (loss)	(599)	362	41

Total comprehensive income	1,124	2,232	836

Comprehensive income attributable to noncontrolling interests:
Net income	191	233	164

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(123)	19	18
Realized and unrealized gains on derivatives	1	1	4
Other comprehensive income (loss)	(122)	20	22
Comprehensive income attributable to noncontrolling interests	69	253	186
Comprehensive income attributable to Johnson Controls	$1,055	$1,979	$650

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2022	2021

Assets

Cash and cash equivalents	$2,031	$1,336
Accounts receivable - net	5,528	5,613
Inventories	2,510	2,057
Current assets held for sale	387	—
Other current assets	1,229	992
Current assets	11,685	9,998

Property, plant and equipment - net	3,042	3,228
Goodwill	17,328	18,335
Other intangible assets - net	4,641	5,549
Investments in partially-owned affiliates	963	1,066
Noncurrent assets held for sale	751	156
Other noncurrent assets	3,748	3,558
Total assets	$42,158	$41,890

Liabilities and Equity

Short-term debt	$669	$8
Current portion of long-term debt	865	226
Accounts payable	4,241	3,746
Accrued compensation and benefits	978	1,008
Deferred revenue	1,768	1,637
Current liabilities held for sale	236	—
Other current liabilities	2,482	2,473
Current liabilities	11,239	9,098

Long-term debt	7,426	7,506
Pension and postretirement benefit obligations	358	628
Noncurrent liabilities held for sale	62	—
Other noncurrent liabilities	5,671	5,905
Noncurrent liabilities	13,517	14,039

Commitments and contingencies (Note 21)

Ordinary shares (par value $0.01; 2.0 billion shares authorized; shares issued: 2022 - 717,726,243; 2021 - 737,090,363)	7	7
Ordinary A shares (par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2022 and 2021)	—	—
Preferred shares (par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2022 and 2021)	—	—
Ordinary shares held in treasury, at cost (shares held: 2022 - 29,029,475; 2021 - 28,356,889)	(1,203)	(1,152)
Capital in excess of par value	17,224	17,116
Retained earnings	1,151	2,025
Accumulated other comprehensive loss	(911)	(434)
Shareholders’ equity attributable to Johnson Controls	16,268	17,562
Noncontrolling interests	1,134	1,191
Total equity	17,402	18,753
Total liabilities and equity	$42,158	$41,890
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2022	2021	2020
Operating Activities of Continuing Operations
Net income from continuing operations attributable to Johnson Controls	$1,532	$1,513	$631
Income from continuing operations attributable to noncontrolling interests	191	233	164
Net income from continuing operations	1,723	1,746	795
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	830	845	822
Pension and postretirement benefit expense (income)	(216)	(551)	118
Pension and postretirement contributions	(96)	(68)	(61)
Equity in earnings of partially-owned affiliates, net of dividends received	30	(117)	(36)
Deferred income taxes	(141)	36	(537)
Non-cash restructuring and impairment charges	555	98	582
Equity-based compensation expense	102	76	74
Other - net	(58)	(85)	(90)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(427)	(143)	534
Inventories	(773)	(219)	45
Other assets	(362)	(164)	(52)
Restructuring reserves	(7)	(44)	(29)
Accounts payable and accrued liabilities	1,270	813	(717)
Accrued income taxes	(440)	328	1,031
Cash provided by operating activities from continuing operations	1,990	2,551	2,479

Investing Activities of Continuing Operations
Capital expenditures	(592)	(552)	(443)
Sale of property, plant and equipment	127	124	127
Acquisition of businesses, net of cash acquired	(269)	(725)	(77)
Business divestitures, net of cash divested	16	19	135
Other - net	25	44	—
Cash used by investing activities from continuing operations	(693)	(1,090)	(258)

Financing Activities of Continuing Operations
Increase (decrease) in short-term debt - net	923	(17)	(33)
Increase in long-term debt	1,227	496	1,804
Repayment of long-term debt	(184)	(507)	(1,386)
Stock repurchases and retirements	(1,441)	(1,307)	(2,204)
Payment of cash dividends	(916)	(762)	(790)
Proceeds from the exercise of stock options	17	178	75
Dividends paid to noncontrolling interests	(121)	(142)	(114)
Employee equity-based compensation withholding taxes	(51)	(33)	(34)
Cash paid to acquire a noncontrolling interest	(1)	(14)	(132)
Other - net	31	(23)	(10)
Cash used by financing activities from continuing operations	(516)	(2,131)	(2,824)

Discontinued Operations
Cash used by operating activities	(4)	(64)	(260)
Cash used by financing activities	—	—	(113)
Cash used by discontinued operations	(4)	(64)	(373)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	116	115
Increase (decrease) in cash, cash equivalents and restricted cash	724	(618)	(861)
Cash, cash equivalents and restricted cash at beginning of period	1,342	1,960	2,821
Cash, cash equivalents and restricted cash at end of period	2,066	1,342	1,960
Less: Restricted cash	35	6	9
Cash and cash equivalents at end of period	$2,031	$1,336	$1,951

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity

	Year Ended September 30,
(in millions)	2022	2021	2020
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$17,562	$17,447	$19,766

Ordinary Shares
Beginning balance	7	8	8
Repurchases and retirements of ordinary shares	—	(1)	—
Ending balance	7	7	8

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,152)	(1,119)	(1,086)
Employee equity-based compensation withholding taxes	(51)	(33)	(33)
Ending balance	(1,203)	(1,152)	(1,119)

Capital in Excess of Par Value
Beginning balance	17,116	16,865	16,812
Change in noncontrolling interest share	—	(8)	(83)
Share-based compensation expense	88	76	61
Other, including options exercised	20	183	75
Ending balance	17,224	17,116	16,865

Retained Earnings
Beginning balance	2,025	2,469	4,827
Net income attributable to Johnson Controls	1,532	1,637	631
Cash dividends declared	(965)	(771)	(780)
Repurchases and retirements of ordinary shares	(1,441)	(1,306)	(2,204)
Adoption of ASC 842	—	—	(5)
Adoption of ASU 2016-13	—	(4)	—
Ending balance	1,151	2,025	2,469

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(434)	(776)	(795)
Other comprehensive income (loss)	(477)	342	19
Ending balance	(911)	(434)	(776)
Ending Balance	16,268	17,562	17,447

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,191	1,086	1,063
Comprehensive income attributable to noncontrolling interests	69	253	186
Dividends attributable to noncontrolling interests	(131)	(142)	(114)
Change in noncontrolling interest share	5	(6)	(49)
Ending Balance	1,134	1,191	1,086

Total Shareholders' Equity	$17,402	$18,753	$18,533
Cash Dividends Declared per Ordinary Share	$1.39	$1.07	$1.04
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

The Company's fiscal year ends on September 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

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

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including residential and commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management and repair of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its OpenBlue software platform and capabilities. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. Investments in partially-owned affiliates are accounted for by the equity method when the Company exercises significant influence, which typically occurs when its ownership interest exceeds 20%, and the Company does not have a controlling interest.

The Company consolidates variable interest entities ("VIE") when it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant. The Company did not have any material consolidated or nonconsolidated VIEs in its continuing operations for the presented reporting periods.

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

Assets and Liabilities Held for Sale

Assets and liabilities (disposal groups) to be sold are classified as held for sale in the period in which all of the following criteria are met:

•Management, having the authority to approve the action, commits to a plan to sell the disposal group;

•The disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups;

•An active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated;

•Sale of the disposal group is probable and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year;

•The disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Restricted Cash

Restricted cash relates to amounts restricted for payment of asbestos liabilities and certain litigation and environmental matters. Restricted cash is recorded within other current assets in the consolidated statements of financial position and totaled $35 million and $6 million at September 30, 2022 and 2021, respectively.

Receivables

Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for expected credit losses resulting from the inability or unwillingness of customers to make required payments. The allowance for expected credit losses is based on historical experience, existing economic conditions, reasonable and supportable forecasts, and any specific customer collection issues the Company has identified. The Company evaluates the reasonableness of the allowance for expected credit losses on a quarterly basis.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives generally range from 3 to 40 years for buildings and improvements, up to 15 years for subscriber systems, and from 3 to 15 years for machinery and equipment. Interest on borrowings is capitalized during the active construction period of major capital projects, added to the cost of the underlying assets and amortized over the useful lives of the assets.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is reviewed for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses the multiples of earnings approach based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics and applies the multiples to the Company's average of historical and future financial results for each reporting unit. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared to the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and the corresponding lease liabilities are recognized at commencement date based on the present value of lease payments for all leases with terms longer than twelve months. The majority of the Company's leases do not provide an implicit interest rate. To determine the present value of lease payments, the Company uses its incremental borrowing rate based on information available on the lease commencement date or the implicit rate if it is readily determinable. The Company determines its incremental borrowing rate based on a comparable market yield curve consistent with its credit rating, term of the lease and relative economic environment. The Company has elected to combine lease and nonlease components for its leases.

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

Lease expense is recognized on a straight-line basis over the lease term.

Lessor arrangements

The Company has monitoring services and maintenance agreements within its security business that include subscriber system assets for which the Company retains ownership. These agreements contain both lease and nonlease components. The Company has elected to combine lease and nonlease components for these arrangements where the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately. The Company has concluded that in these arrangements the nonlease components are the predominant characteristic, and as a result, the combined component is accounted for under the revenue guidance.

Impairment of Long-Lived Assets

Long-lived assets, including right-of-use assets under operating leases, other tangible assets and intangible assets with definitive lives, are reviewed for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets," ASC 350-30, "General Intangibles Other than Goodwill" and ASC 985-20, "Costs of Software to be Sold, Leased, or Marketed."

Assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets acquired in a business combination that are used in research and development activities are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period that those assets are considered indefinite lived, they are not amortized but are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.  If the carrying amount of an intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess. Unamortized capitalized costs of a computer software product are compared to the net realizable value of the product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off.

Revenue Recognition

Revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services is recognized on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. If contract modifications result in additional goods or services that are distinct from those transferred before the modification, they are accounted for prospectively as if the Company entered into a new contract. If the goods or services in the modification are not distinct from those in the original contract, sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as at contract inception the Company expects to receive the payment within twelve months of transfer of goods or services.

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

Subscriber System Assets, Dealer Intangibles and Related Deferred Revenue Accounts

The Company considers assets related to the acquisition of new customers in its electronic security business in three asset categories:

•Internally generated residential subscriber systems outside of North America

•Internally generated commercial subscriber systems (collectively referred to as subscriber system assets)

•Customer accounts acquired through the ADT dealer program, primarily outside of North America (referred to as dealer intangibles)

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

Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas where the Company has a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. Pooled subscriber system assets and related deferred revenue are depreciated using a straight-line method with lives up to 12 years and considering customer attrition. Non-pooled subscriber systems (primarily in Europe, Latin America and Asia) and related deferred revenue are depreciated using a straight-line method with a 15-year life, with remaining balances written off upon customer termination.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2022, 2021 and 2020 were $295 million, $275 million and $274 million, respectively.

Stock-Based Compensation

Restricted (Non-vested) Stock /Units

Restricted stock and restricted stock units are typically settled in shares for employees in the U.S. and in cash for employees not in the U.S. Restricted awards typically vest over a period of three years from the grant date. The Company's Compensation and Talent Development Committee may approve different vesting terms on specific grants. The fair value of each share-settled restricted award is based on the closing market value of the Company’s ordinary shares on the date of grant. The fair value of each cash-settled restricted award is recalculated at the end of each reporting period based on the closing market value of the Company's ordinary shares at the end of the reporting period, and the liability and expense are adjusted based on the new fair value.

Performance Share Awards

Performance-based share unit ("PSU") awards are generally contingent on the achievement of predetermined performance goals over a performance period of one to three years and on the award holder's continuous employment until the vesting date. The majority of PSUs are also indexed to the achievement of specified levels of total shareholder return versus a peer group over the performance period.

Upon completion of the performance period, earned PSUs are typically settled with shares of the Company's ordinary shares for employees in the U.S. and in cash for employees not in the U.S.

The fair value of the portion of the PSU which is linked to the achievement of performance goals is based on the closing market value of the Company's ordinary shares on the date of grant. Share-based compensation expense for these PSUs is recognized over the performance period based on the probability of achieving the performance targets.

The fair value of the portion of the PSU that is indexed to total shareholder return is estimated on the date of grant using a Monte Carlo simulation that uses the following assumptions:

•The risk-free interest rate for periods during the contractual life of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant.

•The expected volatility is based on the historical volatility of the Company's stock over the most recent three-year period as of the grant date.

Share-based compensation expense for PSUs which are indexed to total shareholder return is not adjusted for changes in performance subsequent to the grant date because the likelihood of achieving the market condition is incorporated in the grant date fair value of the award.

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest between two and three years after the grant date and expire ten years from the grant date.

The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

•The expected life of options represents the period of time that options granted are expected to be outstanding.

•The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

•Expected volatility is based on the historical volatility of the Company's stock since October 2016 blended with the historical volatility of certain peer companies' stock prior to October 2016 over the most recent period corresponding to the expected life as of the grant date.

•The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date.

The Company uses historical data to estimate option exercises and employee terminations within the valuation model.

Stock Appreciation Rights

SARs vest under the same terms and conditions as stock option awards, but are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded in the Company’s consolidated statements of financial position as a liability until the date of exercise.

The fair value of each SAR award is estimated using a similar method to that used for stock options. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense are adjusted based on the new fair value.

Amounts related to SARs are not material.

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

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. Aggregate transaction gains (losses), net of the impact of foreign currency hedges, for the years ended September 30, 2022, 2021 and 2020 were $49 million, $56 million and $(32) million, respectively.

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

Investments

Investments in debt and equity securities are are marked to market at the end of each accounting period. Unrealized gains and losses on these securities are recognized in the Company's consolidated statements of income. The deferred compensation plan assets are marked to market at the end of each accounting period and all unrealized gains and losses are recorded in the consolidated statements of income.

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

The Company is subject to laws and regulations relating to protecting the environment. Expenses associated with environmental remediation obligations are recognized when such amounts are probable and can be reasonably estimated.

Liabilities and expenses for workers' compensation, product, general and auto liabilities is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Receivables from third party insurers are recorded when recovery has been determined to be probable. The Company maintains captive insurance companies to manage its insurable liabilities.

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries, along with numerous other companies, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The estimated liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068

(which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be filed against its affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. Estimated asbestos-related insurance recoveries represents estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims discounted to present value. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The guidance is applied prospectively to acquisitions occurring on or after the effective date. The Company early adopted ASU No. 2021-08 at the beginning of fiscal 2022. The adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, "Disclosure of Supplier Finance Program Obligations", which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The Company expects to adopt the new disclosures, other than the rollforward disclosure, as required at the beginning of fiscal 2024. The rollforward disclosures will be adopted as required at the beginning of fiscal 2025.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

2.ACQUISITIONS AND DIVESTITURES

During fiscal 2022, the Company acquired several businesses for a combined purchase price, net of cash acquired, of $323 million, of which $269 million was paid as of September 30, 2022. Intangible assets associated with these acquisitions totaled $123 million and primarily relate to customer relationships and technology. In connection with these acquisitions, the Company recorded goodwill of $194 million, of which $68 million was assigned to the Building Solutions EMEA/LA segment, $45 million was assigned to the Global Products segment, $44 million was assigned to the Building Solutions APAC segment and $36 million was assigned to the Building Solutions North America segment.

Silent-Aire Acquisition

In May 2021, the Company completed its acquisition of Silent-Aire, a global leader in hyperscale data center cooling and modular critical infrastructure solutions, for approximately $755 million, net of cash acquired, which was comprised of an upfront net cash payment of approximately $661 million, the estimated fair value at the acquisition date of contingent earn-out liabilities of approximately $86 million and a working capital adjustment of $8 million. The contingent earn-out liabilities are based upon the achievement of certain defined operating results in each of the three years following the acquisition, with a maximum payout of approximately $250 million. The fair value of contingent earn-out liabilities is reassessed on a quarterly basis and could differ materially from the initial estimates. Subsequent changes in the estimated fair value of contingent earn-out liabilities are recorded in the consolidated statements of income when incurred. Earn-out payments that are less than or equal to the contingent earn-out liabilities on the acquisition date are reflected as financing cash outflows and amounts paid in excess of the contingent earn-out liabilities on the acquisition date are reflected as operating cash outflows. During the year ended September 30, 2022, the Company recorded a reduction in the fair value of the contingent earn-out liability of $43 million. No earn-out payments were made for the first twelve-month earn-out period ended April 30, 2022 as the performance measures for the period were not achieved.

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

The original fair values of the assets acquired and liabilities assumed related to Silent-Aire are as follows (in millions):

Cash and cash equivalents	$5
Accounts receivable	141
Inventories	60
Other current assets	4
Property, plant, and equipment - net	33
Goodwill	244
Intangible assets - net	497
Other noncurrent assets	84
Total assets acquired	1,068

Accounts payable	62
Accrued compensation and benefits	6
Deferred revenue	32
Other current liabilities	12
Other noncurrent liabilities	196
Total liabilities acquired	308
Net assets acquired	$760

The purchase price allocation to identifiable intangible assets acquired related to Silent-Aire is as follows:

	Fair Value (in millions)	Weighted Average Life (in years)
Customer relationships	$291	19
Technology	116	13
Other definite-lived intangibles	23	1
Indefinite-lived trademarks	67
Total identifiable intangible assets	$497

Other acquisitions and divestitures were not material individually or in the aggregate in fiscal 2021 and 2020.

3.    ASSETS AND LIABILITIES HELD FOR SALE & DISCONTINUED OPERATIONS

Assets and Liabilities Held for Sale

During fiscal 2022, the Company determined that its Global Retail business within its Building Solutions North America, Building Solutions Asia Pacific and Building Solutions EMEA/LA segments and a business within the Building Solutions Asia Pacific segment both met the criteria to be classified as held for sale. The assets and liabilities of both businesses are presented as held for sale in the consolidated statements of financial position as of September 30, 2022. Assets and liabilities held for sale are recorded at the lower of carrying value or fair value, less costs to sell in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets". The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of ASC 360-10, are tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less cost to sell.

As a result of classifying the Global Retail business as held for sale, during the year ended September 30, 2022, the Company recorded impairment charges of $235 million to write down goodwill related to its North America Retail reporting unit and $86 million to write down the disposal group to its estimated fair value, less costs to sell. The Company also fully impaired $38 million of internal-use software projects that were no longer probable of being completed. Refer to Note 8, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for further information regarding the goodwill impairment charge.

An additional $60 million was recorded in the year ended September 30, 2022 to write down the business classified as held for sale in the Building Solutions Asia Pacific segment to its estimated fair value, less costs to sell.

All of the impairments were recorded within restructuring and impairment costs in the consolidated statements of income. The divestiture of the businesses held for sale could result in a gain or loss on sale to the extent the ultimate selling prices differ from the current carrying value of the net assets recorded, which could be material. The businesses did not meet the criteria to be classified as discontinued operations as neither divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results.

The following table summarizes the carrying value of the Global Retail assets and liabilities held for sale (in millions):

September 30, 2022

Accounts receivable - net	$199
Inventories	155
Other current assets	21
Current assets held for sale	$375

Property, plant and equipment - net	$89
Goodwill	22
Other intangible assets - net	514
Other noncurrent assets	72
Noncurrent assets held for sale	$697

Accounts payable	$127
Accrued compensation and benefits	25
Deferred revenue	36
Other current liabilities	33
Current liabilities held for sale	$221

Other noncurrent liabilities	$61
Noncurrent liabilities held for sale	$61

During the third quarter of fiscal 2020, the Company determined that certain assets of the Building Solutions Asia Pacific segment met the criteria to be classified as held for sale. During the fourth quarter of fiscal 2022, the Company determined that these assets no longer met the criteria to be classified as held for sale as the Company can no longer assert that the sale of the assets is probable within a year due to the real estate market downturn in China that has worsened in the period after the COVID-19 lockdowns. As a result, the Company reclassified the held for sale assets to held and used as of September 30, 2022. Upon reclassification, an impairment of $45 million was recorded within restructuring and impairment costs in the consolidated statements of income to adjust the asset to the lower of its carrying value adjusted for depreciation and the fair value of the asset as of September 30, 2022.

Discontinued Operations

The Company completed the sale of its Power Solutions business on April 30, 2019. In December 2020, the favorable resolution of certain post-closing working capital and net debt adjustments resulted in income from discontinued operations of $124 million, net of tax of $26 million, due to a reversal of a reserve established in connection with the sale.

There was no Power Solutions related activity in fiscal 2022 and 2020.

4.REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by products and systems versus services revenue (in millions):

	Year Ended September 30,
	2022			2021
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$5,708	$3,659	$9,367	$5,312	$3,373	$8,685
Building Solutions EMEA/LA	2,188	1,657	3,845	1,929	1,955	3,884
Building Solutions Asia Pacific	2,005	709	2,714	1,478	1,138	2,616
Global Products	9,373	—	9,373	8,483	—	8,483
Total	$19,274	$6,025	$25,299	$17,202	$6,466	$23,668

The following table presents further disaggregation of Global Products revenues by product type (in millions):

	Year Ended September 30,
	2022	2021
HVAC	$6,756	$6,054
Fire & Security	2,367	2,192
Industrial Refrigeration	250	237
Total	$9,373	$8,483

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

		September 30,
	Location of contract balances	2022	2021
Contract assets - current	Accounts receivable - net	$2,020	$1,718
Contract assets - noncurrent	Other noncurrent assets	79	99
Contract liabilities - current	Deferred revenue	(1,768)	(1,637)
Contract liabilities - noncurrent	Other noncurrent liabilities	(282)	(269)

The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $1.5 billion and $1.2 billion for the years ended September 30, 2022 and 2021, respectively.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $17.5 billion, of which approximately 65% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with average initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	September 30,
	2022	2021
Other current assets	$139	$149
Other noncurrent assets	174	117
Total	$313	$266

Amortization related to costs to obtain or fulfill a contract were $191 million and $173 million during the years ended September 30, 2022 and 2021, respectively. There were no impairment losses recognized in the year ended September 30, 2022 or 2021.

5.    ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in millions):

	September 30,
	2022	2021
Accounts receivable	$5,590	$5,723
Less: Allowance for expected credit losses	(62)	(110)
Accounts receivable, net	$5,528	$5,613

The changes in the allowance for expected credit losses related to accounts receivable were as follows (in millions):

	Year Ended September 30, 2022
	2022	2021
Balance at beginning of period	$110	$173
Benefit for expected credit losses	(2)	(3)
Write-offs charged against the allowance for expected credit losses	(38)	(65)
Currency translation	(3)	1
Other	(5)	4
Balance at end of period	$62	$110

The Company sold receivables where it collected customer payments related to the factored receivables on behalf of the financial institution but otherwise maintained no continuing involvement totaling $1,115 million and $129 million during the years ended September 30, 2022 and 2021, respectively. The costs of factoring such receivables were not material. Outstanding receivables sold under the factoring agreements were $476 million as of September 30, 2022 and $127 million as of September 30, 2021.

6.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2022	2021

Raw materials and supplies	$1,009	$769
Work-in-process	196	166
Finished goods	1,305	1,122
Inventories	$2,510	$2,057

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2022	2021

Buildings and improvements	$1,300	$1,313
Subscriber systems	733	802
Machinery and equipment	3,550	3,669
Construction in progress	512	500
Land	196	231
Total property, plant and equipment	6,291	6,515
Less: Accumulated depreciation	(3,249)	(3,287)
Property, plant and equipment - net	$3,042	$3,228

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

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	September 30, 2020	Business Acquisitions	Business Divestitures	Impairments	Currency Translation and Other	September 30, 2021
Building Solutions North America	$9,160	$21	$—	$—	$34	$9,215
Building Solutions EMEA/LA	1,987	35	—	—	19	2,041
Building Solutions Asia Pacific	1,223	—	(7)	—	21	1,237
Global Products	5,562	244	—	—	36	5,842
Total	$17,932	$300	$(7)	$—	$110	$18,335

	September 30, 2021	Business Acquisitions	Business Divestitures (1)	Impairments	Currency Translation and Other	September 30, 2022
Building Solutions North America	$9,215	$37	$—	$(235)	$(46)	$8,971
Building Solutions EMEA/LA	2,041	78	(98)	—	(296)	1,725
Building Solutions Asia Pacific	1,237	44	(29)	—	(136)	1,116
Global Products	5,842	60	—	(75)	(311)	5,516
Total	$18,335	$219	$(127)	$(310)	$(789)	$17,328

(1) Business divestitures include $93 million and $29 million of goodwill within the Building Solutions EMEA/LA and Building Solutions Asia Pacific reportable segments, respectively, transferred to noncurrent assets held for sale on the consolidated statements of financial position.

As of September 30, 2022, the accumulated impairment loss totaled $781 million, of which $659 million related to the Building Solutions North America segment, $75 million related to the Global Products segment and $47 million related to the Building Solutions EMEA/LA segment.

As of September 30, 2021 and 2020, the accumulated impairment loss totaled $471 million, of which $424 million related to the Building Solutions North America segment and $47 million related to the Building Solutions EMEA/LA segment.

The Company reviews goodwill for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. During its fiscal 2022 annual impairment test, the Company determined that its Silent-Aire reporting unit's goodwill was impaired. As a result, the Company recorded a non-cash impairment charge of $75 million within restructuring and impairment costs in the consolidated statements of income in the fourth quarter of fiscal 2022, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Silent-Aire reporting unit has a remaining goodwill balance of $183 million at September 30, 2022. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and long-term growth rates, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there was significant judgment in determining the expected future cash flows attributable to the Silent-Aire reporting unit. Other than the Silent-Aire reporting unit that is recorded at fair value, no other reporting unit was determined to be at risk of failing the goodwill impairment test.

In the second quarter of fiscal 2022, the Company concluded it had a triggering event requiring assessment of goodwill impairment for its North America Retail reporting unit in conjunction with classifying its Global Retail business as held for sale. Refer to Note 3, "Discontinued Operations & Assets and Liabilities Held for Sale," of the notes to the consolidated financial statements for further disclosure related to the Global Retail assets held for sale. As a result, the Company recorded a non-cash impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in the second quarter of fiscal 2022. The North America Retail reporting unit has no remaining goodwill balance as of September 30, 2022. The Company used the market approach to estimate the fair value of the reporting unit based on the relative estimated sales proceeds for the planned disposal of the Global Retail business attributable to the North America Retail reporting unit. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

There were no other triggering events requiring that an impairment assessment be conducted in fiscal 2022.

There were no goodwill impairments resulting from the fiscal 2021 and the fiscal 2020 annual impairment test and no reporting unit was determined to be at risk of failing the goodwill impairment test as of September 30, 2021.

During fiscal 2020, the Company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic and its impact on each of the Company’s reporting units’ performance. Due to declines in cash flow projections of the North America Retail reporting unit in the third quarter of fiscal 2020 as a result of the COVID-19 pandemic, the Company concluded a triggering event occurred requiring assessment of impairment for its North America Retail reporting unit. As a result, the Company recorded a non-cash impairment charge of $424 million within restructuring and impairment costs in the consolidated statements of income in the third quarter of fiscal 2020. The North America Retail reporting unit had a remaining goodwill balance of $235 million at September 30, 2021. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and long-term growth rates, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	September 30,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,353	$(658)	$695	$1,464	$(629)	$835
Customer relationships	2,742	(1,254)	1,488	3,097	(1,191)	1,906
Miscellaneous	756	(386)	370	750	(354)	396
	4,851	(2,298)	2,553	5,311	(2,174)	3,137
Indefinite-lived intangible assets
Trademarks/tradenames	2,088	—	2,088	2,332	—	2,332
Miscellaneous	—	—	—	80	—	80
	2,088	—	2,088	2,412	—	2,412
Total intangible assets	$6,939	$(2,298)	$4,641	$7,723	$(2,174)	$5,549

The Company reviews indefinite-lived intangible assets for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired.

There were no indefinite-lived intangible asset impairments resulting from the fiscal 2022, 2021 and 2020 annual impairment tests. However, it is possible that future changes in circumstances would require the Company to record non-cash impairment charges. For fiscal 2022, the estimated fair values of all indefinite-lived intangibles substantially exceeded their carrying values, with the exception of the indefinite-lived trademarks related to the Company's Asia Pacific subscriber business. The estimated fair value for the Asia Pacific indefinite-lived trademark was consistent with its carrying value of $54 million.

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

Amortization of other intangible assets included within continuing operations for the years ended September 30, 2022, 2021 and 2020 was $427 million, $435 million and $386 million, respectively.

The following table summarizes the expected amortization of definite-lived intangible assets, excluding the impact of future acquisitions, by year (in millions):

2023	$414
2024	406
2025	382
2026	317
2027	282

9.    LEASES

The following table presents the Company’s lease costs (in millions):

	Year Ended September 30,
	2022	2021	2020
Operating lease cost	$352	$384	$399
Variable lease cost	165	130	145
Total lease costs	$517	$514	$544

The following table presents supplemental consolidated statement of financial position information (in millions):

		September 30,
	Location of lease balances	2022	2021
Operating lease right-of-use assets	Other noncurrent assets	$1,271	$1,376
Operating lease liabilities - current	Other current liabilities	280	319
Operating lease liabilities - noncurrent	Other noncurrent liabilities	987	1,055

Weighted-average remaining lease term		7 years	7 years
Weighted-average discount rate		2.1%	1.8%

The following table presents supplemental cash flow information related to operating leases (in millions):

	Year Ended September 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$367	$398	$397
Noncash operating lease activity:
Right-of-use assets obtained in exchange for operating lease liabilities	369	515	467

The following table presents maturities of operating lease liabilities (in millions):

September 30, 2022
2023	$301
2024	269
2025	203
2026	149
2027	109
After 2027	345
Total operating lease payments	1,376
Less: Interest	(109)
Present value of lease payments	$1,267

10.     DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	September 30,
	2022	2021
Bank borrowings	$10	$8
Commercial paper	172	—
Term loans	487	—
	$669	$8
Weighted average interest rate on short-term debt outstanding	0.5%	0.2%

As of September 30, 2022, the Company had a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2022. There were no draws on the facilities as of September 30, 2022.

Long-term debt consisted of the following (in millions; due dates by fiscal year):

	September 30,
	2022	2021
Unsecured notes
JCI plc - Term Loan -¥25 billion; LIBOR JPY plus 0.40% due in 2022	$—	$223
JCI plc - 4.625% due in 2023 ($25 million par value)	25	25
Tyco International Finance S.A. ("TIFSA") - 4.625% due in 2023 ($7 million par value)	7	7
JCI plc - 1.00% due in 2023 (€846 million par value)	830	980
JCI plc - 3.625% due in 2024 ($453 million par value)	453	453
JCI Inc. - 3.625% due in 2024 ($31 million par value)	31	31
JCI plc - 1.375% due in 2025 (€423 million par value)	419	496
TIFSA - 1.375% due in 2025 (€54 million par value)	53	63
JCI plc - 3.90% due in 2026 ($487 million par value)	505	510
TIFSA - 3.90% due in 2026 ($51 million par value)	51	51
JCI plc - Term Loan - ¥30 billion; TORF plus 0.40% due in 2027	208	—
JCI plc and Tyco Fire & Security Finance S.C.A. ("TFSCA") - 0.375% due in 2027 (€500 million par value)	488	577
JCI plc and TFSCA - 3.00% due in 2028 (€600 million par value)	586	—
JCI plc and TFSCA - 1.75% due in 2030 ($625 million par value)	623	623
JCI plc and TFSCA - 2.00% due in 2031 ($500 million par value)	496	496
JCI plc and TFSCA - 1.00% due in 2032 (€500 million par value)	489	578
JCI plc and TFSCA - 4.90% due in 2032 ($400 million par value)	394	—
JCI plc - 6.00% due in 2036 ($342 million par value)	339	339
JCI Inc. - 6.00% due in 2036 ($8 million par value)	8	8
JCI plc - 5.70% due in 2041 ($190 million par value)	189	189
JCI Inc. - 5.70% due in 2041 ($30 million par value)	30	30
JCI plc - 5.25% due in 2042 ($155 million par value)	155	155
JCI Inc. - 5.25% due in 2042 ($6 million par value)	6	6
JCI plc - 4.625% due in 2044 ($444 million par value)	441	441
JCI Inc. - 4.625% due in 2044 ($6 million par value)	6	6
JCI plc - 5.125% due in 2045 ($477 million par value)	557	560
TIFSA - 5.125% due in 2045 ($23 million par value)	23	22
JCI plc - 6.95% due in 2046 ($32 million par value)	32	32
JCI Inc. - 6.95% due in 2046 ($4 million par value)	4	4
JCI plc - 4.50% due in 2047 ($500 million par value)	496	496
JCI plc - 4.95% due in 2064 ($341 million par value)	340	340
JCI Inc. - 4.95% due in 2064 ($15 million par value)	15	15
Other	25	8
Gross long-term debt	8,324	7,764
Less: current portion	865	226
Less: debt issuance costs	33	32
Long-term debt	$7,426	$7,506

The following table presents maturities of long-term debt as of September 30, 2022 (in millions):

2023	$865
2024	485
2025	473
2026	557
2027	697
After 2027	5,247
Total	$8,324

As of September 30, 2022, the Company was in compliance with all financial covenants set forth in its credit agreements and the indentures governing its outstanding notes, and expects to remain in compliance for the foreseeable future.

Total interest paid on both short and long-term debt for the years ended September 30, 2022, 2021 and 2020 was $226 million, $242 million and $247 million, respectively.

Financing Arrangements

In November 2021, the Company entered into a €200 million ($196 million as of September 30, 2022) bank term loan which had an interest rate of EURIBOR plus 0.5% and was due in October 2022.

In March 2022, the Company entered into two bank term loans totaling €285 million ($280 million as of September 30, 2022) which both have an interest rate of EURIBOR plus 0.5% and are due in March 2023.

In September 2022, the Company and its wholly owned subsidiary, TFSCA issued €600 million ($589 million as of September 30, 2022) of bonds with an interest rate of 3.0%, which are due in September 2028 and $400 million of bonds with an interest rate of 4.9%, which are due in December 2032.

In September 2022, the Company repaid a ¥25 billion ($181 million) term loan and entered into a ¥30 billion ($208 million as of September 30, 2022) term loan which is due in September 2027. The new ¥30 billion loan has an interest rate of TORF plus 0.4%. The original ¥25 billion loan had an interest rate of LIBOR JPY plus 0.4%.

Net Financing Charges

The Company's net financing charges line item in the consolidated statements of income contained the following components (in millions):

	Year Ended September 30,
	2022	2021	2020

Interest expense, net of capitalized interest costs	$225	$219	$240
Other financing charges	27	25	26
Interest income	(6)	(9)	(23)
Net foreign exchange results for financing activities	(33)	(29)	(12)
Net financing charges	$213	$206	$231

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the years ended September 30, 2022 and 2021.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of September 30,
Commodity	2022	2021
Copper	3,629	2,656
Aluminum	6,758	5,159

The Company enters into forward-starting interest rate swaps in conjunction with anticipated note issuances. The following table summarizes forward-starting interest rate swaps and the related anticipated note issuances (in millions):

	Year Ended September 30,
	2022	2021
US dollar denominated
Forward-starting interest swaps	$300	$500
Anticipated note issuance	400	500
Euro denominated
Forward-starting interest swap	€200	—
Anticipated note issuance	600	—

All of the forward-starting interest swaps were terminated when the anticipated notes were issued and none were outstanding at September 30, 2022. Accumulated amounts recorded in AOCI as of the date of the note issuance are amortized to interest expense over the life of the related note to reflect the difference between the swap's reference rate and the fixed rate of the note.

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

The following table summarizes net investment hedges (in billions):

	September 30,
	2022	2021
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.3
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥25

Derivatives Not Designated as Hedging Instruments

The Company selectively uses equity swaps to reduce market risk associated with certain of its stock-based compensation plans, such as its deferred compensation plans. These equity compensation liabilities increase as the Company’s stock price increases and decrease as the Company’s stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. The Company hedged approximately 0.3 million ordinary shares, which had a cost basis of $23 million, as of September 30, 2021. No shares were hedged as of September 30, 2022.

The Company also holds certain foreign currency forward contracts not designated as hedging instruments under ASC 815 to hedge foreign currency exposure resulting from monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of these foreign currency exchange derivatives are recorded in the consolidated statements of income where they offset foreign currency transactional gains and losses on the nonfunctional currency denominated assets and liabilities being hedged.

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Other current assets
Foreign currency exchange derivatives	$30	$15	$24	$17
Commodity derivatives	—	2	—	—
Other noncurrent assets
Equity swap	—	—	—	23
Total assets	$30	$17	$24	$40

Other current liabilities
Foreign currency exchange derivatives	$24	$11	$27	$6
Commodity derivatives	10	1	—	—
Long-term debt
Foreign currency denominated debt	3,077	2,918	—	—
Total liabilities	$3,111	$2,930	$27	$6

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gross amount recognized	$54	$57	$3,138	$2,936
Gross amount eligible for offsetting	(42)	(16)	(42)	(16)
Net amount	$12	$41	$3,096	$2,920

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Year Ended September 30,
	2022	2021	2020
Foreign currency exchange derivatives	$26	$15	$1
Commodity derivatives	(21)	4	6
Interest rate swaps	16	(21)	—
Total	$21	$(2)	$7
The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Year Ended September 30,
		2022	2021	2020
Foreign currency exchange derivatives	Cost of sales	$25	$11	$(5)
Commodity derivatives	Cost of sales	(7)	3	2
Interest rate swaps	Net financing charges	(2)	—	—
Total		$16	$14	$(3)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2022	2021	2020
Foreign currency exchange derivatives	Cost of sales	$10	$(6)	$(1)
Foreign currency exchange derivatives	Net financing charges	85	174	87
Foreign currency exchange derivatives	Selling, general and administrative	—	(2)	—
Foreign currency exchange derivatives	Income tax provision	—	(1)	—
Equity swap	Selling, general and administrative	(5)	28	(4)
Total		$90	$193	$82

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustment ("CTA") within other comprehensive income (loss) were $470 million, $42 million and $(172) million for the years ended September 30, 2022, 2021 and 2020, respectively. No gains or losses were reclassified from CTA into income for the years ended September 30, 2022, 2021 and 2020.

12.    FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$54	$—	$54	$—
Exchange traded funds (fixed income)[1]	22	22	—	—
Other noncurrent assets
Deferred compensation plan assets	46	46	—	—
Exchange traded funds (fixed income)[1]	86	86	—	—
Exchange traded funds (equity)[1]	131	131	—	—
Total assets	$339	$285	$54	$—
Other current liabilities
Foreign currency exchange derivatives	$51	$—	$51	$—
Commodity derivatives	10	—	10	—
Contingent earn-out liabilities	30	—	—	30
Other noncurrent liabilities
Contingent earn-out liabilities	30	—	—	30
Total liabilities	$121	$—	$61	$60

	Fair Value Measurements Using:
	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$32	$—	$32	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)[1]	146	146	—	—
Exchange traded funds (equity)[1]	168	168	—	—
Equity swap	23	—	23	—
Total assets	$434	$377	$57	$—
Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	32	—	—	32
Other noncurrent liabilities
Contingent earn-out liabilities	50	—	—	50
Total liabilities	$100	$—	$18	$82
 1Classified as restricted investments for payment of asbestos liabilities. Refer to Note 21, "Commitments and Contingencies" of the notes to consolidated financial statements for further details.

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2021	$82
Acquisitions	29
Payments	(5)
Reduction for change in estimates	(43)
Currency translation	(3)
Balance at September 30, 2022	$60

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

Contingent earn-out liabilities: The contingent earn-out liabilities are typically established using a Monte Carlo simulation based on the forecasted operating results and the earn-out formulas specified in the purchase agreements.

The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at September 30, 2022 and 2021 (in millions):

	Year Ended September 30,
	2022	2021
Deferred compensation plan assets	$(10)	$7
Investments in exchange traded funds	(55)	37

All of the gains and losses on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At September 30, 2022, the fair value of long-term debt was $7.3 billion, including public debt of $7.1 billion and other long-term debt of $0.2 billion. At September 30, 2021, the fair value of long-term debt was $8.5 billion, including public debt of $8.3 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

13.    STOCK-BASED COMPENSATION

On March 10, 2021, the shareholders of the Company approved the Johnson Controls International plc 2021 Equity and Incentive Plan, which terminated the Johnson Controls International plc 2012 Share and Incentive Plan, as amended in September 2016 (collectively, the "Plans"). Both Plans authorize stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. As of September 30, 2022, there were 55 million shares of the Company's common stock reserved and 54 million shares available for issuance under the 2021 Equity and Incentive Plan.

The following table summarizes stock-based compensation related charges and benefits (in millions):

	Year Ended September 30,
	2022	2021	2020
Compensation expense	$104	$97	$66
Income tax benefit resulting from share-based compensation arrangements	26	24	16
Tax impact from exercise and vesting of equity settled awards	12	12	—

Compensation expense excludes the offsetting impact of equity swaps and is recorded in selling, general and administrative expenses. The Company does not settle stock options granted under share-based payment arrangements in cash.

Restricted (Non-vested) Stock / Units

A summary of non-vested restricted stock awards at September 30, 2022, and changes for the year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Non-vested, September 30, 2021	$44.06	3,334,437
Granted	74.63	1,508,550
Vested	42.52	(1,497,497)
Forfeited	56.58	(396,296)
Non-vested, September 30, 2022	$58.78	2,949,194

At September 30, 2022, the Company had approximately $107 million of total unrecognized compensation cost related to non-vested restricted stock arrangements granted for continuing operations which is expected to be recognized over a weighted-average period of 2.0 years.

Performance Share Awards

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Year Ended September 30,
	2022	2021	2020
Risk-free interest rate	0.99%	0.20%	1.60%
Expected volatility of the Company’s stock	30.00%	30.90%	21.80%

A summary of the status of the Company’s non-vested PSUs at September 30, 2022, and changes for the year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Non-vested, September 30, 2021	$43.11	1,196,318
Granted	82.88	482,030
Vested	36.35	(402,465)
Forfeited	60.02	(132,812)
Non-vested, September 30, 2022	$60.30	1,143,071

At September 30, 2022, the Company had approximately $37 million of total unrecognized compensation cost related to non-vested performance-based share unit awards granted for continuing operations which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Year Ended September 30,
	2022	2021	2020
Expected life of option (years)	6.0	6.5	6.5
Risk-free interest rate	1.35%	0.60%	1.67%
Expected volatility of the Company’s stock	27.80%	27.60%	22.40%
Expected dividend yield on the Company’s stock	1.71%	2.28%	2.49%

A summary of stock option activity at September 30, 2022, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2021	$38.84	5,951,011
Granted	79.54	548,398
Exercised	33.77	(542,903)
Forfeited or expired	50.97	(272,659)
Outstanding, September 30, 2022	$42.46	5,683,847	5.7	$52
Exercisable, September 30, 2022	$37.86	4,082,897	4.1	$47

The following table summarizes additional stock option information:

	Year Ended September 30,
	2022	2021	2020
Weighted-average grant-date fair value of options granted	$18.59	$9.36	$7.29
Intrinsic value of options exercised (in millions)	19	94	30

At September 30, 2022, the Company had approximately $10 million of total unrecognized compensation cost related to non-vested stock options granted for continuing operations which is expected to be recognized over a weighted-average period of 1.6 years.

14.    EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2022	2021	2020
Income Available to Ordinary Shareholders
Income from continuing operations	$1,532	$1,513	$631
Income from discontinued operations	—	124	—
Basic and diluted income available to shareholders	$1,532	$1,637	$631

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	696.1	716.6	751.0
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3.5	4.5	2.6
Diluted weighted average shares outstanding	699.6	721.1	753.6

Antidilutive Securities
Stock options and unvested restricted stock	0.4	—	1.4

15.    EQUITY

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

Share Repurchase Program

As of September 30, 2022, approximately $3.6 billion remained available under the share repurchase program which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

The Company repurchased and retired its ordinary shares of approximately $1,441 million, $1,307 million and $2,204 million during the years ended September 30, 2022, 2021 and 2020, respectively.

Accumulated Other Comprehensive Income

The following table includes changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30,
	2022	2021	2020

Foreign currency translation adjustments
Balance at beginning of period	$(421)	$(778)	$(785)
Aggregate adjustment for the period (net of tax effect of $0, $0 and $1)	(480)	357	7
Balance at end of period	(901)	(421)	(778)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(17)	2	(2)
Current period changes in fair value (net of tax effect of $2, $5 and $1)	18	(8)	3
Reclassification to income (net of tax effect of $(4), $(3) and $0) (1)	(12)	(11)	1
Balance at end of period	(11)	(17)	2

Pension and postretirement plans
Balance at beginning of period	4	—	(8)
Reclassification to income (net of tax effect of $0, $0 and $(1))	(3)	(3)	(1)
Other changes (net of tax effect of $0, $(1) and $4)	—	7	9
Balance at end of period	1	4	—

Accumulated other comprehensive loss, end of period	$(911)	$(434)	$(776)

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

The following table includes information for pension plans with accumulated benefit obligations ("ABO") in excess of plan assets (in millions):

	September 30,
	2022	2021
Accumulated benefit obligation	$2,004	$4,402
Fair value of plan assets	1,720	3,841

The following table includes information for pension plans with projected benefit obligations ("PBO") in excess of plan assets (in millions):

	September 30,
	2022	2021
Projected benefit obligation	$2,013	$4,519
Fair value of plan assets	1,729	3,954

During the year ended September 30, 2022, total employer contributions to the defined benefit pension plans were $93 million, none of which were voluntary contributions made by the Company. The Company expects to contribute approximately $38 million in cash to its defined benefit pension plans in the year ended September 30, 2023. Projected benefit payments from the plans as of September 30, 2022 are estimated as follows (in millions):

2023	$266
2024	248
2025	246
2026	245
2027	243
2028 - 2032	1,180

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S. and Canada. Most non-U.S. employees are covered by government sponsored programs. The cost to the Company is not significant.

Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. These benefits may be subject to deductibles, co-payment provisions and other limitations. The Company has reserved the right to modify these benefits.

The health care cost trend assumption does not have a significant effect on the amounts reported.

The following table includes information for postretirement plans with accumulated postretirement benefit obligations ("APBO") in excess of plan assets (in millions):

	September 30,
	2022	2021
Accumulated postretirement benefit obligation	$68	$96
Fair value of plan assets	28	38

During the year ended September 30, 2022, total employer contributions to the postretirement plans were $3 million. The Company expects to contribute approximately $3 million in cash to its postretirement plans in the year ended September 30, 2023. Projected benefit payments from the plans as of September 30, 2022 are estimated as follows (in millions):

2023	$11
2024	10
2025	10
2026	10
2027	9
2028 - 2032	31

Defined Contribution Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on predetermined percentages of compensation earned by the employee and/or will match a percentage of the employee contributions up to certain limits. The Company temporarily suspended certain contributions in fiscal 2021 and 2020 in response to the COVID-19 pandemic. Defined contribution plan contributions charged to expense amounted to $196 million, $118 million and $104 million during the years ended September 30, 2022, 2021 and 2020, respectively.

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

The Company participates in approximately 270 multiemployer benefit plans, none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2022, 2021 and 2020 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $71 million, $67 million and $66 million to multiemployer benefit plans during the years ended September 30, 2022, 2021 and 2020, respectively.

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

The Company’s plan assets at September 30, 2022 and 2021, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$40	$—	$40	$—

Equity Securities
Large-Cap	160	160	—	—
Small-Cap	175	175	—	—
International - Developed	139	139	—	—
International - Emerging	39	39	—	—

Fixed Income Securities
Government	217	216	1	—
Corporate/Other	804	804	—	—

Total Investments in the Fair Value Hierarchy	1,574	$1,533	$41	$—

Real Estate Investments Measured at Net Asset Value(1)	322

Due to Broker	(166)

Total Plan Assets	$1,730

Non-U.S. Pension

Cash and Cash Equivalents	$150	$150	$—	$—

Equity Securities
Large-Cap	45	8	37	—
International - Developed	43	12	31	—
International - Emerging	3	—	3	—

Fixed Income Securities
Government	650	50	600	—
Corporate/Other	418	277	141	—

Hedge Fund	18	—	18	—

Real Estate	9	9	—	—

Total Investments in the Fair Value Hierarchy	1,336	$506	$830	$—

Real Estate Investments Measured at Net Asset Value(1)	97

Total Plan Assets	$1,433

Postretirement

Cash and Cash Equivalents	$13	$13	$—	$—

Equity Securities
Global	66	—	66	—

Total Investments in the Fair Value Hierarchy	79	$13	$66	$—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	65

Total Plan Assets	$144

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$75	$—	$75	$—

Equity Securities
Large-Cap	185	185	—	—
Small-Cap	215	215	—	—
International - Developed	182	182	—	—
International - Emerging	34	34	—	—

Fixed Income Securities
Government	286	98	188	—
Corporate/Other	1,279	1,279	—	—

Total Investments in the Fair Value Hierarchy	2,256	$1,993	$263	$—

Real Estate Investments Measured at Net Asset Value(1)	280

Due to Broker	(77)

Total Plan Assets	$2,459

Non-U.S. Pension

Cash and Cash Equivalents	$151	$151	$—	$—

Large-Cap	197	23	174	—
International - Developed	128	30	98	—
International - Emerging	2	—	2	—

Fixed Income Securities
Government	1,123	77	1,046	—
Corporate/Other	597	320	277	—

Hedge Fund	27	—	27	—

Real Estate	14	14	—	—

Total Investments in the Fair Value Hierarchy	2,239	$615	$1,624	$—

Real Estate Investments Measured at Net Asset Value(1)	105

Total Plan Assets	$2,344

Postretirement

Cash and Cash Equivalents	$5	$5	$—	$—

Equity Securities
Large-Cap	24	—	24	—
Small-Cap	8	—	8	—
International - Developed	19	—	19	—
International - Emerging	12	—	12	—

Fixed Income Securities
Government	20	—	20	—
Corporate/Other	56	—	56	—

Commodities	17	—	17	—

Real Estate	11	—	11	—

Total Plan Assets	$172	$5	$167	$—

(1)The fair value of certain real estate and multi-credit strategy investments do not have a readily determinable fair value and require the fund managers to independently arrive at fair value by calculating net asset value ("NAV") per share. In order to calculate NAV per share, the fund managers value the investments using any one, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the investments are updated every quarter. Due to the fact that the fund managers calculate NAV per share, the Company utilizes a practical expedient for measuring the fair value of its real estate and multi-credit strategy investments, as provided for under ASC 820, "Fair Value Measurement." In applying the practical expedient, the Company is not required to further adjust the NAV provided by the fund manager in order to determine the fair value of its investments as the NAV per share is calculated in a manner consistent with the measurement principles of ASC 946, "Financial Services - Investment Companies," and as of the Company's measurement date. The Company believes this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser. In accordance with ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," investments for which fair value is measured using the net asset value per share practical expedient are disclosed separate from the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of total plan assets to the amounts presented in the notes to consolidated financial statements.

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

There were no Level 3 assets as of September 30, 2022 or 2021 or any Level 3 asset activity during fiscal 2022 or 2021.

Funded Status

The following table contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2022	2021	2022	2021	2022	2021

Accumulated Benefit Obligation	$1,822	$2,629	$1,417	$2,540	$89	$—

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,629	$3,217	$2,625	$2,726	$123	$146
Service cost	—	—	20	27	1	1
Interest cost	56	47	39	32	2	2
Plan participant contributions	—	—	2	3	3	3
Actuarial gain	(587)	(52)	(651)	(103)	(25)	(13)
Amendments made during the year	—	—	(1)	(6)	—	—
Benefits and settlements paid	(276)	(583)	(166)	(124)	(14)	(17)
Curtailment	—	—	—	(3)	—	—
Other	—	—	(2)	(2)	—	—
Currency translation adjustment	—	—	(395)	75	(1)	1

Projected benefit obligation at end of year	$1,822	$2,629	$1,471	$2,625	$89	$123

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,459	$2,706	$2,344	$2,213	$172	$153
Actual return on plan assets	(454)	333	(459)	125	(20)	30
Employer and employee contributions	1	3	94	65	6	6
Benefits paid	(85)	(108)	(74)	(79)	(14)	(17)
Settlement payments	(191)	(475)	(92)	(45)	—	—
Other	—	—	(2)	(1)	—	—
Currency translation adjustment	—	—	(378)	66	—	—

Fair value of plan assets at end of year	$1,730	$2,459	$1,433	$2,344	$144	$172

Funded status	$(92)	$(170)	$(38)	$(281)	$55	$49

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$37	$44	$151	$79	$95	$107
Accrued benefit liability	(129)	(214)	(189)	(360)	(40)	(58)

Net amount recognized	$(92)	$(170)	$(38)	$(281)	$55	$49

Weighted Average Assumptions (1)
Discount rate (2)	5.08%	2.50%	4.36%	1.80%	4.92%	2.30%
Rate of compensation increase	N/A	N/A	3.00%	2.85%	N/A	N/A
Interest crediting rate	N/A	N/A	1.69%	1.45%	N/A	N/A

(1)Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2022 and 2021.

(2 The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company has elected to utilize a full yield curve approach in the estimation of service and interest components of net periodic benefit cost (credit) for pension and other postretirement for plans that utilize a yield curve approach. The full yield curve approach applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

The fiscal 2022 and fiscal 2021 net actuarial gains related to changes in the projected benefit obligation were primarily the result of the increase in discount rates globally.

Net Periodic Benefit Cost

The following table contains the components of net periodic benefit costs, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefit Cost (Credit):
Service cost	$—	$—	$—	$20	$27	$25	$1	$1	$1
Interest cost	56	47	67	39	32	36	2	2	4
Expected return on plan assets	(150)	(171)	(180)	(81)	(112)	(111)	(9)	(8)	(9)
Net actuarial (gain) loss	16	(214)	244	(116)	(115)	43	4	(35)	2
Amortization of prior service cost (credit)	—	—	—	—	1	1	(4)	(4)	(3)
Curtailment gain	—	—	—	—	(3)	(8)	—	—	—
Settlement (gain) loss	1	—	6	5	(1)	—	—	—	—
Special termination benefit cost	—	—	—	—	2	—	—	—	—

Net periodic benefit cost (credit) included in continuing operations	$(77)	$(338)	$137	$(133)	$(169)	$(14)	$(6)	$(44)	$(5)

Expense Assumptions:
Discount rate	2.52%	2.25%	2.95%	1.79%	1.35%	1.50%	2.30%	1.90%	2.65%
Expected return on plan assets	7.00%	6.50%	6.90%	3.70%	4.90%	5.20%	5.29%	5.30%	5.70%
Rate of compensation increase	N/A	N/A	N/A	2.85%	2.75%	2.80%	N/A	N/A	N/A
Interest crediting rate	N/A	N/A	N/A	1.44%	1.50%	1.50%	N/A	N/A	N/A

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

In fiscal 2021, the Company committed to a significant multi-year restructuring plan ("2021 Plan") which is expected to be completed during fiscal 2023. The Company originally expected to incur $385 million of restructuring costs across all segments and at Corporate through fiscal 2023. The Company has incurred and exceeded these costs during fiscal 2022 due to certain restructuring actions and expenses planned for fiscal 2023 being accelerated into fiscal 2022. In total, the Company recorded $424 million of restructuring and impairment costs related to the 2021 Plan, which is the total amount expected to be incurred for this restructuring plan.

The following table summarizes restructuring and impairment costs related to the 2021 Plan (in millions):

	Year Ended September 30, 2022	Inception to September 30, 2022

Building Solutions North America	$41	$111
Building Solutions EMEA/LA	33	62
Building Solutions Asia Pacific	21	49
Global Products	75	166
Corporate	12	36
Total	$182	$424

The following table summarizes the changes in the Company’s 2021 Plan reserve, included primarily within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments (1)	Other	Total

Original reserve	$68	$98	$76	$242
Utilized—cash	(28)	—	(51)	(79)
Utilized—noncash	—	(98)	—	(98)
Balance at September 30, 2021	40	—	25	65
Additional restructuring costs	116	17	49	182
Utilized—cash	(81)	—	(66)	(147)
Utilized—noncash	—	(17)	—	(17)
Currency translation	(1)	—	—	(1)
Balance at September 30, 2022	$74	$—	$8	$82

(1) Of the $98 million of long-lived asset impairment charges in fiscal 2021, $50 million related to the Global Products segment, $33 million related to the Building Solutions North America segment, $6 million related to Corporate assets, $5 million related to the Building Solutions EMEA/LA segment and $4 million related to the Building Solutions Asia Pacific segment. Of the $17 million of long-lived asset impairment charges in fiscal 2022, $6 million related to the Building Solutions Asia Pacific segment, $5 million related to Corporate assets, $3 million related to the Global Products segment, $2 million related to the Building Solutions EMEA/LA segment and $1 million related to the Building Solutions North America segment.

The 2021 Plan included workforce reductions of approximately 6,200 employees. Restructuring charges associated with employee severance and termination benefits are paid over the severance period granted to each employee or on a lump sum basis in accordance with individual severance agreements. As of September 30, 2022, approximately 4,000 of the employees have been separated from the Company pursuant to the restructuring plans.

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

18.    INCOME TAXES

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	2022	2021	2020
Tax expense at Ireland statutory rate	$214	$327	$113
U.S. state income tax, net of federal benefit	(23)	34	8
Income subject to the U.S. federal tax rate	(95)	3	(92)
Income subject to rates different than the statutory rate	125	30	99
Reserve and valuation allowance adjustments	(274)	66	(70)
Intercompany intellectual property transfer	—	417	—
Restructuring and impairment costs	40	(9)	50
Income tax provision (benefit)	$(13)	$868	$108

The statutory tax rate in Ireland of 12.5% is being used as a comparison since the Company is domiciled in Ireland.

For fiscal 2022, the effective tax rate for continuing operations was (1)% and was lower than the statutory tax rate primarily due to tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning initiatives, partially offset by the income tax effects of impairment and restructuring charges, valuation allowance adjustments, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials.

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

Valuation Allowances

The Company reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

In fiscal 2022, due to changes in forecasted taxable income, the Company determined that it was more likely than not that certain deferred tax assets of Japan would not be realized. The valuation allowance adjustment resulted in a tax charge of $27 million.

In fiscal 2021, as a result of an intercompany transfer of certain of the Company’s intellectual property rights, the Company determined that it is more likely than not that certain deferred tax assets of Switzerland would be realized, and it was more likely than not that certain deferred tax assets of Canada would not be realized. The valuation allowance adjustments resulted in a $39 million net benefit to income tax expense. Due to changes in forecasted taxable income, the Company also recorded a discrete tax charge of $105 million related to valuation allowances on certain Mexico deferred tax assets now considered unrealizable.

In fiscal 2020, the Company performed an analysis related to the realizability of its worldwide deferred tax assets. As a result, and after considering feasible tax planning initiatives and other positive and negative evidence, the Company determined that it was more likely than not that certain deferred tax assets primarily within the U.S. would not be realized, and it is more likely than not that certain deferred tax assets of Canada would be realized. The valuation allowance adjustments resulted in a $26 million net benefit to income tax expense.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Beginning balance, October 1	$2,726	$2,528	$2,451
Additions for tax positions related to the current year	169	240	128
Additions for tax positions of prior years	31	33	129
Reductions for tax positions of prior years	(48)	(6)	(27)
Settlements with taxing authorities	(7)	(24)	(54)
Statute closings and audit resolutions	(334)	(45)	(99)
Ending balance, September 30	$2,537	$2,726	$2,528

The following table summarizes gross tax effected unrecognized tax benefits that, if recognized, would impact the effective tax rate and the related accrued interest, net of tax benefit (in millions):

	September 30,
	2022	2021	2020
Gross tax effected unrecognized tax benefits	$1,973	$2,268	$2,132
Net accrued interest	284	252	205

In fiscal 2022, the statute of limitations for certain tax years expired, which resulted in a $301 million benefit to income tax expense.

During fiscal 2020, tax audit resolutions resulted in a $44 million net benefit to income tax expense.

In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2021
Germany	2007 - 2018
Luxembourg	2017 - 2018
Mexico	2015 - 2017
United Kingdom	2014 - 2015, 2017 - 2018; 2020

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

During fiscal 2022, 2021 and 2020, the Company incurred charges for restructuring and impairment costs of $721 million, $242 million and $783 million, which generated tax benefits of $50 million, $39 million and $48 million, respectively.

In fiscal 2021, the Company completed an intercompany transfer of certain of the Company’s intellectual property rights which resulted in a net tax charge of $417 million.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) which, among other things, creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax is first applicable in fiscal year 2024. The Company does not expect this provision to have a material impact on its effective tax rate.

In fiscal 2020, the Company recorded a noncash discrete tax charge of $30 million due to the remeasurement of deferred tax assets and liabilities related to Switzerland and the canton of Schaffhausen. On September 28, 2018, the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which was subsequently approved by the Swiss electorate on May 19, 2019. During the fourth quarter of fiscal 2019, the Swiss Federal Council enacted TRAF which became effective for the Company on January 1, 2020. The impacts of the federal enactment did not have a material impact to the Company’s financial statements. TRAF also provides for parameters which enable the Swiss cantons to adjust tax rates and establish new regulations for companies. As of September 30, 2019, the canton of Schaffhausen had not concluded its public referendum; however, the enactment did occur during the first quarter of fiscal 2020.

During the fiscal years ended 2022, 2021 and 2020, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Continuing Operations

Selected income tax data related to continuing operations were as follows (in millions):

	2022	2021	2020
Components of income (loss) from continuing operations before income taxes:
U.S.	$67	$543	$(385)
Non-U.S.	1,643	2,071	1,288
Income from continuing operations before income taxes	$1,710	$2,614	$903

Components of the provision (benefit) for income taxes:
Current
U.S. federal	$(219)	$459	$309
U.S. state	53	108	72
Non-U.S.	294	265	264
	128	832	645
Deferred
U.S. federal	(175)	(7)	(382)
U.S. state	(69)	46	(43)
Non-U.S.	103	(3)	(112)
	(141)	36	(537)

Income tax provision (benefit)	$(13)	$868	$108

Income taxes paid (refunded)	$568	$504	$(386)

At September 30, 2022 and 2021, the Company recorded within the consolidated statements of financial position in other current assets approximately $253 million and $120 million, respectively, of income tax assets. At September 30, 2022 and 2021, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $143 million and $201 million, respectively, of accrued income tax liabilities.

The Company has not provided U.S. or non-U.S. income taxes on approximately $23.6 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc. The Company is indefinitely reinvested in these basis differences. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reduced, it is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2022	2021
Other noncurrent assets	$944	$755
Other noncurrent liabilities	(500)	(443)

Net deferred tax asset	$444	$312

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2022	2021
Deferred tax assets
Accrued expenses and reserves	$376	$407
Employee and retiree benefits	77	148
Property, plant and equipment	444	369
Net operating loss and other credit carryforwards	6,472	6,293
Research and development	52	42
Operating lease liabilities	309	334
Other, net	58	28
	7,788	7,621
Valuation allowances	(5,967)	(5,853)
	1,821	1,768
Deferred tax liabilities
Subsidiaries, joint ventures and partnerships	338	346
Intangible assets	730	776
Operating lease right-of-use assets	309	334
	1,377	1,456

Net deferred tax asset	$444	$312

At September 30, 2022, the Company had available net operating loss carryforwards of approximately $24.3 billion, of which $14.0 billion will expire at various dates between 2023 and 2042, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2022 of $35 million which will expire in 2029. The valuation allowance, generally, is for loss and credit carryforwards for which realization is uncertain because it is unlikely that the losses and/or credits will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

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

Building Solutions EMEA/LA: Building Solutions EMEA/LA designs, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven “smart building” solutions, to markets in Europe, the Middle East, Africa and Latin America.

Building Solutions Asia Pacific: Building Solutions Asia Pacific designs, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven “smart building” solutions, in the Asia Pacific marketplace.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2022	2021	2020
Net Sales

Building Solutions North America	$9,367	$8,685	$8,605
Building Solutions EMEA/LA	3,845	3,884	3,613
Building Solutions Asia Pacific	2,714	2,616	2,368
Global Products	9,373	8,483	7,731
Total net sales	$25,299	$23,668	$22,317

	Year Ended September 30,
	2022	2021	2020
Segment EBITA (1)

Building Solutions North America	$1,122	$1,204	$1,157
Building Solutions EMEA/LA	358	401	349
Building Solutions Asia Pacific	332	344	314
Global Products	1,594	1,436	1,128
Total segment EBITA	$3,406	$3,385	$2,948

Amortization of intangible assets	(427)	(435)	(386)
Corporate expenses	(369)	(290)	(371)
Net financing charges	(213)	(206)	(231)
Restructuring and impairment costs	(721)	(242)	(783)
Net mark-to-market adjustments	34	402	(274)

Income from continuing operations before income taxes	$1,710	$2,614	$903

	September 30,
	2022	2021	2020
Assets (2)
Building Solutions North America	$14,429	$15,317	$15,215
Building Solutions EMEA/LA	4,766	5,397	5,159
Building Solutions Asia Pacific	2,424	2,728	2,662
Global Products	15,185	15,227	13,770
	36,804	38,669	36,806
Assets held for sale	1,138	156	147
Unallocated	4,216	3,065	3,862

Total	$42,158	$41,890	$40,815

	Year Ended September 30,
	2022	2021	2020
Depreciation/Amortization
Building Solutions North America	$213	$245	$233
Building Solutions EMEA/LA	96	103	102
Building Solutions Asia Pacific	21	25	24
Global Products	461	432	414
	791	805	773
Corporate	39	40	49

Total	$830	$845	$822

	Year Ended September 30,
	2022	2021	2020
Capital Expenditures
Building Solutions North America	$141	$87	$93
Building Solutions EMEA/LA	119	128	99
Building Solutions Asia Pacific	22	31	36
Global Products	257	265	191
	539	511	419
Corporate	53	41	24

Total	$592	$552	$443

(1)For the years ended September 30, 2022, 2021 and 2020, segment EBITA includes $240 million, $250 million and $166 million, respectively, of equity income for the Global Products segment. Equity income for other segments is immaterial.

(2)Building Solutions EMEA/LA assets as of September 30, 2022, 2021 and 2020 include $115 million, $111 million and $108 million, respectively, of investments in partially-owned affiliates. Global Products assets as of September 30, 2022, 2021 and 2020 include $834 million, $945 million and $797 million, respectively, of investments in partially-owned affiliates. Investments in partially-owned affiliates for other segments is immaterial.

In fiscal 2022, 2021 and 2020, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2022	2021	2020
Net Sales
United States	$12,864	$11,577	$11,371
Europe	4,186	4,069	3,523
Asia Pacific	5,791	5,748	5,285
Other Non-U.S.	2,458	2,274	2,138

Total	$25,299	$23,668	$22,317

Long-Lived Assets (Year-end)
United States	$1,573	$1,638	$1,713
Europe	412	436	278
Asia Pacific	656	727	667
Other Non-U.S.	401	427	401

Total	$3,042	$3,228	$3,059

Net sales attributed to geographic locations are based on the location of where the sale originated. Long-lived assets by geographic location consist of net property, plant and equipment.

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

The changes in the carrying amount of the Company’s total product warranty liability were as follows (in millions).

	Year Ended September 30,
	2022	2021
Balance at beginning of period	$192	$167
Accruals for warranties issued during the period	119	91
Accruals from acquisitions and divestitures	(1)	—
Changes in estimates to pre-existing warranties	(6)	11
Settlements made (in cash or in kind) during the period	(114)	(77)
Currency translation	(11)	—
Balance at end of period	$179	$192

21.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2022	2021

Other current liabilities	$66	$48
Other noncurrent liabilities	220	54
Total reserves for environmental liabilities	$286	$102

The Company periodically examines whether the contingent liabilities related to the environmental matters described below are probable and reasonably estimable based on experience and ongoing developments in those matters, including continued study and analysis of ongoing remediation obligations. During the three months ended September 30, 2022, with the assistance of independent environmental consultants and taking into consideration investigation and remediation actions previously completed, new information available to the Company during the fourth quarter of 2022 and ongoing discussions with the Wisconsin Department of Natural Resources ("WDNR"), the Company completed a comprehensive long-term analysis and cost assessment related to the Company’s ongoing environmental remediation obligations. As a result of this analysis, the Company increased its accrual for environmental liabilities by $228 million, which are recorded on an undiscounted basis. The Company expects that it will pay the amounts recorded over an estimated period of up to 20 years. The Company is not able to estimate a possible loss or range of loss, if any, in excess of the established accruals for environmental liabilities at this time.

A substantial portion of the increase to the Company's environmental reserves relates to ongoing long-term remediation efforts to address contamination relating to fire-fighting foams containing perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA"), and/or other per- and poly-fluoroalkyl substances ("PFAS") at or near the Tyco Fire Products L.P. (“Tyco Fire Products”) Fire Technology Center ("FTC") located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin, as well as the continued remediation of PFAS, arsenic and other contaminants at the Tyco Fire Products Stanton Street manufacturing facility also located in Marinette, Wisconsin (the “Stanton Street Facility”). The increase in reserves was recorded as a result of several events that occurred in the three months ended September 30, 2022, including the completion and testing of the Groundwater Extraction and Treatment System (“GETS”) at the FTC (as further discussed below), the completion of resident surveys in Peshtigo regarding long-term drinking water solutions, correspondence with regulators on planned remediation activities, finalization of cost estimates for system upgrades and related long-term run rate costs in response to new permit requirements at the Stanton Street Facility, and the development of additional information through ongoing investigation and analysis. These events have allowed the Company to develop estimates of costs associated with the long-term remediation actions expected to be performed over an estimated period of up to 20 years, including the continued operation of the GETS, the implementation of long-term drinking water solutions, continued monitoring and testing of the wells, the operation and wind-down of other legacy remediation and treatment systems and the completion of ongoing investigation obligations.

The use of fire-fighting foams at the FTC was primarily for training and testing purposes to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports or elsewhere. In May 2021, as part of Tyco Fire Products’ ongoing investigation and remediation program, the WDNR approved Tyco Fire Products’ proposed GETS, a permanent groundwater remediation system that will extract groundwater that contains PFAS, treat it using advanced filtration systems, and return the treated water to the environment. Tyco Fire Products has completed construction of the GETS, which is now in operation. Tyco Fire Products is also in the process of completing the removal and disposal of PFAS-affected soil from the FTC.

Tyco Fire Products has been engaged in remediation activities at the Stanton Street Facility since 1990. Its corporate predecessor, Ansul Incorporated (“Ansul”) manufactured arsenic-based agricultural herbicides at the Stanton Street Facility, which resulted in significant arsenic contamination of soil and groundwater on the site and in parts of the adjoining Menominee River. In 2009, Ansul entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency (“EPA”) to address the presence of arsenic at the site. Under this agreement, Tyco Fire Products’ principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis.

Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. In addition to ongoing remediation activities, the Company is also working with the WDNR to investigate and remediate the presence of PFAS at or near the Stanton Street Facility as part of the evaluation and remediation of PFAS in the Marinette region.

PFOA, PFOS, and other PFAS compounds are being studied by EPA and other environmental and health agencies and researchers. EPA has not issued binding regulatory limits, but had initially stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. In March 2021, EPA published its final determination to regulate PFOS and PFOA in drinking water. While those studies continue, EPA issued in June 2022 an updated set of interim health advisory levels for PFOA and PFOS in drinking water, as well as final health advisory levels for two other types of PFAS (PFBS and GenX chemicals). In November 2022, EPA added a class definition of PFAS to the final version of EPA's fifth Contaminant Candidate List (CCL 5), which is a list of substances not currently subject to national drinking water regulation, but which EPA believes may require future regulation.

In October 2021, EPA released its "PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024." The 2021-2024 Roadmap sets timelines by which EPA plans to take specific actions, including, among other items, publishing a national PFAS testing strategy, proposing to designate PFOA and PFOS as Comprehensive Environmental Response, Compensation and Liability Act hazardous substances, restricting PFAS discharges from industrial sources through Effluent Limitations Guidelines, publishing the final toxicity assessment for five additional PFAS, requiring water systems to test for 29 PFAS under the Safe Drinking Water Act, and publishing improved analytical methods in eight different environmental matrices to monitor 40 PFAS present in wastewater and stormwater discharges. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains. In August 2022, EPA published a proposed rule that would designate PFOA and PFOS as “hazardous substances” under CERCLA.

It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the financial viability of other potentially responsible parties and third-party indemnitors, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $17 million and $29 million at September 30, 2022 and 2021, respectively.

FTC-Related Remediation and Litigation

On June 21, 2019, the WDNR announced that it had received from the Wisconsin Department of Health Services (“WDHS”) a recommendation for groundwater quality standards as to, among other compounds, PFOA and PFOS. The WDHS recommended a groundwater enforcement standard for PFOA and PFOS of 20 parts per trillion. Although Wisconsin recently approved final regulatory standards for PFOA and PFOS in drinking water and surface water, the Wisconsin Natural Resources Board did not approve WDNR's proposed standards for PFOA and PFOS in groundwater. In September 2022, the Governor of Wisconsin signed a scope statement setting out parameters for the WDNR to draft a final rule regarding groundwater quality standards for PFOA and PFOS, among other compounds. The WDNR is now in the process of drafting the rule.

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. Tyco Fire Products responded to the WDNR’s letter by requesting additional necessary information. On October 16, 2019, the WDNR issued a “Notice of Noncompliance” to Tyco

Fire Products and Johnson Controls, Inc. regarding the WDNR’s July 3, 2019 letter. The WDNR issued a further letter regarding the issue on November 4, 2019. In February 2020, the WDNR sent a letter to Tyco Fire Products and Johnson Controls, Inc. further directing the expansion of the evaluation of PFAS in the Marinette region to include investigation activities south and west of the previously defined FTC study area. In September 2021, the WDNR sent an additional “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. concerning land-applied biosolids, which reviewed and responded to the Company’s biosolids investigation conducted to date. Tyco Fire Products responded to the WDNR’s September 2021 notice by the December 27, 2021 deadline set by WDNR and submitted a Land Applied Biosolids Interim Site Status Update Report to WDNR on October 25, 2022. Tyco Fire Products and Johnson Controls, Inc. believe that they have complied with all applicable environmental laws and regulations. The Company cannot predict what regulatory or enforcement actions, if any, might result from the WDNR’s actions, or the consequences of any such actions.

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR's requests. The lawsuit is presently at the beginning stages of litigation. Tyco Fire Products and Johnson Controls, Inc. each filed Answers to the Complaint on April 4, 2022 and the parties are proceeding with initial fact discovery. The Company is vigorously defending this civil enforcement action and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

In October 2022, the Town of Peshtigo filed a tort action in Wisconsin state court against Tyco Fire Products, Johnson Controls Inc., Chemguard, Inc., and ChemDesign, Inc. relating to environmental matters at the FTC (Town of Peshtigo v. Tyco Fire Products L.P. et al., Case No. 2022CV000234 (filed October 18, 2022 in Circuit Court in Marinette County, Wisconsin)). The town alleges that use of AFFF products at the FTC caused contamination of water supplies in Peshtigo. The town seeks monetary penalties and an injunction ordering abatement of PFAS contamination in Peshtigo. The lawsuit is presently at the beginning stages of litigation. The Company was served with the operative complaint on October 21, 2022. The Company plans to vigorously defend against this case and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 33 pending putative class actions in federal courts originating from Colorado, Florida, Massachusetts, New York, Pennsylvania, Washington, New Hampshire, South Carolina, the District of Columbia, Guam, West Virginia, Michigan, Texas and South Dakota. All of these cases except one have been direct-filed in or transferred to the MDL, and the remaining action was recently removed to federal court and will be tagged for transfer to the MDL shortly.

AFFF Individual or Mass Actions

There are more than 2,900 individual or “mass” actions pending that were filed in state or federal court in various states including California, Colorado, New York, Pennsylvania, New Mexico, Missouri, Arizona, Texas, and South Carolina against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 2,900 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois, and Texas.

Tyco and Chemguard are also periodically notified by other individuals that they may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 250 cases in federal and state courts involving municipal or water provider plaintiffs in various states including Alaska, Alabama, Arizona, California, Colorado, Connecticut, Florida, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, Washington, West Virginia, Wisconsin, the District of Columbia, and several municipalities or water providers from various states who direct-filed complaints in South Carolina. The vast majority of these cases have been transferred to or directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells, allegedly requiring remediation of public property.

Tyco and Chemguard are also periodically notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

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

In August 2020, the Attorney General of the State of Michigan filed two substantially similar lawsuits—one in federal court and one in state court—against a number of manufacturers, including affiliates of the Company, with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various locations within the State. The federal action has been transferred to the MDL, and the state court action has been removed to federal court and transferred to the MDL.

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

In early November 2021, the Attorney General of the State of North Carolina filed four individual lawsuits in the superior courts of the State of North Carolina against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land, natural resources, and property allegedly resulting from the use of firefighting foams at four separate locations throughout the State. These four cases have been removed to federal court and transferred to the MDL. In October 2022, the Attorney General filed two similar lawsuits in the superior courts of the State of North Carolina regarding alleged PFAS damages at two additional locations. It is anticipated that these two cases will be removed to federal court and transferred to the MDL.

In February 2022, the Attorney General of the State of Colorado filed a lawsuit in Colorado state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State's land and natural resources, public health, and State property allegedly resulting from the use of firefighting foams at various locations throughout the State. This complaint has been removed to federal court and transferred to the MDL.

In April 2022, the Attorney General of the State of Florida filed a lawsuit in Florida state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage to the State's natural resources and public health allegedly resulting from the use of firefighting foams at various locations throughout the State. It is anticipated that this complaint will be removed to federal court and transferred to the MDL.

In May 2022, the Attorney General of the Commonwealth of Massachusetts filed a lawsuit against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State's natural resources, property, residents, and consumers allegedly resulting from the use of firefighting foams at various locations throughout the State. This complaint was direct-filed in the MDL in South Carolina.

In July 2022, the Attorney General of the State of Wisconsin filed a lawsuit in Wisconsin state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage to the State's natural resources and public health allegedly resulting, in part, from the use of firefighting foams at various locations throughout the State. This complaint has been removed to federal court and tagged for transfer to the MDL. The Attorney General has opposed transfer, and the parties are awaiting a decision from the JPML.

In November 2022, the Attorney General of the State of California filed a lawsuit in California state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land and natural resources allegedly resulting from the manufacture, use, marketing, or sale of PFAS-containing products, including firefighting foams, at various locations throughout the State. It is anticipated that this case will be removed to federal court and transferred to the MDL.

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

In October 2022, the Red Cliff Band of Lake Superior Chippewa Indians (a federally recognized tribe) filed a lawsuit in the United States District Court for the Western District of Wisconsin against a number of manufacturers, including affiliates of the Company, with respect to PFAS contamination allegedly resulting from the use and disposal of AFFF at Duluth Air National Guard Base in Duluth, Minnesota. This complaint has been transferred to the MDL.

The Company is vigorously defending the above matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The government contractor defense is a form of immunity available to government contractors that produced products for the United States government pursuant to the government’s specifications. In September 2022, the AFFF MDL Court declined to grant summary judgment on the government contractor defense, ruling that various factual issues relevant to the defense must be decided by a jury rather than the Court. Tyco and Chemguard have insurance that has been in place for many years and the Company is pursuing this coverage for these matters. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2022	2021

Other current liabilities	$58	$58
Other noncurrent liabilities	380	400
Total asbestos-related liabilities	438	458
Other current assets	37	13
Other noncurrent assets	263	365
Total asbestos-related assets	300	378
Net asbestos-related liabilities	$138	$80

The following table presents the components of asbestos-related assets (in millions):

	September 30,
	2022	2021

Restricted
Cash	$6	$6
Investments	239	314
Total restricted assets	245	320
Insurance recoveries for asbestos-related liabilities	55	58
Total asbestos-related assets	$300	$378

The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068 (which is the Company's reasonable best estimate of the actuarially determined time period through which asbestos-related claims will be paid by Company affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be paid through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

The following table presents the location and amount of insurable liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2022	2021

Other current liabilities	$89	$77
Accrued compensation and benefits	22	22
Other noncurrent liabilities	230	226
Total insurable liabilities	$341	$325

The following table presents the location and amount of insurable receivables in the Company's consolidated statements of financial position (in millions):

	September 30,
	2022	2021

Other current assets	$10	$5
Other noncurrent assets	20	15
Total insurable receivables	$30	$20

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

22.    SUBSEQUENT EVENTS

In October 2022, the Company acquired Rescue Air Systems, a leading provider of firefighter air replenishment systems, for $100 million to enhance its Fire Suppression portfolio.

In October 2022, the Company repaid a €200 million ($196 million as of September 30, 2022) term loan with an interest rate of EURIBOR plus 0.5% and entered into a €150 million term loan with an interest rate of EURIBOR plus 0.7% which is due in April 2024.

In October 2022, a third party warehouse in Menominee, Michigan, at which the Company stores certain Global Products inventory related to its fire suppression business, was severely damaged by a fire. The fire originated at an adjacent location not owned or operated by the Company. The Company is evaluating the losses incurred, including inventory and other assets that were damaged or destroyed, as well as expected lost revenues and profits due to the business interruption. The Company believes losses will be at least partially covered by insurance and also plans to seek recovery from the responsible parties. The Company expects the majority of the financial impact will be recognized in the first quarter of fiscal 2023. Based on the current evaluation, the Company believes the warehouse fire will not have a material impact on fiscal 2023 financial results, financial position or cash flows.

JOHNSON CONTROLS INTERNATIONAL PLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Year Ended September 30,
	2022	2021	2020

Accounts Receivable - Allowance for Expected Credit Losses (1)
Balance at beginning of period	$110	$173	$173
Provision (income) charged to costs and expenses	(2)	(3)	20
Accounts charged off, net of recoveries	(38)	(65)	(21)
Currency translation	(3)	1	1
Other	(5)	4	—
Balance at end of period	$62	$110	$173

Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$5,853	$5,518	$5,068
Allowance provision for new operating and other loss carryforwards	326	505	624
Allowance held for sale	(8)	—	—
Allowance benefits	(204)	(170)	(174)
Balance at end of period	$5,967	$5,853	$5,518

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2022, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2022 as stated in its report which is included in Item 8 of this Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2022) for its annual meeting to be held on March 8, 2023, are incorporated by reference in this Form 10-K.

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of shareholders to be held on March 8, 2023 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, and “Committees of the Board - Audit Committee” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

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

On March 10, 2021, the shareholders of the Company approved the Johnson Controls International plc 2021 Equity and Incentive Plan, which terminated the Johnson Controls International plc 2012 Share and Incentive Plan, as amended in September 2016 (collectively, the "Plans"). Both Plans authorize stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards.

The following table provides information about the Company's equity compensation plans as of September 30, 2022:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	5,683,847	$42.46	53,652,821
Equity compensation plans not approved by shareholders	—	—	—
Total	5,683,847	$42.46	53,652,821

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

2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed September 9, 2016)

2.2
Agreement and Plan of Merger by and among Johnson Controls, Inc., Johnson Controls International plc (formerly Tyco International plc) and Jagara Merger Sub LLC, dated as of January 24, 2016 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed January 27, 2016)

2.3
Merger Agreement, dated as of May 30, 2014, between Tyco International Ltd., and Johnson Controls International plc (formerly Tyco International plc) (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 4, 2014)

3.1
Memorandum and Articles of Association of Johnson Controls International plc, as amended by special resolutions dated September 8, 2014, August 17, 2016 and March 7, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)

4.1
Indenture, dated December 28, 2016, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.2
First Supplemental Indenture, dated December 28, 2016, between Johnson Controls International plc, and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent for the New Euro Notes attaching forms of 2.355% Senior Notes due 2017 (retired; no longer outstanding), 7.125% Senior Notes due 2017 (retired; no longer outstanding), 1.400% Senior Notes due 2017 (retired, no longer outstanding), 3.750% Notes due 2018 (retired; no longer outstanding), 5.000% Senior Notes due 2020 (retired; no longer outstanding), 4.25% Senior Notes due 2021 (retired; no longer outstanding), 3.750% Senior Notes due 2021 (retired; no longer outstanding), 3.625% Senior Notes due 2024, 6.000% Notes due 2036, 5.70% Senior Notes due 2041, 5.250% Senior Notes due 2041, 4.625% Senior Notes due 2044, 6.950% Debentures due December 1, 2045, 4.950% Senior Notes due 2064, 4.625% Notes due 2023, 1.375% Notes due 2025, 3.900% Notes due 2026, and 5.125% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.3
Second Supplemental Indenture, dated February 7, 2017, between Johnson Controls International plc and U.S. Bank National Association, as trustee, attaching form of 4.500% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2017)

4.4
Third Supplemental Indenture, dated March 15, 2017, among Johnson Controls International plc, U.S. Bank National Association, as trustee and Elavon Financial Services DAC, UK Branch, as paying agent, attaching form of 1.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 15, 2017)

4.5
Fifth Supplemental Indenture, dated September 11, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 11, 2020)

4.6
Sixth Supplemental Indenture, dated September 15, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent, attaching forms of the 0.375% Senior Notes due 2027 and the 1.000% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 15, 2020)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

4.7
Seventh Supplemental Indenture, dated September 16, 2021, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 2.000% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 16, 2021)

4.8
Eighth Supplemental Indenture, dated as of September 7, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent attaching form of the 3.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 7, 2022)

4.9
Ninth Supplemental Indenture, dated as of September 14, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the 4.900% Senior Notes due 2032). (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 14, 2022)

4.10	Description of the Ordinary Shares of Johnson Controls International plc (filed herewith)

4.11	Description of the Johnson Controls International plc Notes (filed herewith)

4.12	Description of the Johnson Controls International plc and Tyco Fire & Security Finance S.C.A. Notes (filed herewith)

4.13	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.14	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

10.1
Credit Agreement, dated as of December 5, 2019, among Johnson Controls International plc, certain of its subsidiaries party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed December 6, 2019)

10.2
Amendment to Credit Agreement, dated as of December 2, 2021, by and between Johnson Controls International plc, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed February 2, 2022)

10.3
Amendment to Credit Agreement, dated as of May 25, 2021, by and between Johnson Controls International plc, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed February 2, 2022)

10.4
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.5
Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.6
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

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

10.12	Johnson Controls International plc 2007 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)**

10.13	Johnson Controls International plc 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)**

10.14	Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Annex B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2021) **

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

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

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

10.30
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on for the year ended September 27, 2013 filed on November 14, 2013) (Commission File No. 1-13836)**

10.31
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097)**

10.32
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.33
Restrictive covenants applicable to equity award agreements beginning December 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on January 31, 2020)**

10.34
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on January 29, 2021)**

10.35
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.36
Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.37	Form of terms and conditions for Restricted Stock / Unit Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan applicable to Ms. Schlitz (filed herewith)**

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

22.1	Co-Issuer of Debt Securities (filed herewith)

23.1	Consent of Independent Public Accounting Firm (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements (filed herewith)

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls International plc and its subsidiaries on a consolidated basis. Johnson Controls International plc agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer

Date:	November 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 15, 2022, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ George R. Oliver George R. Oliver Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Olivier Leonetti Olivier Leonetti Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel C. McConeghy Daniel C. McConeghy Vice President and Chief Accounting and Tax Officer (Principal Accounting Officer)	/s/ Jean Blackwell Jean Blackwell Director

/s/ Pierre Cohade Pierre Cohade Director	/s/ Michael E. Daniels Michael E. Daniels Director

/s/ W. Roy Dunbar W. Roy Dunbar Director	/s/ Gretchen R. Haggerty Gretchen R. Haggerty Director

/s/ Simone Menne Simone Menne Director	/s/ Jürgen Tinggren Jürgen Tinggren Director

/s/ Mark P. Vergnano Mark P. Vergnano Director	/s/ R. David Yost R. David Yost Director

/s/ John D. Young John D. Young Director