Form 10-Q
period 2022-12-31
Johnson Controls International plc
filed 2023-02-01
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2022
Ordinary Shares, $0.01 par value per share	687,231,016

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2022	2021
Net sales
Products and systems	$4,556	$4,420
Services	1,512	1,442
	6,068	5,862
Cost of sales
Products and systems	3,113	3,153
Services	864	818
	3,977	3,971

Gross profit	2,091	1,891

Selling, general and administrative expenses	(1,571)	(1,369)
Restructuring and impairment costs	(345)	(49)
Net financing charges	(67)	(53)
Equity income	62	70

Income before income taxes	170	490

Income tax provision	14	71

Net income	156	419

Income attributable to noncontrolling interests	38	38

Net income attributable to Johnson Controls	$118	$381

Earnings per share attributable to Johnson Controls
Basic	$0.17	$0.54
Diluted	$0.17	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended December 31,
	2022	2021

Net income	$156	$419

Other comprehensive income, net of tax:
Foreign currency translation adjustments	90	86
Realized and unrealized gains (losses) on derivatives	(17)	7
Pension and postretirement plans	(1)	(1)

Other comprehensive income	72	92

Total comprehensive income	228	511

Comprehensive income attributable to noncontrolling interests:
Net income	38	38

Other comprehensive income, net of tax:
Foreign currency translation adjustments	31	2
Realized and unrealized gains (losses) on derivatives	(6)	3
Other comprehensive income	25	5
Comprehensive income attributable to noncontrolling interests	63	43

Comprehensive income attributable to Johnson Controls	$165	$468

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	December 31, 2022	September 30, 2022
Assets

Cash and cash equivalents	$1,509	$2,031
Accounts receivable, less allowance for expected credit losses of $74 and $62, respectively	5,722	5,528
Inventories	2,895	2,510
Current assets held for sale	418	387
Other current assets	1,293	1,229
Current assets	11,837	11,685

Property, plant and equipment - net	3,098	3,042
Goodwill	17,684	17,328
Other intangible assets - net	4,673	4,641
Investments in partially-owned affiliates	1,053	963
Noncurrent assets held for sale	588	751
Other noncurrent assets	3,864	3,748
Total assets	$42,797	$42,158

Liabilities and Equity

Short-term debt	$1,026	$669
Current portion of long-term debt	937	865
Accounts payable	4,138	4,241
Accrued compensation and benefits	912	978
Deferred revenue	1,774	1,768
Current liabilities held for sale	310	236
Other current liabilities	2,466	2,482
Current liabilities	11,563	11,239

Long-term debt	7,784	7,426
Pension and postretirement benefits	354	358
Noncurrent liabilities held for sale	62	62
Other noncurrent liabilities	5,791	5,671
Long-term liabilities	13,991	13,517

Commitments and contingencies (Note 21)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,233)	(1,203)
Capital in excess of par value	17,262	17,224
Retained earnings	874	1,151
Accumulated other comprehensive loss	(864)	(911)
Shareholders’ equity attributable to Johnson Controls	16,046	16,268
Noncontrolling interests	1,197	1,134
Total equity	17,243	17,402
Total liabilities and equity	$42,797	$42,158

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2022	2021
Operating Activities of Continuing Operations
Net income attributable to Johnson Controls	$118	$381
Income attributable to noncontrolling interests	38	38
Net income	156	419
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	203	224
Pension and postretirement benefit income	(6)	(82)
Pension and postretirement contributions	(9)	(41)
Equity in earnings of partially-owned affiliates, net of dividends received	(56)	(18)
Deferred income taxes	(92)	(32)
Noncash restructuring and impairment charges	294	—
Equity-based compensation	30	29
Other - net	(27)	(28)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(88)	(75)
Inventories	(348)	(376)
Other assets	(68)	(63)
Restructuring reserves	14	19
Accounts payable and accrued liabilities	(338)	333
Accrued income taxes	39	83
Cash provided (used) by operating activities from continuing operations	(296)	392

Investing Activities of Continuing Operations
Capital expenditures	(134)	(135)
Sale of property, plant and equipment	27	7
Acquisition of businesses, net of cash acquired	(79)	(108)
Business divestitures, net of cash divested	—	16
Changes in long-term investments	(3)	2
Cash used by investing activities from continuing operations	(189)	(218)

Financing Activities of Continuing Operations
Increase in short-term debt - net	267	394
Increase in long-term debt	154	—
Stock repurchases and retirements	(154)	(526)
Payment of cash dividends	(241)	(191)
Employee equity-based compensation withholding taxes	(30)	(47)
Other - net	13	13
Cash provided (used) by financing activities from continuing operations	9	(357)

Discontinued Operations
Cash used by operating activities	—	(4)
Cash used by discontinued operations	—	(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	67
Decrease in cash, cash equivalents and restricted cash	(490)	(120)
Cash, cash equivalents and restricted cash at beginning of period	2,066	1,342
Cash, cash equivalents and restricted cash at end of period	1,576	1,222
Less: Restricted cash	67	15
Cash and cash equivalents at end of period	$1,509	$1,207

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2022	2021
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,268	$17,562

Ordinary Shares
Beginning balance	7	7
Ending balance	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,203)	(1,152)
Employee equity-based compensation withholding taxes	(30)	(47)
Ending balance	(1,233)	(1,199)

Capital in Excess of Par Value
Beginning balance	17,224	17,116
Share-based compensation expense	19	—
Other, including options exercised	19	34
Ending balance	17,262	17,150

Retained Earnings
Beginning balance	1,151	2,025
Net income attributable to Johnson Controls	118	381
Cash dividends declared	(241)	(242)
Repurchases and retirements of ordinary shares	(154)	(526)
Ending balance	874	1,638

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(911)	(434)
Other comprehensive income	47	87
Ending balance	(864)	(347)
Ending Balance	16,046	17,249

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,134	1,191
Comprehensive income attributable to noncontrolling interests	63	43
Change in noncontrolling interest share	—	7
Ending Balance	1,197	1,241

Total Shareholders' Equity	$17,243	$18,490
Cash Dividends Declared per Ordinary Share	$0.35	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2022
(unaudited)

1.Basis of Presentation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company," or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 15, 2022. The results of operations for the three month period ended December 31, 2022 are not necessarily indicative of results for the Company’s 2023 fiscal year because of seasonal and other factors.

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

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including residential and commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its OpenBlue software platform and capabilities. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

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

The Company consolidates variable interest entities ("VIE") when it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant. The Company did not have any material consolidated or nonconsolidated VIE's for the presented reporting periods.

Restricted Cash

Restricted cash relates to amounts restricted for payment of asbestos liabilities and certain litigation and environmental matters. Restricted cash is recorded within other current assets in the consolidated statements of financial position and totaled $67 million and $35 million at December 31, 2022 and September 30, 2022, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2022
(unaudited)
2.      New Accounting Standards

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

3.Acquisitions and Divestitures

During the first quarter of fiscal 2023, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $105 million, of which $79 million was paid as of December 31, 2022. In connection with the acquisitions, the Company recorded goodwill of $53 million within the Global Products segment and $2 million within the Building Solutions EMEA/LA segment.

The Company completed no divestitures during the first quarter of fiscal 2023.

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
Acquisitions and divestitures were not material individually or in the aggregate in the first quarter of fiscal 2023 or 2022.

4.     Assets and Liabilities Held for Sale

During fiscal 2022, the Company determined that its Global Retail business within its Building Solutions North America, Building Solutions Asia Pacific and Building Solutions EMEA/LA segments and a business within the Building Solutions Asia Pacific segment both met the criteria to be classified as held for sale. The assets and liabilities of both businesses are presented as held for sale in the consolidated statements of financial position as of December 31, 2022 and September 30, 2022. Assets and liabilities held for sale are recorded at the lower of carrying value or fair value, less costs to sell in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets". The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of ASC 360-10, are tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less cost to sell.

During the three months ended December 31, 2022, the Company recorded impairment charges primarily due to reductions in the estimated fair values for the Global Retail business of $228 million and for the business in the Building Solutions Asia Pacific of $60 million. All of the impairments were recorded within restructuring and impairment costs in the consolidated statements of income.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2022
(unaudited)
The divestiture of the businesses held for sale could result in a gain or loss on sale to the extent the ultimate selling prices differ from the current carrying value of the net assets recorded, which could be material. The businesses did not meet the criteria to be classified as discontinued operations as neither divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results. Both divestitures are expected to be finalized in fiscal 2023.

The following table summarizes the carrying value of the Global Retail assets and liabilities held for sale (in millions):

	December 31, 2022	September 30, 2022

Accounts receivable - net	$220	$199
Inventories	157	155
Other current assets	28	21
Current assets held for sale	$405	$375

Property, plant and equipment - net	$191	$89
Goodwill	—	22
Other intangible assets - net	322	514
Other noncurrent assets	72	72
Noncurrent assets held for sale	$585	$697

Accounts payable	$129	$127
Accrued compensation and benefits	16	25
Deferred revenue	38	36
Other current liabilities	116	33
Current liabilities held for sale	$299	$221

Other noncurrent liabilities	$61	$61
Noncurrent liabilities held for sale	$61	$61

5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended December 31,
	2022			2021
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,451	$916	$2,367	$1,299	$853	$2,152
Building Solutions EMEA/LA	552	423	975	544	415	959
Building Solutions Asia Pacific	473	173	646	501	174	675
Global Products	2,080	—	2,080	2,076	—	2,076

Total	$4,556	$1,512	$6,068	$4,420	$1,442	$5,862

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2022
(unaudited)
The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended December 31,
	2022	2021
HVAC	$1,440	$1,483
Fire & Security	570	544
Industrial Refrigeration	70	49
Total	$2,080	$2,076

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	December 31, 2022	September 30, 2022
Contract assets - current	Accounts receivable - net	$2,019	$2,020
Contract assets - noncurrent	Other noncurrent assets	83	79
Contract liabilities - current	Deferred revenue	(1,774)	(1,768)
Contract liabilities - noncurrent	Other noncurrent liabilities	(293)	(282)

For the three months ended December 31, 2022 and 2021, the Company recognized revenue of $846 million and $751 million, respectively, that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $18.4 billion, of which approximately 65% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2022
(unaudited)
Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and design costs that relate to a contract or an anticipated contract that we expect to recover. Costs to obtain or fulfill a contract are capitalized and amortized over the period of contract performance.

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	December 31, 2022	September 30, 2022
Other current assets	$148	$139
Other noncurrent assets	191	174
Total	$339	$313

For the three months ended December 31, 2022 and 2021, the Company recognized amortization expense of $61 million, and $50 million related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three months ended December 31, 2022 and 2021.

6.    Accounts Receivable

The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. For the majority of these agreements, for ease of administration, the Company collects customer payments related to the factored receivables on behalf of the financial institutions but otherwise maintains no continuing involvement with respect to the factored receivables. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. The Company sold $409 million and $134 million of accounts receivable under these factoring agreements during the three months ended December 31, 2022 and 2021, respectively. The cost of factoring such receivables was not material. Previously sold receivables still outstanding were $384 million and $476 million as of December 31, 2022 and September 30, 2022, respectively.

7.     Inventories

Inventories consisted of the following (in millions):

	December 31, 2022	September 30, 2022

Raw materials and supplies	$1,162	$1,009
Work-in-process	215	196
Finished goods	1,518	1,305
Inventories	$2,895	$2,510

8.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	Three Months Ended December 31, 2022
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$9,630	$1,772	$1,116	$5,591	18,109
Accumulated impairment loss	(659)	(47)	—	(75)	(781)
Balance at beginning of period	8,971	1,725	1,116	5,516	17,328
Acquisitions	—	2	—	53	55
Foreign currency translation and other	8	139	62	92	301
Balance at end of period	$8,979	$1,866	$1,178	$5,661	$17,684

The Company tests goodwill for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the three months ended December 31, 2022. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	December 31, 2022			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,415	$(699)	$716	$1,353	$(658)	$695
Customer relationships	2,793	(1,330)	1,463	2,742	(1,254)	1,488
Miscellaneous	780	(407)	373	756	(386)	370
	4,988	(2,436)	2,552	4,851	(2,298)	2,553
Indefinite-lived intangible assets
Trademarks/trade names	2,121	—	2,121	2,088	—	2,088
	2,121	—	2,121	2,088	—	2,088
Total intangible assets	$7,109	$(2,436)	$4,673	$6,939	$(2,298)	$4,641

Amortization of other intangible assets included within continuing operations for the three-month periods ended December 31, 2022 and 2021 was $104 million and $118 million, respectively.

The Company tests indefinite-lived intangible assets for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the three months ended December 31, 2022. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

9.    Leases

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	December 31, 2022	September 30, 2022
Operating lease right-of-use assets	Other noncurrent assets	$1,311	$1,271
Operating lease liabilities - current	Other current liabilities	290	280
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,018	987

The following table presents supplemental noncash operating lease activity, excluding leases acquired in business combinations (in millions):

	Three Months Ended December 31,
	2022	2021
Right-of-use assets obtained in exchange for operating lease liabilities	$110	$55

10.    Debt and Financing Arrangements

As of December 31, 2022, the Company had a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in November 2023. As of December 31, 2022, there were no draws on the facilities.

In October 2022, the Company repaid a €200 million ($196 million as of September 30, 2022) term loan with an interest rate of EURIBOR plus 0.5% and entered into a €150 million ($161 million as of December 31, 2022) term loan with an interest rate of EURIBOR plus 0.7% which is due in April 2024.

The Company had $715 million and $172 million of commercial paper outstanding as of December 31, 2022 and September 30, 2022, respectively.

Net Financing Charges

Net financing charges consisted of the following (in millions):

	Three Months Ended December 31,
	2022	2021

Interest expense, net of capitalized interest costs	$69	$55
Other financing charges	10	5
Interest income	(4)	(2)
Net foreign exchange results for financing activities	(8)	(5)
Net financing charges	$67	$53

11.    Derivative Instruments and Hedging Activities

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities and interest rates. Under Company policy, the use of derivatives is restricted to those intended for hedging purposes; the use of any derivative instrument for speculative purposes is strictly prohibited. A description of each type of derivative utilized by the Company to manage risk is included in the following paragraphs. In addition, refer to Note 12, "Fair Value Measurements," of the notes to the consolidated financial statements for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three months ended December 31, 2022 and 2021.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	December 31, 2022	September 30, 2022

Copper	4,218	3,629
Aluminum	10,362	6,758

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in AOCI attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company's net investments globally.

The following table summarizes net investment hedges (in billions):

	December 31,	September 30,
	2022	2022
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30

Derivatives Not Designated as Hedging Instruments

The Company holds certain foreign currency forward contracts not designated as hedging instruments under ASC 815 to hedge foreign currency exposure resulting from monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of these foreign currency forward exchange derivatives are recorded in the consolidated statements of income where they offset foreign currency transactional gains and losses on the nonfunctional currency denominated assets and liabilities being hedged.

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	December 31,	September 30,	December 31,	September 30,
	2022	2022	2022	2022
Other current assets
Foreign currency exchange derivatives	$26	$30	$—	$24
Commodity derivatives	2	—	—	—
Total assets	$28	$30	$—	$24

Other current liabilities
Foreign currency exchange derivatives	$50	$24	$14	$27
Commodity derivatives	2	10	—	—
Long-term debt
Foreign currency denominated debt	3,346	3,077	—	—
Total liabilities	$3,398	$3,111	$14	$27

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	December 31,	September 30,	December 31,	September 30,
	2022	2022	2022	2022
Gross amount recognized	$28	$54	$3,412	$3,138
Gross amount eligible for offsetting	(17)	(42)	(17)	(42)
Net amount	$11	$12	$3,395	$3,096
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended December 31,
	2022	2021
Foreign currency exchange derivatives	$(21)	$13
Commodity derivatives	4	(2)
Total	$(17)	$11

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2022	2021
Foreign currency exchange derivatives	Cost of sales	$9	$5
Commodity derivatives	Cost of sales	(6)	(4)
Interest rate swaps	Net financing charges	—	(1)
Total		$3	$—

The following table presents the location and amount of pre-tax gains on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain Recognized in Income on Derivative	Three Months Ended December 31,
		2022	2021
Foreign currency exchange derivatives	Cost of sales	$2	$10
Foreign currency exchange derivatives	Net financing charges	79	87
Equity swap	Selling, general and administrative	—	5
Total		$81	$102

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $(269) and $73 million for the three months ended December 31, 2022 and 2021, respectively. No gains or losses were reclassified from CTA into income during the three months ended December 31, 2022 and 2021.

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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$26	$—	$26	$—
Exchange traded funds (fixed income)[1]	23	23	—	—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	49	49	—	—
Exchange traded funds (fixed income)[1]	82	82	—	—
Exchange traded funds (equity)[1]	139	139	—	—
Total assets	$321	$293	$28	$—
Other current liabilities
Foreign currency exchange derivatives	$64	$—	$64	$—
Commodity derivatives	2	—	2	—
Contingent earn-out liabilities	49	—	—	49
Other noncurrent liabilities
Contingent earn-out liabilities	34	—	—	34
Total liabilities	$149	$—	$66	$83

	Fair Value Measurements Using:
	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$54	$—	$54	$—
Exchange traded funds (fixed income)[1]	22	22	—	—
Other noncurrent assets
Deferred compensation plan assets	46	46	—	—
Exchange traded funds (fixed income)[1]	86	86	—	—
Exchange traded funds (equity)[1]	131	131	—	—
Total assets	$339	$285	$54	$—
Other current liabilities
Foreign currency exchange derivatives	$51	$—	$51	$—
Commodity derivatives	10	—	10	—
Contingent earn-out liabilities	30	—	—	30
Other noncurrent liabilities
Contingent earn-out liabilities	30	—	—	30
Total liabilities	$121	$—	$61	$60

1 Classified as restricted investments for payment of asbestos liabilities. See Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2022	$60
Acquisitions	25
Payments	(3)
Currency translation	1
Balance at December 31, 2022	$83

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

Investments in exchange traded funds: Investments in exchange traded funds are valued using a market approach based on quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further information.

Contingent earn-out liabilities: The contingent earn-out liabilities were established using a Monte Carlo simulation based on the forecasted operating results and the earn-out formula specified in the purchase agreements.

The following table presents the portion of unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at December 31, 2022 and 2021 (in millions):

	Three Months Ended December 31,
	2022	2021
Deferred compensation plan assets	$3	$3
Investments in exchange traded funds	11	14

All of the gains on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At December 31, 2022, the fair value of long-term debt was $7.9 billion, including public debt of $7.5 billion and other long-term debt of $0.4 billion. At September 30, 2022, the fair value of long-term debt was $7.3 billion, including public debt of $7.1 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

13.    Stock-Based Compensation

On March 10, 2021, the shareholders of the Company approved the Johnson Controls International plc 2021 Equity and Incentive Plan (the "Plan"). The Plan authorizes stock options, stock appreciation rights, restricted (non-vested) stock/units, performance share units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter.

A summary of the stock-based awards granted is presented below:

	Three Months Ended December 31,
	2022		2021
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value

Restricted stock/units	1,614,493	$66.73	1,170,634	$79.54
Performance shares	339,191	79.54	438,476	84.27
Stock options	570,140	18.21	548,398	18.59

Performance Share Awards

The following table summarizes the assumptions used in determining the fair value of performance share units granted:

	Three Months Ended December 31,
	2022	2021
Risk-free interest rate	4.04%	0.99%
Expected volatility of the Company’s stock	33.5%	30.0%

Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Three Months Ended December 31,
	2022	2021
Expected life of option (years)	5.8	6.0
Risk-free interest rate	3.59%	1.35%
Expected volatility of the Company’s stock	29.4%	27.8%
Expected dividend yield on the Company’s stock	2.10%	1.71%

14. Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2022	2021
Income Available to Ordinary Shareholders
Basic and diluted income available to shareholders	$118	$381

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	687.0	704.3
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3.3	5.2
Diluted weighted average shares outstanding	690.3	709.5

Antidilutive Securities
Stock options and unvested restricted stock	0.3	—

15.    Equity

Share repurchase program

For the three months ended December 31, 2022 and 2021, the Company repurchased and immediately retired $154 million and $526 million of its ordinary shares, respectively. As of December 31, 2022, approximately $3.5 billion remains available under the Company's share repurchase program, which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended December 31,
	2022	2021

Foreign currency translation adjustments
Balance at beginning of period	$(901)	$(421)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	59	84
Balance at end of period	(842)	(337)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(11)	(17)
Current period changes in fair value (net of tax effect of $(2) and $3)	(9)	4
Reclassification to income (net of tax effect of $(1) and $0) *	(2)	—
Balance at end of period	(22)	(13)

Pension and postretirement plans
Balance at beginning of period	1	4
Reclassification to income (net of tax effect of $0 and $0)	(1)	(1)
Balance at end of period	—	3

Accumulated other comprehensive loss, end of period	$(864)	$(347)

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

16.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit costs from continuing operations associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended December 31,
	2022	2021

Interest cost	$21	$10
Expected return on plan assets	(34)	(41)
Net actuarial loss (gain)	8	(42)
Settlement gain	—	(1)
Net periodic benefit credit	$(5)	$(74)

	Non-U.S. Pension Plans
	Three Months Ended December 31,
	2022	2021

Service cost	$3	$6
Interest cost	16	10
Expected return on plan assets	(18)	(21)
Net periodic benefit cost (credit)	$1	$(5)

	Postretirement Benefits
	Three Months Ended December 31,
	2022	2021

Interest cost	$1	$—
Expected return on plan assets	(2)	(2)
Amortization of prior service credit	(1)	(1)
Net periodic benefit credit	$(2)	$(3)

During the three months ended December 31, 2022, the amount of cumulative fiscal 2023 lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial losses of $8 million, primarily due to decreases in discount rates, partially offset by favorable plan asset performance.

During the three months ended December 31, 2021, the amount of cumulative fiscal 2022 lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial gains of $42 million, primarily due to favorable plan asset performance.

17.    Significant Restructuring and Impairment Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to various restructuring activities as necessary. Restructuring activities generally result in charges for workforce reductions, plant closures, asset impairments and other related costs which are reported as restructuring and impairment costs in the Company’s consolidated statements of income. The other related costs consist primarily of consulting costs incurred as a direct result of the restructuring activities. The Company expects the restructuring activities to reduce cost of sales and SG&A due to reduced employee-related costs, depreciation and amortization expense.

During the three months ended December 31, 2022, the Company recorded $57 million of restructuring and impairment costs in the consolidated statements of income. These charges relate to restructuring plans within the segments and at Corporate to reduce and optimize our cost structure. Refer to Note 4, "Assets and Liabilities Held for Sale" of the notes to the consolidated financial statements for disclosure of other impairment costs.

In fiscal 2021, the Company committed to a significant multi-year restructuring plan ("2021 Plan"). The restructuring actions were substantially completed in fiscal 2022 and final payments, which are not material, will be made in fiscal 2023.

The following table summarizes restructuring and impairment costs (in millions):

Three Months Ended December 31, 2022

Building Solutions North America	$2
Building Solutions EMEA/LA	21
Building Solutions Asia Pacific	5
Global Products	23
Corporate	6
Total	$57

The following table summarizes changes in the restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position, for new restructuring actions taken in the three months ended December 31, 2022 (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$30	$6	$21	$57
Utilized—cash	(3)	—	(5)	(8)
Utilized—noncash	—	(6)	—	(6)
Balance at December 31, 2022	$27	$—	$16	$43

18.    Income Taxes

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2022, the Company's effective tax rate for continuing operations was 8.2% and was lower than the statutory tax rate of 12.5% primarily due to impairment and restructuring charges and the benefits of continuing global tax planning initiatives, partially offset by tax rate differentials. For the three months ended December 31, 2021, the Company's effective tax rate for continuing operations was 14.5% and was higher than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2022, the Company had gross tax-effected unrecognized tax benefits of $2,537 million, of which $1,973 million, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2022 was approximately $284 million (net of tax benefit). Interest accrued during the three months ended December 31, 2022 and 2021 was approximately $26 million (net of tax benefit) and approximately $17 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

It is reasonably possible that tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

The Company recorded restructuring and impairment costs of $345 million, which generated a $52 million tax benefit, during the three months ended December 31, 2022 and $49 million, which generated a $7 million tax benefit, during the three months ended December 31, 2021,

Tax expenses and benefits for the above transactions reflect the Company’s current tax positions in the impacted jurisdictions. Refer to Note 17, “Significant Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information.

Impacts of Tax Legislation

During the three months ended December 31, 2022 and 2021, tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

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

•Building Solutions EMEA/LA: Building Solutions EMEA/LA designs, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire detection and suppression systems, and provides technical services, including data-driven "smart building" solutions, to markets in Europe, the Middle East, Africa and Latin America.

•Building Solutions Asia Pacific: Building Solutions Asia Pacific designs, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security, integrated fire-detection and suppression systems, and provides technical services, including data-driven "smart building" solutions, in the Asia Pacific marketplace.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2022	2021

Building Solutions North America	$2,367	$2,152
Building Solutions EMEA/LA	975	959
Building Solutions Asia Pacific	646	675
Global Products	2,080	2,076
Total net sales	$6,068	$5,862

	Segment EBITA
	Three Months Ended December 31,
	2022	2021

Building Solutions North America	$267	$250
Building Solutions EMEA/LA	75	104
Building Solutions Asia Pacific	68	68
Global Products	382	301
Total segment EBITA	792	723

Corporate expenses	(109)	(70)
Amortization of intangible assets	(104)	(118)
Restructuring and impairment costs	(345)	(49)
Net mark-to-market adjustments	3	57
Net financing charges	(67)	(53)
Income from continuing operations before income taxes	$170	$490

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

The changes in the carrying amount of the Company’s total product warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2022	2021

Balance at beginning of period	$179	$192
Accruals for warranties issued during the period	29	22
Accruals from acquisition and divestitures	(1)	—
Settlements made (in cash or in kind) during the period	(29)	(29)
Currency translation	3	(1)
Balance at end of period	$181	$184

21.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2022	September 30, 2022

Other current liabilities	$48	$66
Other noncurrent liabilities	227	220
Total reserves for environmental liabilities	$275	$286

The Company periodically examines whether the contingent liabilities related to the environmental matters described below are probable and reasonably estimable based on experience and ongoing developments in those matters, including continued study and analysis of ongoing remediation obligations. During the three months ended September 30, 2022, with the assistance of independent environmental consultants and taking into consideration investigation and remediation actions previously completed, new information available to the Company during the fourth quarter of fiscal 2022 and ongoing discussions with the Wisconsin Department of Natural Resources ("WDNR"), the Company completed a comprehensive long-term analysis and cost assessment related to the Company’s ongoing environmental remediation obligations. As a result of this analysis, the Company increased its accrual for environmental liabilities by $228 million, which are recorded on an undiscounted basis. The Company expects that it will pay the amounts recorded over an estimated period of up to 20 years. The Company is not able to estimate a possible loss or range of loss, if any, in excess of the established accruals for environmental liabilities at this time.

A substantial portion of the increase to the Company's environmental reserves relates to ongoing long-term remediation efforts to address contamination relating to fire-fighting foams containing perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA"), and/or other per- and poly-fluoroalkyl substances ("PFAS") at or near the Tyco Fire Products L.P. (“Tyco Fire Products”) Fire Technology Center ("FTC") located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin, as well as the continued remediation of PFAS, arsenic and other contaminants at the Tyco Fire Products Stanton Street manufacturing facility also located in Marinette, Wisconsin (the “Stanton Street Facility”). The increase in reserves was recorded as a result of several events that occurred in the three months ended September 30, 2022, including the completion and testing of the Groundwater Extraction and Treatment System (“GETS”) at the FTC (as further discussed below), the completion of resident surveys in Peshtigo regarding long-term drinking water solutions, correspondence with regulators on planned remediation activities, finalization of cost estimates for system upgrades and related long-term run rate costs in response to new permit requirements at the Stanton Street Facility, and the development of additional information through ongoing investigation and analysis. These events allowed the Company to develop estimates of costs associated with the long-term remediation actions expected to be performed over an estimated period of up to 20 years, including the continued operation of the GETS, the implementation of long-term drinking water solutions, continued monitoring and testing of the wells, the operation and wind-down of other legacy remediation and treatment systems and the completion of ongoing investigation obligations.

The use of fire-fighting foams at the FTC was primarily for training and testing purposes to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports, or elsewhere. In May 2021, as part of Tyco Fire Products’ ongoing investigation and remediation program, the WDNR approved Tyco Fire Products’ proposed GETS, a permanent groundwater remediation system that will extract groundwater that contains PFAS, treat it using advanced filtration systems, and return the treated water to the environment. Tyco Fire Products has completed construction of the GETS, which is now in operation. Tyco Fire Products is also in the process of completing the removal and disposal of PFAS-affected soil from the FTC. In December 2022, Tyco Fire Products also began implementation of a long-term drinking water solution for some Peshtigo residents with the installation of the first deep aquifer private drinking wells.

Tyco Fire Products has been engaged in remediation activities at the Stanton Street Facility since 1990. Its corporate predecessor, Ansul Incorporated (“Ansul”), manufactured arsenic-based agricultural herbicides at the Stanton Street Facility, which resulted in significant arsenic contamination of soil and groundwater on the site and in parts of the adjoining Menominee River. In 2009, Ansul entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency (“EPA”) to address the presence of arsenic at the site. Under this agreement, Tyco Fire Products’ principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. In addition to ongoing remediation activities, the Company is also working with the WDNR to investigate and remediate the presence of PFAS at or near the Stanton Street Facility as part of the evaluation and remediation of PFAS in the Marinette region.

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $17 million at both December 31, 2022 and September 30, 2022.

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

In October 2022, the Town of Peshtigo filed a tort action in Wisconsin state court against Tyco Fire Products, Johnson Controls Inc., Chemguard, Inc., and ChemDesign, Inc. relating to environmental matters at the FTC (Town of Peshtigo v. Tyco Fire Products L.P. et al., Case No. 2022CV000234 (filed October 18, 2022 in Circuit Court in Marinette County, Wisconsin)). The Town alleges that use of AFFF products at the FTC caused contamination of water supplies in Peshtigo. The Town seeks monetary penalties and an injunction ordering abatement of PFAS contamination in Peshtigo. The case has been removed to federal court and transferred to a multi-district litigation ("MDL") before the United States District Court for the District of South Carolina. The Company plans to vigorously defend against this case and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

In November 2022, individuals filed six actions in Dane County, Wisconsin alleging personal injury and/or property damage against Tyco Fire Products, Johnson Controls Inc., Chemguard, Inc., and other unaffiliated defendants related to environmental matters at the FTC. Plaintiffs allege that use of AFFF products at the FTC and activities by third parties unrelated to the Company contaminated nearby drinking water sources, surface waters, and other natural resources and properties, including their personal properties. The individuals seek monetary damages for their personal injury and/or property damage. These lawsuits were removed to federal court on December 21, 2022, and were tagged to the MDL on December 22, 2022. The Plaintiffs have opposed removal and transfer to the MDL. These lawsuits are presently at the beginning stages of litigation. The Company is vigorously defending these cases and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

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

In September 2018, Tyco Fire Products and Chemguard filed a Petition for Multidistrict Litigation with the United States Judicial Panel on Multidistrict Litigation (“JPML”) seeking to consolidate all existing and future federal cases into one jurisdiction. On December 7, 2018, the JPML issued an order transferring various AFFF cases to the MDL. Additional cases have been identified for transfer to or are being directly filed in the MDL.

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 34 pending putative class actions in federal courts originating from 15 states and territories. All but one of these cases have been direct-filed in or transferred to the MDL and it is anticipated that the remaining case will be transferred to the MDL.

AFFF Individual or Mass Actions

There are more than 3,100 individual or “mass” actions pending that were filed in state or federal courts originating from 51 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 3,100 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona and Illinois.

Tyco and Chemguard are also periodically notified by other individuals that they may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 290 cases involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 27 states. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation. The MDL Court has set the first case for trial on June 4, 2023, (City of Stuart (Florida) v. 3M Co. et al.) and has ordered the parties to conduct mediation of the water provider cases pending in the MDL.

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

In November 2022, the Attorney General of the State of California filed a lawsuit in California state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land and natural resources allegedly resulting from the manufacture, use, marketing, or sale of PFAS-containing products, including firefighting foams, at various locations throughout the State. On December 20, 2022, the case was removed to federal court and tagged to the MDL. The Attorney General has opposed removal and transfer.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2022	September 30, 2022

Other current liabilities	$58	$58
Other noncurrent liabilities	375	380
Total asbestos-related liabilities	433	438
Other current assets	39	37
Other noncurrent assets	267	263
Total asbestos-related assets	306	300
Net asbestos-related liabilities	$127	$138

The following table presents the components of asbestos-related assets (in millions):

	December 31, 2022	September 30, 2022

Restricted
Cash	$8	$6
Investments	244	239
Total restricted assets	252	245
Insurance receivables for asbestos-related liabilities	54	55
Total asbestos-related assets	$306	$300

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

Self-Insured Liabilities

The Company records liabilities for its workers' compensation, product, general, and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company maintains captive insurance companies to manage its self-insured liabilities.

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2022	September 30, 2022

Other current liabilities	$112	$89
Accrued compensation and benefits	22	22
Other noncurrent liabilities	230	230
Total self-insured liabilities	$364	$341

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	December 31, 2022	September 30, 2022

Other current assets	$10	$10
Other noncurrent assets	20	20
Total insurance receivables	$30	$30

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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company’s ability to manage general economic, business and capital market conditions, including the impact of recessions and economic downturns; the ability to manage macroeconomic and geopolitical volatility, including global price inflation, shortages impacting the availability of raw materials and component products and the conflict between Russia and Ukraine; the ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable regulatory requirements; the strength of the U.S. or other economies; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status; changes to laws or policies governing foreign trade, including economic sanctions, tariffs or trade restrictions; maintaining and improving the capacity, reliability and security of the Company’s enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company’s digital platforms and services; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company’s ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the ability of the Company to drive organizational improvement; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2022 filed with the United States Securities and Exchange Commission ("SEC") on November 15, 2022, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including residential and commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its OpenBlue software platform and capabilities. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

The following information should be read in conjunction with the September 30, 2022 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 15, 2022. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

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

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. During the three months ended December 31, 2022, revenue and profits were adversely impacted due to the strengthening of the U.S. dollar against foreign currencies. The continued strength of the U.S. dollar could continue to adversely impact the Company's results.

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, safe, efficient and sustainable buildings. This demand is driven in part by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the U.S. Climate Smart Buildings Initiative, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by an increase in commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. The Company seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create smart, sustainable and healthy buildings. The Company is investing in new digital and product capabilities, including its OpenBlue platform, to enable it to deliver sustainable, high-efficiency products and tailored services to enable customers to achieve their sustainability goals. The Company is leveraging its install base, together with data-driven products and services to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

The Company has experienced, and expects to continue to experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, the conflict between Russia and Ukraine, government-mandated actions in response to COVID-19, particularly in China, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. However, the Company is beginning to observe improved margins as supply chain disruptions ease and higher priced backlog is converted to sales. Although the Company has experienced recent improvement in its supply chain, the Company could experience further disruptions, shortages and cost increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

During the second quarter of fiscal 2022, the Company suspended its operations in Russia in response to the conflict between Russia and Ukraine, with existing contractual obligations being fulfilled in a manner that fully complies with all sanctions and trade controls. The Company has subsequently reduced its business presence and operations in Russia. Although these actions have not had and are not expected to have a material impact on the Company’s operating results, the broader consequences of this conflict, including heightened supply chain disruption, inflation, economic instability and other factors have and could continue to adversely impact the Company’s results of operations.

Impact of COVID-19 Pandemic

The COVID-19 pandemic continues to impact aspects of the Company's operations and results. Recently, the Company’s facilities have generally operated at normal levels. As a result of the pandemic, the Company has seen an increase in demand for its products and solutions that promote building health and optimize customers’ infrastructure.

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

The extent to which the COVID-19 pandemic continues to impact the Company’s results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2022 filed with the United States Securities and Exchange Commission ("SEC") on November 15, 2022 for additional discussion of risks related to COVID-19.

Net Sales

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Net sales	$6,068	$5,862	4%

The increase in consolidated net sales for the three months ended December 31, 2022 was due to higher organic sales ($497 million) and incremental sales from acquisitions ($27 million), partially offset by the unfavorable impact of foreign currency translation ($300 million) and lower sales due to business divestitures ($18 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 9% as compared to the prior year, attributable to increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Cost of sales	$3,977	$3,971	—%
Gross profit	2,091	1,891	11%
% of sales	34.5%	32.3%

Cost of sales and gross profit increased for the three-month period ended December 31, 2022, and gross profit as a percentage of sales increased by 220 basis points. Gross profit increased due to sales growth and favorable price/cost, partially offset by unfavorable foreign currency translation ($94 million) and the unfavorable year-over-year impact of net mark-to-market adjustments. Gross profit as a percentage of sales increased primarily due to favorable price/cost. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Selling, general and administrative expenses	$1,571	$1,369	15%
% of sales	25.9%	23.4%

Selling, general and administrative expenses ("SG&A") for the three-month period ended December 31, 2022 increased $202 million, and SG&A as a percentage of sales increased by 250 basis points. The increase in SG&A was primarily due to the unfavorable year-over-year impact of net mark-to-market adjustments, a loss associated with a fire at a leased warehouse facility, certain investments to support growth and one-time transaction and separation costs, partially offset by favorable foreign currency translation ($65 million). Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Restructuring and impairment costs	$345	$49	*
* Measure not meaningful

Restructuring and impairment costs for the three-month period ended December 31, 2022 included $288 million of impairment costs related to businesses classified as held-for-sale, $30 million in severance and $27 million in other long-lived asset impairments and restructuring costs.

Restructuring and impairment costs for the three-month period ended December 31, 2021 included primarily severance and other cash related items.

Refer to Note 4, "Assets and Liabilities Held for Sale" and Note 17, "Significant Restructuring and Impairment Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Net financing charges	$67	$53	26%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Equity income	$62	$70	(11)%

The decrease in equity income for the three months ended December 31, 2022 was primarily due to lower income at certain partially-owned affiliates of Johnson Controls within the Building Solutions EMEA/LA segment. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Income tax provision	$14	$71	(80)%
Effective tax rate	8.2%	14.5%

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

The statutory tax rate in Ireland is being used as a comparison since the Company is domiciled in Ireland. For the three months ended December 31, 2022, the Company's effective tax rate for continuing operations was 8.2% and was lower than the statutory tax rate of 12.5% primarily due to impairment and restructuring charges and the benefits of continuing global tax planning initiatives, partially offset by tax rate differentials. For the three months ended December 31, 2021, the Company's effective tax rate for continuing operations was 14.5% and was higher than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives. The effective tax rate for the three months ended December 31, 2022 decreased as compared to the three months ended December 31, 2021 primarily due to the discrete tax items. Refer to Note 18, "Income Taxes," of the notes to the consolidated financial statements for further detail.

Income Attributable to Noncontrolling Interests

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Income from continuing operations attributable to noncontrolling interests	$38	$38	—%

Net Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Net income attributable to Johnson Controls	$118	$381	(69)%

The decrease in net income attributable to Johnson Controls for the three months ended December 31, 2022 was primarily due to higher restructuring and impairment costs and higher SG&A, partially offset by higher gross profit, all of which are discussed above.

Diluted earnings per share attributable to Johnson Controls for the three months ended December 31, 2022 was $0.17 compared to $0.54 for the three months ended December 31, 2021.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Comprehensive income attributable to Johnson Controls	$165	$468	(65)%

The decrease in comprehensive income attributable to Johnson Controls for the three months ended December 31, 2022 was due to lower net income attributable to Johnson Controls ($263 million) and a decrease in other comprehensive income attributable to Johnson Controls ($40 million) resulting from currency translation adjustments and realized and unrealized losses on derivatives.

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

Net Sales

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Building Solutions North America	$2,367	$2,152	10%
Building Solutions EMEA/LA	975	959	2%
Building Solutions Asia Pacific	646	675	(4)%
Global Products	2,080	2,076	—%
	$6,068	$5,862	4%

•The increase in Building Solutions North America was due to higher prices and volumes ($223 million) and incremental sales related to business acquisitions ($7 million), partially offset by the unfavorable impact of foreign currency translation ($15 million). Sales growth was led by continued growth in the project-based business, including low double-digit growth in new construction.

•The increase in Building Solutions EMEA/LA was due to higher prices ($103 million) and incremental sales related to business acquisitions ($20 million), partially offset by the unfavorable impact of foreign currency translation ($89 million) and business divestitures ($18 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by mid-teens growth in the service-based business and low double-digit growth in Fire & Security. By region, there was strong organic growth in Europe, Latin America and the Middle East.

•The decrease in Building Solutions Asia Pacific was due to the unfavorable impact of foreign currency translation ($71 million), partially offset by the net impact of higher prices and lower volumes ($42 million). Excluding the impacts of foreign currency translation, sales growth was led by strong demand for HVAC & Controls. By region, sales in China grew 1% in the quarter, as strong service execution offset a decline in the project-based business.

•The increase in Global Products was due to the net impact of higher prices and lower volumes ($129 million), partially offset by the unfavorable impact of foreign currency translation ($125 million). Excluding the impacts of foreign currency translation, sales growth was driven by strong price realization and continued growth in Applied and Fire Detection products.

Segment EBITA

	Three Months Ended December 31,
(in millions)	2022	2021	Change

Building Solutions North America	$267	$250	7%
Building Solutions EMEA/LA	75	104	(28)%
Building Solutions Asia Pacific	68	68	0%
Global Products	382	301	27%
	$792	$723	10%

•The increase in Building Solutions North America was primarily due to favorable price/cost and productivity savings, partially offset by unfavorable project mix.

•The decrease in Building Solutions EMEA/LA was primarily due to unfavorable project mix and the unfavorable impact of foreign currency translation ($9 million), partially offset by favorable volume leverage and productivity savings.

•Building Solutions Asia Pacific remained flat as favorable price/cost and productivity savings were offset by the unfavorable impact of foreign currency translation ($10 million) and lower volumes.

•The increase in Global Products was primarily due to favorable price/cost and productivity savings, partially offset by an uninsured loss associated with a fire at a leased warehouse facility in ($40 million) and the unfavorable impact of foreign currency translation ($15 million).

Backlog

The Company’s backlog is applicable to its sales of systems and services. At December 31, 2022, the backlog was $12.7 billion, of which $11.3 billion was attributable to the field business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At December 31, 2022, remaining performance obligations were $18.4 billion, which is $5.7 billion higher than the Company's backlog of $12.7 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:

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
•Remaining performance obligations exclude certain customer contracts with a term of one year or less or contracts that are cancellable without substantial penalty versus backlog which includes short-term and cancellable contracts; and
•Remaining performance obligations include the full remaining term of service contracts with substantial termination penalties versus backlog which includes only one year for all outstanding service contracts.

The Company reports backlog as it believes it is a useful measure of evaluating the Company's operational performance and relationship to total orders.

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
(in millions)	2022	2022	Change

Current assets	$11,837	$11,685
Current liabilities	(11,563)	(11,239)
	274	446	(39)%

Less: Cash and cash equivalents	(1,509)	(2,031)
Add: Short-term debt	1,026	669
Add: Current portion of long-term debt	937	865
Less: Current assets held for sale	(418)	(387)
Add: Current liabilities held for sale	310	236
Working capital (as defined)	$620	$(202)	*

Accounts receivable - net	$5,722	$5,528	4%
Inventories	2,895	2,510	15%
Accounts payable	4,138	4,241	(2)%
* Measure not meaningful

•Working capital is a non-GAAP financial measure. The Company defines working capital as current assets less current liabilities, excluding cash, short-term debt, the current portion of long-term debt, and current assets and liabilities held for sale. Management believes that this measure of working capital, which excludes financing-related items and businesses to be divested, provides a more useful measurement of the Company’s operating performance.

•The increase in working capital at December 31, 2022 as compared to September 30, 2022, was primarily due to an increase in inventory due to supply chain disruptions, an increase in accounts receivable and a decrease in accounts payable.

•The Company’s days sales in accounts receivable at December 31, 2022 and September 30, 2022 were 60 days and 51 days, respectively. There has been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended December 31, 2022 were lower than the comparable period ended September 30, 2022 primarily due to supply chain disruptions.

•Days in accounts payable at December 31, 2022 were 93 days, higher than 85 days at the comparable period ended September 30, 2022, primarily due to timing of payments.

Cash Flows From Continuing Operations

	Three Months Ended December 31,
(in millions)	2022	2021

Cash provided (used) by operating activities	$(296)	$392
Cash used by investing activities	(189)	(218)
Cash provided (used) by financing activities	9	(357)

•The increase in cash used by operating activities was primarily due to the timing of accounts payable and accrued liabilities payments.

•The decrease in cash used by investing activities was primarily due to lower cash payments made for acquisitions and increased sales of property, plant and equipment, partially offset by prior year divestitures.

•The increase in cash provided by financing activities was primarily due to lower stock repurchases.

Capitalization

	December 31,	September 30,
(in millions)	2022	2022	Change

Short-term debt	$1,026	$669
Current portion of long-term debt	937	865
Long-term debt	7,784	7,426
Total debt	9,747	8,960	9%
Less: Cash and cash equivalents	1,509	2,031
Total net debt	8,238	6,929	19%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	16,046	16,268	(1)%
Total capitalization	$24,284	$23,197	5%

Total net debt as a % of total capitalization	33.9%	29.9%

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

•As of December 31, 2022, approximately $3.5 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.35 per common share in the quarter ended December 31, 2022 and intends to continue paying dividends throughout fiscal 2023.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $1.5 billion at December 31, 2022, are adequate to fund operations and meet its obligations for the foreseeable future. The Company expects requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2023 will be funded from operations, supplemented by short- and long-term borrowings, if required.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. The Company had $715 million and $172 million of commercial paper outstanding as of December 31, 2022 and September 30, 2022, respectively.

–The Company expects to file a new shelf registration statement with the SEC under which it may issue additional debt securities, ordinary shares, preferred shares, depository shares, warrants purchase contracts and units that may be offered in one or more offerings on terms to be determined at the time of the offering. The Company anticipates that the proceeds of any offering would be used for general corporate purposes, including repayment of indebtedness, acquisitions, additions to working capital, repurchases of ordinary shares, dividends, capital expenditures and investments in the Company's subsidiaries.

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in November 2023. There were no draws on the revolving credit facilities as of December 31, 2022 and September 30, 2022.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of December 31, 2022, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2022, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2023, the Company believes the long-term rate of return will approximate 8.25%, 3.70% and 6.65% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first three months of fiscal 2023, the Company made approximately $9 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $38 million in cash to its defined benefit pension plans in fiscal 2023. The Company expects to contribute $3 million in cash to its postretirement plans in fiscal 2023.

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

The following table presents summarized income statement information (in millions):

	Three Months Ended December 31, 2022	Year Ended September 30, 2022
Net sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(94)	(268)
Net loss	(94)	(268)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(94)	(268)

Excluded from the table above are intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Three Months Ended December 31, 2022	Year Ended September 30, 2022
Net sales	$—	$—
Gross profit	—	—
Income from continuing operations	3	92
Net income	3	92
Income attributable to noncontrolling interests	—	—
Net income attributable to the entity	3	92

The following table presents summarized balance sheet information as of December 31, 2022 and September 30, 2022 (in millions):

	December 31, 2022	September 30, 2022
Current assets	$714	$1,231
Noncurrent assets	243	243
Current liabilities	6,856	5,463
Noncurrent liabilities	7,527	7,176
Noncontrolling interests	—	—

Excluded from the table above are intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	December 31, 2022	September 30, 2022
Current assets	$342	$455
Noncurrent assets	3,543	2,952
Current liabilities	7,218	2,538
Noncurrent liabilities	6,331	6,228
Noncontrolling interests	—	—

The same accounting policies as described in Note 1, "Summary of Significant Accounting Policies," of the Company's Annual Report on 10-K for the year ended September 30, 2022 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to the consolidated financial statements.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company’s critical accounting estimates requiring significant judgement that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for discussion of environmental, asbestos, self-insured liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three months ended December 31, 2022, the Company repurchased approximately $0.2 billion of its ordinary shares on an open market. As of December 31, 2022, approximately $3.5 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/1/22 - 10/31/22
Purchases by Company	2,242,486	$52.68	2,242,486	$3,496,266,553
11/1/22 - 11/30/22
Purchases by Company	601,650	59.32	601,650	3,460,577,478
12/1/22 - 12/31/22
Purchases by Company	—	—	—	—

During the three months ended December 31, 2022, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2023 (filed herewith) *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: February 1, 2023	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer