Form 10-Q
period 2023-03-31
Johnson Controls International plc
filed 2023-05-05
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2023
Ordinary Shares, $0.01 par value per share	686,098,829

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net sales
Products and systems	$5,083	$4,617	$9,639	$9,037
Services	1,603	1,481	3,115	2,923
	6,686	6,098	12,754	11,960
Cost of sales
Products and systems	3,516	3,294	6,629	6,447
Services	929	847	1,793	1,665
	4,445	4,141	8,422	8,112

Gross profit	2,241	1,957	4,332	3,848

Selling, general and administrative expenses	(1,579)	(1,454)	(3,150)	(2,823)
Restructuring and impairment costs	(418)	(384)	(763)	(433)
Net financing charges	(71)	(51)	(138)	(104)
Equity income	50	42	112	112

Income before income taxes	223	110	393	600

Income tax provision	49	58	63	129

Net income	174	52	330	471

Income attributable to noncontrolling interests	41	41	79	79

Net income attributable to Johnson Controls	$133	$11	$251	$392

Earnings per share attributable to Johnson Controls
Basic	$0.19	$0.02	$0.37	$0.56
Diluted	0.19	0.02	0.36	0.56

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Net income	$174	$52	$330	$471

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10	(16)	100	70
Realized and unrealized gains on derivatives	20	10	3	17
Pension and postretirement plans	—	(1)	(1)	(2)

Other comprehensive income (loss)	30	(7)	102	85

Total comprehensive income	204	45	432	556

Comprehensive income attributable to noncontrolling interests:
Net income	41	41	79	79

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11	(10)	42	(8)
Realized and unrealized gains (losses) on derivatives	1	1	(5)	4
Other comprehensive income (loss)	12	(9)	37	(4)
Comprehensive income attributable to noncontrolling interests	53	32	116	75
Comprehensive income attributable to Johnson Controls	$151	$13	$316	$481

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	March 31, 2023	September 30, 2022
Assets

Cash and cash equivalents	$1,975	$2,031
Accounts receivable, less allowance for expected credit losses of $94 and $62, respectively	6,002	5,528
Inventories	3,048	2,510
Current assets held for sale	446	387
Other current assets	1,285	1,229
Current assets	12,756	11,685

Property, plant and equipment - net	3,094	3,042
Goodwill	17,559	17,328
Other intangible assets - net	4,633	4,641
Investments in partially-owned affiliates	1,065	963
Noncurrent assets held for sale	378	751
Other noncurrent assets	3,935	3,748
Total assets	$43,420	$42,158

Liabilities and Equity

Short-term debt	$1,737	$669
Current portion of long-term debt	922	865
Accounts payable	4,348	4,241
Accrued compensation and benefits	747	978
Deferred revenue	1,939	1,768
Current liabilities held for sale	316	236
Other current liabilities	2,394	2,482
Current liabilities	12,403	11,239

Long-term debt	7,832	7,426
Pension and postretirement benefits	360	358
Noncurrent liabilities held for sale	59	62
Other noncurrent liabilities	5,688	5,671
Long-term liabilities	13,939	13,517

Commitments and contingencies (Note 21)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,235)	(1,203)
Capital in excess of par value	17,295	17,224
Retained earnings	669	1,151
Accumulated other comprehensive loss	(846)	(911)
Shareholders’ equity attributable to Johnson Controls	15,890	16,268
Noncontrolling interests	1,188	1,134
Total equity	17,078	17,402
Total liabilities and equity	$43,420	$42,158

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2023	2022
Operating Activities of Continuing Operations
Net income attributable to Johnson Controls	$251	$392
Income attributable to noncontrolling interests	79	79
Net income	330	471
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	409	432
Pension and postretirement benefit income	(3)	(51)
Pension and postretirement contributions	(26)	(76)
Equity in earnings of partially-owned affiliates, net of dividends received	(55)	20
Deferred income taxes	(168)	(97)
Noncash restructuring and impairment charges	691	361
Equity-based compensation	61	57
Other - net	(87)	(64)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(360)	(306)
Inventories	(493)	(619)
Other assets	(169)	(206)
Restructuring reserves	(17)	(19)
Accounts payable and accrued liabilities	(155)	489
Accrued income taxes	60	(68)
Cash provided by operating activities from continuing operations	18	324

Investing Activities of Continuing Operations
Capital expenditures	(255)	(260)
Sale of property, plant and equipment	28	35
Acquisition of businesses, net of cash acquired	(89)	(124)
Business divestitures, net of cash divested	—	16
Other - net	2	1
Cash used by investing activities from continuing operations	(314)	(332)

Financing Activities of Continuing Operations
Net proceeds from borrowings with maturities less than three months	1,288	1,517
Proceeds from debt	316	544
Repayments of debt	(536)	(2)
Stock repurchases and retirements	(247)	(1,035)
Payment of cash dividends	(481)	(430)
Employee equity-based compensation withholding taxes	(32)	(49)
Dividends paid to noncontrolling interests	(72)	(118)
Other - net	26	17
Cash provided by financing activities from continuing operations	262	444

Discontinued Operations
Cash used by operating activities	—	(4)
Cash used by discontinued operations	—	(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	46
Increase (decrease) in cash, cash equivalents and restricted cash	(26)	478
Cash, cash equivalents and restricted cash at beginning of period	2,066	1,342
Cash, cash equivalents and restricted cash at end of period	2,040	1,820
Less: Restricted cash	65	33
Cash and cash equivalents at end of period	$1,975	$1,787

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,046	$17,249	$16,268	$17,562

Ordinary Shares
Beginning balance	7	7	7	7
Ending balance	7	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,233)	(1,199)	(1,203)	(1,152)
Employee equity-based compensation withholding taxes	(2)	(1)	(32)	(48)
Ending balance	(1,235)	(1,200)	(1,235)	(1,200)

Capital in Excess of Par Value
Beginning balance	17,262	17,150	17,224	17,116
Share-based compensation expense	25	—	44	—
Other, including options exercised	8	24	27	58
Ending balance	17,295	17,174	17,295	17,174

Retained Earnings
Beginning balance	874	1,638	1,151	2,025
Net income attributable to Johnson Controls	133	11	251	392
Cash dividends declared	(245)	(240)	(486)	(482)
Repurchases and retirements of ordinary shares	(93)	(509)	(247)	(1,035)
Ending balance	669	900	669	900

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(864)	(347)	(911)	(434)
Other comprehensive income	18	2	65	89
Ending balance	(846)	(345)	(846)	(345)
Ending Balance	15,890	16,536	15,890	16,536

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,197	1,241	1,134	1,191
Comprehensive income attributable to noncontrolling interests	53	32	116	75
Dividends attributable to noncontrolling interests	(62)	(121)	(62)	(121)
Change in noncontrolling interest share	—	—	—	7
Ending Balance	1,188	1,152	1,188	1,152

Total Shareholders' Equity	$17,078	$17,688	$17,078	$17,688
Cash Dividends Declared per Ordinary Share	$0.36	$0.35	$0.71	$0.69

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)

1.Basis of Presentation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company," or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 15, 2022. The results of operations for the three and six month periods ended March 31, 2023 are not necessarily indicative of results for the Company’s 2023 fiscal year because of seasonal and other factors.

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

Restricted Cash

Restricted cash relates to amounts restricted for payment of asbestos liabilities and certain litigation and environmental matters. Restricted cash is recorded primarily within other current assets in the consolidated statements of financial position and totaled $65 million and $35 million at March 31, 2023 and September 30, 2022, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
Prior Period Revision – Statement of Cash Flows

The Company revised the amounts previously reported as net proceeds from borrowings with maturities less than three months and proceeds from debt for certain short-term debt transactions that were incorrectly presented on a net basis within the financing activities section of the consolidated statements of cash flows for the six months ended March 31, 2022. Interim and annual amounts for the year ended September 30, 2022 and annual amounts for the years ended September 30, 2021 and 2020 were similarly impacted. Prior period amounts will be revised with future Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filings. Cash provided by financing activities and the total increase (decrease) in cash, cash equivalents and restricted cash were unchanged for all affected periods. The Company does not believe the impact of incorrect presentation is material to any periods.

2.      New Accounting Standards

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, "Disclosure of Supplier Finance Program Obligations," which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The Company expects to adopt the new disclosures, other than the rollforward disclosure, as required at the beginning of fiscal 2024. The rollforward disclosures will be adopted as required at the beginning of fiscal 2025.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

3.Acquisitions and Divestitures

During the first six months of fiscal 2023, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $115 million, of which $89 million was paid as of March 31, 2023. In connection with the acquisitions, the Company recorded goodwill of $53 million within the Global Products segment and $14 million within the Building Solutions EMEA/LA segment.

The Company completed no divestitures during the first six months of fiscal 2023.

During the first six months of fiscal 2022, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $160 million, of which $124 million was paid as of March 31, 2022. In connection with the acquisitions, the Company recorded goodwill of $45 million within the Building Solutions Asia Pacific segment, $24 million within the Building Solutions North America segment and $29 million within the Building Solutions EMEA/LA segment.

During the first six months of fiscal 2022, the Company completed a divestiture within the Buildings Solutions EMEA/LA segment. The selling price, net of cash divested, was $18 million, of which $16 million was received as of March 31, 2022. In connection with the divestiture, the Company reduced goodwill by $5 million.

Acquisitions and divestitures were not material individually or in the aggregate during the first six months of fiscal 2023 or 2022.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
4.     Assets and Liabilities Held for Sale

During fiscal 2022, the Company determined that its Global Retail business within its Building Solutions North America, Building Solutions Asia Pacific and Building Solutions EMEA/LA segments and a business within the Building Solutions Asia Pacific segment both met the criteria to be classified as held for sale. The assets and liabilities of both businesses are presented as held for sale in the consolidated statements of financial position as of March 31, 2023 and September 30, 2022. Assets and liabilities held for sale are recorded at the lower of carrying value or fair value, less costs to sell in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of ASC 360-10, are tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less cost to sell.

During the three and six months ended March 31, 2023, the Company recorded impairment charges for the Global Retail business of $210 million and $438 million, respectively. During the three and six months ended March 31, 2023, the Company recorded impairment charges for a business in the Building Solutions Asia Pacific segment of $0 and $60 million, respectively. The impairment charges were primarily due to reductions in the estimated fair values of the businesses to be disposed as a result of ongoing negotiations with potential buyers and were recorded within restructuring and impairment costs in the consolidated statements of income.

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

The following table summarizes the carrying value of the Global Retail assets and liabilities held for sale (in millions):

	March 31, 2023	September 30, 2022

Accounts receivable - net	$242	$199
Inventories	160	155
Other current assets	30	21
Current assets held for sale	$432	$375

Property, plant and equipment - net	$114	$89
Goodwill	—	22
Other intangible assets - net	190	514
Other noncurrent assets	71	72
Noncurrent assets held for sale	$375	$697

Accounts payable	$126	$127
Accrued compensation and benefits	16	25
Deferred revenue	47	36
Other current liabilities	116	33
Current liabilities held for sale	$305	$221

Other noncurrent liabilities	$58	$61
Noncurrent liabilities held for sale	$58	$61

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended March 31,
	2023			2022
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,554	$966	$2,520	$1,343	$884	$2,227
Building Solutions EMEA/LA	582	449	1,031	536	422	958
Building Solutions Asia Pacific	479	188	667	448	175	623
Global Products	2,468	—	2,468	2,290	—	2,290

Total	$5,083	$1,603	$6,686	$4,617	$1,481	$6,098

	Six Months Ended March 31,
	2023			2022
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$3,005	$1,882	$4,887	$2,642	$1,737	$4,379
Building Solutions EMEA/LA	1,134	872	2,006	1,080	837	1,917
Building Solutions Asia Pacific	952	361	1,313	949	349	1,298
Global Products	4,548	—	4,548	4,366	—	4,366

Total	$9,639	$3,115	$12,754	$9,037	$2,923	$11,960

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
HVAC	$1,757	$1,658	$3,197	$3,141
Fire & Security	623	578	1,193	1,122
Industrial Refrigeration	88	54	158	103
Total	$2,468	$2,290	$4,548	$4,366

Contract Balances

Contract assets relate to the Company’s right to consideration for performance obligations satisfied but not billed. Contract liabilities relate to customer payments received in advance of satisfaction of performance obligations under the contract. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	March 31, 2023	September 30, 2022
Contract assets - current	Accounts receivable - net	$2,026	$2,020
Contract assets - noncurrent	Other noncurrent assets	81	79
Contract liabilities - current	Deferred revenue	1,939	1,768
Contract liabilities - noncurrent	Other noncurrent liabilities	292	282

For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $319 million and $308 million, respectively, that was included in the beginning of period contract liability balance. For the six months ended March 31, 2023 and 2022, the Company recognized revenue of $1,165 million and $1,059 million, respectively, that was included in the beginning of period contract liability balance

Performance Obligations

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

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $18.8 billion, of which approximately 65% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	March 31, 2023	September 30, 2022
Other current assets	$154	$139
Other noncurrent assets	200	174
Total	$354	$313

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
During the three months ended March 31, 2023 and 2022, the Company recognized amortization expense of $61 million and $47 million, respectively, related to costs to obtain or fulfill a contract. During the six months ended March 31, 2023 and 2022, the Company recognized amortization expense of $122 million and $97 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three and six months ended March 31, 2023 and 2022.

6.    Accounts Receivable

The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. For the majority of these agreements, for ease of administration, the Company collects customer payments related to the factored receivables on behalf of the financial institutions but otherwise maintains no continuing involvement with respect to the factored receivables. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. The Company sold $427 million and $836 million of accounts receivable under these factoring agreements during the three and six months ended March 31, 2023, respectively. The Company sold $234 million and $368 million of accounts receivable under these factoring agreements during the three and six months ended March 31, 2022, respectively. The cost of factoring such receivables was not material. Previously sold receivables still outstanding were $402 million and $476 million as of March 31, 2023 and September 30, 2022, respectively.

7.     Inventories

Inventories consisted of the following (in millions):

	March 31, 2023	September 30, 2022

Raw materials and supplies	$1,215	$1,009
Work-in-process	247	196
Finished goods	1,586	1,305
Inventories	$3,048	$2,510

8.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	Six Months Ended March 31, 2023
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$9,630	$1,772	$1,116	$5,591	18,109
Accumulated impairment loss	(659)	(47)	—	(75)	(781)
Balance at beginning of period	8,971	1,725	1,116	5,516	17,328
Acquisitions (1)	—	16	—	53	69
Impairments	—	—	—	(184)	(184)
Foreign currency translation and other	8	183	53	102	346
Balance at end of period	$8,979	$1,924	$1,169	$5,487	$17,559
(1) Includes measurement period adjustments

The Company tests goodwill for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. In the second quarter of fiscal 2023, management completed an updated comprehensive review of the Silent-Aire reporting unit, including its current quarter results and its nearer term

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
forecast. Due to current quarter results being lower than its business plan, and the nearer term forecast being revised to reflect lower margins and earnings, the Company determined a triggering event had occurred and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $184 million within restructuring and impairment costs in the consolidated statements of income in the second quarter of fiscal 2023, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Silent-Aire reporting unit has no remaining goodwill balance as of March 31, 2023. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." There were no other triggering events requiring an impairment assessment be conducted in the six months ended March 31, 2023. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	March 31, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,422	$(733)	$689	$1,353	$(658)	$695
Customer relationships	2,810	(1,393)	1,417	2,742	(1,254)	1,488
Miscellaneous	799	(402)	397	756	(386)	370
	5,031	(2,528)	2,503	4,851	(2,298)	2,553
Indefinite-lived intangible assets
Trademarks/trade names	2,130	—	2,130	2,088	—	2,088
	2,130	—	2,130	2,088	—	2,088
Total intangible assets	$7,161	$(2,528)	$4,633	$6,939	$(2,298)	$4,641

Amortization of other intangible assets for the three-month periods ended March 31, 2023 and 2022 was $104 million and $106 million, respectively. Amortization of other intangible assets for the six month periods ended March 31, 2023 and 2022 was $208 million and $224 million, respectively.

The Company tests indefinite-lived intangible assets for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the six months ended March 31, 2023. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

9.    Leases

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	March 31, 2023	September 30, 2022
Operating lease right-of-use assets	Other noncurrent assets	$1,323	$1,271
Operating lease liabilities - current	Other current liabilities	303	280
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,026	987

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
The following table presents supplemental noncash operating lease activity, excluding leases acquired in business combinations (in millions):

	Six Months Ended March 31,
	2023	2022
Right-of-use assets obtained in exchange for operating lease liabilities	$215	$152

10.    Debt and Financing Arrangements

Short-term debt consisted of the following (in millions):

	March 31,	September 30,
	2023	2022
Bank borrowings	$20	$10
Commercial paper	1,554	172
Term loans	163	487
	$1,737	$669
Weighted average interest rate on short-term debt outstanding	2.9%	0.5%

As of March 31, 2023, the Company had a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in November 2023. As of March 31, 2023, there were no draws on the facilities.

Financing Activity

In October 2022, the Company repaid a €200 million ($196 million as of September 30, 2022) term loan with an interest rate of EURIBOR plus 0.5% and entered into a €150 million ($163 million as of March 31, 2023) term loan with an interest rate of EURIBOR plus 0.7% which is due in April 2024.

In January 2023, the Company repaid $32 million of outstanding 4.625% Notes due 2023.

In March 2023, the Company repaid a €150 million ($147 million as of September 30, 2022) term loan with an interest rate of 0.0%, repaid a €135 million ($133 million as of September 30, 2022) term loan with an interest rate of EURIBOR plus 0.5% and entered into a €150 million ($163 million as of March 31, 2023) term loan with an interest rate of EURIBOR plus 0.4% which is due March 2024.

Net Financing Charges

Net financing charges consisted of the following (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Interest expense, net of capitalized interest costs	$71	$56	$140	$111
Other financing charges	11	5	21	10
Interest income	(3)	(1)	(7)	(3)
Net foreign exchange results for financing activities	(8)	(9)	(16)	(14)
Net financing charges	$71	$51	$138	$104

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
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

As cash flow hedges under ASC 815, "Derivatives and Hedging," hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and six months ended March 31, 2023 and 2022.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	March 31, 2023	September 30, 2022

Copper	3,810	3,629
Aluminum	9,722	6,758

In March 2023, the Company entered into two forward-starting interest rate swaps with a combined notional amount of €200 million to reduce the market risk associated with changes in interest rates on future potential debt issuances. The interest rate swaps are designated as cash flow hedges. If notes are issued, the fair value of each interest rate swap, which is the difference between the swap's reference rate and the fixed rate when the notes are issued, will be amortized to interest expense over the life of the respective note issuance.

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in AOCI attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company's net investments globally.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
The following table summarizes net investment hedges (in billions):

	March 31,	September 30,
	2023	2022
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	March 31,	September 30,	March 31,	September 30,
	2023	2022	2023	2022
Other current assets
Foreign currency exchange derivatives	$23	$30	$5	$24
Interest rate swaps	5	—	—	—
Commodity derivatives	3	—	—	—
Total assets	$31	$30	$5	$24

Other current liabilities
Foreign currency exchange derivatives	$36	$24	$12	$27
Commodity derivatives	1	10	—	—
Long-term debt
Foreign currency denominated debt	3,406	3,077	—	—
Total liabilities	$3,443	$3,111	$12	$27

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
March 31, 2023
(unaudited)
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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	March 31,	September 30,	March 31,	September 30,
	2023	2022	2023	2022
Gross amount recognized	$36	$54	$3,455	$3,138
Gross amount eligible for offsetting	(16)	(42)	(16)	(42)
Net amount	$20	$12	$3,439	$3,096
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Foreign currency exchange derivatives	$9	$10	$(12)	$23
Interest rate swaps	5	—	5	—
Commodity derivatives	3	6	7	4
Total	$17	$16	$—	$27

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2023	2022	2023	2022
Foreign currency exchange derivatives	Cost of sales	$(5)	$6	$4	$11
Commodity derivatives	Cost of sales	(2)	(1)	(8)	(5)
Interest rate swaps	Net financing charges	—	—	—	(1)
Total		$(7)	$5	$(4)	$5

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2023	2022	2023	2022
Foreign currency exchange derivatives	Cost of sales	$(6)	$(3)	$(8)	$7
Foreign currency exchange derivatives	Net financing charges	15	1	(64)	88
Equity swap	Selling, general and administrative	—	(6)	—	(1)
Total		$9	$(8)	$(72)	$94

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $(60) million and $50 million for the three months ended March 31, 2023 and 2022, respectively. Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA")

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
within other comprehensive income (loss) were $(329) million and $123 million for the six months ended March 31, 2023 and 2022, respectively. No gains or losses were reclassified from CTA into income during the three and six months ended March 31, 2023 and 2022.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$28	$—	$28	$—
Interest rate swaps	5	—	5	—
Commodity derivatives	3	—	3	—
Exchange traded funds (fixed income)(1)	23	23	—	—
Other noncurrent assets
Deferred compensation plan assets	52	52	—	—
Exchange traded funds (fixed income)(1)	75	75	—	—
Exchange traded funds (equity)(1)	155	155	—	—
Total assets	$341	$305	$36	$—
Other current liabilities
Foreign currency exchange derivatives	$48	$—	$48	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	29	—	—	29
Other noncurrent liabilities
Contingent earn-out liabilities	22	—	—	22
Total liabilities	$100	$—	$49	$51

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$54	$—	$54	$—
Exchange traded funds (fixed income)(1)	22	22	—	—
Other noncurrent assets
Deferred compensation plan assets	46	46	—	—
Exchange traded funds (fixed income)(1)	86	86	—	—
Exchange traded funds (equity)(1)	131	131	—	—
Total assets	$339	$285	$54	$—
Other current liabilities
Foreign currency exchange derivatives	$51	$—	$51	$—
Commodity derivatives	10	—	10	—
Contingent earn-out liabilities	30	—	—	30
Other noncurrent liabilities
Contingent earn-out liabilities	30	—	—	30
Total liabilities	$121	$—	$61	$60

(1) Classified as restricted investments for payment of asbestos liabilities. See Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2022	$60
Acquisitions	25
Payments	(4)
Reduction for change in estimates	(30)
Balance at March 31, 2023	$51

Valuation Methods

Foreign currency exchange derivatives: The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices.

Commodity derivatives: The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes.

Interest rate swaps: The fair value of interest rate swaps represent the difference between the swap's reference rate and the interest rate for a similar instrument as of the reporting period. Interest rate swaps are valued under a market approach using publicized prices.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
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

The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Deferred compensation plan assets	$2	$(3)	$5	$—
Investments in exchange traded funds	12	(20)	23	(6)

All of the gains (losses) on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At March 31, 2023, the fair value of long-term debt was $8.1 billion, including public debt of $7.7 billion and other long-term debt of $0.4 billion. At September 30, 2022, the fair value of long-term debt was $7.3 billion, including public debt of $7.1 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

13.    Stock-Based Compensation

The Johnson Controls International plc 2021 Equity and Incentive Plan authorizes stock options, stock appreciation rights, restricted (non-vested) stock/units, performance share units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Awards are typically granted annually in the Company’s fiscal first quarter.

A summary of the stock-based awards granted is presented below:

	Six Months Ended March 31,
	2023		2022
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value
Restricted stock/units	1,720,662	$66.59	1,267,490	$78.50
Performance shares	339,191	79.54	482,030	82.88
Stock options	570,140	18.21	548,398	18.59

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
Performance Share Awards

The following table summarizes the assumptions used in determining the fair value of performance share units granted:

	Six Months Ended March 31,
	2023	2022
Risk-free interest rate	4.04%	0.99%
Expected volatility of the Company’s stock	33.5%	30.0%
Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Six Months Ended March 31,
	2023	2022
Expected life of option (years)	5.8	6.0
Risk-free interest rate	3.59%	1.35%
Expected volatility of the Company’s stock	29.4%	27.8%
Expected dividend yield on the Company’s stock	2.10%	1.71%

14. Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Net income attributable to Johnson Controls	$133	$11	$251	$392

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	686.8	699.1	686.9	701.8
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2.9	3.6	3.1	4.4
Diluted weighted average shares outstanding	689.7	702.7	690.0	706.2

Antidilutive Securities
Stock options and unvested restricted stock	0.3	0.3	0.3	0.2

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
15.    Equity

Share repurchase program

During the three and six months ended March 31, 2023, the Company repurchased and immediately retired $93 million and $247 million of its ordinary shares, respectively. For the three and six months ended March 31, 2022, the Company repurchased and immediately retired $509 million and $1,035 million of its ordinary shares, respectively. As of March 31, 2023, approximately $3.4 billion remains available under the Company's share repurchase program, which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended March 31,
	2023	2022

Foreign currency translation adjustments
Balance at beginning of period	$(842)	$(337)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	(1)	(6)
Balance at end of period	(843)	(343)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(22)	(13)
Current period changes in fair value (net of tax effect of $3 and $3)	13	12
Reclassification to income (net of tax effect of $1 and $(2))(1)	6	(3)
Balance at end of period	(3)	(4)

Pension and postretirement plans
Balance at beginning of period	—	3
Reclassification to income (net of tax effect of $(1) and $(1))	—	(1)
Balance at end of period	—	2
Accumulated other comprehensive loss, end of period	$(846)	$(345)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)

	Six Months Ended March 31,
	2023	2022

Foreign currency translation adjustments
Balance at beginning of period	$(901)	$(421)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	58	78
Balance at end of period	(843)	(343)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(11)	(17)
Current period changes in fair value (net of tax effect of $1 and $6)	4	16
Reclassification to income (net of tax effect of $0 and $(2))(1)	4	(3)
Balance at end of period	(3)	(4)

Pension and postretirement plans
Balance at beginning of period	1	4
Reclassification to income (net of tax effect of $(1) and $(1))	(1)	(2)
Balance at end of period	—	2
Accumulated other comprehensive loss, end of period	$(846)	$(345)

(1) Refer to Note 11, "Derivative Instruments and Hedging Activities," of the notes to the consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

16.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit cost (credit) associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Interest cost	$20	$11	$41	$21
Expected return on plan assets	(33)	(41)	(67)	(82)
Net actuarial loss	15	60	23	18
Settlement loss	1	2	1	1
Net periodic benefit cost (credit)	$3	$32	$(2)	$(42)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Service cost	$4	$5	$7	$11
Interest cost	17	10	33	20
Expected return on plan assets	(19)	(21)	(37)	(42)
Net actuarial gain	—	(1)	—	(1)
Settlement loss	—	8	—	8
Net periodic benefit cost (credit)	$2	$1	$3	$(4)

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Interest cost	$1	$1	$2	$1
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net periodic benefit credit	$(2)	$(2)	$(4)	$(5)

Cumulative fiscal 2023 lump sum payouts triggered remeasurement events for certain pension plans in both the first and second quarters of fiscal 2023. During the three and six months ended March 31, 2023, the Company recognized net actuarial losses of $15 million and $23 million, respectively, primarily due to decreases in discount rates, partially offset by favorable plan asset performance.

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

During the three and six months ended March 31, 2023, the Company recorded $24 million and $81 million of restructuring and impairment costs in the consolidated statements of income, respectively. These charges relate to restructuring plans within the segments and at Corporate to reduce and optimize our cost structure. Refer to Note 4, "Assets and Liabilities Held for Sale," and Note 8, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for disclosure of other impairment costs.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
The following table summarizes restructuring and impairment costs (in millions):

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023

Building Solutions North America	$4	$6
Building Solutions EMEA/LA	—	21
Building Solutions Asia Pacific	1	6
Global Products	4	27
Corporate	15	21
Total	$24	$81

The following table summarizes changes in the restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position, for new restructuring actions taken in the six months ended March 31, 2023 (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Original reserve	$30	$6	$21	$57
Utilized—cash	(3)	—	(5)	(8)
Utilized—noncash	—	(6)	—	(6)
Balance at December 31, 2022	27	—	16	43
Additional restructuring costs	17	4	3	24
Utilized—cash	(32)	—	(8)	(40)
Utilized—noncash	—	(4)	—	(4)
Balance at March 31, 2023	$12	$—	$11	$23

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

For the three months ended March 31, 2023, the Company's effective tax rate was 22.0% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

For the six months ended March 31, 2023, the Company's effective tax rate was 16.0% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

For the three months ended March 31, 2022, the Company's effective tax rate was 52.7% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of impairment charges, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business, and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)

For the six months ended March 31, 2022, the Company's effective tax rate was 21.5% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of impairment charges, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business, and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2022, the Company had gross tax-effected unrecognized tax benefits of $2,537 million, of which $1,973 million, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2022 was approximately $284 million (net of tax benefit). Interest accrued during the six months ended March 31, 2023 and 2022 was approximately $56 million (net of tax benefit) and approximately $30 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2021
Germany	2007 - 2018
Luxembourg	2017 - 2018
Mexico	2015 - 2017
United Kingdom	2014 - 2015; 2018; 2020 - 2021

It is reasonably possible that tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

The Company recorded restructuring and impairment costs of $418 million, which generated a $35 million tax benefit, during the three months ended March 31, 2023 and $384 million, which generated a $7 million tax benefit, during the three months ended March 31, 2022.

The Company recorded restructuring and impairment costs of $763 million, which generated an $87 million tax benefit, during the six months ended March 31, 2023 and $433 million, which generated a $14 million tax benefit, during the six months ended March 31, 2022.

During the three and six months ended March 31, 2022, the Company recorded a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business which resulted in a tax charge of $13 million.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
Tax expenses and benefits for the above transactions reflect the Company’s current tax positions in the impacted jurisdictions. Refer to Note 17, “Significant Restructuring and Impairment Costs,” of the notes to the consolidated financial statements for additional information.

Impacts of Tax Legislation

During the six months ended March 31, 2023 and 2022, tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

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

Management evaluates the performance of its business segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, restructuring and impairment costs, and the net mark-to-market adjustments related to pension and postretirement plans and restricted asbestos investments.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Building Solutions North America	$2,520	$2,227	$4,887	$4,379
Building Solutions EMEA/LA	1,031	958	2,006	1,917
Building Solutions Asia Pacific	667	623	1,313	1,298
Global Products	2,468	2,290	4,548	4,366
Total net sales	$6,686	$6,098	$12,754	$11,960

	Segment EBITA
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Building Solutions North America	$315	$235	$582	$485
Building Solutions EMEA/LA	69	79	144	183
Building Solutions Asia Pacific	79	74	147	142
Global Products	488	412	870	713
Total segment EBITA	951	800	1,743	1,523

Corporate expenses	(131)	(60)	(240)	(130)
Amortization of intangible assets	(104)	(106)	(208)	(224)
Restructuring and impairment costs	(418)	(384)	(763)	(433)
Net mark-to-market adjustments	(4)	(89)	(1)	(32)
Net financing charges	(71)	(51)	(138)	(104)
Income before income taxes	$223	$110	$393	$600

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
The changes in the carrying amount of the Company’s total product warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2023	2022

Balance at beginning of period	$179	$192
Accruals for warranties issued during the period	69	44
Settlements made (in cash or in kind) during the period	(57)	(39)
Accruals from acquisitions and divestitures	—	(1)
Changes in estimates to pre-existing warranties	2	(8)
Currency translation	4	(2)
Balance at end of period	$197	$186

21.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2023	September 30, 2022

Other current liabilities	$42	$66
Other noncurrent liabilities	223	220
Total reserves for environmental liabilities	$265	$286

The Company periodically examines whether the contingent liabilities related to the environmental matters described below are probable and reasonably estimable based on experience and ongoing developments in those matters, including continued study and analysis of ongoing remediation obligations. During the three months ended September 30, 2022, with the assistance of independent environmental consultants and taking into consideration investigation and remediation actions previously completed, new information available to the Company during the fourth quarter of fiscal 2022 and ongoing discussions with the Wisconsin Department of Natural Resources ("WDNR"), the Company completed a comprehensive long-term analysis and cost assessment related to the Company’s ongoing environmental remediation obligations. As a result of this analysis, the Company increased its accrual for environmental liabilities by $228 million in the fourth quarter of fiscal 2022, which are recorded on an undiscounted basis. The Company expects that it will pay the amounts recorded over an estimated period of up to 20 years. The Company is not able to estimate a possible loss or range of loss, if any, in excess of the established accruals for environmental liabilities at this time.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
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

The use of fire-fighting foams at the FTC was primarily for training and testing purposes to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports, or elsewhere. In May 2021, as part of Tyco Fire Products’ ongoing investigation and remediation program, the WDNR approved Tyco Fire Products’ proposed GETS, a permanent groundwater remediation system that extracts groundwater containing PFAS, treats it using advanced filtration systems, and returns the treated water to the environment. Tyco Fire Products has completed construction of the GETS, which is now in operation. Tyco Fire Products is also in the process of completing the removal and disposal of PFAS-affected soil from the FTC. In December 2022, Tyco Fire Products also began implementation of a long-term drinking water solution for some Peshtigo residents with the installation of the first deep aquifer private drinking wells.

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

PFOA, PFOS, and other PFAS compounds are being studied by EPA and other environmental and health agencies and researchers. EPA initially stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. In March 2021, EPA published its final determination to regulate PFOS and PFOA in drinking water and in June 2022 an updated set of interim health advisory levels for PFOA and PFOS in drinking water, as well as final health advisory levels for two other types of PFAS (PFBS and GenX chemicals). In November 2022, EPA added a class definition of PFAS to the final version of EPA's fifth Contaminant Candidate List (CCL 5), which is a list of substances not currently subject to national drinking water regulation, but which EPA believes may require future regulation. In March 2023, EPA announced a proposed National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR proposes establishing legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion for each of PFOA and PFOS. EPA indicated that it anticipates finalizing the regulation by the end of 2023.

In October 2021, EPA released its "PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024." The 2021-2024 Roadmap sets timelines by which EPA plans to take specific actions, including, among other items, publishing a national PFAS testing strategy, proposing to designate PFOA and PFOS as Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) hazardous substances, restricting PFAS discharges from industrial sources through Effluent Limitations Guidelines, publishing the final toxicity assessment for five additional PFAS, requiring water systems to test for 29 PFAS under the Safe Drinking Water Act, and publishing improved analytical methods in eight different environmental matrices to monitor 40 PFAS present in wastewater and stormwater discharges. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains. In August 2022, EPA published a proposed rule that would designate PFOA and PFOS as “hazardous substances” under CERCLA.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $17 million at both March 31, 2023 and September 30, 2022.

FTC-Related Remediation and Litigation

On June 21, 2019, the WDNR announced that it had received from the Wisconsin Department of Health Services (“WDHS”) a recommendation for groundwater quality standards as to, among other compounds, PFOA and PFOS. The WDHS recommended a groundwater enforcement standard for PFOA and PFOS of 20 parts per trillion. Although Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water, the Wisconsin Natural Resources Board did not approve WDNR's proposed standards for PFOA and PFOS in groundwater. In September 2022, the Governor of Wisconsin signed a scope statement setting out parameters for the WDNR to draft a final rule regarding groundwater quality standards for PFOA and PFOS, among other compounds. The WDNR is now in the process of drafting the rule.

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. Tyco Fire Products responded to the WDNR’s letter by requesting additional necessary information. On October 16, 2019, the WDNR issued a “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. regarding the WDNR’s July 3, 2019 letter. The WDNR issued a further letter regarding the issue on November 4, 2019. In February 2020, the WDNR sent a letter to Tyco Fire Products and Johnson Controls, Inc. further directing the expansion of the evaluation of PFAS in the Marinette region to include investigation activities south and west of the previously defined FTC study area. In September 2021, the WDNR sent an additional “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. concerning land-applied biosolids, which reviewed and responded to the Company’s biosolids investigation conducted to that date. Tyco Fire Products responded to the WDNR’s September 2021 notice by the December 27, 2021 deadline set by WDNR and submitted additional updates to WDNR on October 25, 2022 and February 16, 2023. On April 10, 2023, the WDNR issued a third “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. concerning land-applied biosolids in the Marinette region. Tyco Fire Products and Johnson Controls, Inc. believe that they have complied with all applicable environmental laws and regulations. The Company cannot predict what regulatory or enforcement actions, if any, might result from the WDNR’s actions, or the consequences of any such actions.

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR’s requests. The parties are proceeding with fact discovery and the court has

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
set a trial date of December 3, 2024. The Company is vigorously defending this civil enforcement action and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

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

In November 2022, individuals filed six actions in Dane County, Wisconsin alleging personal injury and/or property damage against Tyco Fire Products, Johnson Controls Inc., Chemguard, Inc., and other unaffiliated defendants related to environmental matters at the FTC. Plaintiffs allege that use of AFFF products at the FTC and activities by third parties unrelated to the Company contaminated nearby drinking water sources, surface waters, and other natural resources and properties, including their personal properties. The individuals seek monetary damages for their personal injury and/or property damage. These lawsuits have been transferred to the MDL. These lawsuits are presently at the beginning stages of litigation. The Company is vigorously defending these cases and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 39 pending putative class actions in federal courts originating from 15 states and territories. All but two of these cases have been direct-filed in or transferred to the MDL and it is anticipated that the remaining cases will be transferred to the MDL.

AFFF Individual or Mass Actions

There are more than 3,900 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 3,900 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly filed state court actions will be similarly tagged and

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
transferred. There are several matters that are proceeding in state courts, including actions in Arizona and Illinois.

Tyco and Chemguard are also periodically notified by other individuals that they may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 350 cases involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 30 states. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation. The MDL court has set the first case for trial on June 5, 2023, (City of Stuart (Florida) v. 3M Co. et al.). On April 26, 2023, the parties entered a stipulation dismissing Chemguard with prejudice from the City of Stuart case, and it is expected that the parties will enter into a stipulation dismissing Tyco with prejudice from the City of Stuart case. The MDL Court has ordered the parties to conduct mediation of the water provider cases pending in the MDL.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)
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
March 31, 2023
(unaudited)
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

In March 2023, the Attorney General of the State of Maine filed a lawsuit in Maine state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage of the State’s natural resources allegedly resulting from the manufacture, distribution, release, promotion, sale, and use of PFAS-containing AFFF within the state. It is anticipated that this complaint will be removed to federal court and transferred to the MDL.

In March 2023, the Attorney General of the State of Illinois filed a lawsuit in Illinois state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage of the State’s environmental and natural resources allegedly resulting from the manufacture, storage, sale, distribution, marketing, and use of PFAS-containing AFFF within the State. It is anticipated that this complaint will be removed to federal court and transferred to the MDL.

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

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The government contractor defense is a form of immunity available to government contractors that produced products for the United States government pursuant to the government’s specifications. In September 2022, the AFFF MDL Court declined to grant summary judgment on the government contractor defense, ruling that various factual issues relevant to the defense must be decided by a jury rather than the Court. Tyco and Chemguard have insurance that has been in place for many years and the Company is pursuing this coverage for these matters. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2023
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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2023	September 30, 2022

Other current liabilities	$58	$58
Other noncurrent liabilities	370	380
Total asbestos-related liabilities	428	438
Other current assets	37	37
Other noncurrent assets	275	263
Total asbestos-related assets	312	300
Net asbestos-related liabilities	$116	$138

The following table presents the components of asbestos-related assets (in millions):

	March 31, 2023	September 30, 2022

Restricted
Cash	$6	$6
Investments	253	239
Total restricted assets	259	245
Insurance receivables for asbestos-related liabilities	53	55
Total asbestos-related assets	$312	$300

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
March 31, 2023
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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2023	September 30, 2022

Other current liabilities	$92	$89
Accrued compensation and benefits	22	22
Other noncurrent liabilities	233	230
Total self-insured liabilities	$347	$341

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	March 31, 2023	September 30, 2022

Other current assets	$10	$10
Other noncurrent assets	20	20
Total insurance receivables	$30	$30

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

The following information should be read in conjunction with the September 30, 2022 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 15, 2022. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended March 31, 2023 compared to the three months ended March 31, 2022, while "Year-to-Date" refers to the six months ended March 31, 2023 compared to the six months ended March 31, 2022.

Macroeconomic Trends

Much of the demand for the Company’s products and solutions is driven by construction, facility expansion, retrofit and maintenance projects within the commercial, institutional, industrial, data center, governmental and residential sectors. Construction projects are heavily dependent on general economic conditions, localized demand for real estate and the availability of credit, public funding or other financing sources. Positive or negative fluctuations in construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that the Company serves, as well as availability of credit, financing or funding for such projects, could have a corresponding impact on the Company’s financial condition, results of operations and cash flows.

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. During the three and six months ended March 31, 2023, revenue and profits were adversely impacted due to the strengthening of the U.S. dollar against foreign currencies.

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, safe, efficient and sustainable buildings. This demand is driven in part by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the U.S. Climate Smart Buildings Initiative, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by an increase in commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. The Company seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create smart, sustainable and healthy buildings. The Company is investing in new digital and product capabilities, including its OpenBlue platform, to enable it to deliver sustainable, high-efficiency products and tailored services to enable customers to achieve their sustainability goals. The Company is leveraging its install base, together with data-driven products and services, to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

The Company has experienced, and could continue to experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, the conflict between Russia and Ukraine, government-mandated actions in response to COVID-19, particularly in China, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. However, the Company is beginning to observe improved margins as supply chain disruptions ease and higher priced backlog is converted to sales. Although the Company has experienced recent improvement in its supply chain, the Company could experience further disruptions, shortages and cost increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

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

The COVID-19 pandemic has and could continue to impact aspects of the Company's operations and results. Recently, the Company’s facilities have generally operated at normal levels. As a result of the pandemic, the Company has seen an increase in demand for its products and solutions that promote building health and optimize customers’ infrastructure. However, the Company's results have been and could continue to be negatively influenced by COVID-19-related trends impacting site access and the labor force, which have and may continue to negatively impact the Company’s revenues and margins. This could include events such as the reinstitution of lockdowns or similar restrictive measures or the occurrence of labor shortages at the Company's facilities.

The extent to which the Company’s results of operations and financial condition are impacted in the future will depend on developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2022 filed with the United States Securities and Exchange Commission ("SEC") on November 15, 2022 for additional discussion of risks related to COVID-19.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Net sales	$6,686	$6,098	10%	$12,754	$11,960	7%

The increase in consolidated net sales for the three months ended March 31, 2023 was due to higher organic sales ($762 million) and incremental sales from acquisitions ($28 million), partially offset by the unfavorable impact of foreign currency translation ($198 million) and lower sales due to business divestitures ($4 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 13% as compared to the prior year, attributable to increased pricing in response to inflation pressures and higher volumes. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the six months ended March 31, 2023 was due to higher organic sales ($1,259 million) and incremental sales from acquisitions ($55 million), partially offset by the unfavorable impact of foreign currency translation ($498 million) and lower sales due to business divestitures ($22 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 11% as compared to the prior year, attributable to increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Cost of sales	$4,445	$4,141	7%	$8,422	$8,112	4%
Gross profit	2,241	1,957	15%	4,332	3,848	13%
% of sales	33.5%	32.1%		34.0%	32.2%

Cost of sales and gross profit increased for the three-month period ended March 31, 2023, and gross profit as a percentage of sales increased by 140 basis points. Gross profit increased due to sales growth and favorable price/cost, partially offset by unfavorable foreign currency translation ($62 million). Gross profit as a percentage of sales increased primarily due to favorable price/cost. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Cost of sales and gross profit increased for the six-month period ended March 31, 2023, and gross profit as a percentage of sales increased by 180 basis points. Gross profit increased due to sales growth and favorable price/cost, partially offset by unfavorable foreign currency translation ($156 million). Gross profit as a percentage of sales increased primarily due to favorable price/cost. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Selling, general and administrative expenses	$1,579	$1,454	9%	$3,150	$2,823	12%
% of sales	23.6%	23.8%		24.7%	23.6%

Selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 2023 increased $125 million, and SG&A as a percentage of sales decreased by 20 basis points. The increase in SG&A was primarily due to certain investments to support growth, one-time transaction and separation costs, partially offset by favorable foreign currency translation ($40 million) and the favorable year-over-year impact of net mark-to-market adjustments. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Selling, general and administrative expenses ("SG&A") for the six-month period ended March 31, 2023 increased $327 million, and SG&A as a percentage of sales increased by 110 basis points. The increase in SG&A was primarily due to certain investments to support growth, one-time transaction and separation costs and a loss associated with a fire at a leased warehouse facility, partially offset by favorable foreign currency translation ($105 million) and the favorable year-over-year impact of net mark-to-market adjustments. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Restructuring and impairment costs	$418	$384	9%	$763	$433	76%

Restructuring and impairment costs for the three-month period ended March 31, 2023 included $210 million of impairment costs related to the Global Retail business classified as held-for-sale, $184 million of goodwill impairment costs related to the Silent-Aire reporting unit, $17 million in severance charges and $7 million in other long-lived asset impairments and other restructuring costs.

Restructuring and impairment costs for the six-month period ended March 31, 2023 included $498 million of impairment costs related to businesses classified as held-for-sale, $184 million of goodwill impairment costs related to the Silent-Aire reporting unit, $47 million in severance charges and $34 million in other long-lived asset impairments and other restructuring costs.

Restructuring and impairment costs for the three and six month periods ended March 31, 2022 included $235 million of goodwill impairment costs related to the North America Retail reporting unit, $86 million of impairment costs related to businesses classified as held-for-sale, and $36 million of impairment related to internal-use software projects that were no longer probable of being completed. In addition, the three and six month periods ended March 31, 2022 included $9 million and $37 million of severance charges, respectively, and $18 million and $39 million, respectively, in other long-lived asset impairments and other restructuring costs.

Refer to Note 4, "Assets and Liabilities Held for Sale," Note 8, "Goodwill and Other Intangible Assets," and Note 17, "Significant Restructuring and Impairment Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Net financing charges	$71	$51	39%	$138	$104	33%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Equity income	$50	$42	19%	$112	$112	—%

The increase in equity income for the three months ended March 31, 2023 was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Income Tax Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Income tax provision	$49	$58	-16%	$63	$129	-51%
Effective tax rate	22.0%	52.7%		16.0%	21.5%

The effective tax rate for the three and six months ended March 31, 2023 decreased as compared to the three and six months ended March 31, 2022 primarily due to higher prior year tax impacts of impairment charges and the prior year establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business. Refer to Note 18, "Income Taxes," of the notes to the consolidated financial statements for further detail.

Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Income attributable to noncontrolling interests	$41	$41	—%	$79	$79	—%

Net Income Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Net income attributable to Johnson Controls	$133	$11	*	$251	$392	-36%
* Measure not meaningful

The increase in net income attributable to Johnson Controls for the three months ended March 31, 2023 was primarily due to higher gross profit, partially offset by higher SG&A, both of which are discussed above. The decrease in net income attributable to Johnson Controls for the six months ended March 31, 2023 was primarily due to higher restructuring and impairment costs and higher SG&A, partially offset by higher gross profit, all of which are discussed above.

Diluted earnings per share attributable to Johnson Controls for the three months ended March 31, 2023 was $0.19 compared to $0.02 for the three months ended March 31, 2022. Diluted earnings per share attributable to Johnson Controls for the six months ended March 31, 2023 was $0.36 compared to $0.56 for the six months ended March 31, 2022.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Comprehensive income attributable to Johnson Controls	$151	$13	*	$316	$481	-34%
* Measure not meaningful

The increase in comprehensive income attributable to Johnson Controls for the three months ended March 31, 2023 was due to higher net income attributable to Johnson Controls ($122 million) and an increase in other comprehensive income attributable to Johnson Controls ($16 million) resulting from realized and unrealized gains on derivatives and currency translation adjustments.

The decrease in comprehensive income attributable to Johnson Controls for the six months ended March 31, 2023 was due to lower net income attributable to Johnson Controls ($141 million) and a decrease in other comprehensive income attributable to Johnson Controls ($24 million) resulting from currency translation adjustments and higher realized and unrealized gains on derivatives in the prior year.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment EBITA, which represents income ns before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, restructuring and impairment costs, and net mark-to-market adjustments related to pension and postretirement plans and restricted asbestos investments.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Building Solutions North America	$2,520	$2,227	13%	$4,887	$4,379	12%
Building Solutions EMEA/LA	1,031	958	8%	2,006	1,917	5%
Building Solutions Asia Pacific	667	623	7%	1,313	1,298	1%
Global Products	2,468	2,290	8%	4,548	4,366	4%
	$6,686	$6,098	10%	$12,754	$11,960	7%

Three Months:

•The increase in Building Solutions North America was due to higher prices and volumes ($302 million) and incremental sales related to business acquisitions ($5 million), partially offset by the unfavorable impact of foreign currency translation ($14 million). Excluding the impacts of business acquisitions and foreign currency translation, sales growth was led by double-digit growth in HVAC & Controls and Fire & Security.

•The increase in Building Solutions EMEA/LA was due to higher prices ($104 million) and incremental sales related to business acquisitions ($23 million), partially offset by the unfavorable impact of foreign currency translation ($50 million) and business divestitures ($4 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by low double-digit growth in Fire & Security and HVAC & Controls. By region, there was strong organic growth in Europe and Latin America, with more modest growth in the Middle East.

•The increase in Building Solutions Asia Pacific was due to higher prices and volumes ($85 million), partially offset by the unfavorable impact of foreign currency translation ($41 million). Excluding the impacts of foreign currency translation, sales growth was led by continued demand for HVAC & Controls. By region, sales in China rebounded in the quarter, with strong double-digit growth in the service and install businesses.

•The increase in Global Products was due to higher prices and volumes ($271 million), partially offset by the unfavorable impact of foreign currency translation ($93 million). Excluding the impacts of foreign currency translation, sales growth was driven by strong growth in Applied, Fire Detection, Industrial Refrigeration and Commercial HVAC products.

Year-to-Date:

•The increase in Building Solutions North America was due to higher prices and volumes ($525 million) and incremental sales related to business acquisitions ($12 million), partially offset by the unfavorable impact of foreign currency translation ($29 million). Excluding the impacts of business acquisitions and foreign currency translation, sales growth was led by growth in HVAC & Controls and Fire & Security.

•The increase in Building Solutions EMEA/LA was due to higher prices ($207 million) and incremental sales related to business acquisitions ($43 million), partially offset by the unfavorable impact of foreign currency translation ($139 million) and business divestitures ($22 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by growth in Fire & Security and HVAC & Controls. By region, there was strong organic growth in Europe, Latin America and the Middle East.

•The increase in Building Solutions Asia Pacific was due to higher prices ($127 million), mostly offset by the unfavorable impact of foreign currency translation ($112 million). Excluding the impacts of foreign currency translation, sales growth was led by continued demand for HVAC & Controls. By region, sales in China grew, with strong growth in the service and install businesses.

•The increase in Global Products was due to the net impact of higher prices and lower volumes ($400 million), partially offset by the unfavorable impact of foreign currency translation ($218 million). Excluding the impacts of foreign currency translation, sales growth was driven by strong price realization and strong growth in Commercial HVAC, Fire Detection, Applied and Industrial Refrigeration products.

Segment EBITA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2023	2022	Change	2023	2022	Change

Building Solutions North America	$315	$235	34%	$582	$485	20%
Building Solutions EMEA/LA	69	79	-13%	144	183	-21%
Building Solutions Asia Pacific	79	74	7%	147	142	4%
Global Products	488	412	18%	870	713	22%
	$951	$800	19%	$1,743	$1,523	14%

Three Months:

•The increase in Building Solutions North America was primarily due to favorable price/cost, volume leverage and productivity savings.

•The decrease in Building Solutions EMEA/LA was primarily due to the unfavorable impact of certain non-recurring items and foreign currency translation ($7 million).

•The increase in Building Solutions Asia Pacific was primarily due to favorable price/cost, partially offset by the unfavorable impact of foreign currency translation ($8 million).

•The increase in Global Products was primarily due to strong price realization and improved productivity, partially offset by the unfavorable impact of foreign currency translation ($10 million).

Year-to-Date:

•The increase in Building Solutions North America was primarily due to favorable price/cost, volume leverage and productivity savings, partially offset by unfavorable project mix.

•The decrease in Building Solutions EMEA/LA was primarily due to the unfavorable impact of foreign currency translation ($16 million) and unfavorable project mix, partially offset by favorable volume leverage and productivity savings.

•The increase in Building Solutions Asia Pacific was primarily due to favorable price/cost, partially offset by the unfavorable impact of foreign currency translation ($18 million).

•The increase in Global Products was primarily due to strong price realization and productivity savings, partially offset by an uninsured loss associated with a fire at a leased warehouse facility and the unfavorable impact of foreign currency translation ($25 million).

Backlog

The Company’s backlog is applicable to its sales of systems and services. At March 31, 2023, the backlog was $13.0 billion, of which $11.7 billion was attributable to the building solutions (field) business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At March 31, 2023, remaining performance obligations were $18.8 billion, which is $5.8 billion higher than the Company's backlog of $13.0 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

	March 31,	September 30,
(in millions)	2023	2022	Change

Current assets	$12,756	$11,685
Current liabilities	(12,403)	(11,239)
	353	446	(21%)

Less: Cash and cash equivalents	(1,975)	(2,031)
Less: Current assets held for sale	(446)	(387)
Add: Short-term debt	1,737	669
Add: Current portion of long-term debt	922	865
Add: Current liabilities held for sale	316	236
Working capital (as defined)	$907	$(202)	*

Accounts receivable - net	$6,002	$5,528	9%
Inventories	3,048	2,510	21%
Accounts payable	4,348	4,241	3%
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

•The increase in working capital at March 31, 2023 as compared to September 30, 2022, was primarily due to increases in inventory due to supply chain disruptions and softer demand in the residential end market and in accounts receivable.

•The Company’s days sales in accounts receivable at March 31, 2023 and September 30, 2022 were 58 days and 51 days, respectively. There have been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended March 31, 2023 were lower than the comparable period ended September 30, 2022 primarily due to softer demand in the residential end market and certain other project delays.

•Days in accounts payable at both March 31, 2023 and September 30, 2022 were 85 days.

Cash Flows From Continuing Operations

	Six Months Ended March 31,
(in millions)	2023	2022

Cash provided by operating activities	$18	$324
Cash used by investing activities	(314)	(332)
Cash provided by financing activities	262	444

•The decrease in cash provided by operating activities was primarily due to the timing of accounts payable and accrued liabilities payments, partially offset by a lower cash outflow for inventory and lower net tax payments.

•The decrease in cash used by investing activities was primarily due to slightly lower capital expenditures and less cash paid for acquisitions.

•The decrease in cash provided by financing activities was primarily due to lower cash inflows from net debt and borrowings activity, partially offset by lower cash outflows for stock repurchases.

Capitalization

	March 31,	September 30,
(in millions)	2023	2022	Change

Short-term debt	$1,737	$669
Current portion of long-term debt	922	865
Long-term debt	7,832	7,426
Total debt	10,491	8,960	17%
Less: Cash and cash equivalents	1,975	2,031
Total net debt	8,516	6,929	23%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	15,890	16,268	(2)%
Total capitalization	$24,406	$23,197	5%

Total net debt as a % of total capitalization	34.9%	29.9%

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

•As of March 31, 2023, approximately $3.4 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.36 per common share in the quarter ended March 31, 2023 and intends to continue paying dividends throughout fiscal 2023.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $2.0 billion at March 31, 2023, are adequate to fund operations and meet its obligations for the foreseeable future. The Company expects requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2023 will be funded from operations, supplemented by short- and long-term borrowings, if required.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. The Company had $1,554 million and $172 million of commercial paper outstanding as of March 31, 2023 and September 30, 2022, respectively.

–The Company maintains a shelf registration statement with the SEC under which it may issue additional debt securities, ordinary shares, preferred shares, depository shares, warrants purchase contracts and units that may be offered in one or more offerings on terms to be determined at the time of the offering. The Company anticipates that the proceeds of any offering would be used for general corporate purposes, including repayment of indebtedness, acquisitions, additions to working capital, repurchases of ordinary shares, dividends, capital expenditures and investments in the Company's subsidiaries.

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in November 2023. There were no draws on the revolving credit facilities as of March 31, 2023 and September 30, 2022.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of March 31, 2023, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2023, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2023, the Company believes the long-term rate of return will approximate 8.25%, 3.70% and 6.65% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first six months of fiscal 2023, the Company made approximately $26 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $38 million in cash to its defined benefit pension plans in fiscal 2023. The Company expects to contribute $3 million in cash to its postretirement plans in fiscal 2023.

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

Co-Issued Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934 with respect to the following unsecured, unsubordinated senior notes (collectively, ("the Notes) which were issued by Johnson Controls International plc ("Parent Company") and Tyco Fire & Security Finance S.C.A. (“TFSCA”):

•€500 million aggregate principal amount of 0.375% Senior Notes due 2027
•€600 million aggregate principal amount of 3.000% Senior Notes due 2028
•$625 million aggregate principal amount of 1.750% Senior Notes due 2030
•$500 million aggregate principal amount of 2.000% Sustainability-Linked Senior Notes due 2031
•$400 million aggregate principal amount of 4.900% Senior Notes due 2032
•€500 million aggregate principal amount of 1.000% Senior Notes due 2032

TFSCA is a corporate partnership limited by shares (société en commandite par actions) incorporated and organized under the laws of the Grand Duchy of Luxembourg (“Luxembourg”) and is a wholly-owned consolidated subsidiary of the Company that is 99.924% owned directly by the Parent Company and 0.076% owned by TFSCA’s sole general partner and manager, Tyco Fire & Security S.à r.l., which is itself wholly-owned by the Company. The Parent Company is incorporated and organized under the laws of Ireland. TFSCA is incorporated and organized under the laws of Luxembourg. The bankruptcy, insolvency, administrative, debtor relief and other laws of Luxembourg or Ireland, as applicable, may be materially different from, or in conflict with, those of the United States, including in the areas of rights of creditors, priority of governmental and other creditors, ability to obtain post-petition interest and duration of the proceeding. The application of these laws, or any conflict among them, could adversely affect noteholders’ ability to enforce their rights under the Notes in those jurisdictions or limit any amounts that they may receive.

The tables below set forth summarized financial information of the Parent Company and TFSCA (collectively, the “Obligor Group”) on a combined basis after intercompany transactions have been eliminated, including adjustments to remove the receivable and payable balances, investment in, and equity in earnings from, those subsidiaries of the Parent Company other than TFSCA (collectively, the "Non-Obligor Subsidiaries").

The following table presents summarized income statement information (in millions):

	Six Months Ended March 31, 2023	Year Ended September 30, 2022
Net sales	$—	$—
Gross profit	—	—
Net loss	(228)	(268)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(228)	(268)

Excluded from the table above are intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Six Months Ended March 31, 2023	Year Ended September 30, 2022
Net sales	$—	$—
Gross profit	—	—
Net income (loss)	(32)	92
Income attributable to noncontrolling interests	—	—
Net income (loss) attributable to the entity	(32)	92

The following table presents summarized balance sheet information as of March 31, 2023 and September 30, 2022 (in millions):

	March 31, 2023	September 30, 2022
Current assets	$22	$1,231
Noncurrent assets	248	243
Current liabilities	7,493	5,463
Noncurrent liabilities	7,571	7,176
Noncontrolling interests	—	—

Excluded from the table above are intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	March 31, 2023	September 30, 2022
Current assets	$1,926	$455
Noncurrent assets	1,947	2,952
Current liabilities	6,401	2,538
Noncurrent liabilities	6,354	6,228
Noncontrolling interests	—	—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2021, the Company's Board of Directors approved a $4.0 billion increase to the Company's share repurchase authorization, adding to the $2.0 billion remaining as of December 31, 2020 under the prior share repurchase authorization approved in 2019. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three months and six months ended March 31, 2023, the Company repurchased approximately $93 million and $247 million of its ordinary shares on an open market. As of March 31, 2023, approximately $3.4 billion remains available under the share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
1/1/23 - 1/31/23
Purchases by Company	416,756	$66.99	416,756	3,432,660,109
2/1/23 - 2/28/23
Purchases by Company	453,642	64.97	453,642	3,403,185,963
3/1/23 - 3/31/23
Purchases by Company	582,666	61.20	582,666	3,367,524,831

During the three months ended March 31, 2023, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: May 5, 2023	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer