Form 10-Q
period 2023-06-30
Johnson Controls International plc
filed 2023-08-02
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number: 001-13836

JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange
1.000% Senior Notes due 2023	JCI23A	New York Stock Exchange
3.625% Senior Notes due 2024	JCI24A	New York Stock Exchange
1.375% Notes due 2025	JCI25A	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange
4.250% Senior Notes due 2035	JCI35	New York Stock Exchange
6.000% Notes due 2036	JCI36A	New York Stock Exchange
5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
5.125% Notes due 2045	JCI45B	New York Stock Exchange
6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange

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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at June 30, 2023
Ordinary Shares, $0.01 par value per share	680,320,034

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales
Products and systems	$5,431	$5,082	$15,070	$14,119
Services	1,702	1,532	4,817	4,455
	7,133	6,614	19,887	18,574
Cost of sales
Products and systems	3,708	3,549	10,337	9,996
Services	994	865	2,787	2,530
	4,702	4,414	13,124	12,526

Gross profit	2,431	2,200	6,763	6,048

Selling, general and administrative expenses	(1,555)	(1,589)	(4,705)	(4,412)
Restructuring and impairment costs	(81)	(121)	(844)	(554)
Net financing charges	(80)	(49)	(218)	(153)
Equity income	78	63	190	175

Income before income taxes	793	504	1,186	1,104

Income tax (benefit) provision	(329)	61	(266)	190

Net income	1,122	443	1,452	914

Income attributable to noncontrolling interests	73	64	152	143

Net income attributable to Johnson Controls	$1,049	$379	$1,300	$771

Earnings per share attributable to Johnson Controls
Basic	$1.54	$0.55	$1.90	$1.10
Diluted	1.53	0.55	1.89	1.10

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Net income	$1,122	$443	$1,452	$914

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(72)	(356)	28	(286)
Realized and unrealized gains (losses) on derivatives	4	(22)	7	(5)
Pension and postretirement plans	(1)	—	(2)	(2)

Other comprehensive income (loss)	(69)	(378)	33	(293)

Total comprehensive income	1,053	65	1,485	621

Comprehensive income attributable to noncontrolling interests:
Net income	73	64	152	143

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(47)	(58)	(5)	(66)
Realized and unrealized gains (losses) on derivatives	2	(3)	(3)	1
Other comprehensive loss	(45)	(61)	(8)	(65)
Comprehensive income attributable to noncontrolling interests	28	3	144	78
Comprehensive income attributable to Johnson Controls	$1,025	$62	$1,341	$543

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	June 30, 2023	September 30, 2022
Assets

Cash and cash equivalents	$1,057	$2,031
Accounts receivable, less allowance for expected credit losses of $89 and $66, respectively	6,540	5,727
Inventories	3,092	2,665
Other current assets	1,317	1,262
Current assets	12,006	11,685

Property, plant and equipment - net	3,187	3,131
Goodwill	17,644	17,350
Other intangible assets - net	4,831	5,155
Investments in partially-owned affiliates	988	963
Other noncurrent assets	4,124	3,874
Total assets	$42,780	$42,158

Liabilities and Equity

Short-term debt	$186	$669
Current portion of long-term debt	1,081	865
Accounts payable	4,296	4,368
Accrued compensation and benefits	954	1,003
Deferred revenue	1,918	1,804
Other current liabilities	2,693	2,530
Current liabilities	11,128	11,239

Long-term debt	8,497	7,426
Pension and postretirement benefits	334	358
Other noncurrent liabilities	5,358	5,733
Long-term liabilities	14,189	13,517

Commitments and contingencies (Note 21)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,237)	(1,203)
Capital in excess of par value	17,325	17,224
Retained earnings	1,099	1,151
Accumulated other comprehensive loss	(870)	(911)
Shareholders’ equity attributable to Johnson Controls	16,324	16,268
Noncontrolling interests	1,139	1,134
Total equity	17,463	17,402
Total liabilities and equity	$42,780	$42,158

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2023	2022
Operating Activities of Continuing Operations
Net income attributable to Johnson Controls	$1,300	$771
Income attributable to noncontrolling interests	152	143
Net income	1,452	914
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	621	633
Pension and postretirement benefit expense (income)	(23)	8
Pension and postretirement contributions	(38)	(83)
Equity in earnings of partially-owned affiliates, net of dividends received	(27)	(25)
Deferred income taxes	(270)	(241)
Noncash restructuring and impairment charges	701	430
Equity-based compensation	92	79
Other - net	(104)	(47)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(667)	(637)
Inventories	(383)	(761)
Other assets	(214)	(276)
Restructuring reserves	33	(2)
Accounts payable and accrued liabilities	(127)	788
Accrued income taxes	(215)	31
Cash provided by operating activities from continuing operations	831	811

Investing Activities of Continuing Operations
Capital expenditures	(366)	(430)
Sale of property, plant and equipment	28	38
Acquisition of businesses, net of cash acquired	(260)	(236)
Other - net	22	40
Cash used by investing activities from continuing operations	(576)	(588)

Financing Activities of Continuing Operations
Net proceeds from borrowings with maturities less than three months	(248)	1,693
Proceeds from debt	1,171	544
Repayments of debt	(536)	(3)
Stock repurchases and retirements	(613)	(1,427)
Payment of cash dividends	(729)	(674)
Dividends paid to noncontrolling interests	(149)	(121)
Other - net	(7)	17
Cash provided (used) by financing activities from continuing operations	(1,111)	29

Discontinued Operations - Cash used by operating activities	—	(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	(49)
Increase (decrease) in cash, cash equivalents and restricted cash	(923)	199
Cash, cash equivalents and restricted cash at beginning of period	2,066	1,342
Cash, cash equivalents and restricted cash at end of period	1,143	1,541
Less: Restricted cash	86	35
Cash and cash equivalents at end of period	$1,057	$1,506

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$15,890	$16,536	$16,268	$17,562

Ordinary Shares - Beginning and ending balance	7	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,235)	(1,200)	(1,203)	(1,152)
Employee equity-based compensation withholding taxes	(2)	(1)	(34)	(49)
Ending balance	(1,237)	(1,201)	(1,237)	(1,201)

Capital in Excess of Par Value
Beginning balance	17,295	17,174	17,224	17,116
Share-based compensation expense	22	—	66	—
Other, including options exercised	8	25	35	83
Ending balance	17,325	17,199	17,325	17,199

Retained Earnings
Beginning balance	669	900	1,151	2,025
Net income attributable to Johnson Controls	1,049	379	1,300	771
Cash dividends declared	(253)	(242)	(739)	(724)
Repurchases and retirements of ordinary shares	(366)	(392)	(613)	(1,427)
Ending balance	1,099	645	1,099	645

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(846)	(345)	(911)	(434)
Other comprehensive income	(24)	(317)	41	(228)
Ending balance	(870)	(662)	(870)	(662)
Ending Balance	16,324	15,988	16,324	15,988

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,188	1,152	1,134	1,191
Comprehensive income attributable to noncontrolling interests	28	3	144	78
Dividends attributable to noncontrolling interests	(77)	—	(139)	(121)
Change in noncontrolling interest share	—	—	—	7
Ending Balance	1,139	1,155	1,139	1,155

Total Shareholders' Equity	$17,463	$17,143	$17,463	$17,143
Cash Dividends Declared per Ordinary Share	$0.37	$0.35	$1.08	$1.04

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)

1.Basis of Presentation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company," or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 15, 2022. The results of operations for the three and nine month periods ended June 30, 2023 are not necessarily indicative of results for the Company’s 2023 fiscal year because of seasonal and other factors.

Assets and liabilities of the Global Retail business which were classified as held for sale in prior periods have been reclassified to conform with the current period presentation. Refer to Note 4, "Assets and Liabilities Held for Sale," of the notes to the consolidated financial statements for further details.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
Restricted Cash

Restricted cash relates to amounts restricted for payment of asbestos liabilities and certain litigation and environmental matters. Restricted cash is recorded primarily within other current assets in the consolidated statements of financial position and totaled $86 million and $35 million at June 30, 2023 and September 30, 2022, respectively.

Prior Period Revision – Statement of Cash Flows

The Company revised the amounts previously reported as net proceeds from borrowings with maturities less than three months and proceeds from debt for certain short-term debt transactions that were incorrectly presented on a net basis within the financing activities section of the consolidated statements of cash flows for the nine months ended June 30, 2022. Interim and annual amounts for the year ended September 30, 2022 and annual amounts for the years ended September 30, 2021 and 2020 were similarly impacted. Prior period amounts will be revised with future Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filings. Cash provided by financing activities and the total increase (decrease) in cash, cash equivalents and restricted cash were unchanged for all affected periods. The Company does not believe the impact of incorrect presentation is material to any periods.

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

3.Acquisitions and Divestitures

During the first nine months of fiscal 2023, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $306 million, of which $260 million was paid as of June 30, 2023. In connection with the acquisitions, the Company recorded goodwill of $51 million within the Building Solutions Asia Pacific segment, $12 million within the Building Solutions EMEA/LA segment and $121 million within the Global Products segment. These amounts are based on the preliminary purchase price allocations and are subject to change as the purchase price allocations are completed.

The Company completed no divestitures during the first nine months of fiscal 2023.

During the first nine months of fiscal 2022, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $287 million, of which $236 million was paid as of June 30, 2022. In connection with the acquisitions, the Company recorded goodwill of $45 million within the Building Solutions Asia Pacific segment, $68 million within the Building Solutions EMEA/LA segment, $24 million within the Building Solutions North America segment and $45 million with the Global Products segment.

During the first nine months of fiscal 2022, the Company completed a divestiture within the Buildings Solutions EMEA/LA segment. The selling price, net of cash divested, was $18 million, of which $16 million was received as of June 30, 2022. In connection with the divestiture, the Company reduced goodwill by $5 million.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
Acquisitions and divestitures were not material individually or in the aggregate during the first nine months of fiscal 2023 or 2022.

Subsequent Event

On July 13, 2023, the Company acquired FM:Systems, a leading digital workplace management and Internet of Things (IoT) solutions provider for facilities and real estate professionals. The base purchase price for the transaction was $455 million, plus up to $155 million in payments to be made subject to the achievement of post-closing earn-out milestones over the next two years. Preliminary purchase accounting is not yet available due to the timing of close of the transaction.

4.     Assets and Liabilities Held for Sale

During fiscal 2022, the Company determined that its Global Retail business within its Building Solutions North America, Building Solutions Asia Pacific and Building Solutions EMEA/LA segments and a business within the Building Solutions Asia Pacific segment both met the criteria to be classified as held for sale. The assets and liabilities of both businesses were presented as held for sale in the Company's consolidated statements of financial position as of September 30, 2022 and in previously filed quarterly financial statements. Assets and liabilities held for sale are recorded at the lower of carrying value or fair value, less costs to sell in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of ASC 360-10, are tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less cost to sell. The businesses did not meet the criteria to be classified as discontinued operations as neither planned divestiture represented a strategic shift that would have a major effect on the Company's operations and financial results.

During the third quarter of fiscal 2023, the Company concluded that its Global Retail business no longer met the criteria to be classified as held for sale, as it is no longer probable that it will be sold in the next 12 months. As a result, the assets and liabilities were reclassified to held and used on the consolidated statements of financial position as of both June 30, 2023 and September 30, 2022. The net assets were reclassified to held and used at the lower of fair value or adjusted carrying value in the current period, and due to prior period impairment charges recorded, there was no impact to the consolidated statements of income as a result of this reclassification.

No impairment charges were recorded during the three months ended June 30, 2023. During the nine months ended June 30, 2023, the Company recorded impairment charges for the Global Retail business of $438 million and the Building Solutions Asia Pacific segment of $60 million. The impairment charges were primarily due to reductions in the estimated fair values of the businesses to be disposed as a result of negotiations with potential buyers and were recorded within restructuring and impairment costs in the consolidated statements of income.

The business in the Building Solutions Asia Pacific segment was sold on August 1, 2023. The net assets were not significant to the consolidated statements of financial position. The Company is finalizing its accounting for the transaction and any gain or loss on sale is not expected to be significant.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
5.     Revenue Recognition

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended June 30,
	2023			2022
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,636	$1,029	$2,665	$1,481	$945	$2,426
Building Solutions EMEA/LA	571	474	1,045	537	415	952
Building Solutions Asia Pacific	537	199	736	493	172	665
Global Products	2,687	—	2,687	2,571	—	2,571

Total	$5,431	$1,702	$7,133	$5,082	$1,532	$6,614

	Nine Months Ended June 30,
	2023			2022
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$4,641	$2,911	$7,552	$4,123	$2,682	$6,805
Building Solutions EMEA/LA	1,705	1,346	3,051	1,617	1,252	2,869
Building Solutions Asia Pacific	1,489	560	2,049	1,442	521	1,963
Global Products	7,235	—	7,235	6,937	—	6,937

Total	$15,070	$4,817	$19,887	$14,119	$4,455	$18,574

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
HVAC	$1,973	$1,889	$5,170	$5,030
Fire & Security	626	610	1,819	1,732
Industrial Refrigeration	88	72	246	175
Total	$2,687	$2,571	$7,235	$6,937

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
June 30, 2023
(unaudited)
The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	June 30, 2023	September 30, 2022
Contract assets - current	Accounts receivable - net	$2,080	$2,067
Contract assets - noncurrent	Other noncurrent assets	79	79
Contract liabilities - current	Deferred revenue	1,918	1,804
Contract liabilities - noncurrent	Other noncurrent liabilities	292	282

For the three months ended June 30, 2023 and 2022, the Company recognized revenue of $222 million and $193 million, respectively, that was included in the beginning of period contract liability balance. For the nine months ended June 30, 2023 and 2022, the Company recognized revenue of $1,387 million and $1,252 million, respectively, that was included in the beginning of period contract liability balance

Performance Obligations

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

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $19.2 billion, of which approximately 65% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	June 30, 2023	September 30, 2022
Other current assets	$159	$139
Other noncurrent assets	212	174
Total	$371	$313

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
During the three months ended June 30, 2023 and 2022, the Company recognized amortization expense of $66 million and $48 million, respectively, related to costs to obtain or fulfill a contract. During the nine months ended June 30, 2023 and 2022, the Company recognized amortization expense of $188 million and $145 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three and nine months ended June 30, 2023 and 2022.

6.    Accounts Receivable

The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. For the majority of these agreements, for ease of administration, the Company collects customer payments related to the factored receivables on behalf of the financial institutions but otherwise maintains no continuing involvement with respect to the factored receivables. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. The Company sold $425 million and $1,261 million of accounts receivable under these factoring agreements during the three and nine months ended June 30, 2023, respectively. The Company sold $244 million and $612 million of accounts receivable under these factoring agreements during the three and nine months ended June 30, 2022, respectively. The cost of factoring such receivables was not material. Previously sold receivables still outstanding were $397 million and $476 million as of June 30, 2023 and September 30, 2022, respectively.

7.     Inventories

Inventories consisted of the following (in millions):

	June 30, 2023	September 30, 2022

Raw materials and supplies	$1,261	$1,040
Work-in-process	259	203
Finished goods	1,572	1,422
Inventories	$3,092	$2,665

8.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	Nine Months Ended June 30, 2023
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$9,630	$1,794	$1,116	$5,591	18,131
Accumulated impairment loss	(659)	(47)	—	(75)	(781)
Balance at beginning of period	8,971	1,747	1,116	5,516	17,350
Acquisitions (1)	—	12	51	121	184
Impairments	—	—	—	(184)	(184)
Foreign currency translation and other	17	174	21	82	294
Balance at end of period	$8,988	$1,933	$1,188	$5,535	$17,644
(1) Includes measurement period adjustments

The Company tests goodwill for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. In the second quarter of fiscal 2023, management completed an updated comprehensive review of the Silent-Aire reporting unit, including its current quarter results and its nearer term

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
forecast. Due to actual results being lower than its business plan, and the nearer term forecast being revised to reflect lower margins and earnings, the Company determined a triggering event had occurred and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $184 million within restructuring and impairment costs in the consolidated statements of income in the second quarter of fiscal 2023, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Silent-Aire reporting unit has no remaining goodwill balance as of June 30, 2023. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." There were no other triggering events requiring that an impairment assessment be conducted in the nine months ended June 30, 2023. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	June 30, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,479	$(771)	$708	$1,481	$(728)	$753
Customer relationships	2,975	(1,451)	1,524	3,011	(1,340)	1,671
Miscellaneous	878	(422)	456	949	(425)	524
	5,332	(2,644)	2,688	5,441	(2,493)	2,948
Indefinite-lived intangible assets
Trademarks/trade names	2,143	—	2,143	2,207	—	2,207
	2,143	—	2,143	2,207	—	2,207
Total intangible assets	$7,475	$(2,644)	$4,831	$7,648	$(2,493)	$5,155

Amortization of other intangible assets for the three-month periods ended June 30, 2023 and 2022 was $111 million and $102 million, respectively. Amortization of other intangible assets for the nine month periods ended June 30, 2023 and 2022 was $319 million and $326 million, respectively.

The Company tests indefinite-lived intangible assets for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring that an impairment assessment be conducted in the nine months ended June 30, 2023. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

9.    Leases

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	June 30, 2023	September 30, 2022
Operating lease right-of-use assets	Other noncurrent assets	$1,423	$1,332
Operating lease liabilities - current	Other current liabilities	321	288
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,111	1,040

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
The following table presents supplemental noncash operating lease activity, excluding leases acquired in business combinations (in millions):

	Nine Months Ended June 30,
	2023	2022
Right-of-use assets obtained in exchange for operating lease liabilities	$347	$263

10.    Debt and Financing Arrangements

Short-term debt consisted of the following (in millions):

	June 30,	September 30,
	2023	2022
Bank borrowings	$23	$10
Commercial paper	—	172
Term loans	163	487
	$186	$669
Weighted average interest rate on short-term debt outstanding	3.8%	0.5%

As of June 30, 2023, the Company had a syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in November 2023. As of June 30, 2023, there were no draws on the facilities.

Financing Activity

The Company entered into the following financing activities during the current fiscal year:

•October 2022
–Repaid a €200 million ($196 million as of September 30, 2022) term loan with an interest rate of EURIBOR plus 0.5%

–Issued a €150 million ($163 million as of March 31, 2023) term loan with an interest rate of EURIBOR plus 0.7% which is due in April 2024

•January 2023 - Repaid $32 million of outstanding 4.625% Notes due 2023

•March 2023
–Repaid a €150 million ($147 million as of September 30, 2022) term loan with an interest rate of 0.0%

–Repaid a €135 million ($133 million as of September 30, 2022) term loan with an interest rate of EURIBOR plus 0.5%

–Issued a €150 million ($163 million as of March 31, 2023) term loan with an interest rate of EURIBOR plus 0.4% which is due March 2024

•May 2023 - Together with its wholly owned subsidiary, Tyco Fire & Security Finance S.C.A., co-issued an €800 million ($868 million as of June 30, 2023) bond with an interest rate of 4.25% which is due May 2035.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
Net Financing Charges

Net financing charges consisted of the following (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Interest expense, net of capitalized interest costs	$79	$54	$219	$165
Other financing charges	13	6	34	16
Interest income	(10)	(2)	(17)	(5)
Net foreign exchange results for financing activities	(2)	(9)	(18)	(23)
Net financing charges	$80	$49	$218	$153

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the three and nine months ended June 30, 2023 and 2022.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	June 30, 2023	September 30, 2022

Copper	3,493	3,629
Aluminum	7,860	6,758

In March, April and May 2023, the Company entered into forward-starting interest rate swaps with a combined notional amount of €400 million to reduce the market risk associated with changes in interest rates on future potential debt

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
issuances. The swaps were terminated in May 2023 when the anticipated debt was issued. Accumulated amounts recorded in AOCI as of the date of the debt issuance are amortized to interest expense over the life of the respective debt.

Net Investment Hedges

The Company enters into foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in AOCI attributable to Johnson Controls ordinary shareholders where they offset currency gains and losses recorded on the Company's net investments globally.

The following table summarizes net investment hedges (in billions):

	June 30,	September 30,
	2023	2022
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments under ASC 815		Derivatives and Hedging Activities Not Designated as Hedging Instruments under ASC 815
	June 30,	September 30,	June 30,	September 30,
	2023	2022	2023	2022
Other current assets
Foreign currency exchange derivatives	$14	$30	$34	$24
Total assets	$14	$30	$34	$24

Other current liabilities
Foreign currency exchange derivatives	$18	$24	$21	$27
Commodity derivatives	4	10	—	—
Long-term debt
Foreign currency denominated debt	3,376	3,077	—	—
Total liabilities	$3,398	$3,111	$21	$27

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	June 30,	September 30,	June 30,	September 30,
	2023	2022	2023	2022
Gross amount recognized	$48	$54	$3,419	$3,138
Gross amount eligible for offsetting	(16)	(42)	(16)	(42)
Net amount	$32	$12	$3,403	$3,096
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Foreign currency exchange derivatives	$3	$3	$(9)	$26
Commodity derivatives	(6)	(24)	1	(20)
Interest rate swaps	1	—	6	—
Total	$(2)	$(21)	$(2)	$6

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2023	2022	2023	2022
Foreign currency exchange derivatives	Cost of sales	$(6)	$14	$(2)	$25
Commodity derivatives	Cost of sales	1	(4)	(7)	(9)
Interest rate swaps	Net financing charges	—	(1)	—	(2)
Total		$(5)	$9	$(9)	$14

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2023	2022	2023	2022
Foreign currency exchange derivatives	Cost of sales	$(9)	$1	$(17)	$8
Foreign currency exchange derivatives	Net financing charges	(54)	(16)	(118)	72
Equity swap	Selling, general and administrative	—	(4)	—	(5)
Total		$(63)	$(19)	$(135)	$75

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $30 million and $192 million for the three months ended June 30, 2023 and 2022, respectively. Pre-tax gains (losses) on net investment hedges recorded as CTA within other comprehensive income (loss) were $(299) million and $315 million for the nine months ended June 30, 2023 and 2022, respectively. No gains or losses were reclassified from CTA into income during the three and nine months ended June 30, 2023 and 2022.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$48	$—	$48	$—
Other noncurrent assets
Deferred compensation plan assets	46	46	—	—
Exchange traded funds (fixed income)(1)	80	80	—	—
Exchange traded funds (equity)(1)	160	160	—	—
Total assets	$334	$286	$48	$—
Other current liabilities
Foreign currency exchange derivatives	$39	$—	$39	$—
Commodity derivatives	4	—	4	—
Contingent earn-out liabilities	35	—	—	35
Other noncurrent liabilities
Contingent earn-out liabilities	22	—	—	22
Total liabilities	$100	$—	$43	$57

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
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

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2022	$60
Acquisitions	36
Payments	(4)
Reduction for change in estimates	(36)
Currency translation	1
Balance at June 30, 2023	$57

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
June 30, 2023
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

The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Deferred compensation plan assets	$1	$(7)	$6	$(7)
Investments in exchange traded funds	11	(61)	34	(67)

All of the gains (losses) on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. At June 30, 2023, the fair value of long-term debt was $8.7 billion, including public debt of $8.5 billion and other long-term debt of $0.2 billion. At September 30, 2022, the fair value of long-term debt was $7.3 billion, including public debt of $7.1 billion and other long-term debt of $0.2 billion. The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

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

A summary of the stock-based awards granted is presented below:

	Nine Months Ended June 30,
	2023		2022
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value
Restricted stock/units	1,799,240	$66.28	1,431,550	$75.62
Performance shares	339,191	79.54	482,030	82.88
Stock options	570,140	18.21	548,398	18.59

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
Performance Share Awards

The following table summarizes the assumptions used in determining the fair value of performance share units granted:

	Nine Months Ended June 30,
	2023	2022
Risk-free interest rate	4.04%	0.99%
Expected volatility of the Company’s stock	33.5%	30.0%
Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Nine Months Ended June 30,
	2023	2022
Expected life of option (years)	5.8	6.0
Risk-free interest rate	3.59%	1.35%
Expected volatility of the Company’s stock	29.4%	27.8%
Expected dividend yield on the Company’s stock	2.10%	1.71%

14. Earnings Per Share

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Net income attributable to Johnson Controls	$1,049	$379	$1,300	$771

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	683.3	692.2	685.7	698.6
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2.9	2.7	3.1	3.8
Diluted weighted average shares outstanding	686.2	694.9	688.8	702.4

Antidilutive Securities
Stock options and unvested restricted stock	0.2	0.6	0.3	0.3

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
15.    Equity

Share repurchase program

During the three and nine months ended June 30, 2023, the Company repurchased and immediately retired $366 million and $613 million of its ordinary shares, respectively. For the three and nine months ended June 30, 2022, the Company repurchased and immediately retired $392 million and $1,427 million of its ordinary shares, respectively. As of June 30, 2023, approximately $3.0 billion remains available under the Company's share repurchase program, which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended June 30,
	2023	2022

Foreign currency translation adjustments
Balance at beginning of period	$(843)	$(343)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	(25)	(298)
Balance at end of period	(868)	(641)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(3)	(4)
Current period changes in fair value (net of tax effect of $0 and $(4))	(1)	(13)
Reclassification to income (net of tax effect of $1 and $(3))(1)	3	(6)
Balance at end of period	(1)	(23)

Pension and postretirement plans
Balance at beginning of period	—	2
Reclassification to income (net of tax effect of $0 and $0)	(1)	—
Balance at end of period	(1)	2
Accumulated other comprehensive loss, end of period	$(870)	$(662)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)

	Nine Months Ended June 30,
	2023	2022

Foreign currency translation adjustments
Balance at beginning of period	$(901)	$(421)
Aggregate adjustment for the period (net of tax effect of $0 and $0)	33	(220)
Balance at end of period	(868)	(641)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(11)	(17)
Current period changes in fair value (net of tax effect of $1 and $2)	3	3
Reclassification to income (net of tax effect of $1 and $(5))(1)	7	(9)
Balance at end of period	(1)	(23)

Pension and postretirement plans
Balance at beginning of period	1	4
Reclassification to income (net of tax effect of $(1) and $(1))	(2)	(2)
Balance at end of period	(1)	2
Accumulated other comprehensive loss, end of period	$(870)	$(662)

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

16.    Pension and Postretirement Plans

The components of the Company’s net periodic benefit cost (credit) associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Interest cost	$21	$17	$62	$38
Expected return on plan assets	(34)	(37)	(101)	(119)
Net actuarial loss (gain)	(6)	106	17	124
Settlement loss	—	2	1	3
Net periodic benefit cost (credit)	$(19)	$88	$(21)	$46

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Service cost	$4	$5	$11	$16
Interest cost	18	10	51	30
Expected return on plan assets	(20)	(20)	(57)	(62)
Net actuarial gain	—	(19)	—	(20)
Settlement loss (gain)	—	(1)	—	7
Net periodic benefit cost (credit)	$2	$(25)	$5	$(29)

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Interest cost	$1	$—	$3	$1
Expected return on plan assets	(3)	(3)	(7)	(7)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net periodic benefit credit	$(3)	$(4)	$(7)	$(9)

Cumulative fiscal 2023 lump sum payouts triggered remeasurement events for certain pension plans in each quarter of fiscal 2023. During the three months ended June 30, 2023, the Company recognized net actuarial gains of $6 million, primarily due to increases in discount rates, partially offset by unfavorable asset performance. During the nine months ended June 30, 2023, the Company recognized net actuarial losses of $17 million, primarily due to net decreases in discount rates, partially offset by net favorable plan asset performance.

Cumulative fiscal 2022 lump sum payouts triggered remeasurement events for certain pension plans in each quarter of fiscal 2022. During the three and nine months ended June 30, 2022, the Company recognized net actuarial losses of $87 million and $104 million, respectively, primarily due to unfavorable plan asset performance, partially offset by increases in discount rates.

17.    Restructuring Costs

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to various restructuring activities as necessary. Restructuring activities generally result in charges for workforce reductions, plant closures, asset impairments and other related costs which are reported as restructuring and impairment costs in the Company’s consolidated statements of income. The Company expects the restructuring activities to reduce cost of sales and selling, general and administrative expenses ("SG&A") due to reduced employee-related costs, depreciation and amortization expense.

In the third quarter of fiscal 2023, the Company began developing a restructuring plan with certain actions focused on continued scaling of SG&A expenses to its planned growth. Early actions of this plan were committed to during the third quarter and charges, primarily related to workforce reductions, were recorded to restructuring and impairment costs in the consolidated statements of income, and additional restructuring charges are expected in subsequent quarters. The scope of the plan is expected to be finalized during the fourth quarter of fiscal 2023. Restructuring charges incurred during the first and second quarters of fiscal 2023 were the result of other segment and Corporate-level restructuring plans.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
Refer to Note 4, "Assets and Liabilities Held for Sale," and Note 8, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for disclosure of other impairment costs.

The following table summarizes restructuring costs (in millions):

	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023

Building Solutions North America	$10	$16
Building Solutions EMEA/LA	40	61
Building Solutions Asia Pacific	6	12
Global Products	15	42
Corporate	10	31
Total	$81	$162

The following table summarizes changes in the restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position, for new restructuring actions taken in the nine months ended June 30, 2023 (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring costs	$114	$20	$28	$162
Utilized—cash	(51)	—	(15)	(66)
Utilized—noncash	—	(20)	(2)	(22)
Balance at June 30, 2023	$63	$—	$11	$74

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

For the three months ended June 30, 2023, the Company's effective tax rate was (41.5%) and was lower than the statutory tax rate of 12.5% primarily due to reserve adjustments resulting from tax audit developments and the benefits of continuing global tax planning, partially offset by tax rate differentials.

For the nine months ended June 30, 2023, the Company's effective tax rate was (22.4%) and was lower than the statutory tax rate of 12.5% primarily due to reserve adjustments resulting from tax audit developments and the benefits of continuing global tax planning, partially offset by the tax impact of an impairment charge and tax rate differentials.

For the three months ended June 30, 2022, the Company's effective tax rate was 12.1% and was lower than the statutory tax rate of 12.5% primarily due to the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives, partially offset by the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials.

For the nine months ended June 30, 2022, the Company's effective tax rate was 17.2% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge, the establishment of a deferred tax liability on the

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials, partially offset by the income tax effects of mark-to-market adjustments and the benefits of continuing global tax planning initiatives.

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

Uncertain Tax Positions

At September 30, 2022, the Company had gross tax-effected unrecognized tax benefits of $2,537 million, of which $1,973 million, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2022 was approximately $284 million (net of tax benefit). Interest accrued during the nine months ended June 30, 2023 and 2022 was approximately $33 million (net of tax benefit) and approximately $40 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the three months ended June 30, 2023, as the result of tax audit resolutions, statute expirations, and remeasurements of ongoing controversy matters in various jurisdictions, the Company adjusted its reserve for uncertain tax positions which resulted in a $438 million net benefit to income tax expense.

In the U.S., fiscal years 2017 through 2018 are currently under exam by the Internal Revenue Service (“IRS”) for certain legal entities and the Company intends to take any unagreed issues that may result through the administrative appeals process. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered
Belgium	2015 - 2021
Germany	2007 - 2021
Luxembourg	2017 - 2018
Mexico	2015 - 2017
United Kingdom	2014 - 2015; 2018; 2020 - 2021

It is reasonably possible that tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

The Company recorded restructuring and impairment costs of $81 million, which generated an $11 million tax benefit, during the three months ended June 30, 2023 and $121 million, which generated a $15 million tax benefit, during the three months ended June 30, 2022.

The Company recorded restructuring and impairment costs of $844 million, which generated a $98 million tax benefit, during the nine months ended June 30, 2023 and $554 million, which generated a $29 million tax benefit, during the nine months ended June 30, 2022.

Tax expenses and benefits for the above transactions reflect the Company’s current tax positions in the impacted jurisdictions. Refer to Note 17, “Restructuring and Related Costs,” of the notes to the consolidated financial statements for additional information.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
Impacts of Tax Legislation

During the nine months ended June 30, 2023 and 2022, tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Building Solutions North America	$2,665	$2,426	$7,552	$6,805
Building Solutions EMEA/LA	1,045	952	3,051	2,869
Building Solutions Asia Pacific	736	665	2,049	1,963
Global Products	2,687	2,571	7,235	6,937
Total net sales	$7,133	$6,614	$19,887	$18,574

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)

	Segment EBITA
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Building Solutions North America	$385	$260	$967	$745
Building Solutions EMEA/LA	90	83	234	266
Building Solutions Asia Pacific	102	85	249	227
Global Products	593	570	1,463	1,283
Total segment EBITA	1,170	998	2,913	2,521

Corporate expenses	(122)	(96)	(362)	(226)
Amortization of intangible assets	(111)	(102)	(319)	(326)
Restructuring and impairment costs	(81)	(121)	(844)	(554)
Net mark-to-market adjustments	17	(126)	16	(158)
Net financing charges	(80)	(49)	(218)	(153)
Income before income taxes	$793	$504	$1,186	$1,104

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

The changes in the carrying amount of the Company’s total product warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2023	2022

Balance at beginning of period	$180	$192
Accruals for warranties issued during the period	99	82
Settlements made (in cash or in kind) during the period	(79)	(79)
Changes in estimates to pre-existing warranties	12	(9)
Currency translation	1	(7)
Balance at end of period	$213	$179

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)

21.    Commitments and Contingencies

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2023	September 30, 2022

Other current liabilities	$38	$66
Other noncurrent liabilities	214	220
Total reserves for environmental liabilities	$252	$286

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

The use of fire-fighting foams at the FTC was primarily for training and testing purposes to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports, or elsewhere. In May 2021, as part of Tyco Fire Products’ ongoing investigation and remediation program, the WDNR approved Tyco Fire Products’ proposed GETS, a permanent groundwater remediation system that extracts groundwater containing PFAS, treats it using advanced filtration systems, and returns the treated water to the environment. Tyco Fire Products has completed construction of the GETS, which is now in operation. Tyco Fire Products has also completed the removal and disposal of PFAS-affected soil from the FTC. Tyco Fire Products is also in the process of implementing a long-term drinking water solution in the form of deep aquifer private drinking wells for certain Peshtigo residents. On July 18, 2023, Tyco Fire Products announced that it plans to

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
discontinue the production and sale of fluorinated firefighting foams by June 2024, including AFFF products, and will transition to non-fluorinated foam alternatives.

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

PFOA, PFOS, and other PFAS compounds are being studied by EPA and other environmental and health agencies and researchers. EPA initially stated that it would propose regulatory standards for PFOS and PFOA in drinking water by the end of 2019, in accordance with its PFAS Action Plan released in February 2019, and issued interim recommendations for addressing PFOA and PFOS in groundwater in December 2019. In March 2021, EPA published its final determination to regulate PFOS and PFOA in drinking water and in June 2022 an updated set of interim health advisory levels for PFOA and PFOS in drinking water, as well as final health advisory levels for two other types of PFAS (PFBS and GenX chemicals). In November 2022, EPA added a class definition of PFAS to the final version of EPA's fifth Contaminant Candidate List ("CCL 5"), which is a list of substances not currently subject to national drinking water regulation, but which EPA believes may require future regulation. In March 2023, EPA announced a proposed National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR proposes establishing legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion for each of PFOA and PFOS. EPA indicated that it anticipates finalizing the regulation by the end of 2023.

In October 2021, EPA released its "PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024." The 2021-2024 Roadmap sets timelines by which EPA plans to take specific actions, including, among other items, publishing a national PFAS testing strategy, proposing to designate PFOA and PFOS as Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) hazardous substances, restricting PFAS discharges from industrial sources through Effluent Limitations Guidelines, publishing the final toxicity assessment for five additional PFAS, requiring water systems to test for 29 PFAS under the Safe Drinking Water Act, and publishing improved analytical methods in eight different environmental matrices to monitor 40 PFAS present in wastewater and stormwater discharges. Both PFOA and PFOS are types of synthetic chemical compounds that have been present in firefighting foam. However, both are also present in many existing consumer products. According to EPA, PFOA and PFOS have been used to make carpets, clothing, fabrics for furniture, paper packaging for food and other materials (e.g., cookware) that are resistant to water, grease or stains. In August 2022, EPA published a proposed rule that would designate PFOA and PFOS as “hazardous substances” under CERCLA. In April 2023, EPA issued an Advanced Notice of Proposed Rulemaking ("ANPR") seeking input on whether it should expand the proposed rule to designate as "hazardous substances" under CERCLA: (1) seven additional PFAS; (2) the precursors to PFOA, PFOS, and the seven additional PFAS; or (3) entire categories of PFAS.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $13 million and $17 million at June 30, 2023 and September 30, 2022, respectively.

FTC-Related Remediation and Litigation

On June 21, 2019, the WDNR announced that it had received from the Wisconsin Department of Health Services (“WDHS”) a recommendation for groundwater quality standards as to, among other compounds, PFOA and PFOS. The WDHS recommended a groundwater enforcement standard for PFOA and PFOS of 20 parts per trillion. Although Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water in February 2022, the Wisconsin Natural Resources Board did not approve WDNR's proposed standards for PFOA and PFOS in groundwater. In December 2022, the Governor of Wisconsin and WDNR approved a scope statement setting out parameters for the WDNR to draft a final rule regarding groundwater quality standards for PFOA and PFOS. The WDNR is now in the process of drafting the rule.

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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR’s requests. The parties are proceeding with fact discovery and the court has set a trial date of December 3, 2024. The Company is vigorously defending this civil enforcement action and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)

In November 2022, individuals filed six actions in Dane County, Wisconsin alleging personal injury and/or property damage against Tyco Fire Products, Johnson Controls Inc., Chemguard, Inc., and other unaffiliated defendants related to environmental matters at the FTC. Plaintiffs allege that use of AFFF products at the FTC and activities by third parties unrelated to the Company contaminated nearby drinking water sources, surface waters, and other natural resources and properties, including their personal properties. The individuals seek monetary damages for their personal injury and/or property damage. These lawsuits have been transferred to the MDL. Subsequently, several additional plaintiffs have direct-filed in the MDL complaints with similar allegations. These lawsuits are presently at the beginning stages of litigation. The Company is vigorously defending these cases and believes that it has meritorious defenses, but the Company is presently unable to predict the duration, scope, or outcome of this action.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 41 pending putative class actions in federal courts originating from 16 states and territories. All but one of these cases have been direct-filed in or transferred to the MDL and it is anticipated that the remaining case will be transferred to the MDL.

AFFF Individual or Mass Actions

There are more than 4,700 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 4,700 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona and Illinois.

Tyco and Chemguard are also periodically notified by other individuals that they may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 600 cases involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 33 states. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation. The MDL court set the first case for trial on June 5, 2023 (City of Stuart (Florida) v. 3M Co. et al.). On April 26, 2023, the parties entered a stipulation dismissing Chemguard with prejudice from the City of Stuart case, and on May 4, 2023 the parties entered into a stipulation dismissing Tyco with prejudice from the City of Stuart case. On June 5, 2023, the MDL court continued the trial date for the City of Stuart case, and the parties remaining in that case later reached settlement. The parties in the MDL are working to identify potential water provider and personal injury cases for additional bellwether phases.

Tyco and Chemguard are also periodically notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

State or U.S. Territory Attorneys General Litigation related to AFFF

In June 2018, the State of New York filed a lawsuit in New York state court (State of New York v. The 3M Company et al. No. 904029-18 (N.Y. Sup. Ct., Albany County)) against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at locations across New York, including Stewart Air National Guard Base in Newburgh and Gabreski Air National Guard Base in Southampton, Plattsburgh Air Force Base in Plattsburgh, Griffiss Air Force Base in Rome, and unspecified “other” sites throughout the State. The lawsuit seeks to recover costs and natural resource damages associated with contamination at these sites. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL.

In February 2019, the State of New York filed a second lawsuit in New York state court (State of New York v. The 3M Company et al. (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at additional locations across New York. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL. In July 2019, the State of New York filed a third lawsuit in New York state court (State of New York v. The 3M Company et al. (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at further additional locations across New York. This suit has been removed to the United States District Court for the Northern District of New York and transferred to the MDL. In November 2019, the State of New York filed a fourth lawsuit in New York state court (State of New York v. The 3M Company et al. (N.Y. Sup. Ct., Albany County)), against a number of manufacturers, including affiliates of the Company, with respect to alleged PFOS and PFOA contamination purportedly resulting from firefighting foams used at further additional locations across New York. This suit has been removed to federal court and transferred to the MDL.

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
June 30, 2023
(unaudited)
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
June 30, 2023
(unaudited)

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

In March 2023, the Attorney General of the State of Illinois filed a lawsuit in Illinois state court against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage of the State’s environmental and natural resources allegedly resulting from the manufacture, storage, sale, distribution, marketing, and use of PFAS-containing AFFF within the State. This complaint has been removed to federal court, and the JPML is considering Illinois's opposition to transfer to the MDL.

In May and June 2023, eleven other states and territories filed lawsuits, ten in their respective state courts, and one direct-filed in the MDL, against a number of manufacturers, including affiliates of the Company, with respect to PFOS and PFOA contamination allegedly resulting from the use of firefighting foams at various specified and unspecified locations across their jurisdictions (State of Arizona v. The 3M Company et al.; State of Arkansas v. The 3M Company et al.; Commonwealth of Kentucky v. The 3M Company et al.; State of Maryland v. The 3M Company et al.; State of New Mexico v. The 3M Company et al.; State of Oregon v. The 3M Company et al.; Commonwealth of Puerto Rico v. The 3M Company et al.; State of Rhode Island v. The 3M Company et al.; State of Tennessee v. The 3M Company et al.; State of Texas v. The 3M Company et al.; State of Washington v. The 3M Company et al.). It is anticipated the ten state court-filed complaints will be removed to federal court and transferred to the MDL.

In July 2023, the Attorney General of the District of Columbia filed a lawsuit in superior court in the District, against a number of manufacturers, including affiliates of the Company, with respect to PFAS damage of the District’s natural resources and public health allegedly resulting from the manufacture, distribution, release, and use of PFAS-containing AFFF within and adjacent to it (District of Columbia v. The 3M Company et al.). It is anticipated that this complaint will be removed to federal court and transferred to the MDL.

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

In July 2023, the Fond du Lac Band of Lake Superior Chippewa (a federally recognized tribe) direct-filed a lawsuit in the MDL against a number of manufacturers, including affiliates of the Company, with respect to PFAS contamination allegedly resulting from the use and disposal of AFFF at Duluth Air National Guard Base in Duluth, Minnesota.

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The government contractor defense is a form of immunity

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
available to government contractors that produced products for the United States government pursuant to the government’s specifications. In September 2022, the AFFF MDL Court declined to grant summary judgment on the government contractor defense, ruling that various factual issues relevant to the defense must be decided by a jury rather than the Court. Tyco and Chemguard have insurance that has been in place for many years and the Company is pursuing this coverage for these matters in the event the Company is required to pay claims. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2023	September 30, 2022

Other current liabilities	$58	$58
Other noncurrent liabilities	363	380
Total asbestos-related liabilities	421	438
Other current assets	34	37
Other noncurrent assets	283	263
Total asbestos-related assets	317	300
Net asbestos-related liabilities	$104	$138

The following table presents the components of asbestos-related assets (in millions):

	June 30, 2023	September 30, 2022

Restricted
Cash	$26	$6
Investments	240	239
Total restricted assets	266	245
Insurance receivables for asbestos-related liabilities	51	55
Total asbestos-related assets	$317	$300

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
(unaudited)
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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2023	September 30, 2022

Other current liabilities	$77	$89
Accrued compensation and benefits	22	22
Other noncurrent liabilities	232	230
Total self-insured liabilities	$331	$341

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	June 30, 2023	September 30, 2022

Other current assets	$10	$10
Other noncurrent assets	20	20
Total insurance receivables	$30	$30

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2023
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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company’s ability to manage general economic, business and capital market conditions, including the impact of recessions and economic downturns; the ability to manage macroeconomic and geopolitical volatility, including global price inflation, shortages impacting the availability of raw materials and component products and the conflict between Russia and Ukraine; the ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace; the strength of the U.S. or other economies; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies or interpretations that impact the Company’s business operations or tax status; changes to laws or policies governing foreign trade, including economic sanctions, tariffs or trade restrictions; maintaining and improving the capacity, reliability and security of the Company’s enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company’s digital platforms and services; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company’s ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; the ability of the Company to drive organizational improvement; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2022 filed with the United States Securities and Exchange Commission ("SEC") on November 15, 2022, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2022 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 15, 2022. References in the following discussion and analysis to "Three Months" (or similar language) refer to the three months ended June 30, 2023 compared to the three months ended June 30, 2022, while "Year-to-Date" refers to the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022.

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

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. During the three and nine months ended June 30, 2023, revenue and profits were adversely impacted due to the strengthening of the U.S. dollar against foreign currencies.

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

The Company has experienced, and could continue to experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, geopolitical and economic tensions, including the conflict between Russia and Ukraine, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. However, the Company continues to observe improved margins as supply chain disruptions ease and higher priced backlog is converted to sales. Although the Company has experienced recent improvement in its supply chain, the Company could experience further disruptions, shortages and cost increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

During the second quarter of fiscal 2022, the Company suspended its operations in Russia in response to the conflict between Russia and Ukraine, with existing contractual obligations being fulfilled in a manner that fully complies with all sanctions and trade controls. The Company has subsequently reduced its business presence and operations in Russia. Although these actions have not had and are not expected to have a material impact on the Company’s operating results, the broader consequences of the ongoing conflict, including heightened supply chain disruption, inflation, economic instability and other factors have and could continue to adversely impact the Company’s results of operations.

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2022 filed with the United States Securities and Exchange Commission ("SEC") on November 15, 2022.

Restructuring Activities

To better align its resources with its growth strategies and reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary. In the third quarter of fiscal 2023, the Company began developing a restructuring plan with certain actions focused on continued scaling of selling, general and administrative expenses ("SG&A") to its planned growth. Early actions of this plan were committed to during the third quarter and charges, primarily related to workforce reductions, were recorded to restructuring and impairment costs in the consolidated statements of income, and additional restructuring charges are expected in subsequent quarters. Anticipated savings from the restructuring plan are not yet estimable, as the scope of the plan is expected to be finalized during the fourth quarter of fiscal 2023.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Net sales	$7,133	$6,614	8%	$19,887	$18,574	7%

The increase in consolidated net sales for the three months ended June 30, 2023 was due to higher organic sales ($595 million) and the net impact of acquisitions and divestitures ($24 million), partially offset by the unfavorable impact of foreign currency translation ($100 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 9% as compared to the prior year, primarily attributable to increased pricing in response to inflation pressures and higher volumes. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

The increase in consolidated net sales for the nine months ended June 30, 2023 was due to higher organic sales ($1,854 million) and the net impact of acquisitions and divestitures ($57 million), partially offset by the unfavorable impact of foreign currency translation ($598 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 10% as compared to the prior year, attributable to increased pricing in response to inflation pressures and higher volumes. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Cost of sales	$4,702	$4,414	7%	$13,124	$12,526	5%
Gross profit	2,431	2,200	11%	6,763	6,048	12%
% of sales	34.1%	33.3%		34.0%	32.6%

Cost of sales and gross profit increased for the three-month period ended June 30, 2023, and gross profit as a percentage of sales increased by 80 basis points. Gross profit increased due to sales growth and favorable price/cost, partially offset by unfavorable foreign currency translation ($33 million). Gross profit as a percentage of sales increased primarily due to favorable price/cost. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Cost of sales and gross profit increased for the nine-month period ended June 30, 2023, and gross profit as a percentage of sales increased by 140 basis points. Gross profit increased due to sales growth and favorable price/cost, partially offset by unfavorable foreign currency translation ($189 million). Gross profit as a percentage of sales increased primarily due to favorable price/cost. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Selling, general and administrative expenses	$1,555	$1,589	-2%	$4,705	$4,412	7%
% of sales	21.8%	24.0%		23.7%	23.8%

SG&A for the three-month period ended June 30, 2023 decreased $34 million, and SG&A as a percentage of sales decreased by 220 basis points. The decrease in SG&A was primarily due to the favorable year-over-year impact of net mark-to-market adjustments and favorable foreign currency translation ($17 million), partially offset by certain investments to support growth and one-time transaction and separation costs. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

SG&A for the nine-month period ended June 30, 2023 increased $293 million, and SG&A as a percentage of sales decreased by 10 basis points. The increase in SG&A was primarily due to certain investments to support growth, one-time transaction and separation costs and a loss associated with a fire at a leased warehouse facility, partially offset by the favorable year-over-year impact of net mark-to-market adjustments and favorable foreign currency translation ($122 million). Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Restructuring and impairment costs	$81	$121	-33%	$844	$554	52%

Restructuring and impairment costs for the three-month period ended June 30, 2023 included $67 million in severance charges and $14 million in other long-lived asset impairments and other restructuring costs.

Restructuring and impairment costs for the nine-month period ended June 30, 2023 included $498 million of impairment costs related to businesses classified or previously classified as held-for-sale, $184 million of goodwill impairment costs related to the Silent-Aire reporting unit, $114 million in severance charges and $48 million in other long-lived asset impairments and other restructuring costs.

Restructuring and impairment costs for the three-month period ended June 30, 2022 included $60 million of impairment costs related to businesses classified as held-for-sale, $52 million of severance charges, $7 million of other long-lived asset impairments and other restructuring costs and $2 million of impairment related to internal-use software projects that were no longer probable of being completed.

Restructuring and impairment costs for the nine-month period ended June 30, 2022 included $235 million of goodwill impairment costs related to the North America Retail reporting unit, $146 million of impairment costs related to businesses classified or previously classified as held-for-sale, $89 million of severance charges, $46 million of other long-lived asset impairments and other restructuring costs, and $38 million of impairment related to internal-use software projects that were no longer probable of being completed.

Refer to Note 4, "Assets and Liabilities Held for Sale," Note 8, "Goodwill and Other Intangible Assets," and Note 17, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Net financing charges	$80	$49	63%	$218	$153	42%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's net financing charges.

Equity Income

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Equity income	$78	$63	24%	$190	$175	9%

The increase in equity income for the three and nine months ended June 30, 2023 was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Income Tax (Benefit) Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Income tax (benefit) provision	$(329)	$61	*	$(266)	$190	*
Effective tax rate	(41.5%)	12.1%		(22.4%)	17.2%
* Measure not meaningful

The decrease in the effective tax rate for the three and nine months ended June 30, 2023 was primarily due to reserve adjustments for uncertain tax positions resulting from tax audit developments and statute expirations, higher prior year tax impacts of impairment charges and the prior year establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestiture of its Global Retail business. Refer to Note 18, "Income Taxes," of the notes to the consolidated financial statements for further detail.

Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Income attributable to noncontrolling interests	$73	$64	14%	$152	$143	6%

The increase in income attributable to noncontrolling interests for the three and nine months ended June 30, 2023 was primarily due to higher net income at certain partially-owned affiliates within the Global Products segment.

Net Income Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Net income attributable to Johnson Controls	$1,049	$379	*	$1,300	$771	69%
* Measure not meaningful

The increase in net income attributable to Johnson Controls for the three months ended June 30, 2023 was primarily due to lower income tax provision and higher gross profit, both of which are discussed above. The increase in net income attributable to Johnson Controls for the nine months ended June 30, 2023 was primarily due to higher gross profit and lower income tax provision, partially offset by higher SG&A and restructuring and impairment costs, all of which are discussed above.

Diluted earnings per share attributable to Johnson Controls for the three months ended June 30, 2023 was $1.53 compared to $0.55 for the three months ended June 30, 2022. Diluted earnings per share attributable to Johnson Controls for the nine months ended June 30, 2023 was $1.89 compared to $1.10 for the nine months ended June 30, 2022.

Comprehensive Income Attributable to Johnson Controls

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Comprehensive income attributable to Johnson Controls	$1,025	$62	*	$1,341	$543	*
* Measure not meaningful

The increase in comprehensive income attributable to Johnson Controls for the three months ended June 30, 2023 was due to higher net income attributable to Johnson Controls ($670 million) and an increase in other comprehensive income attributable to Johnson Controls ($293 million) primarily resulting from currency translation adjustments.

The increase in comprehensive income attributable to Johnson Controls for the nine months ended June 30, 2023 was due to higher net income attributable to Johnson Controls ($529 million) and an increase in other comprehensive income attributable to Johnson Controls ($269 million) primarily resulting from currency translation adjustments.

Segment Analysis

Management evaluates the performance of its business units based primarily on segment EBITA, which represents income before income taxes and noncontrolling interests, excluding general corporate expenses, intangible asset amortization, net financing charges, restructuring and impairment costs, and net mark-to-market adjustments related to pension and postretirement plans and restricted asbestos investments.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Building Solutions North America	$2,665	$2,426	10%	$7,552	$6,805	11%
Building Solutions EMEA/LA	1,045	952	10%	3,051	2,869	6%
Building Solutions Asia Pacific	736	665	11%	2,049	1,963	4%
Global Products	2,687	2,571	5%	7,235	6,937	4%
	$7,133	$6,614	8%	$19,887	$18,574	7%

Three Months:

•The increase in Building Solutions North America was due to higher prices and volumes ($246 million) and incremental sales related to business acquisitions ($5 million), partially offset by the unfavorable impact of foreign currency translation ($12 million). Excluding the impacts of business acquisitions and foreign currency translation, sales growth was led by low-teens growth in HVAC & Controls and high single-digit growth in Fire & Security.

•The increase in Building Solutions EMEA/LA was due to higher prices ($89 million) and the net impact of business acquisitions and divestitures ($6 million), partially offset by the unfavorable impact of foreign currency translation ($2 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by mid-teens growth in service and high single-digit growth in HVAC & Controls and Fire & Security. By region, there was strong organic growth in Europe and Latin America, with more modest growth in the Middle East.

•The increase in Building Solutions Asia Pacific was due to higher prices and volumes ($98 million) and incremental sales related to business acquisitions ($8 million), partially offset by the unfavorable impact of foreign currency translation ($35 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was led by high-teen growth in service and continued momentum for HVAC & Controls. By region, sales in China grew over 25%, with strong double-digit growth in the service and install businesses as China rebounded from COVID-19 shutdowns in the prior year.

•The increase in Global Products was due to higher prices ($162 million) and incremental sales related to business acquisitions ($5 million), partially offset by the unfavorable impact of foreign currency translation ($51 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was driven by growth in Applied, Fire Detection, Industrial Refrigeration and Commercial Ducted HVAC products.

Year-to-Date:

•The increase in Building Solutions North America was due to higher prices and volumes ($771 million) and incremental sales related to business acquisitions ($17 million), partially offset by the unfavorable impact of foreign currency translation ($41 million). Excluding the impacts of business acquisitions and foreign currency translation, sales growth was led by growth in HVAC & Controls and Fire & Security.

•The increase in Building Solutions EMEA/LA was due to higher prices ($296 million) and the net impact of business acquisitions and divestitures ($27 million), partially offset by the unfavorable impact of foreign currency translation ($141 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by growth in Fire & Security and HVAC & Controls. By region, there was strong organic growth in Europe and Latin America, with more modest growth in the Middle East.

•The increase in Building Solutions Asia Pacific was due to higher prices and volumes ($225 million) and incremental sales related to business acquisitions ($8 million), partially offset by the unfavorable impact of foreign currency translation ($147 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was led by continued demand for HVAC & Controls. By region, sales in China grew, with strong growth in the service and install businesses.

•The increase in Global Products was due to the net impact of higher prices and lower volumes ($562 million) and incremental sales related to business acquisitions ($5 million), partially offset by the unfavorable impact of foreign currency translation ($269 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was driven by strong price realization and growth in Applied, Fire Detection, Industrial Refrigeration and Commercial HVAC products.

Segment EBITA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change

Building Solutions North America	$385	$260	48%	$967	$745	30%
Building Solutions EMEA/LA	90	83	8%	234	266	-12%
Building Solutions Asia Pacific	102	85	20%	249	227	10%
Global Products	593	570	4%	1,463	1,283	14%
	$1,170	$998	17%	$2,913	$2,521	16%

Three Months:

•The increase in Building Solutions North America was primarily due to favorable price/cost, ongoing productivity savings and growth in service.

•The increase in Building Solutions EMEA/LA was primarily due to favorable price/cost and productivity improvements.

•The increase in Building Solutions Asia Pacific was primarily due to service performance, favorable price/cost and productivity savings.

•The increase in Global Products was primarily due to favorable price/cost and productivity savings, partially offset by the unfavorable impact of continued weakness in the residential North America market and foreign currency translation ($11 million).

Year-to-Date:

•The increase in Building Solutions North America was primarily due to favorable price/cost, volume leverage and productivity savings, partially offset by unfavorable project mix.

•The decrease in Building Solutions EMEA/LA was primarily due to the unfavorable impact of foreign currency translation ($16 million) and unfavorable project mix, partially offset by favorable price/cost and productivity savings.

•The increase in Building Solutions Asia Pacific was primarily due to favorable price/cost and productivity savings, partially offset by the unfavorable impact of foreign currency translation ($21 million).

•The increase in Global Products was primarily due to favorable price/cost and productivity savings, partially offset by unfavorable mix, an uninsured loss associated with a fire at a leased warehouse facility and the unfavorable impact of foreign currency translation ($36 million).

Backlog

The Company’s backlog is applicable to its sales of systems and services. At June 30, 2023, the backlog was $13.3 billion, of which $12.0 billion was attributable to the building solutions (field) business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At June 30, 2023, remaining performance obligations were $19.2 billion, which is $5.9 billion higher than the Company's backlog of $13.3 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

	June 30,	September 30,
(in millions)	2023	2022	Change

Current assets	$12,006	$11,685
Current liabilities	(11,128)	(11,239)
	878	446	97%

Less: Cash and cash equivalents	(1,057)	(2,031)
Add: Short-term debt	186	669
Add: Current portion of long-term debt	1,081	865
Working capital (as defined)	$1,088	$(51)	*

Accounts receivable - net	$6,540	$5,727	14%
Inventories	3,092	2,665	16%
Accounts payable	4,296	4,368	(2%)
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

•The increase in working capital at June 30, 2023 as compared to September 30, 2022, was primarily due to increases in accounts receivable due to increased sales and timing of collections and increases in inventory due to seasonality factors and softer demand in the residential end market.

•The Company’s days sales in accounts receivable at June 30, 2023 and September 30, 2022 were 58 days and 51 days, respectively. There have been no significant adverse changes in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the three months ended June 30, 2023 were lower than the comparable period ended September 30, 2022 primarily due to softer demand in the residential end market and certain other project delays.

•Days in accounts payable were 83 days at June 30, 2023 and 88 days at September 30, 2022.

Cash Flows From Continuing Operations

	Nine Months Ended June 30,
(in millions)	2023	2022

Cash provided by operating activities	$831	$811
Cash used by investing activities	(576)	(588)
Cash provided (used) by financing activities	(1,111)	29

•The increase in cash provided by operating activities reflects higher net income and lower cash payments for inventory, partially offset by the timing of accounts payable and accrued liabilities payments.

•The decrease in cash used by investing activities was primarily due to lower capital expenditures, partially offset by higher cash paid for acquisitions.

•The decrease in cash provided by financing activities was primarily due to lower net cash inflows from debt and borrowings, partially offset by lower cash outflows for stock repurchases.

Capitalization

	June 30,	September 30,
(in millions)	2023	2022	Change

Short-term debt	$186	$669
Current portion of long-term debt	1,081	865
Long-term debt	8,497	7,426
Total debt	9,764	8,960	9%
Less: Cash and cash equivalents	1,057	2,031
Total net debt	8,707	6,929	26%

Shareholders’ equity attributable to Johnson Controls ordinary shareholders	16,324	16,268	—%
Total capitalization	$25,031	$23,197	8%

Total net debt as a % of total capitalization	34.8%	29.9%

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

•As of June 30, 2023, approximately $3.0 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.37 per common share in the quarter ended June 30, 2023 and intends to continue paying dividends throughout fiscal 2023.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $1.1 billion at June 30, 2023, are adequate to fund operations and meet its obligations for the foreseeable future. The Company expects requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2023 will be funded from operations, supplemented by short- and long-term borrowings, if required.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. No commercial paper was outstanding as of June 30, 2023. Commercial paper outstanding totaled $172 million as of September 30, 2022.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which expires in December 2024 or its $0.5 billion 364-day revolving credit facility which expires in November 2023. There were no draws on the revolving credit facilities as of June 30, 2023 and September 30, 2022.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of June 30, 2023, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2023, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The key financial assumptions used in calculating the Company’s pension liability are determined annually, or whenever plan assets and liabilities are re-measured as required under accounting principles generally accepted in the U.S., including the expected rate of return on its plan assets. In fiscal 2023, the Company believes the long-term rate of return will approximate 8.25%, 3.70% and 6.65% for U.S. pension, non-U.S. pension and postretirement plans, respectively. During the first nine months of fiscal 2023, the Company made approximately $38 million in total pension and postretirement contributions. In total, the Company expects to contribute approximately $38 million in cash to its defined benefit pension plans and $3 million in cash to its postretirement plans in fiscal 2023.

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

•Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for additional information on debt activity and items impacting capitalization.

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
•€800 million aggregate principal amount of 4.25% Senior Notes due 2035

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

The following table presents summarized income statement information (in millions):

	Nine Months Ended June 30, 2023	Year Ended September 30, 2022
Net sales	$—	$—
Gross profit	—	—
Net loss	(390)	(268)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(390)	(268)

Excluded from the table above are intercompany transactions between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	Nine Months Ended June 30, 2023	Year Ended September 30, 2022
Net sales	$—	$—
Gross profit	—	—
Net income (loss)	(81)	92
Income attributable to noncontrolling interests	—	—
Net income (loss) attributable to the entity	(81)	92

The following table presents summarized balance sheet information as of June 30, 2023 and September 30, 2022 (in millions):

	June 30, 2023	September 30, 2022
Current assets	$207	$1,231
Noncurrent assets	243	243
Current liabilities	2,314	5,463
Noncurrent liabilities	8,232	7,176
Noncontrolling interests	—	—

Excluded from the table above are intercompany balances between the Obligor Group and Non-Obligor Subsidiaries as follows (in millions):

	June 30, 2023	September 30, 2022
Current assets	$1,812	$455
Noncurrent assets	1,951	2,952
Current liabilities	6,921	2,538
Noncurrent liabilities	6,346	6,228
Noncontrolling interests	—	—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2023, approximately $3.0 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in March 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three months and nine months ended June 30, 2023, the Company repurchased approximately $366 million and $613 million of its ordinary shares on an open market.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
4/01/23 - 4/30/23	1,832,478	$57.80	1,832,478	3,261,601,104
5/01/23 - 5/31/23	2,170,203	61.33	2,170,203	3,128,511,988
6/01/23 - 06/30/23	1,985,277	63.98	1,985,277	3,001,499,914

During the three months ended June 30, 2023, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 5. OTHER INFORMATION

Officer Rule 10b5-1 Plans

During the three months ended June 30, 2023, the following officers adopted, amended or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “Rule 10b5–1 trading arrangement”):

On May 8, 2023, John Donofrio, the Company’s Executive Vice President and General Counsel, terminated a pre-existing Rule 10b5–1 trading arrangement (the “Donofrio 10b5-1 Plan”). The Donofrio 10b5-1 Plan was originally entered into on December 7, 2022 during the Company’s first quarter open trading window and contemplated the sale of up to 14,253 ordinary shares of Company stock issued upon the vesting of restricted stock units and performance stock units, provided that the price of Company’s ordinary shares exceeded the limit price set forth in the Donofrio 10b5-1 Plan. Prior to its termination, the Donofrio 10b5-1 Plan was scheduled to terminate upon the earlier of the sale of all shares contemplated under the Donofrio 10b5-1 Plan or December 1, 2023. No Company shares were sold under the Donofrio 10b5-1 Plan prior to its termination.

On May 24, 2023, George Oliver, Chairman and Chief Executive Officer of the Company, entered into a Rule 10b5–1 trading arrangement with respect to 309,996 ordinary shares of Company stock issuable upon the exercise of option awards scheduled to expire in 2023 (the “Oliver 10b5-1 Plan”). The Oliver 10b5-1 Plan was executed during the Company’s most recent open trading window and is expected to become effective on or about August 23, 2023. Under the Oliver 10b5-1 Plan, the options are expected to be exercised in regular intervals between the plan’s start date and termination date, provided that the market price of the Company’s ordinary shares exceeds the exercise price of the option at the time of exercise. With respect to the options to be exercised, a portion of the ordinary shares are expected to be sold in the market to cover the exercise price and taxes associated with the exercise of the options. The remaining ordinary shares underlying the options will be sold in the open market at the times and prices specified in the plan. All transactions under the Oliver 10b5-1 Plan, if they occur, are expected to be completed by or before November 20, 2023. The Oliver 10b5-1 Plan will automatically terminate upon the earlier of the completion of all transactions contemplated under the plan or November 20, 2023.

Satisfaction of Performance Targets Under Sustainability-Linked Bond

On July 31, 2023, the Company and Tyco Fire & Security Finance S.C.A. (together, the “Issuers”) delivered an officer’s certificate to U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the “Trustee”) with respect to the Issuers’ 2.000% Sustainability-Linked Senior Notes due 2031 (the “Notes”) certifying that, pursuant to the Indenture (the “Base Indenture”), dated as of December 28, 2016, between the Company and the Trustee, as supplemented by the Seventh Supplemental Indenture, dated September 16, 2021, among the Issuers and the Trustee (the “Seventh Supplemental Indenture” and the Base Indenture, as so supplemented, the “Indenture”), the Issuers have satisfied the Scope 1 and Scope 2 Emissions Sustainability Performance Target and Scope 3 Emissions Sustainability Performance Target and received a related Assurance Letter from the External Verifier.

Pursuant to the terms of the Notes and the Indenture, the Sustainability Performance Targets applicable to the Notes have been satisfied and the interest rate payable on the Notes is no longer subject to increase.

All capitalized terms used above and not otherwise defined have the meaning given to such terms in the Seventh Supplemental Indenture, which is filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Tenth Supplemental Indenture, dated as of May 23, 2023, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent (attaching form of the 4.250% Senior Notes due 2035).(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 23, 2023)

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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: August 2, 2023	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer