Form 10-K
period 2023-09-30
Johnson Controls International plc
filed 2023-12-14
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number 001-13836
JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange	4.250% Senior Notes due 2035	JCI35	New York Stock Exchange
3.625% Senior Notes due 2024	JCI24A	New York Stock Exchange	6.000% Notes due 2036	JCI36A	New York Stock Exchange
1.375% Notes due 2025	JCI25A	New York Stock Exchange	5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange	5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange	4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange	5.125% Notes due 2045	JCI45B	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange	6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange	4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange	4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2023, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $41.2 billion based on the closing sales price as reported on the New York Stock Exchange. As of November 30, 2023, 680,673,839 ordinary shares, par value $0.01 per share, were outstanding.
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 13, 2024 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2023

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company's ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability to manage general economic, business and capital market conditions, including the impact of recessions, economic downturns and global price inflation; fluctuations in the cost and availability of public and private financing for our customers; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; the ability to manage macroeconomic and geopolitical volatility, including shortages impacting the availability of raw materials and component products and the conflicts between Russia and Ukraine and Israel and Hamas; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, including business, service, or operational disruptions, the unauthorized access to or disclosure of data, financial loss, reputational damage, increased response and remediation costs, legal, and regulatory proceedings or other unfavorable outcomes; our ability to remediate our material weakness; maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; changes to laws or policies governing foreign trade, including economic sanctions, tariffs, foreign exchange and capital controls, import/export controls or other trade restrictions; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact the Company's business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; the ability of the Company to drive organizational improvement; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings and was renamed Johnson Controls,

Inc. in 1974. In 2005, Johnson Controls acquired York International, a global supplier of heating, ventilating and air-conditioning ("HVAC") and refrigeration equipment and services. In 2014, Johnson Controls acquired Air Distribution Technologies, Inc., one of the largest independent providers of air distribution and ventilation products in North America. In 2015, Johnson Controls formed a joint venture with Hitachi to expand its building related product offerings. In 2016, Johnson Controls, Inc. and Tyco International plc ("Tyco") completed their combination (the "Merger"), combining Johnson Controls' portfolio of building efficiency solutions with Tyco’s portfolio of fire and security solutions. Following the Merger, Tyco changed its name to “Johnson Controls International plc.”

In 2016, the Company completed the spin-off of its automotive business into Adient plc, an independent, publicly traded company. In 2019, the Company closed the sale of its Power Solutions business, completing the Company’s transformation into a pure-play building technologies and solutions provider.

The Company is a global leader in engineering, manufacturing and commissioning building products and systems, including residential and commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, security and fire-protection space), and energy-management consulting. The Company's OpenBlue digital software platform enables enterprises to better manage their physical spaces by combining the Company's building products and services with cutting-edge technology and digital capabilities to enable data-driven “smart building” services and solutions. The Company partners with customers by leveraging its broad product portfolio and digital capabilities powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

Business Segments

The Company conducts its business through four business segments:

•Building Solutions North America which operates in the United States and Canada;
•Building Solutions EMEA/LA which operates in Europe, the Middle East, Africa and Latin America;
•Building Solutions Asia Pacific which operates in Asia Pacific; and
•Global Products which operates worldwide and includes the Johnson Controls-Hitachi joint venture.

The Building Solutions segments:

•Design, sell, install and service HVAC, controls, building management, refrigeration, integrated electronic security and integrated fire-detection and suppression systems; and
•Provide energy-efficiency solutions and technical services, including data-driven "smart building" solutions as well as inspection, scheduled maintenance, and repair and replacement of mechanical and controls systems.

The Global Products segment designs, manufactures and sells:

•HVAC equipment, controls software and software services for residential and commercial applications;
•Refrigeration equipment and controls;
•Fire protection and suppression; and
•Security products, including intrusion security, anti-theft devices, access control, and video surveillance and management systems.

The Company’s segments provide products and services to commercial, institutional, industrial, data center, governmental and residential customers.

For more information on the Company’s segments, refer to Note 19, "Segment Information," of the notes to consolidated financial statements.

Products, Systems, Services and Solutions

The Company sells and installs its commercial HVAC equipment and systems, control systems, security systems, fire-detection and fire suppression systems, equipment and services primarily through its extensive direct channel, consisting of a global network of sales and service offices. Significant sales are also generated through global third-party channels, such as distributors of air-conditioning, controls, security and fire-detection and suppression products. The Company’s large base of current customers leads to significant repeat business for the maintenance, retrofit and replacement markets. The Company is also able to leverage its installed base to generate sales for its service business. Trusted building brands, such as YORK®, Hitachi Air Conditioning, Metasys®, Ansul, Ruskin®, Titus®, Frick®, FM:Systems®, PENN®, Sabroe®, Silent-Aire®, Simplex® and Grinnell®, together with the breadth and depth of the products, systems and solutions offered by the Company, give it what it believes to be the most diverse portfolio in the building technology industry.

The Company has developed software platforms, including on-premises platforms and cloud-based software services, and integrated its products and services with digital capabilities to provide data-driven solutions to create smarter, safer and more sustainable buildings. The Company's OpenBlue platform enables enterprises to better manage their physical spaces delivering sustainability, new occupant experiences, safety and security by combining the Company’s building expertise with cutting-edge technology, including artificial intelligence and machine learning-powered service solutions such as remote diagnostics, predictive maintenance, workplace management, compliance monitoring and advanced risk assessments. The Company leverages its digital and data-driven products and services to offer integrated and customizable solutions focused on delivering outcomes to customers, including OpenBlue Buildings-as-a-Service, OpenBlue Net Zero Buildings-as-a-Service and OpenBlue Healthy Buildings. These services are generally designed to generate recurring revenue for the Company as it supports its customers in achieving their desired outcomes.

In fiscal 2023, products and systems accounted for 76% of sales and services accounted for 24% of sales.

Competition

The Company conducts its operations through a significant number of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability, availability of financing and construction or project management expertise. Competitors for HVAC equipment, security, fire-detection, fire suppression and controls in the residential and non-residential marketplace include many local, regional, national and international providers. Larger competitors include Honeywell International, Inc.; Siemens Smart Infrastructure, an operating group of Siemens AG; Schneider Electric SA; Carrier Global Corporation; Trane Technologies plc; Daikin Industries, Ltd.; Lennox International, Inc.; GC Midea Holding Co, Ltd. and Gree Electric Appliances, Inc. In addition, the Company competes in a highly fragmented building services market. The Company also faces competition from a diverse range of established companies, start-ups and other emerging entrants to the buildings industry in the areas of digital services, software as a service and the Internet of Things. The loss of any individual contract or customer would not have a material adverse effect on the Company.

Business Strategy

The Company’s business strategy is to sustain and expand its position as a leader in smart and sustainable building solutions by offering a full spectrum of products and solutions for customer buildings across the globe. The Company’s core strategy remains focused on creating growth platforms, driving operational improvements and creating a high-performance culture. The Company has strong positions in attractive and growing end-markets across HVAC, controls, fire, security and services, enhanced by its comprehensive product portfolio and substantial installed base. The Company believes that it is well positioned to capitalize on the emerging and prevalent trends in the buildings industry, including sustainability, healthy buildings/indoor environmental quality and smart buildings. To capitalize on these trends, the Company remains focused on maintaining leading positions in delivering building products, systems and solutions, as well as enabling growth through digital, to develop and leverage new digital technologies and capabilities into outcomes powered by its OpenBlue software platform. In furtherance of these goals, the Company has three strategic priorities:

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

Accelerate in High Growth Digital Services, Regions and Verticals: The Company is focused on transforming its large service business through digital technology, further enabled by the Company’s installed base, domain expertise and global coverage. The Company is focused on developing and deploying connected equipment, systems and controls that will support the provision of digital services and solutions. The Company further intends to expand its presence in high growth regions and invest in high growth verticals within the markets it serves, including healthcare, commercial offices/campus, education and data centers.

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

Backlog

The Company’s backlog is applicable to its sales of systems and services. At September 30, 2023, the backlog was $13.6 billion, of which $12.1 billion was attributable to the building solutions (field) business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At September 30, 2023, remaining performance obligations were $19.6 billion, which is $6.0 billion higher than the Company's backlog of $13.6 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to the following:
•Remaining performance obligations include large, multi-purpose contracts including services to be performed over the initial term of the building contract (typically 25 to 35 years) versus backlog which includes only the lifecycle period of the contract (approximately five years);
•Remaining performance obligations exclude certain customer contracts with a term of one year or less and contracts that are cancellable without substantial penalty versus backlog which includes short-term and cancellable contracts; and
•Remaining performance obligations include the full remaining term of service contracts with substantial termination penalties versus backlog which includes one year for all outstanding service contracts.

The Company believes backlog is a useful measure of evaluating the Company's operational performance and relationship to total orders.

Raw Materials

Raw materials used by the Company’s businesses in connection with their operations include steel, aluminum, brass, copper, polypropylene and certain flurochemicals used in fire suppression agents. The Company also uses semiconductors and other electronic components in the manufacture of its products. During fiscal 2022 and portions of fiscal 2023, the Company experienced material cost increases due to global inflation, supply chain disruptions, labor shortages, increased demand and other regulatory and macroeconomic factors. The collective impact of these trends were favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. However, throughout fiscal 2023, the Company experienced improved margins as supply chain disruptions eased and higher priced backlog was converted to sales, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Although the Company has experienced recent improvement in its supply chain, the Company could experience further disruptions, shortages and price inflation in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events. In fiscal 2024, commodity prices and availability could fluctuate throughout the year and could significantly affect the Company’s results of operations. For a more detailed description of the risks related to the availability of raw materials, components and commodities, see Item 1A. Risk Factors.

Intellectual Property

Generally, the Company seeks statutory protection for strategic or financially important intellectual property developed in connection with its business. The Company protects its intellectual property investments in a variety of ways. The Company works actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to the Company's products, services, software, solutions, and branding. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements.

The Company owns numerous U.S. and non-U.S. patents (and their respective counterparts), the more important of which cover those technologies and inventions embodied in current products or which are used in the manufacture of those products. Internal development allows the Company to maintain competitive advantages that come from product differentiation and closer technical control over its products and services. While the Company believes patents are important to its business operations and in the aggregate constitute a valuable asset, no single patent, or group of patents, is critical to the success of the business. The Company, from time to time, grants licenses under its patents and technology and receives licenses under patents and technology of others.

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

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. In addition, governments in the United States and internationally have increasingly been regulating perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA"), and/or other per- and poly-fluoroalkyl substances ("PFAS"), which are contained in certain of the Company's firefighting foam products. These regulations include declining emission standards and limits set as to the presence of certain compounds. See Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Government Regulation and Supervision

The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, most U.S. states and non-U.S. jurisdictions in which the Company operates have licensing laws directed specifically toward the alarm and fire suppression industries. The Company's security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the U.S. are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact the Company's fire businesses. The Company’s businesses may also be affected by changes in governmental regulation of refrigerants, PFAS, energy efficiency standards, noise regulation and product safety regulations, including changes related to hydro fluorocarbons/emissions reduction efforts, energy conservation standards and the regulation of fluorinated gases. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government policies can affect the Company's worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company's business, see Item 1A. Risk Factors.

Regulatory Capital Expenditures

The Company’s efforts to comply with numerous federal, state and local laws and regulations applicable to its business and products often results in capital expenditures. The Company makes capital expenditures to design and upgrade its fire and security products to comply with or exceed standards applicable to the alarm, fire suppression and security industries. The Company also makes capital expenditures to meet or exceed energy efficiency standards and comply with applicable regulations, including the regulation of refrigerants, hydro fluorocarbons/emissions reduction efforts and the regulation of fluorinated gasses, particularly with respect to the Company’s HVAC products and solutions. The Company’s ongoing environmental compliance program also results in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2023 related solely to regulatory compliance were not material. It is management’s expectation that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on the Company’s financial results or competitive position in any one year. See Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Human Capital Management

Overview and Governance

The development of a High-Performance Culture enables the Company to achieve its purpose to build smarter, healthier, and more sustainable tomorrows. The Company’s strategic drivers provide the direction that guides its workforce toward a culture of continuous improvement and innovation to exceed customers’ expectations and provide solutions for global challenges in the building systems industry.

The responsibility to develop and maintain a High-Performance Culture is owned, embedded and executed throughout the Company. The Chief Human Resources Officer ("CHRO") is responsible for establishing the Company’s strategy to drive a High-Performance Culture and ensuring its execution across the Company. The Compensation and Talent Development Committee of the Board of Directors is the primary overseer of the Company’s High-Performance Culture strategy and execution, ensuring that the Company presents an employee value proposition that supports retention and the attraction of external talent. The Governance and Sustainability Committee is the primary overseer of employee health and safety. The Chief Executive Officer ("CEO"), the CHRO, the General Counsel, the Vice President of Global Environment Health & Safety, the Vice President of Diversity, Equity and Inclusion and other senior leaders within the Company are responsible for the execution of the strategy and engage with the Compensation and Talent Development Committee, the Governance and Sustainability Committee and the full Board of Directors on the critical components driving the Company’s High-Performance Culture, including discussions of future of work, human capital trends, processes and practices, diversity, equity and inclusion, health and safety, talent development, succession planning, and talent and culture best practices. Key components driving the Company’s High-Performance Culture include:

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

The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and training are in place. In addition, the Company engages an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to its global health and safety standards. Safety culture and values-based safety initiatives have been deployed within the Company to sustain and further enhance performance.

The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). In fiscal 2023, the Company had a TRIR of 0.37 and a LTIR of 0.12.

Diversity, Equity and Inclusion

The Company is dedicated to creating a workplace where diversity is celebrated, where every employee feels included and valued, and where equitable practices are the norm. By prioritizing diversity, equity, and inclusion, the Company aims to foster a culture of innovation, collaboration, and respect that drives its success in the global marketplace. Diversity, Equity, and Inclusion (“DEI”) is a core component of the Company’s strategy to drive a High-Performance Culture, recognized as adding value to the Company’s creation and delivery of innovative high performing products and enabling solutions to its customers’ toughest problems. The Company has recently elevated its focus on ‘equity’ to further enable all employees to have access to the opportunities, resources, support and networks they need to develop and succeed. The Company empowers employees to take an active role in creating a culture that values uniqueness, celebrates creativity and drives innovation. The Company encourages employees to enable an inclusive culture through active participation in Business Resource Groups ("BRGs") - employee-led voluntary organizations of people with similar interests, experiences, or demographic characteristics. The Company continues to increase participation in its BRG chapters worldwide across nine categories: African American, Asia Pacific, LGBTQ+, Emerging Leaders, Hispanic, Disabilities, Veterans, Women and Sustainability. In 2023, the Company established BRGs focused on Wellness and Caregiving in response to feedback through its Voice of the Employee events. Each BRG is open to all employees and sponsored and supported by senior leaders across the enterprise. The Company’s BRG structure includes monthly learning series, an active recruitment platform, an innovation hub, community engagement and feedback sessions. The Company also engages BRGs to support the acquisition and development of diverse talent internally and externally.

As a world leader in building technologies, the Company is committed to enabling employees to bring their authentic selves to work each day, which in turn adds value, fosters creativity, and inspires change across the organization. The Company recognizes that it is its people that make the Company exceptional. The Company has developed robust policies and strategies to support this vision in its operations and its communities, including strategies addressing social impact and employee experience. The Company is committed to the implementation of its DEI mission, vision and roadmap including a focus on employee experience, business resource groups, learning and development and external impact.

The Company recognizes that fostering a diverse, equitable, and inclusive environment requires ongoing commitment, accountability, and continuous improvement. The Company regularly assesses its progress, recognizes employee contributions, and holds leaders accountable for driving DEI initiatives. The Company also creates mechanisms for open dialogue and feedback from employees to ensure that everyone’s voices are heard.

The Company has implemented several measures that focus on ensuring accountabilities exist for fostering a diverse, equitable and inclusive environment:
•Diversity Objectives: The CEO and other senior leaders have diversity and inclusion objectives in their annual performance goals.

•Attracting Diverse Talent: BRGs are instrumental in positively impacting the attraction of diverse talent to the Company. BRGs support these efforts through external engagement and support of talent acquisition sourcing initiatives. The Company’s global flagship Future Leaders Internship Program continues to expand the diversity of its outreach and focus on the skills needed to advance the Company’s growth initiatives.

•Honoring Employee Contributions: The Company’s Diversity Distinction Awards serve as a recognition and encouragement for workforce contributions to the Company’s DEI efforts. Awarded to eight employees three times per year, the nomination driven Diversity Distinction Awards have become a highly regarded recognition of employee’s contribution to the progress of the Company’s DEI journey.

Talent Development

To maintain a High-Performance Culture, the Company must ensure the continued development and advancement of its employees. The Company has adopted a continual improvement approach to talent development, working to support employees’ growth while defining the skills and capabilities the organization will need in future years. To assess current enterprise capabilities and define future needs, strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. The Company continues to provide opportunities for its employees to grow their careers, with approximately half of open management positions filled internally during fiscal year 2023.

The Company believes that high performance is an outcome of an employee’s ability to change, adapt, and grow their capabilities throughout their career. This talent development approach includes self and multi-rater assessments, functional and leadership competency models, providing employees a personalized approach to their development planning and skill acquisition. The Company emphasizes real-life, real-time learning that enables each employee to meet the demands of challenging and changing work and focuses on reinforcing key principles that are designed to support an individual’s effectiveness in his or her current job and in their future development. The Company provides technical and leadership training to employees, customers and suppliers who work for or with the Company’s products and services.

The Company’s focus on employee development has been structured over the last several years through programs designed to imbed essential skills with employees and reinforce strategic goals aligning with the Company’s culture, including:

•Digital Transformation: In support of Company’s growth strategy, the Company is investing in developing digital leadership with personalized and targeted training programs designed to create digitally capable leaders, salespersons, engineers and technicians.

•Diversity and Inclusion: The Company has developed a structured diversity and inclusion training curriculum across the levels and stages of individuals' careers to develop and align employees with the Company’s diversity and inclusion strategy and values. In fiscal year 2023, the Company expanded the diversity curriculum, adding new training programs to develop careers of under-represented talent and a toolkit for managers to guide their self-led inclusion efforts.

•Organizational Engagement: The Company periodically measures the engagement of its employees using a quarterly pulse survey. In fiscal 2023, the survey was launched and conducted three times. The engagement survey provides managers with their own data dashboard to view their own engagement results and can be utilized by managers at all levels to understand how to improve the Company’s culture and employee engagement. Managers are provided with resources to interpret their results and plan their actions following each survey.

In fiscal 2023, the Company offered a robust curriculum of over 197,000 activities that were completed by employees, consisting of videos, courses, e-learning, documentation, articles and books, including over 4,000 active (in person or virtual) learning courses. In fiscal 2023, over 1.26 million learning activities were completed by approximately 86,300 employees. The total learning hours consumed by employees was 1.22 million hours, averaging almost 14 hours per employee including time invested in formal learning and standard time invested in self-paced reading or video consumption.

Employee Population and Demographics

As of September 30, 2023, the Company employed approximately 100,000 people worldwide, of which approximately 37,000 were employed in the United States and approximately 63,000 were outside the United States. Approximately 22,000 employees are covered by collective bargaining agreements or works councils and the Company believes that its relations with its labor unions are generally positive.

Employee Diversity as of September 30, 2023
	Male	Female	Minority (1)
Total employees	76%	24%	32%
Managers	79%	21%	22%
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

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures. The Company has committed to invest a substantial portion of its new product research and development in climate-related innovation to develop sustainable products and services. The Company invests in enhancements to the capabilities of its product lines and services to support its strategy, meet consumer preferences and achieve regulatory compliance. This includes investments in the development of the Company’s OpenBlue platform and related service offerings, digital product capabilities, energy efficient products, and low GWP refrigerants and technology.

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

Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products, services and technologies requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Further, we must continue to effectively adapt our products and services to a changing technological and regulatory environment to drive growth and defend against disruption caused by competitors, regulators or other external forces impacting our business and operations. If we are unable to be agile and responsive to disruption in the development of new products, services and technologies, including technologies such as artificial intelligence and machine learning, our business, financial condition, results of operations and cash flows could be adversely affected.

Moreover, as we introduce new products, we may be unable to detect and correct defects in the design of a product or in its application to a specified use, which could result in loss of sales or delays in market acceptance. Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. Further, as we integrate emerging and rapidly evolving technologies such as artificial intelligence and machine learning into our products and services, we may not be able to anticipate or identify vulnerabilities, design flaws or security threats resulting from the use of such technology and develop adequate protection measures. As a result, these products may not achieve market acceptance and our brand image could suffer. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products, particularly as we increase investment in our digital services and solutions business and our OpenBlue software platform. The laws and regulations applicable to our products, and our customers’ product and service needs, change from time to time, and regulatory changes may render our products and technologies noncompliant or result in new or enhanced regulatory scrutiny. In addition, the markets for our products, services and technologies may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors, the introduction of new competitors to the market with new or innovative product offerings or the failure to address any of the above factors could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.

Product and service quality issues could harm customer confidence in our company and our brands. If certain of our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding quality, safety or performance, we could experience lost sales and increased costs and we could be exposed to legal, financial and reputational risks. In addition, when our products fail to perform as expected, we are exposed to warranty, product liability, personal injury and other claims. We have experienced such quality issues in the past and may experience such issues in the future.

We cannot be certain that our quality controls and procedures will reveal defects in our products or their raw materials, which may not become apparent until after the products have been placed in use in the market. Accordingly, there is a risk that products will have defects, which could require a product recall or field corrective action. Such remedial actions can be expensive to implement and may damage our reputation, customer relationships and market share. We have conducted product recalls and field corrective actions in the past and may do so again in the future.

In many jurisdictions, product liability claims are not limited to any specified amount of recovery. If any such claims or contribution requests or requirements exceed our available insurance or if there is a product recall, there could be an adverse impact on our results of operations. In addition, a recall or claim could require us to review some or all of our product portfolio to assess whether similar issues are present in other products, which could result in a significant disruption to our business and which could have a further adverse impact on our business, financial condition, results of operations and cash flows. There can be no assurance that we will not experience any material warranty or product liability claims in the future, that we will not incur significant costs to defend such claims or that we will have adequate reserves to cover any recall, repair and replacement costs.

Failure to increase organizational effectiveness through organizational improvements may reduce our profitability or adversely impact our business.

Our results of operations, financial condition and cash flows are dependent upon our ability to drive organizational improvement. We seek to drive improvements through a variety of actions, including restructuring and integration activities, digital transformation, business portfolio reviews, productivity initiatives, functionalization, executive management changes, and business and operating model assessments. Risks associated with these actions include delays in execution, additional unexpected costs, realization of fewer than estimated productivity improvements, increased change fatigue, organizational strain and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, our failure to effectively manage organizational changes may lead to increased attrition and harm our ability to attract and retain key talent.

Cybersecurity incidents impacting our IT systems and digital products could disrupt business operations, result in the loss of critical and confidential information, and materially and adversely affect our reputation and results of operations.

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems or integrate existing systems, they may not perform as expected. We also face the challenge of supporting our older systems, which are vulnerable to increased risks, including the risk of further security breaches, system failures and disruptions, and implementing necessary upgrades. In addition, certain of our employees work remotely at times, which increases our vulnerability to cybersecurity and other IT risks. If we experience a problem with the functioning of an important IT system as a result of increased burdens placed on our IT infrastructure or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats directed at the Company, its products, its customers and/or its third-party service providers, including cloud providers. These threats and incidents originate from many sources globally and include malware that takes the form of computer viruses, ransomware, worms, Trojan horses, spyware, adware, scareware, rogue software, and programs that act against the computer user. Techniques used to obtain unauthorized access to, or to sabotage, IT systems or networks are constantly evolving and may not be recognized until launched against a target. We and third parties we utilize as vendors to support our business and operations have experienced, and expect to continue to experience, these types of threats and incidents. We and our third-party service providers have experienced and expect to continue to experience threats from sophisticated nation-state actors and organized criminal groups who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our IT systems (including our cloud services providers’ systems), internal networks, our customers’ systems and the information that they store and process. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. We deploy countermeasures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs which we believe are less susceptible to cyber-attacks, monitoring of our IT networks and systems, maintenance of backup and protective systems and the incorporation of cybersecurity design throughout the lifecycle of our products. Despite these efforts, the Company has experienced, and will likely continue to experience, attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’, databases or systems. Cybersecurity incidents, depending on their nature and scope, have resulted, and may in the future result, in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Such incidents have remained, and could in the future remain, undetected for an extended period of time, and the losses arising from such incidents could exceed our available insurance coverage for such matters. In addition, security breaches impacting our IT systems have in certain cases resulted in, and in the future could result in, a risk of loss or unauthorized disclosure or theft of information, which could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability.

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

During the fourth quarter of fiscal 2023, we experienced a cybersecurity incident that disrupted portions of our internal information technology infrastructure and applications consisting of unauthorized access by a third party, exfiltration of data and the deployment of ransomware, which in turn caused disruptions and limitation of access to portions of our business applications that support aspects of our operations and corporate functions. As a result of this incident, we experienced disruptions to our normal operations which had an adverse impact on our financial performance, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have and may continue to incur significant costs in connection with the cybersecurity incident and any future cybersecurity incidents, including infrastructure investments or remediation efforts. Further, we could experience other additional consequences in the future as a result of the incident, including, reputational damage, exposure to legal claims or enforcement actions and fines levied by governmental organizations, which in turn could materially and adversely affect our results of operations. In addition, limitations on our ability to analyze and investigate the incident due to limitations on the availability of historical logs and other forensic data may impact our ability to identify all of the impacts and root causes of the cybersecurity incident. There can be no assurance that additional unauthorized access or cyber incidents will not occur or that we will not suffer material losses in the future. Unauthorized access or cyber incidents could occur more frequently and on a more significant scale to those we have suffered to date. We could also experience similar consequences as a result of future cybersecurity incidents. Other potential consequences of future cybersecurity incidents could include the theft of intellectual property and the diminution in the value of our investment in research, development and engineering, which in turn could materially and adversely affect our competitiveness and results of operations.

We identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or timely, could result in the loss of investor confidence and adversely impact our business operations and our stock price.

As a result of the cybersecurity incident experienced beginning in September 2023, and as disclosed in Part II, Item 9A of this report, we have identified a material weakness in our internal control over financial reporting related to not maintaining sufficient information technology (“IT”) controls to prevent or detect, on a timely basis, unauthorized access to certain of the Company’s financial reporting systems. Accordingly, management concluded that our internal control over financial reporting was not effective as of September 30, 2023. If we are unable to remediate the material weakness, or if we are otherwise unable to maintain effective internal control over financial reporting, then our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be in violation of covenants contained in the agreements governing our debt and other borrowings. We could also be subject to sanctions or investigations by the stock exchange on which our shares are listed, the SEC or other regulatory authorities, which could result in a material adverse effect on our business. These outcomes could subject us to litigation, civil or criminal investigations or enforcement actions requiring the expenditure of financial resources and diversion of management time, could negatively affect investor confidence in the accuracy and completeness of our financial statements and could also adversely impact our stock price and our access to the capital markets. Moreover, while we are implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible, these measures will result in additional costs, including third-party expenditures engaging security specialists and implementing certain new IT access, security and recovery measures, and such costs could adversely affect our results of operations, financial condition and cash flows.

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, our business and our products may be vulnerable to security incidents, theft, misplaced or lost data, programming errors, or errors that could potentially lead to compromising such data, improper use of our products, systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. During the fourth quarter of fiscal 2023, we experienced a cybersecurity event consisting of unauthorized access, data exfiltration and deployment of ransomware by a third party to a portion of our internal IT infrastructure. We are currently in the process of analyzing the data accessed, exfiltrated or otherwise impacted during the cybersecurity incident. The actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data as a result of the cybersecurity incident, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions. We could face similar consequences in the future if we, our suppliers, channel partners, customers or other third parties experience the actual or perceived risk of theft, loss, fraudulent use or misuse of data, including as a result of employee error or malfeasance, or as a result of the imaging, software, security and other products we incorporate into our products. Such an event could lead customers to select the products and services of our competitors. Both the cybersecurity incident and similar future incidents could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales.

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

Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we maintain general liability insurance coverage and coverage for errors or omissions, such coverage might not be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, that such coverage will continue to be available to us on acceptable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

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

Increased public awareness and concern regarding global climate change has resulted in more regulations designed to reduce greenhouse gas emissions. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential (“GWP”) of refrigerants, equipment energy efficiency, and the combustion of fossil fuels as a heating source. Many of our products consume energy and use refrigerants. Regulations which seek to reduce greenhouse gas emissions present a risk to our global products business, predominantly our HVAC business, if we do not adequately prepare our product portfolio. As a result, we have and may be in the future required to make increased research and development and other capital expenditures to improve our product portfolio in order to meet new regulations and standards. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet due to the required level of capital investment or technological advancement. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.

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

Failure to achieve our public sustainability commitments could negatively affect our reputation and business.

As of the date of this filing, we have made several public commitments regarding our intended reduction of carbon emissions, including commitments to achieve net zero carbon emissions by 2040 and the establishment of science-based targets to reduce carbon emissions from our operations and the operations of our customers. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of our brand and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our financial condition and results of operations.

The ability of suppliers to deliver raw materials, parts and components to our manufacturing facilities, and our ability to manufacture and deliver services without disruption, could affect our results of operations.

We use a wide range of materials (primarily steel, copper and aluminum) and components (including semiconductors and other electronic components) in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, global geopolitical instability, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, during 2022 and 2023 we were impacted by the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation. In addition, some of our subcontractors have experienced supply chain and labor disruptions, which have and could in the future impact our ability to timely complete projects and convert our backlog. Such disruptions have and could in the future interrupt our ability to manufacture or obtain certain products and components, thereby adversely impacting our ability to provide products to customers, convert our backlog into revenue and realize expected profit margins. We could experience the reoccurrence of similar or new disruptions in the future, the effect of which will depend on our ability to successfully mitigate and offset the impact of these disruptions. Any significant disruption could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our ability to convert backlog into revenue requires us to maintain a labor force that is sufficiently large enough to support our manufacturing operations to meet customer demand, as well as provide on-site services and project support for our customers. This includes recruiting, hiring and retaining skilled trade workers to support our direct channel field businesses. We have in the past, and could in the future, experience shortages for skilled or unskilled labor. The impacts of such labor shortages could limit our ability to convert backlog into revenue and negatively impact our results of operations.

A material disruption of our operations due to catastrophic or geopolitical events, particularly at our monitoring and/or manufacturing facilities, could materially and adversely affect our business.

If our operations, particularly at our monitoring facilities and/or manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, pandemics, climate change, cybersecurity incidents, power outages, fires, explosions, abrupt political change, armed conflict, terrorism, sabotage, adverse weather conditions, public health crises, labor disputes, labor shortages or other reasons, we may be unable to effectively respond to alarm signals, fill customer orders, convert our backlog, collect revenue and otherwise meet obligations to or demand from our customers, which could adversely affect our financial performance. These events may also cause us to experience increased costs and reduced productivity. For example, our recent cybersecurity incident caused disruptions to our operations, adversely affecting our financial performance. For more information on the impact of the cybersecurity incident, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The occurrence or reoccurrence of regional epidemics or a global pandemic, such as COVID-19, may adversely affect our operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.

Interruptions to production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect our profitability and financial condition. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, cybersecurity insurance to mitigate losses resulting from cybersecurity incidents, as well as business interruption insurance to mitigate losses resulting from significant production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, results of operations and cash flows.

Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.

We employ approximately 100,000 people worldwide. Approximately 22% of these employees are covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers could also result in reduced demand for our products.

Risks Related to Macroeconomic and Political Conditions

Some of the industries in which we operate are cyclical and, accordingly, demand for our products and services could be adversely affected by downturns in these industries.

Much of the demand for installation of our products and solutions is driven by commercial, institutional, industrial, data center, governmental and residential construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that we serve. Construction and other capital investment projects are heavily dependent on general economic conditions, localized demand for real estate and availability of credit, public funding or other sources of financing. Some of the real estate markets we serve are prone to significant fluctuations in supply and demand. In addition, most real estate developers rely heavily on project financing in order to initiate and complete projects. Declines in real estate values and increases in prevailing interest rates could lead to significant reductions in the demand for and availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors could in turn temper demand for new building products and solutions and have a corresponding impact on our financial condition, results of operations and cash flows.

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

Many of our customers inside and outside of the industrial and commercial sectors, including governmental and institutional customers, have experienced budgetary constraints as sources of revenue have been negatively impacted by adverse or stagnant economic conditions, including continued increases in interest rates. These budgetary constraints have in the past, and may in the future, reduce demand for our products and services among governmental and institutional customers.

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

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect each of our primary businesses and the businesses of our customers and suppliers. Recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by rising interest rates, global supply chain disruptions, inflation, ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, geopolitical tensions and the strengthening of the U.S. dollar, have and could continue to adversely impact our results of operations. Other potential consequences arising from the conflicts, the further escalation of geopolitical tensions globally and their effect on our business and results of operations as well as the global economy, cannot be predicted. This may include further economic sanctions, embargoes, regional instability, geopolitical shifts, regional or international expansion of current conflicts, energy instability, potential retaliatory action by governments, supply chain disruptions, disruption to local markets, increased cybersecurity attacks against us, our third-party service providers and customers, collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. and increased tensions among countries in which we operate. Our failure to adequately react to these and other political and economic conditions could materially and adversely affect our results of operations, financial condition or liquidity.

The capital and credit markets provide us with liquidity to operate and grow our business beyond the liquidity that operating cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. In addition, we have experienced, and expect to continue to experience, increased capital costs due to increases in global interest rates. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due to increased interest rates, lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors; then our financial condition, results of operations and cash flows could be adversely affected.

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

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While we employ financial instruments to hedge some of our transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our profit margin in various locations outside of the U.S. and adversely impact the comparability of results from period to period. During each of 2022 and 2023, we experienced a reduction in revenue and profits as a result of the significant strengthening of the U.S. dollar against foreign currencies. The continued strength of the U.S. dollar could continue to adversely impact our revenue and profit in non-U.S. jurisdictions.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, laws and regulations, including anti-trust, labor and environmental laws, and monetary and fiscal policies; the ability to enforce rights, collect revenues and protect assets in foreign jurisdictions; protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes; unsettled or unstable political conditions; international conflict; government-imposed plant or other operational shutdowns; backlash from foreign labor organizations related to our restructuring actions; corruption; natural and man-made disasters, hazards and losses; violence, civil and labor unrest, and possible terrorist attacks. These and other factors may have a material adverse effect on our business and results of operations.

Changes in U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results.

Geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for or attractiveness of such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Countries also could adopt restrictive trade measures, such as laws and regulations concerning investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, employment regulations and the repatriation of earnings and controls on imports or exports of goods, technology, or data, any of which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results. For example, the U.S., China and other countries continue to implement restrictive trade actions, including tariffs, export controls, sanctions, legislation favoring domestic investment and other actions impacting the import and export of goods, foreign investment and foreign operations in jurisdictions in which we operate. These kinds of restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to spend money, which could impair our future growth. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

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

During fiscal 2023, we experienced increased commodity costs as a result of global macroeconomic trends, including global price inflation, supply chain disruption and the Russia/Ukraine conflict. We could experience further cost fluctuations in the future, which could negatively impact our results of operations to the extent we are unable to successfully mitigate and offset the impact of increased costs.

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

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance, decrease demand for our products, create reputational harm or require us to manufacture with alternative technologies and materials. For example, our subsidiary Tyco Fire Protection Products announced it will discontinue the production and sale of fluorinated firefighting foams by June 2024, including Aqueous Film-Forming Foam ("AFFF") and related products, and will transition to non-fluorinated foam alternatives.

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

The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business, and require that companies maintain accurate books and records. Our policies mandate compliance with these laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot provide assurance that our internal control policies and procedures will preclude reckless or criminal acts committed by our employees or third-party intermediaries. Where we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we have and will investigate the allegations and from time to time as necessary may engage outside counsel to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, we could be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of such compliance matters, which also could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

We have projects underway at multiple current and former manufacturing and testing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties, including our Fire Technology Center and Stanton Street manufacturing facility located in Marinette, Wisconsin. These projects relate to a variety of activities, including arsenic, solvent, oil, metal, lead, PFOS, PFOA and/or other per- and polyfluorinated substances ("PFAS") and other hazardous substance contamination cleanup; and structure decontamination and demolition, including asbestos abatement. Governments in the United States and internationally have increasingly been regulating PFAS, which is contained in certain of the Company's firefighting foam products. These regulations include declining emission standards and limits set as to the presence of certain compounds. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites and resolve outstanding litigation could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business, results of operations and cash flows.

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

Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses and may be dilutive to earnings. Acquisitions involve numerous other risks, including: the diversion of management attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; difficulties in assimilating employees and in attracting and retaining key personnel; challenges in successfully integrating and operating businesses with different characteristics than our current core businesses; challenges in keeping existing customers and obtaining new customers; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects; contingent liabilities (including contingent tax liabilities and earn-out obligations) that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with acquired companies. The goodwill and intangible assets recorded with past acquisitions were significant and impairment of such assets could result in a material adverse impact on our financial condition and results of operations.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially and adversely impact our business, financial condition and results of operations.

Risks associated with joint venture investments may adversely affect our business and financial results.

We have entered into several joint ventures and we may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we may compete against our joint venture partners in certain of our markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner’s consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. These risks could result in a material adverse effect on our business and financial results.

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

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other sections, creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to us in fiscal 2024. We do not expect the IRA to have a material impact on our effective tax rate, however, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our tax rate. In addition, in October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises ("MNE"), with an annual global revenue exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. The adoption of Pillar One and its potential effective date remain uncertain. Pillar Two requires MNEs with an annual global revenue exceeding €750 million to pay a global minimum tax of 15%. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. On October 19, 2023, the Irish Minster of Finance published Irish Finance (No.2) Bill 2023, which includes implementation of the 15% Pillar Two global minimum tax. The bill, subject to amendment during the legislative process, is expected to be signed into law by late December. The Pillar Two legislation is anticipated to be effective for our fiscal year beginning October 1, 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries, as such changes could result in an increase in our effective tax rate.

Future potential changes to the U.S. tax laws could result in us being treated as a U.S. corporation for U.S. federal tax purposes, and the Internal Revenue Service ("IRS") may not agree that we should be treated as a non-U.S. corporation for U.S. federal tax purposes.

Because Johnson Controls International plc is organized under the laws of Ireland, it would generally be classified as a foreign corporation under the general rule that a corporation is considered tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. However, Section 7874 of the Code ("Section 7874") provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. The IRS may assert that, as a result of the Merger, Johnson Controls International plc should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code. The IRS may also assert that the ability of our U.S. affiliates to utilize U.S. tax attributes, such as net operating losses and certain tax credits, to offset U.S. taxable income resulting from certain transactions may be limited under Section 7874. The application of these rules could result in significant additional U.S. tax liability. In addition, a retroactive change to U.S. tax laws in this area could change the tax classification of Johnson Controls International plc. If it were to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.

Based on the terms of the Merger, we currently expect that Section 7874 does not apply to us or our affiliates as a result of the Merger. However, determining the applicability of Section 7874 is complex and is subject to factual and legal uncertainties. Thus, there can be no assurance that the IRS will agree with the position that Johnson Controls International plc should not be treated as a U.S. corporation for U.S. federal tax purposes or that Section 7874 does not otherwise apply.

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

Dividends received by investors could be subject to Irish income tax.

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

Any of the following could materially and adversely impact the results of operations of our business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; our ability to recognize the expected benefits of our restructuring actions, downgrades in the ratings of our debt, material increases to our level of indebtedness, products and services that we are unable to pass on to the market; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; and natural or man-made disasters or losses that impact our ability to deliver products and services to our customers.

ITEM 1B    UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 1C    CYBERSECURITY

Requirement not yet applicable to the Company.

ITEM 2    PROPERTIES

The Company has properties in over 60 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2023, these properties totaled approximately 40 million square feet of floor space of which 12 million square feet are owned and 28 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3    LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

On August 16, 2016, a putative class action lawsuit, Gumm v. Molinaroli, et al., Case No. 16-cv-1093, was filed in the United States District Court for the Eastern District of Wisconsin, naming Johnson Controls, Inc., the individual members of its board of directors at the time of the merger with the Company’s merger subsidiary and certain of its officers, the Company and the Company’s merger subsidiary as defendants. The complaint asserted various causes of action under the federal securities laws, state law and the Taxpayer Bill of Rights, including that the individual defendants allegedly breached their fiduciary duties and unjustly enriched themselves by structuring the merger among the Company, Tyco and the merger subsidiary in a manner that would result in a United States federal income tax realization event for the putative class of certain Johnson Controls, Inc. shareholders and allegedly result in certain benefits to the defendants, as well as related claims regarding alleged misstatements in the proxy statement/prospectus distributed to the Johnson Controls, Inc. shareholders, conversion and breach of contract. The complaint also asserted that Johnson Controls, Inc., the Company and the Company’s merger subsidiary aided and abetted the individual defendants in their breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, disgorgement of profits and damages. On September 30, 2016, approximately one month after the closing of the merger, plaintiffs filed a preliminary injunction motion seeking, among other items, to compel Johnson Controls, Inc. to make certain intercompany payments that plaintiffs contend will impact the United States federal income tax consequences of the merger to the putative class of certain Johnson Controls, Inc. shareholders and to enjoin Johnson Controls, Inc. from reporting to the Internal Revenue Service the capital gains taxes payable by this putative class as a result of the closing of the merger. The court held a hearing on the preliminary injunction motion on January 4, 2017, and on January 25, 2017, the judge denied the plaintiffs' motion. Plaintiffs filed an amended complaint on February 15, 2017, and the Company filed a motion to dismiss on April 3, 2017. On October 17, 2019, the court heard oral arguments on the motion to dismiss and took the matter under advisement. On November 3, 2021, the court granted the Company’s motion to dismiss the amended complaint. Plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. On November 6, 2023, the Seventh Circuit affirmed the decision of the district court.

Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3, "Legal Proceedings."

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of December 14, 2023 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 13, 2024.

Julie Brandt, 49, has served as Vice President and President, Building Solutions, North America since April 2023. Prior to joining Johnson Controls, Ms. Brandt served as Executive Vice President and General Manager, North America Western Region at Otis Worldwide Corp, an elevator and escalator manufacturing, installation and service company, from September 2020 until April 2023. While at Otis, Ms. Brandt also served in roles of increasing responsibility from 2000 until 2020, including Executive Vice President and Chief Transformation Officer, from January 2019 until August 2020 and as Managing Director, Hong Kong, Macau and Taiwan, from January 2016 until December 2018.

John Donofrio, 62, has served as Executive Vice President and General Counsel of the Company since November 2017. He previously served as Vice President, General Counsel and Secretary of Mars, Incorporated, a global food manufacturer from October 2013 to November 2017. Before joining Mars in October 2013, Mr. Donofrio was Executive Vice President, General Counsel and Secretary for The Shaw Group Inc., a global engineering and construction company, from October 2009 until February 2013. Prior to joining Shaw, Mr. Donofrio was Senior Vice President, General Counsel and Chief Compliance Officer at Visteon Corporation, a global automotive supplier, a position he held from 2005 until October 2009. Mr. Donofrio has been a Director of FARO Technologies, Inc., a designer, developer, manufacturer and marketer of software driven, 3D measurement, imaging and realization systems, since 2008.

Olivier Leonetti, 59, has served as Chief Financial Officer since November 2020. Prior to joining Johnson Controls, Mr. Leonetti served as the Senior Vice President and Chief Financial Officer of Zebra Technologies, a provider of enterprise-level data capture and automatic identification solutions, a position he had held since November 2016. Prior to joining Zebra, Mr. Leonetti was the Executive Vice President and Chief Financial Officer of Western Digital, a provider of data infrastructure solutions from 2014 to 2016. Prior to joining Western Digital, Mr. Leonetti served as Vice President of Finance – Global Commercial Organization at Amgen, Inc. from 2011 to 2014. From 1997 to 2011, Mr. Leonetti served in various senior finance positions with increasing responsibility at Dell Inc., including most recently as Vice President of Finance. Prior to joining Dell Inc., Mr. Leonetti served in various worldwide finance capacities with Lex Rac Service plc and the Gillette Company. Mr. Leonetti also serves as a director on the board of Eaton Corporation plc, a provider of power management technologies and services.

Nathan Manning, 47, has served as Vice President and Chief Operations Officer, Global Field Operations, since December 2022. He previously served as Vice President and President, Building Solutions, North America from October 2020 until March 2023. He also served as Vice President and General Manager, Field Operations, from March 2020 to October 2020 and Vice President and General Manager, HVAC and Controls Building Solutions North America, from January 2019 to March 2020. Prior to joining Johnson Controls, he served in various roles at General Electric, a diversified industrial and technology company, where he held the position of General Manager, Operational Excellence for General Electric’s GE Power segment from August 2017 until December 2018 and the position of General Manager, Services of GE Energy Connections, a division of GE Power, from November 2015 until August 2017. Prior to joining General Electric, Mr. Manning served as Vice President, General Manager of Eaton Aerospace, a segment of Eaton Corporation plc, a provider of power management technologies and services, from February 2014 until November 2015. Prior to joining Eaton, Mr. Manning served in a number of roles with increasing responsibility in General Electric from his hire in January 2000, including as President and Chief Executive Officer of Aviage Systems, a joint venture between General Electric and Aviation Industry Corporation of China, from July 2012 until February 2014.

Daniel C. “Skip” McConeghy, 57, has served as Vice President, Chief Accounting and Tax Officer since June 2022. Mr. McConeghy previously served as Vice President, Global Tax since October 2020 and as interim Controller since February 2022. He also served as Vice President, Corporate Tax Planning, from July 2012 through October 2020. Prior to joining Johnson Controls, Mr. McConeghy was a Tax Partner at PricewaterhouseCoopers, from July 1999 through June 2012.

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

Anu Rathninde, 53, has served as Vice President and President, Building Solutions, Asia Pacific since May 2022. Prior to joining Johnson Controls, Mr. Rathninde served as President, Electrical Distribution Systems and Advanced Safety & User Experience, Asia Pacific at Aptiv plc, and mobility architecture company primarily serving the automotive sector, from November 2021 until May 2022 and as President, Electrical Distribution Systems from May 2016 until November 2021. Prior to joining Aptiv, Mr. Rathninde served as Vice President of the Automotive Products Group at Johnson Electric, manufacturer of electric motors, actuators, motion subsystems and related electro-mechanical components. Earlier in his career, Mr. Rathninde held progressive leadership positions at Aptiv in general management, engineering, business development, strategy and business planning.

Lei Zhang Schlitz, 57, has served as Vice President and President, Global Products, since November 2022. Prior to joining Johnson Controls, Ms. Schlitz served as Executive Vice President, Automotive OEM of Illinois Tool Works Inc. (“ITW”), a global manufacturer of a diversified range of industrial products and equipment, from 2019 until October 2022. Prior to serving as Vice President, Automotive OEM, Ms. Schlitz served in various leadership roles at ITW, including Executive Vice President, ITW Food Equipment Segment, from September 2015 until January 2020, Group President, Global Ware-Wash and Refrigeration Businesses and Food Equipment Asia Pacific, from January 2014 until August 2015, Group President, Worldwide Refrigeration & Weigh Wrap Business, from May 2011 until December 2013 and as Vice President, ITW Technology Center from October 2008 until April 2011. Prior to joining ITW, Ms. Schlitz served in roles of increasing responsibility at Siemens Energy & Automation from September 2001 until September 2008 and General Electric from 1998 until September 2001. Ms. Schlitz serves on the Board of Directors for Archer Daniels Midland Company, a leader in human and animal nutrition and agricultural origination and processing.

Marlon Sullivan, 50, has served as Executive Vice President and Chief Human Resources Officer since September 2021. Prior to joining Johnson Controls, he served as the Senior Vice President of Human Resources at Delta Airlines from January 2021 to September 2021. Prior to joining Delta, Mr. Sullivan served in various human resources and talent development leadership roles at Abbott Laboratories from December 2007 through December 2020. Earlier in his career, Mr. Sullivan held a variety of human resources roles at The Home Depot.

Marc Vandiepenbeeck, 45, has served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America since August 2023. From 2005 until 2023, Mr. Vandiepenbeeck served in roles of increasing responsibility at Johnson Controls, including Vice President, Finance in 2023, Vice President of Finance, Building Solutions North America, from 2021 through 2023, Vice President and Treasurer, from 2019 until 2021 and Treasurer, Asia Pacific, Middle East, Hong Kong/Shanghai and China, from 2012 until 2015.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Number of Record Holders
Title of Class	as of November 30, 2023
Ordinary Shares, $0.01 par value	28,519

As of September 30, 2023, approximately $3.0 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in March 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal 2023, the Company repurchased $625 million of its ordinary shares on the open market.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/23 - 7/31/23	178,302	$67.86	178,302	$2,989,400,398
8/1/23 - 8/31/23	—	—	—	—
9/1/23 - 9/30/23	—	—	—	—

During the three months ended September 30, 2023, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

The line graph below compares the cumulative total shareholder return on the Company's ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P’s") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2018 and the reinvestment of all dividends since that date.

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

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including residential and commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space), energy-management consulting and data-driven “smart building” services and solutions powered by its OpenBlue software platform and capabilities. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

The Company's fiscal year ends on September 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the year ended September 30, 2023. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements. A detailed discussion of the 2022 to 2021 year-over-year changes are not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2022 Annual Report on Form 10-K filed November 15, 2022 under the heading "Fiscal year 2022 compared to fiscal year 2021" which is incorporated herein by reference.

Macroeconomic Trends

Much of the demand for the Company’s products and solutions is driven by construction, facility expansion, retrofit and maintenance projects within the commercial, institutional, industrial, data center, governmental and residential sectors. Construction projects are heavily dependent on general economic conditions, localized demand for real estate and the availability of credit, public funding or other financing sources. Positive or negative fluctuations in construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that the Company serves, as well as availability of credit, financing or funding for such projects, could have a corresponding impact on the Company’s financial condition, results of operations and cash flows. The economic conditions in China, specifically challenges in real estate, began negatively impacting the Building Solutions Asia Pacific segment in the fourth quarter of fiscal 2023. The Company expects continued softening in China in fiscal 2024.

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. During fiscal 2023, revenue and profits were adversely impacted due to the strengthening of the U.S. dollar against foreign currencies.

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

The Company has experienced, and could continue to experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, geopolitical and economic tensions, including the conflicts between Russia and Ukraine and Israel and Hamas, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. However, during fiscal 2023, the Company observed improved margins as supply chain disruptions eased and higher priced backlog was converted to sales. Although the Company has experienced recent improvement in its supply chain, it could experience further disruptions, shortages and cost increases in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See Part I, Item 1A, of this Annual Report on Form 10-K for an additional discussion of risks.

Cybersecurity Incident

During the weekend of September 23, 2023, the Company experienced a cybersecurity incident impacting its internal information technology ("IT") infrastructure and applications. The incident was detected shortly after receiving reports of outages to certain of the Company’s systems. Promptly after detecting the issue, the Company implemented its incident management and response plan and business continuity plans, including implementing remediation measures to mitigate the impact of the incident and restore affected systems and functions. The Company also engaged leading cybersecurity experts and other specialized consultants to assist in its investigation and remediation of the incident, as well as the restoration of impacted applications and systems. The Company’s investigation and remediation efforts remain ongoing, including the analysis of data accessed, exfiltrated or otherwise impacted during the cybersecurity incident. Based on the information reviewed to date, the Company believes the unauthorized activity has been contained and has not observed evidence of any impact to its digital products, services and solutions, including OpenBlue and Metasys.

The cybersecurity incident consisted of unauthorized access, data exfiltration and deployment of ransomware by a third party to a portion of the Company’s internal IT infrastructure. The incident caused disruptions and limitation of access to portions of the Company’s business applications supporting aspects of the Company’s operations and corporate functions, which disruptions and limitations continued into the early portion of the first quarter of fiscal 2024. To date, the Company has largely restored the impacted applications and systems.

Lost and deferred revenues and expenses related to the cybersecurity incident adversely impacted fiscal 2023 net income by approximately $30 million, or approximately $0.04 per diluted share. This was primarily attributable to order processing and logistics disruptions and delays, and expenses associated with the response to, and remediation of, the incident.

The Company has incurred and expects to incur additional expenses associated with the response to, and remediation of, the incident in fiscal 2024, most of which the Company expects to incur in the first half of the year. These expenses include third-party expenditures, including IT recovery and forensic experts and others performing professional services to investigate and remediate the incident, as well as incremental operating expenses incurred from the resulting disruption to the Company’s business operations. Further, the cybersecurity incident caused disruptions to certain of the Company’s billing systems, which is expected to negatively impact cash provided from continuing operations during the first quarter of fiscal 2024. The overall impact of the cybersecurity incident in fiscal 2024 is not expected to be material to net income, net of insurance recoveries, or cash flows from continuing operations; however, the timing of recognizing the insurance recoveries may differ from the timing of recognizing the associated expenses.

The Company maintains insurance covering certain losses associated with cybersecurity incidents. The Company did not recognize any insurance recoveries related to the cybersecurity incident in the three months ended September 30, 2023. The Company currently expects that a substantial portion of its direct costs incurred related to containing, investigating and remediating the incident, as well as business interruption losses, will be reimbursed through insurance recoveries.

Restructuring and Cost Optimization Initiatives

To better align its resources with its growth strategies and reduce the cost structure of its global operations in certain underlying markets, the Company commits to restructuring plans as necessary. In the third quarter of fiscal 2023, the Company began developing a restructuring plan with certain actions focused on continued scaling of Selling, general and administrative expenses ("SG&A") to its planned growth. The scope of the plan was substantially finalized in the fourth quarter of fiscal 2023 and certain actions related to this plan were committed and executed during the fourth quarter, primarily related to workforce reductions, and were recorded to restructuring and impairment costs in the consolidated statements of income. Additional restructuring charges are expected in subsequent quarters. The Company expects savings from the restructuring initiatives to be substantially offset by incremental ongoing operating costs and investments to grow the business. Restructuring charges incurred during the first and second quarters of fiscal 2023 were the result of other segment and Corporate-level restructuring plans.

FISCAL YEAR 2023 COMPARED TO FISCAL YEAR 2022

Net Sales

	Year Ended September 30,
(in millions)	2023	2022	Change
Net sales	$26,793	$25,299	6%

The increase in net sales was due to higher organic sales ($1,997 million) and the favorable net impact of acquisitions and divestitures ($113 million), partially offset by the unfavorable impact of foreign currency translation ($616 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 8% over the prior year, attributable to increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2023	2022	Change
Cost of sales	$17,822	$16,956	5%
Gross profit	8,971	8,343	8%
% of sales	33.5%	33.0%

Cost of sales and gross profit both increased and gross profit as a percentage of sales increased by 50 basis points. Gross profit increased due to organic sales growth and favorable price/cost, partially offset by the unfavorable impact of foreign currency translation ($192 million) and the unfavorable year-over-year impact of net pension mark-to-market adjustments ($42 million). Gross profit as a percentage of sales increased primarily due to favorable price/cost. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2023	2022	Change
Selling, general and administrative expenses	$6,181	$5,945	4%
% of sales	23.1%	23.5%

Selling, general and administrative expenses ("SG&A") increased by $236 million, and SG&A as a percentage of sales improved by 40 basis points. The increase in SG&A was primarily due to certain investments to support growth, one-time transaction and separation costs, the unfavorable year-over-year impact of net mark-to-market adjustments ($84 million) and a loss associated with a fire at a leased warehouse facility ($40 million), partially offset by non-recurring environmental remediation charges in the prior year ($255 million) and favorable foreign currency translation ($118 million). Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2023	2022	Change
Restructuring and impairment costs	$1,064	$721	48%

Restructuring and impairment costs in fiscal 2023 includes $498 million of impairment charges related to businesses classified or previously classified as held for sale, $276 million in severance and other charges resulting from restructuring initiatives, $184 million of goodwill impairment charges related to the Silent-Aire reporting unit, and $106 million of impairment charges for various long-lived assets.

Restructuring and impairment costs in fiscal 2022 includes $359 million of impairment charges related to the North America and Global Retail business which was previously held for sale, $182 million in severance and other charges resulting from restructure initiatives, $105 million of impairments for a business and assets previously held for sale, and $75 million of goodwill impairment charges related to the Silent-Aire reporting unit.

Refer to "Note 3, "Assets and Liabilities Held for Sale & Discontinued Operations," Note 7, "Property, Plant and Equipment," Note 8, "Goodwill and Other Intangible Assets," and Note 17, "Restructuring and Related Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Year Ended September 30,
	2023	2022	Change

Interest expense, net of capitalized interest costs	$307	$225	36%
Other financing charges	52	27	93%
Gain on debt extinguishment	(25)	—	*
Interest income	(18)	(6)	*
Net foreign exchange results for financing activities	(35)	(33)	6%
Net financing charges	$281	$213	32%
* Measure not meaningful

Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's debt.

Equity Income

	Year Ended September 30,
(in millions)	2023	2022	Change
Equity income	$265	$246	8%

The increase in equity income was primarily due to higher income at certain partially-owned affiliates of the Johnson Controls - Hitachi joint venture. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA.

Income Tax Provision

	Year Ended September 30,
(in millions)	2023	2022	Change
Income tax (benefit)	$(323)	$(13)	*
Effective tax rate	(19)%	(1)%
* Measure not meaningful

The statutory tax rate in Ireland of 12.5% is being used as a comparison since the Company is domiciled in Ireland.

For fiscal 2023, the effective tax rate for continuing operations was (19)% and was lower than the statutory tax rate primarily due to the favorable tax impacts of intellectual property tax adjustments, tax reserve adjustments as the result of tax audit resolutions and remeasurements, valuation allowance adjustments and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of impairment and restructuring charges.

For fiscal 2022, the effective tax rate for continuing operations was (1)% and was lower than the statutory tax rate primarily due to favorable impact of tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of impairment and restructuring charges, valuation allowance adjustments, and the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials.

The fiscal 2023 effective tax rate was lower than fiscal 2022 primarily due to tax reserve adjustments as the result of tax audit resolutions, valuation allowance adjustments and the benefits of continuing global tax planning initiatives, partially offset by the impact of impairment and restructuring charges. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other sections, creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to the Company in fiscal 2024. The Company does not expect the IRA to have a material impact on its effective tax rate, however, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on the Company's tax rate. In addition, in October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises ("MNE"), with an annual global revenue exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. The adoption of Pillar One and its potential effective date remain uncertain. Pillar Two requires MNEs with an annual global revenue exceeding €750 million to pay a global minimum tax of 15%. On December 15, 2022, the Council of the EU formally adopted Directive (EU) 2022/2523 (the “Pillar Two Directive”) to achieve a coordinated implementation of Pillar Two in EU Member States consistent with EU law. On October 19, 2023, the Irish Minster of Finance published Irish Finance (No.2) Bill 2023, which includes implementation of the 15% Pillar Two global minimum tax. The bill, subject to amendment during the legislative process, is expected to be signed into law by late December. The Pillar Two legislation is anticipated to be effective for the Company with the fiscal year beginning October 1, 2024. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by individual countries, as such changes could result in an increase in its effective tax rate.

Income Attributable to Noncontrolling Interests

	Year Ended September 30,
(in millions)	2023	2022	Change
Income attributable to noncontrolling interests	$184	$191	-4%

The decrease in income attributable to noncontrolling interests was primarily due to lower net income at certain partially-owned affiliates within the Global Products segment.

Net Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2023	2022	Change
Net income attributable to Johnson Controls	$1,849	$1,532	21%

The increase in net income attributable to Johnson Controls was primarily due to higher gross profit and higher income tax benefits, partially offset by higher restructuring and impairment costs and higher SG&A. Diluted earnings per share attributable to Johnson Controls was $2.69 for the year ended September 30, 2023 compared to $2.19 for the year ended September 30, 2022.

Comprehensive Income Attributable to Johnson Controls

	Year Ended September 30,
(in millions)	2023	2022	Change
Comprehensive income attributable to Johnson Controls	$1,805	$1,055	71%

The increase in comprehensive income attributable to Johnson Controls was due to an increase in other comprehensive income attributable to Johnson Controls ($433 million) resulting primarily from reductions in foreign currency translation expense and an increase in net income attributable to Johnson Controls ($317 million).

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

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Building Solutions North America	$10,330	$9,367	10%	$1,394	$1,122	24%
Building Solutions EMEA/LA	4,096	3,845	7%	316	358	-12%
Building Solutions Asia Pacific	2,746	2,714	1%	343	332	3%
Global Products	9,621	9,373	3%	1,965	1,594	23%
	$26,793	$25,299	6%	$4,018	$3,406	18%

Net Sales

•The increase in Building Solutions North America was due to organic growth, including higher prices ($979 million) and incremental sales related to business acquisitions ($29 million), partially offset by the unfavorable impact of foreign currency translation ($45 million). Excluding the impacts of business acquisitions and foreign currency translation, sales growth was led by growth in HVAC & Controls and Fire & Security.

•The increase in Building Solutions EMEA/LA was due to organic growth, including higher prices ($324 million) and the net impact of business acquisitions and divestitures ($29 million), partially offset by the unfavorable impact of foreign currency translation ($102 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by growth in Fire & Security and HVAC & Controls.

•The increase in Building Solutions Asia Pacific was due to organic growth, including higher prices ($182 million) and the net impact of business acquisitions and divestitures ($19 million), partially offset by the unfavorable impact of foreign currency translation ($169 million). The economic conditions in China, specifically challenges in real estate, began negatively impacting the Building Solutions Asia Pacific segment in the fourth quarter of fiscal 2023, but had an insignificant impact on results for the full year. Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by continued demand for HVAC & Controls.

•The increase in Global Products was due to the net impact of higher prices and lower volumes ($512 million) and incremental sales related to business acquisitions ($36 million), partially offset by the unfavorable impact of foreign currency translation ($300 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was driven by strong price realization and growth in Commercial HVAC and Industrial Refrigeration products.

Segment EBITA

•The increase in Building Solutions North America was primarily due to favorable price/cost, volume leverage and productivity savings, partially offset by unfavorable project mix.

•The decrease in Building Solutions EMEA/LA reflects the unfavorable impact of foreign currency translation ($13 million) and higher expenses, partially offset by favorable price/cost.

•The increase in Building Solutions Asia Pacific was primarily due to favorable price/cost and productivity savings, partially offset by the unfavorable impact of foreign currency translation ($25 million).

•The increase in Global Products was primarily due to favorable price/cost and productivity savings, partially offset by unfavorable mix, lower gross margin due to lower manufacturing absorption, an uninsured loss associated with a fire at a leased warehouse facility and the unfavorable impact of foreign currency translation ($42 million).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30,
(in millions)	2023	2022	Change
Current assets	$10,737	$11,685
Current liabilities	(11,084)	(11,239)
	(347)	446	*

Less: Cash and cash equivalents	(835)	(2,031)
Add: Short-term debt	385	669
Add: Current portion of long-term debt	645	865
Working capital (as defined)	$(152)	$(51)	*

Accounts receivable - net	$6,006	$5,727	5%
Inventories	2,776	2,665	4%
Accounts payable	4,268	4,368	-2%
* Measure not meaningful

•The Company defines working capital as current assets less current liabilities, excluding cash and cash equivalents, short-term debt, the current portion of long-term debt, and current assets and liabilities held for sale (when applicable). Management believes that this measure of working capital, which excludes financing-related items and businesses to be divested, provides a more useful measurement of the Company’s operating performance.

•The decrease in working capital at September 30, 2023 as compared to September 30, 2022, was primarily due to an increase in deferred revenue and lower income tax assets, partially offset by an increase in accounts receivable due to increased sales and timing of collections.

•Days sales in accounts receivable were 50 at September 30, 2023, comparable to 51 at September 30, 2022. There has been no significant adverse change in the level of overdue receivables or significant changes in revenue recognition methods.

•The Company’s inventory turns for the year ended September 30, 2023 were slightly lower than the comparable period ended September 30, 2022.

•Days in accounts payable were 84 days at September 30, 2023, down slightly from 88 days at September 30, 2022. The decrease was primarily due to timing of payments.

Cash Flows From Continuing Operations

	Year Ended September 30,
(in millions)	2023	2022
Cash provided by operating activities	$2,221	$1,990
Cash used by investing activities	(1,184)	(693)
Cash used by financing activities	(2,174)	(516)

•The increase in cash provided by operating activities reflects higher net income and the favorable impact of inventory, income tax and accounts receivable activity, which was partially offset by the timing of accounts payable and accrued liabilities payments.

•The increase in cash used by investing activities was primarily due to the FM:Systems acquisition. Refer to Note 2, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for further disclosure related to the FM:Systems and other acquisitions.

•The decrease in cash provided by financing activities was primarily due to changes in short- and long-term borrowing activity. The net impact of debt proceeds and repayments used cash of $433 million in fiscal 2023 and generated cash of $2.0 billion in fiscal 2022. This increase in cash used was partially offset by lower stock repurchases.

Capitalization

	September 30,
(in millions)	2023	2022	Change
Short-term debt	$385	$669
Current portion of long-term debt	645	865
Long-term debt	7,818	7,426
Total debt	8,848	8,960	-1%
Less: Cash and cash equivalents	835	2,031
Total net debt	8,013	6,929	16%

Shareholders’ equity attributable to Johnson Controls	16,545	16,268	2%
Total capitalization	$24,558	$23,197	6%

Total net debt as a % of total capitalization	32.6%	29.9%

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

•Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on debt obligations and maturities. Interest payable on long-term debt is $283 million in the twelve months following September 30, 2023 and $3.6 billion thereafter.

•Refer to Note 9, "Leases," of the notes to consolidated financial statements for additional information on lease obligations and maturities.

•As of September 30, 2023, purchase obligations are $1.8 billion payable in the next twelve months and $240 million payable thereafter. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent all future expected purchases.

•As of September 30, 2023, the Company expects to contribute $26 million and $203 million to the global pension and postretirement plans in the next twelve months and thereafter, respectively.

•As of September 30, 2023, approximately $3.0 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity and economic environment.

•The Company declared dividends of $1.45 per share in fiscal 2023 and intends to continue paying quarterly dividends in fiscal 2024.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $835 million at September 30, 2023, are adequate to fund operations and meet its obligations for the foreseeable future. The Company expects requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in fiscal 2024 will be funded from operations, supplemented by short- and long-term borrowings, if required.

–The Company manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. Commercial paper outstanding was $200 million as of September 30, 2023 and $172 million as of September 30, 2022.

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

–The Company has the ability to draw on its syndicated $2.5 billion committed revolving credit facility, which was scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which expired in November 2023. Both credit facilities were renewed on December 11, 2023. The $2.5 billion facility is now scheduled to expire in December 2028 and the $500 million facility is now scheduled to expire in December 2024. There were no draws on the facilities as of September 30, 2023.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of September 30, 2023, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•The Company entered into the following debt transactions in fiscal 2023:

–Repaid $1.6 billion of debt including the following:
▪€200 million term loan with an interest rate of EURIBOR plus 0.5%
▪$32 million Senior Notes due 2023 with an interest rate of 4.625%
▪€150 million term loan with an interest rate of 0.0%
▪€135 million term loan with an interest rate of EURIBOR plus 0.5%
▪€846 million Senior Notes due 2023 with an interest rate of 1.0%
▪Tendered $105 million of its Notes due 2045 with an interest rate of 5.125%

–Issued $1.2 billion of debt including the following:
▪€150 million term loan with an interest rate of EURIBOR plus 0.7% which is due in April 2024
▪€150 million term loan with an interest rate of EURIBOR plus 0.4% which is due March 2024
▪Together with its wholly owned subsidiary, Tyco Fire & Security Finance S.C.A., co-issued €800 million in 4.25% Senior Notes due May 2035

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2023, the Company was in compliance with all financial covenants set forth in its credit agreements and the indentures governing its outstanding notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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
•€500 million aggregate principal amount of 1.000% Senior Notes due 2032
•$400 million aggregate principal amount of 4.900% Senior Notes due 2032
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

The following table presents summarized income statement information for the year ended September 30, 2023 (in millions):

	Obligor Group	Non-Obligor Subsidiaries
Net sales	$—	$—
Gross profit	—	—
Loss from continuing operations	(458)	(139)
Net loss	(458)	(139)
Income attributable to noncontrolling interests	—	—
Net loss attributable to the entity	(458)	(139)

The following table presents summarized balance sheet information as of September 30, 2023 (in millions):

	Obligor Group	Non-Obligor Subsidiaries
Current assets	$26	$5,608
Noncurrent assets	270	1,882
Current liabilities	3,652	9,289
Noncurrent liabilities	7,585	3,462
Noncontrolling interests	—	—

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

For agreements with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using the best estimate of the relative standalone selling price of each distinct good or service in the contract. In order to estimate relative standalone selling price, market data and transfer price studies are utilized. If the standalone selling price is not directly observable, the Company estimates the standalone selling price using an adjusted market assessment approach or expected cost plus margin approach.

The Company assesses variable consideration that may affect the total transaction price, including discounts, rebates, refunds, credits or other similar sources of variable consideration, when determining the transaction price of each contract. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. These estimates are based on the amount of consideration that the Company expects to be entitled to.

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

Management completed its fiscal 2023 annual impairment test as of July 31. The fair value of all reporting units substantially exceeded their carrying values, with the exception of one reporting unit with $455 million of goodwill whose fair value in excess of its carrying value was approximately 10%. For this reporting unit, a 1% increase in the discount rate, or a 1.5% decrease in the revenue growth rates, would cause the fair value to be less than the carrying value. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge.

Indefinite-lived intangible assets are also subject to at least annual impairment testing in the fourth fiscal quarter or as events occur or circumstances change that indicate the assets may be impaired. Indefinite-lived intangible assets primarily consist of trademarks and trade names and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The key assumptions used in the impairment tests were long-term revenue growth projections, weighted-average cost of capital, the royalty rate and general industry, market and macro-economic conditions. The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. The key assumptions used in the impairment tests were management's projections of future cash flows, weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there are significant judgments in determining the expected future cash flows attributable to a reporting unit.

During fiscal 2023, the Company impaired $184 million of goodwill in its Silent-Aire reporting unit.

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

Refer to Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the results of goodwill and indefinite-lived intangible assets impairment testing performed in fiscal 2023 and 2022.

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

The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company’s weighted average discount rate on U.S. pension plans was 5.48% and 5.08% at September 30, 2023 and 2022, respectively. The Company’s weighted average discount rate on non-U.S. pension plans was 4.72% and 4.36% at September 30, 2023 and 2022, respectively.

In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plans’ invested assets. Reflecting the relatively long-term nature of the plans’ obligations, approximately 14% of the plans’ assets are invested in equity securities and 63% in fixed income securities, with the remainder primarily invested in alternative investments. The expected long-term return on U.S. pension plan assets used to determine net periodic benefit cost was 8.25% and 7.00% for the years ended September 30, 2023 and 2022, respectively. The weighted average expected long-term return on non-U.S. pension plan assets was 5.02% and 3.70% for the years ended September 30, 2023 and 2022, respectively. The actual rate of return on both U.S and non-U.S pension plans was below expected rates in both fiscal 2023 and fiscal 2022.

For fiscal 2024, the Company believes the long-term rate of return will approximate 8.50% for U.S. pension plans and 5.26% for non-U.S. pension plans. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a significant remeasurement event. If actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

In fiscal 2023, total employer contributions to the defined benefit pension plans were $55 million, none of which were voluntary contributions made by the Company. The Company expects to contribute approximately $24 million in cash to its defined benefit pension plans in fiscal 2024.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable, however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

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

The following chart illustrates the estimated increases (decreases) in projected benefit obligation and future ongoing pension expense, which excludes any potential mark-to-market adjustments, assuming an increase of 25 basis points in the key assumptions for the Company's pension plans (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Change in Projected Benefit Obligation	Change in Ongoing Pension Expense	Change in Projected Benefit Obligation	Change in Ongoing Pension Expense
Discount rate	$(26)	$2	$(33)	$1
Expected return on plan assets	—	(4)	—	(3)

Loss Contingencies

Accruals are recorded for various contingencies including legal proceedings, environmental matters, self-insurance and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial determined estimates. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

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

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068 (which is the Company's reasonable best estimate of the actuarial determined time period through which asbestos-related claims will be filed against Company affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents non-U.S. operating and other loss carryforwards for which realization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2023, the Company had a valuation allowance of $6.4 billion for continuing operations, of which $5.6 billion relates to net operating loss carryforwards primarily in Brazil, France, Germany, Ireland, Luxembourg, Mexico, the United Kingdom, and the U.S. for which sustainable taxable income has not been demonstrated; and $0.8 billion for other deferred tax assets.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2023, the Company had recorded a liability of $2.2 billion for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

RISK MANAGEMENT

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, and interest rates. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as a hedge of one of the following:

•Forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge)
•Net investment in a non-U.S. operation (a net investment hedge)

The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the consolidated statements of income.

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

At September 30, 2023 and 2022, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $63 million and $133 million, respectively.

Interest Rates

Substantially all of the Company's outstanding debt has fixed interest rates, and, therefore, any fluctuation in market interest rates is not expected to have a material effect on the Company's results of operations. A 100 basis point increase/decrease in the average interest rate on the Company's variable rate debt would have an immaterial impact on interest expense.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective design and maintenance of information technology controls to prevent or detect, on a timely basis, unauthorized access to certain of the Company's financial reporting systems.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded FM:Systems from its assessment of internal control over financial reporting as of September 30, 2023 because it was acquired by the Company in a purchase business combination in July 2023. We have also excluded FM:Systems from our audit of internal control over financial reporting. FM:Systems is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of each of the related consolidated financial statement amounts as of and for the year ended September 30, 2023.

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

Revenue Recognition from Certain Contracts with Customers

As described in Notes 1 and 4 to the consolidated financial statements, the Company recognized $26,793 million of net sales for the year ended September 30, 2023, of which a majority relates to certain over time and point in time contracts with customers. Revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services is recognized on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and estimated losses are recorded when identified. The Company enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized over time on a straight-line basis over the respective contract term. Revenue associated with the sale of equipment and related installations are recognized over time on a cost-to-cost input method, while the revenue for monitoring and maintenance services are recognized over time as services are rendered. In other cases, the Company recognizes revenue at the point in time when control over the goods or services transfers to the customer.

The principal considerations for our determination that performing procedures relating to revenue recognition from certain contracts with customers is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the revenue recognized on certain of the Company's over time and point in time contracts with customers.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for the Company’s over time and point in time contracts with customers. These procedures also included, among others, evaluating the appropriateness of the timing and amount of revenue recognized for a sample of over time and point in time contracts with customers. Evaluating the appropriateness of the timing and amount of revenue recognized for certain over time contracts with customers involved (i) obtaining and inspecting source documents, such as contracts or service tickets, change orders, and evidence of progress towards completion or services delivered; (ii) evaluating the appropriateness of the over time revenue recognition methods; (iii) testing, on a sample basis for certain over time contracts, the costs incurred to date; and (iv) performing a comparison of estimated gross margin in the prior year to gross margin at completion of the arrangement in the current year for certain over time contracts with customers. Evaluating the appropriateness of the timing and amount of revenue recognized for certain point in time contracts with customers involved (i) obtaining and inspecting source documents, such as contracts or purchase orders, evidence of goods delivered, and consideration received in exchange for those goods and (ii) evaluating the appropriateness of the point in time revenue recognition method.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
December 14, 2023

We have served as the Company’s auditor since 1957.

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2023	2022	2021
Net sales
Products and systems	$20,251	$19,274	$17,202
Services	6,542	6,025	6,466
	26,793	25,299	23,668
Cost of sales
Products and systems	14,031	13,533	11,848
Services	3,791	3,423	3,761
	17,822	16,956	15,609

Gross profit	8,971	8,343	8,059

Selling, general and administrative expenses	(6,181)	(5,945)	(5,258)
Restructuring and impairment costs	(1,064)	(721)	(242)
Net financing charges	(281)	(213)	(206)
Equity income	265	246	261

Income from continuing operations before income taxes	1,710	1,710	2,614

Income tax provision (benefit)	(323)	(13)	868

Income from continuing operations	2,033	1,723	1,746

Income from discontinued operations, net of tax (Note 3)	—	—	124

Net income	2,033	1,723	1,870

Income from continuing operations attributable to noncontrolling interests	184	191	233

Net income attributable to Johnson Controls	$1,849	$1,532	$1,637

Amounts attributable to Johnson Controls ordinary shareholders:
Income from continuing operations	$1,849	$1,532	$1,513
Income from discontinued operations	—	—	124
Net income	$1,849	$1,532	$1,637

Basic earnings per share attributable to Johnson Controls
Continuing operations	$2.70	$2.20	$2.11
Discontinued operations	—	—	0.17
Net income	$2.70	$2.20	$2.28

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$2.69	$2.19	$2.10
Discontinued operations	—	—	0.17
Net income	$2.69	$2.19	$2.27

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2023	2022	2021

Net income	$2,033	$1,723	$1,870

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(84)	(603)	376
Realized and unrealized gains (losses) on derivatives	25	7	(18)
Pension and postretirement plans	(1)	(3)	4
Other comprehensive income (loss)	(60)	(599)	362

Total comprehensive income	1,973	1,124	2,232

Comprehensive income attributable to noncontrolling interests:
Net income	184	191	233

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15)	(123)	19
Realized and unrealized gains on derivatives	(1)	1	1
Other comprehensive income (loss)	(16)	(122)	20
Comprehensive income attributable to noncontrolling interests	168	69	253
Comprehensive income attributable to Johnson Controls	$1,805	$1,055	$1,979

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2023	2022

Assets

Cash and cash equivalents	$835	$2,031
Accounts receivable, less allowance for expected credit losses of $90 and $66, respectively	6,006	5,727
Inventories	2,776	2,665
Other current assets	1,120	1,262
Current assets	10,737	11,685

Property, plant and equipment - net	3,136	3,131
Goodwill	17,936	17,350
Other intangible assets - net	4,888	5,155
Investments in partially-owned affiliates	1,056	963
Other noncurrent assets	4,489	3,874
Total assets	$42,242	$42,158

Liabilities and Equity

Short-term debt	$385	$669
Current portion of long-term debt	645	865
Accounts payable	4,268	4,368
Accrued compensation and benefits	958	1,003
Deferred revenue	1,996	1,804
Other current liabilities	2,832	2,530
Current liabilities	11,084	11,239

Long-term debt	7,818	7,426
Pension and postretirement benefit obligations	278	358
Other noncurrent liabilities	5,368	5,733
Noncurrent liabilities	13,464	13,517

Commitments and contingencies (Note 21)

Ordinary shares (par value $0.01; 2.0 billion shares authorized; shares issued: 2023 - 709,968,796; 2022 - 717,726,243)	7	7
Ordinary A shares (par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2023 and 2022)	—	—
Preferred shares (par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2023 and 2022)	—	—
Ordinary shares held in treasury, at cost (shares held: 2023 - 29,596,724; 2022 - 29,029,475)	(1,240)	(1,203)
Capital in excess of par value	17,349	17,224
Retained earnings	1,384	1,151
Accumulated other comprehensive loss	(955)	(911)
Shareholders’ equity attributable to Johnson Controls	16,545	16,268
Noncontrolling interests	1,149	1,134
Total equity	17,694	17,402
Total liabilities and equity	$42,242	$42,158

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2023	2022	2021
Operating Activities of Continuing Operations
Net income attributable to Johnson Controls	$1,849	$1,532	$1,513
Income attributable to noncontrolling interests	184	191	233
Net income	2,033	1,723	1,746
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	848	830	845
Pension and postretirement benefit expense (income)	61	(216)	(551)
Pension and postretirement contributions	(57)	(96)	(68)
Equity in earnings of partially-owned affiliates, net of dividends received	(98)	30	(117)
Deferred income taxes	(676)	(141)	36
Non-cash restructuring and impairment charges	827	555	98
Equity-based compensation expense	111	102	76
Other - net	(123)	(58)	(85)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(168)	(427)	(143)
Inventories	(81)	(773)	(219)
Other assets	(216)	(362)	(164)
Restructuring reserves	59	(7)	(44)
Accounts payable and accrued liabilities	(222)	1,270	813
Accrued income taxes	(77)	(440)	328
Cash provided by operating activities from continuing operations	2,221	1,990	2,551

Investing Activities of Continuing Operations
Capital expenditures	(539)	(592)	(552)
Sale of property, plant and equipment	32	127	124
Acquisition of businesses, net of cash acquired	(726)	(269)	(725)
Other - net	49	41	63
Cash used by investing activities from continuing operations	(1,184)	(693)	(1,090)

Financing Activities of Continuing Operations
Net proceeds (payments) from borrowings with maturities less than three months	(51)	379	(18)
Proceeds from debt	1,173	1,771	734
Repayments of debt	(1,555)	(184)	(744)
Stock repurchases and retirements	(625)	(1,441)	(1,307)
Payment of cash dividends	(980)	(916)	(762)
Proceeds from the exercise of stock options	42	17	178
Dividends paid to noncontrolling interests	(149)	(121)	(142)
Employee equity-based compensation withholding taxes	(37)	(51)	(33)
Other - net	8	30	(37)
Cash used by financing activities from continuing operations	(2,174)	(516)	(2,131)

Discontinued Operations - Cash used by operating activities	—	(4)	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(53)	116
Increase (decrease) in cash, cash equivalents and restricted cash	(1,142)	724	(618)
Cash, cash equivalents and restricted cash at beginning of period	2,066	1,342	1,960
Cash, cash equivalents and restricted cash at end of period	924	2,066	1,342
Less: Restricted cash	89	35	6
Cash and cash equivalents at end of period	$835	$2,031	$1,336

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity

	Year Ended September 30,
(in millions)	2023	2022	2021
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,268	$17,562	$17,447

Ordinary Shares
Beginning balance	7	7	8
Repurchases and retirements of ordinary shares	—	—	(1)
Ending balance	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,203)	(1,152)	(1,119)
Employee equity-based compensation withholding taxes	(37)	(51)	(33)
Ending balance	(1,240)	(1,203)	(1,152)

Capital in Excess of Par Value
Beginning balance	17,224	17,116	16,865
Change in noncontrolling interest share	—	—	(8)
Share-based compensation expense	85	88	76
Other, including options exercised	40	20	183
Ending balance	17,349	17,224	17,116

Retained Earnings
Beginning balance	1,151	2,025	2,469
Net income attributable to Johnson Controls	1,849	1,532	1,637
Cash dividends declared	(991)	(965)	(771)
Repurchases and retirements of ordinary shares	(625)	(1,441)	(1,306)
Other	—	—	(4)
Ending balance	1,384	1,151	2,025

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(911)	(434)	(776)
Other comprehensive income (loss)	(44)	(477)	342
Ending balance	(955)	(911)	(434)
Ending Balance	16,545	16,268	17,562

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,134	1,191	1,086
Comprehensive income attributable to noncontrolling interests	168	69	253
Dividends attributable to noncontrolling interests	(152)	(131)	(142)
Change in noncontrolling interest share	(1)	5	(6)
Ending Balance	1,149	1,134	1,191

Total Shareholders' Equity	$17,694	$17,402	$18,753
Cash Dividends Declared per Ordinary Share	$1.45	$1.39	$1.07

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

Acquisitions

The purchase price of acquired businesses is allocated to the related identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, any contingent consideration is recorded at the estimated fair value as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in our consolidated statements of operations. Payments for contingent earn-out liabilities that are less than or equal to estimates on the acquisition date are reflected as financing cash outflows. Amounts paid in excess of the estimated contingent earn-out liabilities on the acquisition date are reflected as operating cash outflows.

All available information is used to estimate fair values. External valuation specialists are typically engaged to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date as more information is obtained regarding assets acquired and liabilities assumed based on facts and circumstances that existed as of the acquisition date.

The purchase price allocation methodology contains uncertainties because it requires the Company to make assumptions and to apply judgment to estimate the fair value of acquired assets and assumed liabilities. The fair value of assets and liabilities is estimated based upon the carrying value of the acquired assets and assumed liabilities and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of fair value estimates, including assumptions regarding industry economic factors and business strategies.

Other estimates used in determining fair value include, but are not limited to, future cash flows or income related to intangibles, market rate assumptions and discount rates. Fair value estimates are based upon assumptions believed to be reasonable, but that are inherently uncertain, and therefore, may not be realized. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could differ materially.

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

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." The carrying amount of any assets, including goodwill, that are part of the disposal group, but not in the scope of ASC 360-10, are tested for impairment under the relevant guidance prior to measuring the disposal group at fair value, less cost to sell.

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

Restricted Cash

Restricted cash relates to amounts restricted for payment of asbestos liabilities and certain litigation and environmental matters and is recorded within other current assets in the consolidated statements of financial position.

Receivables

Receivables consist of billed receivables which are currently due from customers and unbilled receivables where the Company has satisfied its performance obligations, but has not yet issued the invoice to the customer. Incentives are periodically offered to customers, including early payment discounts and extended payment terms of certain receivables. The Company extends credit to customers in the normal course of business and maintains an allowance for expected credit losses resulting from the inability or unwillingness of customers to make required payments. The allowance for expected credit losses is based on historical experience, existing economic conditions, reasonable and supportable forecasts, and any specific customer collection issues the Company has identified. The Company evaluates the reasonableness of the allowance for expected credit losses on a quarterly basis.

The Company enters into various factoring agreements to sell certain accounts receivable to third-party financial institutions. The Company collects the majority of the factored receivables on behalf of the financial institutions, but maintains no other continuing involvement with the factored receivables. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is reviewed for impairment during the fourth fiscal quarter (as of July 31) or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s reportable segments or one level below the reportable segments in certain instances, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses the multiples of earnings approach based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics and applies the multiples to the Company's average of historical and future financial results for each reporting unit. In certain instances, the Company uses discounted cash flow analyses or estimated sales price to further support the fair value estimates. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared to the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

Indefinite-lived intangible assets are also subject to at least annual impairment testing in the fourth fiscal quarter or as events occur or circumstances change that indicate the assets may be impaired. Indefinite-lived intangible assets primarily consist of trademarks and trade names and are tested for impairment using a relief-from-royalty method. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. The Company also considers the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment.

While the Company believes that the estimates and assumptions underlying the valuation methodologies are reasonable, different estimates and assumptions could result in different outcomes.

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

The Company has certain real estate leases that contain variable lease payments which are based on changes in the Consumer Price Index (CPI). Additionally, the Company's leases generally require it to pay for fuel, maintenance, repair, insurance and taxes. These payments are not included in the right-of-use asset or lease liability and are expensed as incurred.

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

Impairment of Long-Lived Assets

Long-lived assets, including right-of-use assets under operating leases, other tangible assets and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets," ASC 350-30, "General Intangibles Other than Goodwill" and ASC 985-20, "Costs of Software to be Sold, Leased, or Marketed."

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

Revenue Recognition

Revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services is recognized on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed monthly. If contract modifications result in additional goods or services that are distinct from those transferred before the modification, they are accounted for prospectively as if the Company entered into a new contract. If the goods or services in the modification are not distinct from those in the original contract, sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. The Company does not adjust the promised amount of consideration for the effects of a significant financing component because at contract inception it expects to receive the payment within twelve months of transfer of goods or services.

The Company enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized over time on a straight-line basis over the respective contract term.

The Company also sells certain HVAC and refrigeration products and services in bundled arrangements with multiple performance obligations, such as equipment, commissioning, service labor and extended warranties. Approximately four to twelve months separate the timing of the first deliverable until the last piece of equipment is delivered. There may also be extended warranty arrangements with durations of one to five years commencing upon the end of the standard warranty period. In addition, the Company sells security monitoring systems that may have multiple performance obligations, including equipment, installation, monitoring services and maintenance agreements. Revenue associated with the sale of equipment and related installations are recognized over time on a cost-to-cost input method, while the revenue for monitoring and maintenance services are recognized over time as services are rendered. The transaction price is allocated to each performance obligation based on the relative standalone selling price method. In order to estimate relative standalone selling price, market data and transfer price studies are utilized. If the standalone selling price is not directly observable, the Company estimates the standalone selling price using an adjusted market assessment approach or expected cost plus margin approach. If the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized over the contract term on a straight-line basis. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the contract.

In all other cases, the Company recognizes revenue at the point in time when control over the goods or services transfers to the customer.

The Company assesses variable consideration that may affect the total transaction price, including discounts, rebates, refunds, credits or other similar sources of variable consideration, when determining the transaction price of each contract. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. These estimates are based on the amount of consideration that the Company expects to be entitled to.

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

Subscriber System Assets, Dealer Intangibles and Related Deferred Revenue Accounts

The Company considers assets related to the acquisition of new customers in its electronic security business in three asset categories:

•Internally generated residential subscriber systems outside of North America;

•Internally generated commercial subscriber systems; and

•Customer accounts acquired through the ADT dealer program, primarily outside of North America (referred to as dealer intangibles).

Subscriber system assets include installed property, plant and equipment for which the Company retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touch pad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's place of business or residence. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and may retrieve such assets when the agreement is terminated. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

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

Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas which have a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. Pooled subscriber system assets and related deferred revenue are depreciated using a straight-line method with lives up to 12 years and considering customer attrition. Non-pooled subscriber systems (primarily in Europe, Latin America and Asia) and related deferred revenue are depreciated using a straight-line method with a 15-year life, with remaining balances written off upon customer termination.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2023, 2022 and 2021 were $320 million, $295 million and $275 million, respectively.

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

•For grants in fiscal 2023, expected volatility is based on the historical volatility of the Company's stock corresponding to the expected life as of the grant date. For grants in fiscal 2022 and fiscal 2021, expected volatility is based on the historical volatility of the Company's stock since October 2016 and certain peer companies' stock prior to October 2016 over the most recent period corresponding to the expected life as of the grant date.

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

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. Aggregate transaction gains, net of the impact of foreign currency hedges, for the years ended September 30, 2023, 2022 and 2021 were $28 million, $49 million and $56 million, respectively.

Derivative Financial Instruments

The Company has written policies and procedures that place all derivative financial instruments under the direction of Corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of derivatives for speculative purposes is strictly prohibited. The Company selectively uses derivatives to manage the market risk from changes in foreign exchange rates, commodity prices, stock-based compensation liabilities and interest rates.

The fair values of all derivatives are recorded in the consolidated statements of financial position. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income ("AOCI"), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

Investments

Investments in debt and equity securities and deferred compensation plan assets are marked to market at the end of each accounting period. Unrealized gains and losses are recognized in the consolidated statements of income.

Pension and Postretirement Benefits

The Company utilizes a mark-to-market approach for recognizing pension and postretirement benefit expenses, including measuring plan assets at fair value and recognizing actuarial gains and losses in the fourth quarter of each fiscal year or at the date of a remeasurement event.

Guarantees

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

Loss Contingencies

Accruals are recorded for various contingencies including legal proceedings, environmental matters, self-insurance and other claims that arise in the normal course of business when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial determined estimates. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

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

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries, along with numerous other companies, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The estimated liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present value from 2068 (which is the Company's reasonable best estimate of the actuarial determined time period through which asbestos-related claims will be filed against its affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

In connection with the recognition of liabilities for asbestos-related matters, the Company records asbestos-related insurance recoveries that are probable. Estimated asbestos-related insurance recoveries represent estimated amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims discounted to present value. In determining the amount of insurance recoverable, the Company considers available insurance, allocation methodologies, solvency and creditworthiness of the insurers.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax asset and liabilities are determined based on the differences between the book and tax basis of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the carrying or book value of deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

Prior Period Revision – Statement of Cash Flows

The Company revised the amounts previously reported as net proceeds from borrowings with maturities less than three months and proceeds from debt for certain short-term debt transactions that were incorrectly presented on a net basis within the financing activities section of the consolidated statements of cash flows for the years ended September 30, 2022 and 2021. Cash provided by financing activities and the total increase (decrease) in cash, cash equivalents and restricted cash were unchanged for all affected periods. The Company does not believe the impact of the incorrect presentation was material to any period.

New Accounting Pronouncements

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

2.ACQUISITIONS AND DIVESTITURES

FM:Systems Acquisition

In July 2023, the Company completed its acquisition of FM:Systems, a leading digital workplace management and Internet of Things ("IoT") solutions provider for facilities and real estate professionals, for $540 million, net of cash acquired, which was comprised of an upfront cash payment of $465 million, net of cash acquired, and the estimated fair value at the acquisition date of contingent earn-out liabilities of $75 million. The contingent earn-out liabilities are primarily based upon the achievement of certain defined operating results in the two years following the acquisition, with a maximum payout of $155 million.

In connection with the acquisition, the Company recorded goodwill of $399 million in the Building Solutions North America segment. Goodwill is attributable primarily to expected synergies, expanded market opportunities and other benefits that the Company believes will result from integrating the products and capabilities of FM:Systems into its operations. The goodwill created in the acquisition is not deductible for tax purposes.

The preliminary fair values of the assets acquired and liabilities assumed related to FM:Systems are as follows (in millions):

Cash and cash equivalents	$8
Accounts receivable	15
All other current assets	9
Goodwill	399
Intangible assets	194
All other noncurrent assets	7
Total assets acquired	632

Deferred revenue	24
All other current liabilities	49
Other noncurrent liabilities	11
Total liabilities acquired	84
Net assets acquired	$548

The purchase price allocation to identifiable intangible assets acquired is as follows:

	Fair Value (in millions)	Weighted Average Life (in years)
Customer relationships	$117	10
Technology	74	10
Trademarks and other definite-lived intangibles	3	4
Total identifiable intangible assets	$194

Silent-Aire Acquisition

In May 2021, the Company completed its acquisition of Silent-Aire, a global leader in hyperscale data center cooling and modular critical infrastructure solutions, for approximately $755 million, net of cash acquired, which was comprised of an upfront net cash payment of approximately $661 million, the estimated fair value of contingent earn-out liabilities at the acquisition date of approximately $86 million and a working capital adjustment of $8 million. The contingent earn-out liabilities are based upon the achievement of certain defined operating results in each of the three years following the acquisition, with a maximum payout of approximately $250 million. The Company recorded reductions in the fair value of the contingent earn-out liability of $30 million and $43 million during the years ended September 30, 2023 and 2022, respectively. No earn-out payments were made for the twelve-month earn-out periods ended April 30, 2023 and 2022, as the performance measures for the periods were not achieved.

Other Acquisitions

During fiscal 2023, the Company acquired several other businesses for a combined purchase price, net of cash acquired, of $306 million, of which $260 million was paid as of September 30, 2023. Intangible assets associated with these acquisitions totaled $116 million and primarily relate to customer relationships and technology. The Company recorded goodwill associated with these acquisitions of $119 million in the Global Products segment, $55 million in the Building Solutions Asia Pacific segment and $13 million in the Building Solutions EMEA/LA segment.

During fiscal 2022, the Company acquired several businesses for a combined purchase price, net of cash acquired, of $323 million, of which $269 million was paid as of September 30, 2022. Intangible assets associated with these acquisitions totaled $123 million and primarily relate to customer relationships and technology. The Company recorded goodwill associated with these acquisitions of $194 million, of which $68 million was assigned to the Building Solutions EMEA/LA segment, $45 million was assigned to the Global Products segment, $44 million was assigned to the Building Solutions Asia Pacific segment and $36 million was assigned to the Building Solutions North America segment.

Other acquisitions were not material individually or in the aggregate in fiscal 2023 and 2022.

Divestitures

Refer to Note 3, "Assets and Liabilities Held for Sale & Discontinued Operations," of the notes to the consolidated financial statements for disclosure of a business in the Building Solutions Asia Pacific segment that was sold on August 1, 2023. No divestitures were material individually or in the aggregate in fiscal 2023 and 2022.

3.    ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities Held for Sale

During fiscal 2023, the Company concluded that its Global Retail business, which is included in the Building Solutions North America, Building Solutions Asia Pacific and Building Solutions EMEA/LA segments and was previously presented as held for sale in the consolidated statements of financial position as of September 30, 2022, no longer met the criteria to be classified as held for sale. The Company discontinued sales efforts based on market factors and other considerations and determined that it was no longer probable that the business would be sold within one year. As a result, the assets and liabilities are now reported as held and used on the consolidated statements of financial position as of both September 30, 2023 and September 30, 2022. The net assets were reclassified to held and used at the lower of fair value or adjusted carrying value in the current period. Due to impairment charges recorded in prior periods, there was no impact to the consolidated statements of income as a result of the reclassification.

A business in the Building Solutions Asia Pacific segment, which was previously classified as held for sale, was sold on August 1, 2023. The net assets were not significant to the consolidated statements of financial position.

During fiscal 2022, the Company determined that certain assets of the Building Solutions Asia Pacific segment no longer met the criteria to be classified as held for sale because the Company could no longer assert that the sale of the assets was probable within one year due to declines in the Chinese real estate market after the COVID-19 lockdowns. As a result, the Company reclassified the held for sale assets to held and used as of September 30, 2022. As a result, the Company reclassified the held for sale assets to held and used as of September 30, 2022. Upon reclassification, an impairment of $45 million was recorded within restructuring and impairment costs in the consolidated statements of income to adjust the asset to the lower of its carrying value adjusted for depreciation and the fair value of the asset as of September 30, 2022.

The following table summarizes impairment charges for the various assets held for sale (in millions):

	Year Ended September 30,
	2023	2022
Global Retail business	$438	$359
Business in the Building Solutions Asia Pacific segment	60	60
Certain assets in the Building Solution Asia Pacific segment	—	45

The impairment charges were recorded within restructuring and impairment costs in the consolidated statements of income and include costs to write down the disposal groups to their estimated fair values, less costs to sell; impairment of goodwill; and the write-off of internal-use software projects that were no longer probable of being completed. Refer to Note 8, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for further information regarding the goodwill impairment charges.

The businesses did not meet the criteria to be classified as discontinued operations as neither planned divestiture represented a strategic shift that would have a major effect on the Company's operations and financial results.

Discontinued Operations

The Company completed the sale of its Power Solutions business on April 30, 2019. In fiscal 2021, the favorable resolution of certain post-closing working capital and net debt adjustments resulted in income from discontinued operations of $124 million, net of tax of $26 million, due to a reversal of a reserve established in connection with the sale.

4.REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by products and systems versus services revenue (in millions):

	Year Ended September 30,
	2023			2022
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$6,368	$3,962	$10,330	$5,708	$3,659	$9,367
Building Solutions EMEA/LA	2,275	1,821	4,096	2,188	1,657	3,845
Building Solutions Asia Pacific	1,987	759	2,746	2,005	709	2,714
Global Products	9,621	—	9,621	9,373	—	9,373
Total	$20,251	$6,542	$26,793	$19,274	$6,025	$25,299

The following table presents further disaggregation of Global Products revenues by product type (in millions):

	Year Ended September 30,
	2023	2022
HVAC	$6,820	$6,756
Fire & Security	2,446	2,367
Industrial Refrigeration	355	250
Total	$9,621	$9,373

Contract Balances

Contract assets represent the Company’s right to consideration for performance obligations that have been satisfied but not billed and consist of unbilled receivables and costs in excess of billings. Contract liabilities are customer payments received before performance obligations are satisfied. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

		September 30,
	Location of contract balances	2023	2022
Contract assets - current	Accounts receivable - net	$2,370	$2,067
Contract assets - noncurrent	Other noncurrent assets	12	79
Contract liabilities - current	Deferred revenue	1,996	1,804
Contract liabilities - noncurrent	Other noncurrent liabilities	297	282

The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $1.6 billion and $1.5 billion for the years ended September 30, 2023 and 2022, respectively.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $19.6 billion, of which approximately 65% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with average initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when the costs are recoverable. These costs consist primarily of sales commissions and bid/proposal costs. Costs to obtain or fulfill a contract are capitalized when incurred and amortized to expense over the period of contract performance.

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	September 30,
	2023	2022
Other current assets	$156	$139
Other noncurrent assets	224	174
Total	$380	$313

Amortization of costs to obtain or fulfill a contract were $251 million and $191 million during the years ended September 30, 2023 and 2022, respectively. There were no impairment losses recognized in the year ended September 30, 2023 or 2022.

5.    ACCOUNTS RECEIVABLE

The Company sold $1,962 million and $1,115 million of accounts receivable under factoring agreements during the years ended September 30, 2023, and 2022, respectively. The cost of factoring such receivables was not material. Previously sold receivables still outstanding were $681 million and $476 million as of September 30, 2023 and September 30, 2022, respectively.

6.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2023	2022

Raw materials and supplies	$1,203	$1,040
Work-in-process	226	203
Finished goods	1,347	1,422
Inventories	$2,776	$2,665

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2023	2022

Buildings and improvements	$1,337	$1,320
Subscriber systems	823	762
Machinery and equipment	4,227	3,745
Construction in progress	540	514
Land	194	197
Total property, plant and equipment	7,121	6,538
Less: Accumulated depreciation	(3,985)	(3,407)
Property, plant and equipment - net	$3,136	$3,131

During the fourth quarter of fiscal 2023, the Company determined that a triggering event had occurred in the asset group comprising the security subscriber business of Argentina, primarily as a result of the significant devaluation of the Argentine peso that occurred during the quarter and the resulting impact on operating results and cash flows. The Company conducted the two-step impairment test required in accordance with ASC 360, "Property, Plant & Equipment" and determined that the carrying amount of the asset group exceeded its fair value. A non-cash impairment charge to the subscriber system assets of $78 million was recorded and is included in restructuring and impairment costs in the consolidated statements of income. The Company used a discounted cash flow model to estimate the fair value of the asset group. The primary assumptions and inputs used in the model included management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" due to the unobservable inputs used.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	Year Ended September 30, 2023
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$9,630	$1,794	$1,116	$5,591	18,131
Accumulated impairment loss	(659)	(47)	—	(75)	(781)
Balance at beginning of period	8,971	1,747	1,116	5,516	17,350
Acquisitions (1)	399	13	55	119	586
Impairments	—	—	—	(184)	(184)
Foreign currency translation and other	11	125	8	40	184
Balance at end of period	$9,381	$1,885	$1,179	$5,491	$17,936

	Year Ended September 30, 2022
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$9,639	$2,088	$1,237	$5,842	18,806
Accumulated impairment loss	(424)	(47)	—	—	(471)
Balance at beginning of period	9,215	2,041	1,237	5,842	18,335
Acquisitions (1)	37	78	44	60	219
Divestitures	—	(5)	(14)	—	(19)
Impairments	(235)	—	—	(75)	(310)
Foreign currency translation and other	(46)	(367)	(151)	(311)	(875)
Balance at end of period	$8,971	$1,747	$1,116	$5,516	$17,350
(1) Includes measurement period adjustments

In the second quarter of fiscal 2023, management completed an updated comprehensive review of the Silent-Aire reporting unit, which is included in the Global Products segment. Because actual results were lower than planned and the nearer term forecast was revised to reflect lower margins and earnings, the Company determined a triggering event had occurred and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $184 million within restructuring and impairment costs in the consolidated statements of income in fiscal 2023, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Silent-Aire reporting unit has no remaining goodwill balance as of September 30, 2023.

Management completed its fiscal 2023 annual impairment test as of July 31. The fair value of all reporting units substantially exceeded their carrying values, with the exception of one reporting unit with $455 million of goodwill whose fair value in excess of its carrying value was approximately 10%. For this reporting unit, a 1% increase in the discount rate, or a 1.5% decrease in the revenue growth rates, would cause the fair value to be less than the carrying value. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge.

During its fiscal 2022 annual impairment test, the Company determined that goodwill in the Silent-Are reporting unit was impaired and recorded a non-cash impairment charge of $75 million within restructuring and impairment costs in the consolidated statements of income. The impairment charge was determined by comparing the carrying amount of the reporting unit to its fair value.

The Company used a discounted cash flow model to estimate the fair value of the Silent-Aire reporting unit in both fiscal 2023 and 2022. The primary assumptions and inputs used in the model included management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" due to the unobservable inputs used.

In fiscal 2022, the Company concluded it had a triggering event requiring assessment of goodwill impairment for its North America Retail reporting unit in conjunction with classifying its Global Retail business as held for sale. As a result, the Company recorded a non-cash impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in fiscal 2022. The North America Retail reporting unit had no remaining goodwill balance as of September 30, 2023 or 2022. The Company used the market approach to estimate the fair value of the reporting unit based on the relative estimated sales proceeds for the planned disposal of the Global Retail business attributable to the North America Retail reporting unit. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

Refer to Note 3, "Assets and Liabilities Held for Sale & Discontinued Operations," of the notes to the consolidated financial statements for further disclosure.

There were no other triggering events requiring that an impairment assessment be conducted in fiscal 2023, 2022 or 2021. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

Other Intangible Assets

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	September 30,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,575	$(806)	$769	$1,481	$(728)	$753
Customer relationships	3,047	(1,496)	1,551	3,011	(1,340)	1,671
Miscellaneous	889	(435)	454	949	(425)	524
	5,511	(2,737)	2,774	5,441	(2,493)	2,948
Indefinite-lived intangible assets
Trademarks/tradenames	2,114	—	2,114	2,207	—	2,207
Total intangible assets	$7,625	$(2,737)	$4,888	$7,648	$(2,493)	$5,155

During the fourth quarter of fiscal 2023, the Company impaired $18 million of Miscellaneous intangible assets in the Global Products segment and $10 million of a trademark in the Building Solutions Asia Pacific segment. These non-cash charges were recorded within restructuring and impairment costs in the consolidated statements of income.

There was no impairment of other indefinite-lived intangible assets in any of these years, other than as disclosed above. For all other remaining indefinite lived intangible assets, the Company estimated fair values were greater than the carrying values, with the exception of three other registered trademarks in which the estimated fair values were consistent with their carrying values which totaled $412 million.

Amortization of other intangible assets included within continuing operations for the years ended September 30, 2023, 2022 and 2021 was $439 million, $427 million and $435 million, respectively.

The following table summarizes the expected amortization of definite-lived intangible assets, excluding the impact of future acquisitions, by year (in millions):

2024	$508
2025	479
2026	410
2027	365
2028	252

9.    LEASES

The following table presents the Company’s lease costs (in millions):

	Year Ended September 30,
	2023	2022	2021
Operating lease cost	$384	$352	$384
Variable lease cost	165	165	130
Total lease costs	$549	$517	$514

The following table presents supplemental consolidated statement of financial position information (in millions):

		September 30,
	Location of lease balances	2023	2022
Operating lease right-of-use assets	Other noncurrent assets	$1,389	$1,271
Operating lease liabilities - current	Other current liabilities	318	280
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,086	987

Weighted-average remaining lease term		7 years	7 years
Weighted-average discount rate		3.5%	2.1%

The following table presents supplemental cash flow information related to operating leases (in millions):

	Year Ended September 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$373	$367	$398
Noncash operating lease activity:
Right-of-use assets obtained in exchange for operating lease liabilities	427	369	515

The following table presents future minimum rental payments for operating lease liabilities as of September 30, 2023 (in millions):

2024	$358
2025	300
2026	227
2027	171
2028	123
After 2028	404
Total operating lease payments	1,583
Less: Interest	(179)
Present value of lease payments	$1,404

10.     DEBT AND FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following (in millions):

	September 30,
	2023	2022
Bank borrowings	$26	$10
Commercial paper	200	172
Term loans	159	487
	$385	$669
Weighted average interest rate on short-term debt outstanding	5.1%	0.5%

Long-Term Debt

Long-term debt consisted of the following (in millions; due dates by fiscal year):

				Carrying Value
Issuer	Interest Rate	Due Date	Par Value	September 30, 2023	September 30, 2022
JCI plc	4.625%	2023	$25	$—	$25
TIFSA[1]	4.625%	2023	$7	—	7
JCI plc	1.00%	2023	€846	—	830
JCI plc	3.625%	2024	$453	453	453
JCI Inc.	3.625%	2024	$31	31	31
JCI plc	EURIBOR plus 0.70%	2024	€150	159	—
JCI plc	1.375%	2025	€423	450	419
TIFSA[1]	1.375%	2025	€54	57	53
JCI plc	3.90%	2026	$487	499	505
TIFSA[1]	3.90%	2026	$51	50	51
JCI plc	TORF plus 0.40%	2027	¥30,000	202	208
JCI plc and TFSCA[2]	0.375%	2027	€500	528	488
JCI plc and TFSCA[2]	3.00%	2028	€600	634	586
JCI plc and TFSCA[2]	1.75%	2030	$625	624	623
JCI plc and TFSCA[2]	2.00%	2031	$500	497	496
JCI plc and TFSCA[2]	1.00%	2032	€500	529	489
JCI plc and TFSCA[2]	4.90%	2032	$400	394	394
JCI plc and TFSCA[2]	4.25%	2035	€800	839	—
JCI plc	6.00%	2036	$342	339	339
JCI Inc.	6.00%	2036	$8	8	8
JCI plc	5.70%	2041	$190	189	189
JCI Inc.	5.70%	2041	$30	30	30
JCI plc	5.25%	2042	$155	155	155
JCI Inc.	5.25%	2042	$6	6	6
JCI plc	4.625%	2044	$444	442	441
JCI Inc.	4.625%	2044	$6	6	6
JCI plc	5.125%	2045	$477	431	557
TIFSA[1]	5.125%	2045	$23	23	23
JCI plc	6.95%	2046	$32	32	32
JCI Inc.	6.95%	2046	$4	4	4
JCI plc	4.50%	2047	$500	496	496
JCI plc	4.95%	2064	$341	340	340
JCI Inc.	4.95%	2064	$15	15	15
Other				36	25
Gross long-term debt				8,498	8,324
Less: current portion				645	865
Less: debt issuance costs				35	33
Long-term debt				$7,818	$7,426

1 TIFSA = Tyco International Finance S.A.
2 TFSCA = Tyco Fire & Security Finance S.C.A.

The following table presents maturities of long-term debt as of September 30, 2023 (in millions):

2024	$646
2025	508
2026	550
2027	731
2028	634
After 2028	5,429
Total	$8,498

Other

As of September 30, 2023, the Company had a syndicated $2.5 billion committed revolving credit facility, which was scheduled to expire in December 2024, and a syndicated $500 million committed revolving credit facility, which expired in November 2023. Both credit facilities were renewed on December 11, 2023. The $2.5 billion facility is now scheduled to expire in December 2028 and the $500 million facility is now scheduled to expire in December 2024. There were no draws on the facilities as of September 30, 2023.

As of September 30, 2023, the Company was in compliance with all financial covenants set forth in its credit agreements and the indentures governing its outstanding notes, and expects to remain in compliance for the foreseeable future.

Total interest paid on both short and long-term debt for the years ended September 30, 2023, 2022 and 2021 was $298 million, $226 million and $242 million, respectively.

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

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with its purchases of copper and aluminum in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities.

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the years ended September 30, 2023 and 2022.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of September 30,
Commodity	2023	2022
Copper	2,812	3,629
Aluminum	5,976	6,758

The Company enters into forward-starting interest rate swaps in conjunction with anticipated note issuances. The following table summarizes forward-starting interest rate swaps and the related anticipated note issuances (in millions):

	Year Ended September 30,
	2023	2022
US dollar denominated
Forward-starting interest swaps	$600	$300
Anticipated note issuance	800	400
Euro denominated
Forward-starting interest swap	€400	€200
Anticipated note issuance	800	600

Forward-starting interest swaps are terminated when the anticipated notes are issued. As of September 30, 2023, $600 million of forward-starting interest swaps were outstanding. Accumulated amounts recorded in AOCI as of the date of the note issuance are amortized to interest expense over the life of the related note to reflect the difference between the swap's reference rate and the fixed rate of the note.

Net Investment Hedges

The Company enters into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the cross-currency interest rate swaps and debt obligations are reflected in the AOCI account within shareholders’equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally.

The following table summarizes net investment hedges (in billions):

	September 30,
	2023	2022
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30
US dollar vs. Yen cross-currency interest rate swap designated as a net investment hedge in Japan	¥14	¥—

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Other current assets
Foreign currency exchange derivatives	$16	$30	$13	$24
Interest rate swaps	22	—	—	—
Other noncurrent assets
Cross-currency interest rate swap	5	—	—	—
Total assets	$43	$30	$13	$24

Other current liabilities
Foreign currency exchange derivatives	$20	$24	$5	$27
Commodity derivatives	2	10	—	—
Long-term debt
Foreign currency denominated debt	3,253	3,077	—	—
Total liabilities	$3,275	$3,111	$5	$27

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gross amount recognized	$56	$54	$3,280	$3,138
Gross amount eligible for offsetting	(19)	(42)	(19)	(42)
Net amount	$37	$12	$3,261	$3,096

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Year Ended September 30,
	2023	2022	2021
Foreign currency exchange derivatives	$(13)	$26	$15
Commodity derivatives	1	(21)	4
Interest rate swaps	27	16	(21)
Total	$15	$21	$(2)

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Year Ended September 30,
		2023	2022	2021
Foreign currency exchange derivatives	Cost of sales	$(4)	$25	$11
Commodity derivatives	Cost of sales	(8)	(7)	3
Interest rate swaps	Net financing charges	—	(2)	—
Total		$(12)	$16	$14

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2023	2022	2021
Foreign currency exchange derivatives	Cost of sales	$(16)	$10	$(6)
Foreign currency exchange derivatives	Net financing charges	(103)	85	174
Foreign currency exchange derivatives	Selling, general and administrative	—	—	(2)
Foreign currency exchange derivatives	Income tax provision	—	—	(1)
Interest rate swaps	Net financing charges	1	—	—
Equity swap	Selling, general and administrative	—	(5)	28
Total		$(118)	$90	$193

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustment ("CTA") within other comprehensive income (loss) were $(223) million, $470 million and $42 million for the years ended September 30, 2023, 2022 and 2021, respectively. No gains or losses were reclassified from CTA into income for the years ended September 30, 2023, 2022 and 2021.

12.    FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$29	$—	$29	$—
Interest rate swaps	22	—	22	—
Other noncurrent assets
Cross-currency interest rate swap	5	—	5	—
Deferred compensation plan assets	45	45	—	—
Exchange traded funds (fixed income)[1]	76	76	—	—
Exchange traded funds (equity)[1]	155	155	—	—
Total assets	$332	$276	$56	$—
Other current liabilities
Foreign currency exchange derivatives	$25	$—	$25	$—
Commodity derivatives	2	—	2	—
Contingent earn-out liabilities	48	—	—	48
Other noncurrent liabilities
Contingent earn-out liabilities	76	—	—	76
Total liabilities	$151	$—	$27	$124

	Fair Value Measurements Using:
	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$54	$—	$54	$—
Exchange traded funds (fixed income)[1]	22	22	—	—
Other noncurrent assets
Deferred compensation plan assets	46	46	—	—
Exchange traded funds (fixed income)[1]	86	86	—	—
Exchange traded funds (equity)[1]	131	131	—	—
Total assets	$339	$285	$54	$—
Other current liabilities
Foreign currency exchange derivatives	$51	$—	$51	$—
Commodity derivatives	10	—	10	—
Contingent earn-out liabilities	30	—	—	30
Other noncurrent liabilities
Contingent earn-out liabilities	30	—	—	30
Total liabilities	$121	$—	$61	$60
 1Classified as restricted investments for payment of asbestos liabilities. Refer to Note 21, "Commitments and Contingencies" of the notes to consolidated financial statements for further details.

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2022	$60
Acquisitions	112
Payments	(10)
Reduction for change in estimates	(39)
Currency translation	1
Balance at September 30, 2023	$124

Valuation Methods

Commodity derivatives: The commodity derivatives are valued under a market approach using publicized prices, where available, or dealer quotes.

Contingent earn-out liabilities: The contingent earn-out liabilities are generally established using a Monte Carlo simulation based on the forecasted operating results and the earn-out formulas specified in the purchase agreements.

Cross-currency interest rate swaps: The fair value of cross-currency interest rate swaps represents the difference between the swap's reference rate and exchange rate and the interest and exchange rates for a similar instrument as of the reporting period. Cross-currency interest rate swaps are valued under a market approach using publicized prices.

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

Interest rate swaps: The fair value of interest rate swaps represents the difference between the swap's reference rate and the interest rate for a similar instrument as of the reporting period. Interest rate swaps are valued under a market approach using publicized prices.

Investments in exchange traded funds: Investments in exchange traded funds are valued using a market approach based on quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at September 30, 2023 and 2022 (in millions):

	Year Ended September 30,
	2023	2022
Deferred compensation plan assets	$5	$(10)
Investments in exchange traded funds	24	(55)

All of the gains and losses on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at September 30, 2023 and 2022 was as follows (in billions):

	Year Ended September 30,
	2023	2022
Public debt	$7.1	$7.1
Other long-term debt	0.4	0.2
Total fair value of long-term debt	$7.5	$7.3

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

13.    STOCK-BASED COMPENSATION

The Johnson Controls International plc 2021 Equity and Incentive Plan authorizes stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Annual awards are typically granted in the first quarter of the fiscal year. As of September 30, 2023, there were 55 million shares of the Company's common stock reserved and 41 million shares available for issuance under the 2021 Equity and Incentive Plan.

The following table summarizes stock-based compensation related charges and benefits (in millions):

	Year Ended September 30,
	2023	2022	2021
Compensation expense	$101	$104	$97
Income tax benefit resulting from share-based compensation arrangements	25	26	24
Tax impact from exercise and vesting of equity settled awards	7	12	12

Compensation expense is recorded in selling, general and administrative expenses. The Company does not settle stock options granted under share-based payment arrangements in cash.

Restricted (Non-vested) Stock / Units

A summary of non-vested restricted stock awards at September 30, 2023, and changes for the year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Non-vested, September 30, 2022	$58.78	2,949,194
Granted	65.72	2,010,495
Vested	53.55	(1,487,685)
Forfeited	64.14	(664,891)
Non-vested, September 30, 2023	$64.90	2,807,113

At September 30, 2023, the Company had approximately $113 million of total unrecognized compensation cost related to non-vested restricted stock arrangements granted which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Share Awards (PSU's)

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Year Ended September 30,
	2023	2022	2021
Risk-free interest rate	4.04%	0.99%	0.20%
Expected volatility of the Company’s stock	33.50%	30.00%	30.90%

A summary of the status of the Company’s non-vested PSU's at September 30, 2023, and changes for the year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Non-vested, September 30, 2022	$60.30	1,143,071
Granted	79.45	344,029
Vested	43.19	(361,117)
Forfeited	71.18	(258,459)
Non-vested, September 30, 2023	$71.77	867,524

At September 30, 2023, the Company had approximately $32 million of total unrecognized compensation cost related to non-vested performance-based share unit awards which is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Year Ended September 30,
	2023	2022	2021
Expected life of option (years)	5.8	6.0	6.5
Risk-free interest rate	3.59%	1.35%	0.60%
Expected volatility of the Company’s stock	29.40%	27.80%	27.60%
Expected dividend yield on the Company’s stock	2.10%	1.71%	2.28%

A summary of stock option activity at September 30, 2023, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2022	$42.46	5,683,847
Granted	66.77	570,140
Exercised	38.17	(1,068,612)
Forfeited or expired	59.31	(265,459)
Outstanding, September 30, 2023	$45.44	4,919,916	5.75	$56
Exercisable, September 30, 2023	$39.11	3,762,092	3.83	$53

The following table summarizes additional stock option information:

	Year Ended September 30,
	2023	2022	2021
Weighted-average grant-date fair value of options granted	$18.21	$18.59	$9.36
Intrinsic value of options exercised (in millions)	27	19	94

At September 30, 2023, the Company had approximately $10 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.6 years.

14.    EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2023	2022	2021
Income Available to Ordinary Shareholders
Income from continuing operations	$1,849	$1,532	$1,513
Income from discontinued operations	—	—	124
Basic and diluted income available to shareholders	$1,849	$1,532	$1,637

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	684.3	696.1	716.6
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3.1	3.5	4.5
Diluted weighted average shares outstanding	687.4	699.6	721.1

Antidilutive Securities
Stock options and unvested restricted stock	0.2	0.4	—

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

Share Repurchase Program

As of September 30, 2023, approximately $3.0 billion remained available under the share repurchase program which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Accumulated Other Comprehensive Income

The following table includes changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30,
	2023	2022	2021

Foreign currency translation adjustments
Balance at beginning of period	$(901)	$(421)	$(778)
Aggregate adjustment for the period	(69)	(480)	357
Balance at end of period	(970)	(901)	(421)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(11)	(17)	2
Current period changes in fair value	19	20	(3)
Reclassification to income (1)	11	(16)	(14)
Net tax impact	(4)	2	(2)
Balance at end of period	15	(11)	(17)

Pension and postretirement plans
Balance at beginning of period	1	4	—
Reclassification to income	(1)	(3)	(3)
Other changes	—	—	8
Net tax impact	—	—	(1)
Balance at end of period	—	1	4

Accumulated other comprehensive loss, end of period	$(955)	$(911)	$(434)
(1) Refer to Note 11, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

16.     RETIREMENT PLANS

Pension Benefits

The Company has non-contributory defined benefit pension plans covering certain U.S. and non-U.S. employees. The benefits provided are primarily based on years of service and average compensation or a monthly retirement benefit amount. Certain of the Company’s U.S. pension plans no longer allow new participants to enter the plans and no longer accrue benefits. Funding for U.S. pension plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974. Funding for non-U.S. plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trusteed pension funds for construction and service personnel.

The following table includes information for pension plans with accumulated benefit obligations ("ABO") in excess of plan assets (in millions):

	September 30,
	2023	2022
Accumulated benefit obligation	$1,834	$2,004
Fair value of plan assets	1,618	1,720

The following table includes information for pension plans with projected benefit obligations ("PBO") in excess of plan assets (in millions):

	September 30,
	2023	2022
Projected benefit obligation	$1,846	$2,013
Fair value of plan assets	1,633	1,729

The Company contributed $55 million to the defined benefit plans in fiscal 2023 and expects to contribute approximately $24 million in cash in fiscal 2024. None of contributions made by the Company were voluntary.

Projected benefit payments from the plans as of September 30, 2023 are estimated as follows (in millions):

2024	$277
2025	235
2026	235
2027	233
2028	172
2029 - 2033	1,160

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

The following table includes information for postretirement plans with accumulated postretirement benefit obligations ("APBO") in excess of plan assets (in millions):

	September 30,
	2023	2022
Accumulated postretirement benefit obligation	$58	$68
Fair value of plan assets	24	28

The Company contributed $2 million to the postretirement benefit plans in fiscal 2023 and expects to contribute approximately $2 million in cash in fiscal 2024.

Projected benefit payments from the plans as of September 30, 2023 are estimated as follows (in millions):

2024	$10
2025	10
2026	9
2027	9
2028	7
2029 - 2033	27

Defined Contribution Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on predetermined percentages of compensation earned by the employee and/or will match a percentage of the employee contributions up to certain limits. Defined contribution plan contributions charged to expense amounted to $209 million, $196 million and $118 million during the years ended September 30, 2023, 2022 and 2021, respectively. The Company temporarily suspended certain contributions in fiscal 2021 in response to the COVID-19 pandemic.

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

•If the Company stops participating in some of its multiemployer benefit plans, it may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

The Company participates in approximately 260 multiemployer benefit plans, none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2023, 2022 and 2021 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $67 million, $71 million and $67 million to multiemployer benefit plans during the years ended September 30, 2023, 2022 and 2021, respectively.

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

Plan Assets

The Company’s investment policies employ an approach whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed income investments. Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small to large capitalization. Fixed income investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased and a target duration close to that of the plan liability. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The majority of the real estate component of the portfolio is invested in a diversified portfolio of high-quality, operating properties with cash yields greater than the targeted appreciation. Investments in other alternative asset classes, including hedge funds, diversify the expected investment returns relative to the equity and fixed income investments. As a result of the Company's diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

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
The Company’s plan assets at September 30, 2023 and 2022, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$61	$—	$61	$—

Equity Securities
Large-Cap	60	60	—	—
Small-Cap	65	65	—	—
International - Developed	108	108	—	—
International - Emerging	20	20	—	—

Fixed Income Securities
Government	225	225	—	—
Corporate/Other	583	583	—	—
Alternative	211	—	211	—

Total Investments in the Fair Value Hierarchy	1,333	$1,061	$272	$—

Real Estate Investments Measured at Net Asset Value(1)	295

Due to Broker	(129)

Total Plan Assets	$1,499

Non-U.S. Pension

Cash and Cash Equivalents	$52	$52	$—	$—

Equity Securities
Large-Cap	52	9	43	—
International - Developed	52	12	40	—
International - Emerging	2	—	2	—

Fixed Income Securities
Government	701	40	661	—
Corporate/Other	415	271	144	—

Hedge Fund	15	—	15	—

Real Estate	9	9	—	—

Total Investments in the Fair Value Hierarchy	1,298	$393	$905	$—

Real Estate Investments Measured at Net Asset Value(1)	90

Total Plan Assets	$1,388

Postretirement

Cash and Cash Equivalents	$8	$8	$—	$—

Equity Securities - Global	71	—	71	—

Total Investments in the Fair Value Hierarchy	79	$8	$71	$—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	65

Total Plan Assets	$144

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$40	$—	$40	$—

Equity Securities
Large-Cap	160	160	—	—
Small-Cap	175	175	—	—
International - Developed	139	139	—	—
International - Emerging	39	39	—	—

Fixed Income Securities
Government	217	216	1	—
Corporate/Other	804	804	—	—

Total Investments in the Fair Value Hierarchy	1,574	$1,533	$41	$—

Real Estate Investments Measured at Net Asset Value(1)	322

Due to Broker	(166)

Total Plan Assets	$1,730

Non-U.S. Pension

Cash and Cash Equivalents	$150	$150	$—	$—

Large-Cap	45	8	37	—
International - Developed	43	12	31	—
International - Emerging	3	—	3	—

Fixed Income Securities
Government	650	50	600	—
Corporate/Other	418	277	141	—

Hedge Fund	18	—	18	—

Real Estate	9	9	—	—

Total Investments in the Fair Value Hierarchy	1,336	$506	$830	$—

Real Estate Investments Measured at Net Asset Value(1)	97

Total Plan Assets	$1,433

Postretirement

Cash and Cash Equivalents	$13	$13	$—	$—

Equity Securities
Global	66	—	66	—

Total Investments in the Fair Value Hierarchy	79	13	66	—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	65

Total Plan Assets	$144

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

Funded Status

The following table contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2023	2022	2023	2022	2023	2022

Accumulated Benefit Obligation	$1,564	$1,822	$1,424	$1,417	$76	$89

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,822	$2,629	$1,471	$2,625	$89	$123
Service cost	—	—	16	20	—	1
Interest cost	78	56	68	39	4	2
Plan participant contributions	—	—	3	2	3	3
Actuarial gain	(37)	(587)	(62)	(651)	(7)	(25)
Benefits and settlements paid	(299)	(276)	(126)	(166)	(12)	(14)
Other	—	—	(3)	(3)	—	—
Currency translation adjustment	—	—	106	(395)	—	(1)

Projected benefit obligation at end of year	$1,564	$1,822	$1,473	$1,471	$77	$89

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,730	$2,459	$1,433	$2,344	$144	$172
Actual return on plan assets	66	(454)	(77)	(459)	7	(20)
Employer and employee contributions	3	1	55	94	5	6
Benefits paid	(85)	(85)	(61)	(74)	(12)	(14)
Settlement payments	(215)	(191)	(65)	(92)	—	—
Other	—	—	(2)	(2)	—	—
Currency translation adjustment	—	—	105	(378)	—	—

Fair value of plan assets at end of year	$1,499	$1,730	$1,388	$1,433	$144	$144

Funded status	$(65)	$(92)	$(85)	$(38)	$67	$55

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$1	$37	$97	$151	$101	$95
Accrued benefit liability	(66)	(129)	(182)	(189)	(34)	(40)

Net amount recognized	$(65)	$(92)	$(85)	$(38)	$67	$55

Weighted Average Assumptions (1)
Discount rate (2)	5.48%	5.08%	4.72%	4.36%	5.42%	4.92%
Rate of compensation increase	N/A	N/A	2.90%	3.00%	N/A	N/A
Interest crediting rate	N/A	N/A	1.63%	1.69%	N/A	N/A

(1)Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2023 and 2022.

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

The fiscal 2023 and fiscal 2022 net actuarial gains related to changes in the projected benefit obligation were primarily the result of the increase in discount rates globally.

Net Periodic Benefit Cost

The following table contains the components of net periodic benefit costs, which are recorded in selling, general and administrative expenses or cost of sales consistent with the related employees' salaries in the consolidated statements of income (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$—	$—	$—	$16	$20	$27	$—	$1	$1
Interest cost	78	56	47	68	39	32	4	2	2
Expected return on plan assets	(131)	(150)	(171)	(77)	(81)	(112)	(9)	(9)	(8)
Net actuarial (gain) loss	28	16	(214)	86	(116)	(115)	(5)	4	(35)
Settlement (gain) loss	1	1	—	6	5	(1)	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	1	(4)	(4)	(4)
Other	—	—	—	—	—	(1)	—	—	—

Net periodic benefit cost (credit) included in continuing operations	$(24)	$(77)	$(338)	$99	$(133)	$(169)	$(14)	$(6)	$(44)

Expense Assumptions:
Discount rate	5.08%	2.52%	2.25%	4.36%	1.79%	1.35%	4.92%	2.30%	1.90%
Expected return on plan assets	8.25%	7.00%	6.90%	5.02%	3.70%	4.90%	6.64%	5.29%	5.30%
Rate of compensation increase	N/A	N/A	N/A	3.00%	2.85%	2.75%	N/A	N/A	N/A
Interest crediting rate	N/A	N/A	N/A	1.69%	1.44%	1.50%	N/A	N/A	N/A

17. RESTRUCTURING AND RELATED COSTS

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

In the third quarter of fiscal 2023, the Company began developing a restructuring plan with certain actions focused on continued scaling of SG&A expenses to its planned growth. The scope of the plan was substantially finalized in the fourth quarter of fiscal 2023 and certain actions related to this plan were committed and executed during the fourth quarter, primarily related to workforce reductions, and were recorded to restructuring and impairment costs in the consolidated statements of income. Additional restructuring charges are expected in subsequent quarters. Restructuring charges incurred during the first and second quarters of fiscal 2023 were the result of other segment and Corporate-level restructuring plans.

Refer to Note 3, "Assets and Liabilities Held for Sale & Discontinued Operations," Note 7, "Property, Plant and Equipment," and Note 8, "Goodwill and Other Intangible Assets," of the notes to the consolidated financial statements for disclosure of other impairment costs.

The following table summarizes restructuring and related costs (in millions):

Year Ended September 30, 2023

Building Solutions North America	$43
Building Solutions EMEA/LA	97
Building Solutions Asia Pacific	18
Global Products	69
Corporate	49
Total	$276

The following table summarizes changes in the restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position, for new restructuring actions taken in the year ended September 30, 2023 (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring and related costs	204	38	34	276
Utilized—cash	(111)	—	(19)	(130)
Utilized—noncash	—	(38)	(3)	(41)
Balance at September 30, 2023	$93	$—	$12	$105

18.    INCOME TAXES

The more significant components of the Company’s income tax provision from continuing operations are as follows (in millions):

	2023	2022	2021
Tax expense at Ireland statutory rate of 12.5%	$214	$214	$327
U.S. state income tax, net of federal benefit	39	(23)	34
Income subject to the U.S. federal tax rate	56	(95)	3
Income subject to rates different than the statutory rate	92	125	30
Reserve and valuation allowance adjustments	(559)	(274)	66
Intellectual property transactions and adjustments	(176)	—	417
Restructuring and impairment costs	11	40	(9)
Income tax provision (benefit)	$(323)	$(13)	$868
Effective tax rate	(19)%	(1)%	33%

For fiscal 2023, the effective tax rate for continuing operations was (19)% and was lower than the statutory tax rate primarily due to the favorable tax impacts of intellectual property tax adjustments, tax reserve adjustments as the result of tax audit resolutions and remeasurements, valuation allowance adjustments and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of impairment and restructuring charges.

For fiscal 2022, the effective tax rate for continuing operations was (1)% and was lower than the statutory tax rate primarily due to favorable impact of tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of impairment and restructuring charges, valuation allowance adjustments, and the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures and tax rate differentials.

For fiscal 2021, the effective tax rate for continuing operations was 33% and was higher than the statutory tax rate primarily due to the unfavorable impact of tax impacts of an intercompany transfer of certain of the Company’s intellectual property rights, valuation allowance adjustments, the income tax effects of mark-to-market adjustments and tax rate differentials, partially offset by the benefits of continuing global tax planning initiatives.

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

In fiscal 2023, due to changes in forecasted taxable income, the Company determined that it was more likely than not that certain deferred tax assets of Canada, Mexico, and Spain would be realized. The valuation allowance adjustment resulted in a tax benefit of $121 million.

In fiscal 2022, due to changes in forecasted taxable income, the Company determined that it was more likely than not that certain deferred tax assets of Japan would not be realized. The valuation allowance adjustment resulted in a tax charge of $27 million.

In fiscal 2021, as a result of an intercompany transfer of certain of the Company’s intellectual property rights, the Company determined that it was more likely than not that certain deferred tax assets of Switzerland would be realized and certain deferred tax assets of Canada would not be realized. The valuation allowance adjustments resulted in a $39 million net benefit to income tax expense. Due to changes in forecasted taxable income, the Company also recorded a discrete tax charge of $105 million related to valuation allowances on certain Mexico deferred tax assets which were considered unrealizable.

The following table summarizes changes in the valuation allowance (in millions):

	Year Ended September 30,
	2023	2022	2021

Balance at beginning of period	$5,973	$5,853	$5,518
Allowance provision for new operating and other loss carryforwards	573	325	505
Allowance benefits	(168)	(205)	(170)
Balance at end of period	$6,378	$5,973	$5,853

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Beginning balance, October 1	$2,537	$2,726	$2,528
Additions for tax positions related to the current year	72	169	240
Additions for tax positions of prior years	96	31	33
Reductions for tax positions of prior years	(27)	(48)	(6)
Settlements with taxing authorities	(6)	(7)	(24)
Statute closings and audit resolutions	(446)	(334)	(45)
Ending balance, September 30	$2,226	$2,537	$2,726

The following table summarizes tax effected unrecognized tax benefits that, if recognized, would impact the effective tax rate and the related accrued interest, net of tax benefit (in millions):

	September 30,
	2023	2022	2021
Tax effected unrecognized tax benefits that, if recognized, would affect the effective tax rate	$1,581	$1,973	$2,268
Net accrued interest	335	284	252

In fiscal 2023, as the result of tax audit resolutions, statute expirations, and remeasurements of ongoing controversy matters in various jurisdictions, the Company adjusted its reserve for uncertain tax positions which resulted in a $438 million net benefit to income tax expense.

In fiscal 2022, the statute of limitations for certain tax years expired, which resulted in a $301 million benefit to income tax expense.

In the U.S., fiscal years 2017 through 2018 are currently under appeal by the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2015 - 2022
Germany	2007 - 2021
Luxembourg	2017 - 2018
Mexico	2015 - 2018
United Kingdom	2014 - 2015; 2018; 2020 - 2021

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

During fiscal 2023, 2022 and 2021, the Company incurred charges for restructuring and impairment costs of $1,064 million, $721 million and $242 million, which generated tax benefits of $122 million, $50 million and $39 million, respectively.

In fiscal 2021, the Company completed an intercompany transfer of certain of the Company’s intellectual property rights which resulted in a net tax charge of $417 million.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On September 11, 2023, the Schaffhausen parliament approved a partial revision of the cantonal act on direct taxation: Immediate Minimum Taxation Measure (“IMTM”). The IMTM increases Switzerland’s combined statutory income tax rate to approximately 15%. On November 19, 2023, IMTM was approved in a public referendum in the canton of Schaffhausen, was published in the cantonal official gazette on December 8,2023, and is effective starting January 1, 2024. The Company is still evaluating the impact on its deferred tax assets in the canton of Schaffhausen, however the revaluation of these assets could have a noncash impact of less than $100 million to its consolidated financial statements.

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

During the fiscal years ended 2023, 2022 and 2021, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Selected Income Tax Data

Selected income tax data related to continuing operations were as follows (in millions):

	2023	2022	2021
Components of income (loss) from continuing operations before income taxes:
U.S.	$(130)	$67	$543
Non-U.S.	1,840	1,643	2,071
Income from continuing operations before income taxes	$1,710	$1,710	$2,614

Components of the provision (benefit) for income taxes:
Current
U.S. federal	$(165)	$(219)	$459
U.S. state	105	53	108
Non-U.S.	413	294	265
	353	128	832
Deferred
U.S. federal	(267)	(175)	(7)
U.S. state	(25)	(69)	46
Non-U.S.	(384)	103	(3)
	(676)	(141)	36

Income tax provision (benefit)	$(323)	$(13)	$868

Income taxes paid	$430	$568	$504

At September 30, 2023 and 2022, the Company recorded within the consolidated statements of financial position in other current assets approximately $65 million and $253 million, respectively, of income tax assets. At September 30, 2023 and 2022, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $249 million and $143 million, respectively, of accrued income tax liabilities.

The Company has not provided U.S. or non-U.S. income taxes on approximately $24.4 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc. The Company is indefinitely reinvested in these basis differences. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reduced, it is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2023	2022
Other noncurrent assets	$1,499	$954
Other noncurrent liabilities	(411)	(503)

Net deferred tax asset	$1,088	$451

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2023	2022
Deferred tax assets
Accrued expenses and reserves	$507	$376
Employee and retiree benefits	71	78
Property, plant and equipment	629	444
Net operating loss and other credit carryforwards	6,748	6,488
Research and development	171	52
Operating lease liabilities	348	309
Other, net	38	58
	8,512	7,805
Valuation allowances	(6,378)	(5,973)
	2,134	1,832
Deferred tax liabilities
Subsidiaries, joint ventures and partnerships	446	338
Intangible assets	252	734
Operating lease right-of-use assets	348	309
	1,046	1,381

Net deferred tax asset	$1,088	$451

At September 30, 2023, the Company had available net operating loss carryforwards of approximately $24.4 billion, of which $14.1 billion will expire at various dates between 2024 and 2043, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2023 of $35 million which will expire in 2029. The valuation allowance, generally, is for loss and credit carryforwards for which realization is uncertain because it is unlikely that the losses and/or credits will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

19.    SEGMENT INFORMATION

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has four reportable segments for financial reporting purposes.

The Company conducts its business through four business segments:

•Building Solutions North America which operates in the United States and Canada;
•Building Solutions EMEA/LA which operates in Europe, the Middle East, Africa and Latin America;
•Building Solutions Asia Pacific which operates in Asia Pacific; and
•Global Products which operates worldwide and includes the Johnson Controls-Hitachi joint venture.

The Building Solutions segments:

•Design, sell, install and service HVAC, controls, building management, refrigeration, integrated electronic security and integrated fire-detection and suppression systems; and
•Provide energy-efficiency solutions and technical services, including data-driven "smart building" solutions as well as inspection, scheduled maintenance, and repair and replacement of mechanical and controls systems.

The Global Products segment designs, manufactures and sells:

•HVAC equipment, controls software and software services for residential and commercial applications;
•Refrigeration equipment and controls;
•Fire protection and suppression; and
•Security products, including intrusion security, anti-theft devices, access control, and video surveillance and management systems.

The Company’s segments provide products and services to commercial, institutional, industrial, data center, governmental and residential customers.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2023	2022	2021
Net Sales
Building Solutions North America	$10,330	$9,367	$8,685
Building Solutions EMEA/LA	4,096	3,845	3,884
Building Solutions Asia Pacific	2,746	2,714	2,616
Global Products	9,621	9,373	8,483
Total net sales	$26,793	$25,299	$23,668

	Year Ended September 30,
	2023	2022	2021
Segment EBITA (1)
Building Solutions North America	$1,394	$1,122	$1,204
Building Solutions EMEA/LA	316	358	401
Building Solutions Asia Pacific	343	332	344
Global Products	1,965	1,594	1,436
Total segment EBITA	4,018	3,406	3,385

Amortization of intangible assets	(439)	(427)	(435)
Corporate expenses	(432)	(369)	(290)
Net financing charges	(281)	(213)	(206)
Restructuring and impairment costs	(1,064)	(721)	(242)
Net mark-to-market adjustments	(92)	34	402

Income from continuing operations before income taxes	$1,710	$1,710	$2,614

	September 30,
	2023	2022	2021
Assets (2)
Building Solutions North America	$15,603	$15,226	$15,317
Building Solutions EMEA/LA	5,202	4,991	5,397
Building Solutions Asia Pacific	2,645	2,474	2,728
Global Products	15,406	15,185	15,227
	38,856	37,876	38,669
Assets held for sale	—	66	156
Unallocated	3,386	4,216	3,065

Total	$42,242	$42,158	$41,890

	Year Ended September 30,
	2023	2022	2021
Depreciation/Amortization
Building Solutions North America	$225	$213	$245
Building Solutions EMEA/LA	101	96	103
Building Solutions Asia Pacific	23	21	25
Global Products	454	461	432
	803	791	805
Corporate	45	39	40

Total	$848	$830	$845

	Year Ended September 30,
	2023	2022	2021
Capital Expenditures
Building Solutions North America	$104	$141	$87
Building Solutions EMEA/LA	119	119	128
Building Solutions Asia Pacific	33	22	31
Global Products	233	257	265
	489	539	511
Corporate	50	53	41

Total	$539	$592	$552

(1)For the years ended September 30, 2023, 2022 and 2021, segment EBITA includes $262 million, $240 million and $250 million, respectively, of equity income for the Global Products segment. Equity income for other segments is immaterial.

(2)Building Solutions EMEA/LA assets as of September 30, 2023, 2022 and 2021 include $130 million, $115 million and $111 million, respectively, of investments in partially-owned affiliates. Global Products assets as of September 30, 2023, 2022 and 2021 include $905 million, $834 million and $945 million, respectively, of investments in partially-owned affiliates. Investments in partially-owned affiliates for other segments are immaterial.

In fiscal 2023, 2022 and 2021, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2023	2022	2021
Net Sales
United States	$13,989	$12,864	$11,577
Europe	4,882	4,186	4,069
Asia Pacific	5,610	5,791	5,748
Other Non-U.S.	2,312	2,458	2,274

Total	$26,793	$25,299	$23,668

Long-Lived Assets (Year-end)
United States	$1,594	$1,582	$1,638
Europe	514	462	436
Asia Pacific	630	658	727
Other Non-U.S.	398	429	427

Total	$3,136	$3,131	$3,228

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

The changes in the carrying amount of the Company’s total product warranty liability were as follows (in millions).

	Year Ended September 30,
	2023	2022
Balance at beginning of period	$180	$192
Accruals for warranties issued during the period	134	119
Settlements made (in cash or in kind) during the period	(112)	(114)
Changes in estimates to pre-existing warranties	1	(6)
Accruals from acquisitions and divestitures	1	—
Currency translation	(1)	(11)
Balance at end of period	$203	$180

21.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2023	2022

Other current liabilities	$31	$66
Other noncurrent liabilities	211	220
Total reserves for environmental liabilities	$242	$286

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

A substantial portion of the Company's environmental reserves relates to ongoing long-term remediation efforts to address contamination relating to fire-fighting foams containing perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA"), and/or other per- and poly-fluoroalkyl substances ("PFAS") at or near the Tyco Fire Products L.P. (“Tyco Fire Products”) Fire Technology Center ("FTC") located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin, as well as the continued remediation of PFAS, arsenic and other contaminants at the Tyco Fire Products Stanton Street manufacturing facility also located in Marinette, Wisconsin (the “Stanton Street Facility”).

The use of fire-fighting foams at the FTC was primarily for training and testing purposes to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports or elsewhere. On July 18, 2023, Tyco Fire Products announced that it plans to discontinue the production and sale of fluorinated firefighting foams by June 2024, including AFFF products, and will transition to non-fluorinated foam alternatives.

Tyco Fire Products has been engaged in remediation activities at the Stanton Street Facility since 1990. Its corporate predecessor, Ansul Incorporated (“Ansul”), manufactured arsenic-based agricultural herbicides at the Stanton Street Facility, which resulted in significant arsenic contamination of soil and groundwater on the site and in parts of the adjoining Menominee River. In 2009, Ansul entered into an Administrative Consent Order (the "Consent Order") with the U.S. Environmental Protection Agency (“EPA”) to address the presence of arsenic at the site. Under this agreement, Tyco Fire Products’ principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation and ongoing operation and monitoring of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. In addition to ongoing remediation activities, the Company is also working with the Wisconsin Department of Natural Resources ("WDNR") to investigate and remediate the presence of PFAS at or near the Stanton Street Facility as part of the evaluation and remediation of PFAS in the Marinette region.

Tyco Fire Products is operating and monitoring the recently constructed Groundwater Extraction and Treatment System ("GETS"), a permanent groundwater remediation system that extracts groundwater containing PFAS, treats it using advanced filtration systems, and returns the treated water to the environment. Tyco Fire Products has also completed the removal and disposal of PFAS-affected soil from the FTC. The Company's reserves for continued remediation of the FTC, the Stanton Street Facility and surrounding areas in Marinette and Peshtigo are based on estimates of costs associated with the long-term remediation actions, including the continued operation of the GETS, the implementation of long-term drinking water solutions, continued monitoring and testing of the wells, the operation and wind-down of other legacy remediation and treatment systems and the completion of ongoing investigation obligations.

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

In August 2022, EPA published a proposed rule that would designate PFOA and PFOS as “hazardous substances” under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In April 2023, EPA issued an Advanced Notice of Proposed Rulemaking ("ANPR") seeking input on whether it should expand the proposed rule to designate as "hazardous substances" under CERCLA: (1) seven additional PFAS; (2) the precursors to PFOA, PFOS, and the seven additional PFAS; or (3) entire categories of PFAS.

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $13 million and $17 million at September 30, 2023 and 2022, respectively.

FTC-Related Remediation and Litigation

On June 21, 2019, the WDNR announced that it had received from the Wisconsin Department of Health Services (“WDHS”) a recommendation for groundwater quality standards as to, among other compounds, PFOA and PFOS. The WDHS recommended a groundwater enforcement standard for PFOA and PFOS of 20 parts per trillion. Although Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water in February 2022, the Wisconsin Natural Resources Board did not approve WDNR's proposed standards for PFOA and PFOS in groundwater. The WDNR has initiated a rulemaking proceeding for a rule that would establish groundwater quality standards for PFOA, PFOS, perfluorobutane sulfonic acid and its potassium salt (“PFBS”) and hexafluoropropylene oxide dimer acid and its ammonium salt (“HFPO-DA”). WDNR indicates that the rule could be finalized by the winter of 2023-2024.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 43 pending putative class actions in federal courts originating from 16 states and territories. All of these cases have been direct-filed in or transferred to the MDL.

AFFF Individual or Mass Actions

There are more than 5,400 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 5,400 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois and Virginia.

Tyco and Chemguard are also periodically notified by other individuals that they may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 720 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 35 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation. The MDL court set the first case for trial on June 5, 2023 (City of Stuart (Florida) v. 3M Co. et al.). On April 26, 2023, the parties entered a stipulation dismissing Chemguard with prejudice from the City of Stuart case, and on May 4, 2023 the parties entered into a stipulation dismissing Tyco with prejudice from the City of Stuart case. On June 5, 2023, the MDL court continued the trial date for the City of Stuart case, and the parties remaining in that case later reached settlement. The parties in the MDL have designated four additional plaintiffs as water provider bellwether cases and are conducting initial discovery into those cases. The parties are also working to identify potential personal injury cases for an additional bellwether phase.

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

In early November 2021, the Attorney General of the State of North Carolina filed four individual lawsuits in the superior courts of the State of North Carolina against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFOS and PFOA damage of the State’s land, natural resources, and property allegedly resulting from the use of firefighting foams at four separate locations throughout the State. These four cases have been removed to federal court and transferred to the MDL. In October 2022, the Attorney General filed two similar lawsuits in the superior courts of the State of North Carolina regarding alleged PFAS damages at two additional locations. These two cases have also been removed to federal court and transferred to the MDL.

In addition, 29 other states and territories have filed 31 lawsuits against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage of each of those State's environmental and natural resources allegedly resulting from the manufacture, storage, sale, distribution, marketing, and use of PFAS-containing AFFF within each respective State. The states and territories are: Arkansas, Arizona, California, Colorado, Delaware, the District of Columbia, Florida, Illinois, Kentucky, Massachusetts, Maryland, Maine, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, Ohio, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, Wisconsin, Guam, the Northern Mariana Islands, and Puerto Rico. All of these complaints, other than Delaware and South Carolina, have been removed to federal court and transferred to the MDL. It is anticipated that the Delaware and South Carolina complaints will be removed to federal court and transferred to the MDL.

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

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The government contractor defense is a form of immunity available to government contractors that produced products for the United States government pursuant to the government’s specifications. In September 2022, the AFFF MDL Court declined to grant summary judgment on the government contractor defense, ruling that various factual issues relevant to the defense must be decided by a jury rather than the Court. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin and a federal district court in South Carolina. The insurance litigation involves numerous factual and legal issues and remains at a relatively early stage. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2023	2022

Other current liabilities	$58	$58
Other noncurrent liabilities	364	380
Total asbestos-related liabilities	422	438
Other current assets	28	37
Other noncurrent assets	273	263
Total asbestos-related assets	301	300
Net asbestos-related liabilities	$121	$138

The following table presents the components of asbestos-related assets (in millions):

	September 30,
	2023	2022

Restricted
Cash	$20	$6
Investments	231	239
Total restricted assets	251	245
Insurance receivables for asbestos-related liabilities	50	55
Total asbestos-related assets	$301	$300

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

The following table presents the location and amount of insurable liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2023	2022

Other current liabilities	$86	$89
Accrued compensation and benefits	21	22
Other noncurrent liabilities	226	230
Total self-insured liabilities	$333	$341

The following table presents the location and amount of insurable receivables in the Company's consolidated statements of financial position (in millions):

	September 30,
	2023	2022

Other current assets	$6	$10
Other noncurrent assets	14	20
Total insurance receivables	$20	$30

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

22.    SUBSEQUENT EVENTS

During the weekend of September 23, 2023, the Company experienced a cybersecurity incident impacting its internal information technology ("IT") infrastructure and applications. The incident was detected shortly after receiving reports of outages to certain of the Company’s systems. Promptly after detecting the issue, the Company implemented its incident management and response plan and business continuity plans, including implementing remediation measures to mitigate the impact of the incident and restore affected systems and functions. The Company also engaged leading cybersecurity experts and other specialized consultants to assist in its investigation and remediation of the incident, as well as the restoration of impacted applications and systems. The cybersecurity incident consisted of unauthorized access, data exfiltration and deployment of ransomware by a third party to a portion of the Company’s internal IT infrastructure. The incident caused disruptions and limitation of access to portions of the Company’s business applications supporting aspects of the Company’s operations and corporate functions.

Lost and deferred revenues and expenses related to the cybersecurity incident had an immaterial impact on fiscal 2023 net income. During the first quarter of fiscal 2024, expenses have been and will continue to be incurred, primarily related to third-party expenditures, including IT recovery and forensic experts and others performing professional services to investigate and remediate the incident, as well as incremental operating expenses incurred from the resulting disruption to the Company’s business operations. The overall impact in fiscal 2024 is not expected to be material to net income, net of insurance recoveries, or cash flows from continuing operations; however, the timing of recognizing the insurance recoveries may differ from the timing of recognizing the associated expenses.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective because of the material weakness in its internal control over financial reporting described below.

Notwithstanding the material weakness in internal control over financial reporting described below, management believes and has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, due to the material weakness described below, the Company’s management has concluded that, as of September 30, 2023, the Company did not maintain effective internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of its financial statements will not be prevented or detected on a timely basis.

The Company did not maintain sufficient information technology controls to prevent or detect, on a timely basis, unauthorized access to certain of its financial reporting systems. Specifically, the Company did not design and maintain effective controls related to access monitoring, intrusion detection and response capability, patch management and backup and recovery such that recovery from a cybersecurity incident could be performed in a timely manner. This material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. However, this material weakness did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded FM:Systems, which the Company acquired in July 2023, from its assessment of internal control over financial reporting as of September 30, 2023. FM:Systems is a wholly owned subsidiary of the Company whose total assets and total revenues excluded from management's assessment represented less than 1% each of the related consolidated financial statement amounts for the Company as of and for the year ended September 30, 2023.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of September 30, 2023 as stated in its report which is included in Item 8 of this Form 10-K.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

The Company is committed to remediating the above noted material weakness and has actively implemented measures designed to help ensure the material weakness is remediated as soon as possible. Although some remediation measures have been completed, other actions with respect to the Company’s remediation plan are ongoing and include, among other things, the following:

•engaging security specialists to assist in the review, assessment and remediation of the Company's IT controls;
•additional strengthening of access requirements and unauthorized access detection to the Company's financial reporting systems; and
•implementing additional procedures to facilitate more effective backup and recovery of the Company's financial reporting systems.

Though the remediation plan is subject to continual review and revision, the Company expects the remediation plan described above will address the identified material weakness. The remediation plan is subject to oversight by the Audit Committee of the Board of Directors and the identified material weakness will not be considered remediated until the remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and the Company has concluded that newly implemented controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

Officer Rule 10b5-1 Plans

During the three months ended September 30, 2023, the following officers adopted, amended or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “Rule 10b5–1 trading arrangement”):

On August 8, 2023, Marc Vandiepenbeeck, the Company’s Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America, entered into a Rule 10b5–1 trading arrangement (the “Vandiepenbeeck 10b5-1 Plan”) during the Company’s third quarter open trading window. The Vandiepenbeeck 10b5-1 Plan contemplates the sale in regular intervals of up to 12,974 ordinary shares of Company stock issued upon the vesting of restricted stock units and performance stock units. The restricted stock units and performance stock units are scheduled to vest in December 2023. The number of shares to be sold under the Vandiepenbeeck 10b5-1 Plan represents the maximum actual number of shares issuable under the applicable restricted stock unit and performance stock unit awards. The actual number of shares to be sold under the Vandiepenbeeck 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance share units and the number of shares withheld to satisfy tax obligations upon the vesting of the applicable awards. The Vandiepenbeeck 10b5-1 Plan is expected to become effective on or about December 20, 2023 and is scheduled to terminate upon the earlier of the sale of all shares contemplated under the Vandiepenbeeck 10b5-1 Plan or December 26, 2024.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On December 11, 2023, the Company entered into a credit agreement (the “New 5-Year Credit Agreement”) among the Company, certain of its subsidiaries party thereto from time to time (together with the Company, the “Borrowers”), the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. Under the New 5-Year Credit Agreement, which will mature on December 11, 2028, the Borrowers may obtain revolving loans in an aggregate principal amount of up to $2.5 billion outstanding from time to time, including a $300 million sublimit for the issuance of letters of credit. The New 5-Year Credit Agreement replaces the Prior 5-Year Credit Agreement (as defined below).

Borrowings under the New 5-Year Credit Agreement will bear interest at the Adjusted Term SOFR Rate (as defined in the New 5-Year Credit Agreement) determined for the interest period or, at the Company’s election, the Base Rate (as defined in the New 5-Year Credit Agreement), plus, in each case, an applicable margin based on the credit rating of the Company’s senior unsecured long-term debt. The New 5-Year Credit Agreement will also require the Company to pay a facility fee on the aggregate amount of the lenders’ commitments, whether or not drawn, at a rate determined by reference to the credit rating of the Company’s senior unsecured long-term debt. Under the New 5-Year Credit Agreement, the interest rate and facility fee rate are subject to upward or downward adjustments if the Company achieves, or fails to achieve, certain specified sustainability targets with respect to greenhouse gas emissions, diverse supplier spend, and water withdrawals in water-stressed locations. Such upward or downward sustainability adjustments may be up to 4.25 basis points per annum in the case of the interest rate and up to 0.75 basis points per annum in the case of the facility fee rate.

The borrowings under the New 5-Year Credit Agreement will be used for general business purposes and will not be secured with liens on any of the Company’s or its subsidiaries’ assets. The Company will guarantee all borrowings by the subsidiary Borrowers under the New 5-Year Credit Agreement.

The New 5-Year Credit Agreement contains various restrictions and covenants applicable to the Company and, with certain exceptions, its subsidiaries. Among other requirements, the Company must maintain consolidated shareholders’ equity of at least $3.5 billion.

The New 5-Year Credit Agreement also contains customary events of default. If an event of default under the New 5-Year Credit Agreement occurs and is continuing, then the administrative agent may terminate the lender commitments under the New 5-Year Credit Agreement and declare any outstanding obligations thereunder to be immediately due and payable. In addition, if the Company or any of its significant subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the New 5-Year Credit Agreement will automatically become immediately due and payable.

The foregoing description of the New 5-Year Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the New 5-Year Credit Agreement filed herewith as Exhibit 10.1 and incorporated herein by reference. In the ordinary course of business, certain of the lenders under the New 5-Year Credit Agreement and their affiliates have provided, and may in the future provide, investment banking, commercial banking, cash management, foreign exchange or other financial services to the Company and/or one or more of its subsidiaries for which they have received, and may in the future receive, compensation.

On December 11, 2023, the Company also entered into a 364-day credit agreement (the “364-Day Credit Agreement”) among the Company, the other Borrowers party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. The 364-Day Credit Agreement is being entered into simultaneously with the New 5-Year Credit Agreement, with a collection of parties substantively similar to those party to the New 5-Year Credit Agreement, and on terms substantively similar to those set forth in the New 5-Year Credit Agreement. Accordingly, while the Company does not consider the 364-Day Credit Agreement to be a material agreement, a description of the 364-Day Credit Agreement is being included in this filing as information supplemental to disclosure of the New 5-Year Credit Agreement.

Under the 364-Day Credit Agreement, the Borrowers may obtain revolving loans in an aggregate principal amount of up to $500 million outstanding from time to time prior to December 9, 2024 (the “Commitment Termination Date”). Prior to the Commitment Termination Date, by notice to the administrative agent and subject to certain other conditions set forth in the 364-Day Credit Agreement including the absence of any default thereunder, the Company may elect to convert all or a ratable portion of the outstanding revolving loans under the 364-Day Credit Agreement into term loans (the “Term-Out Option”) that will mature on the first anniversary of the Commitment Termination Date. The Borrowers will pay a fee to the lenders under the 364-Day Credit Agreement equal to 1.00% of the aggregate principal amount of any outstanding revolving loans converted into term loans pursuant to the Term-Out Option.

Termination of a Material Definitive Agreement

On December 11, 2023, the credit agreement, dated as of December 5, 2019, among the Company, certain of its subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (as amended, supplemented or otherwise modified, the “Prior 5-Year Credit Agreement”), was terminated and replaced by the New 5-Year Credit Agreement. Under the Prior 5-Year Credit Agreement, the borrowers thereunder were able to obtain revolving loans in an aggregate principal amount of up to $2.5 billion outstanding from time to time, including a $300 million sublimit for the issuance of letters of credit. Borrowings under the Prior 5-Year Credit Agreement were not secured with liens on any of the Company’s or its subsidiaries’ assets, and the Prior 5-Year Credit Agreement contained customary events of default and financial and other covenants. On December 11, 2023, there were no loans outstanding under the Prior 5-Year Credit Agreement.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2023) for its annual meeting to be held on March 13, 2024, are incorporated by reference in this Form 10-K.

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of shareholders to be held on March 13, 2024 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, and “Committees of the Board - Audit Committee” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

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

ITEM 11    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is contained under the captions “Compensation Discussion & Analysis” (excluding the information under the caption “Compensation Committee Report on Executive Compensation”), “Executive Compensation Tables” “Compensation of Non-Employee Directors” and “CEO Pay Ratio” of the Johnson Controls Proxy Statement. Such information is incorporated by reference.

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

The Johnson Controls International plc 2021 Equity and Incentive Plan authorizes stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Annual awards are typically granted in the first quarter of the fiscal year.

The following table provides information about the Company's equity compensation plans as of September 30, 2023:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	4,919,916	$45.44	41,213,340
Equity compensation plans not approved by shareholders	—	—	—
Total	4,919,916	$45.44	41,213,340

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

PART IV

ITEM 15    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

All Financial Statement Schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

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

4.5
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

4.6
Seventh Supplemental Indenture, dated September 16, 2021, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 2.000% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 16, 2021)

4.7
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

4.8
Ninth Supplemental Indenture, dated as of September 14, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the 4.900% Senior Notes due 2032). (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 14, 2022)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

4.9
Tenth Supplemental Indenture, dated as of May 23, 2023, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent (attaching form of the 4.250% Senior Notes due 2035).(incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 23, 2023)

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

10.1
Credit Agreement, dated as of December 11, 2023, among Johnson Controls International plc, certain of its subsidiaries party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith)

10.2
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.3
Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.4
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.5
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.6
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Johnson Controls International plc (formerly Tyco International Ltd.) and The ADT Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.7	Form of Deed of Indemnification between Johnson Controls International plc and certain of its directors and officers (filed herewith)

10.8	Form of Indemnification Agreement between Tyco Fire & Security (US) Management, LLC and certain directors and officers of Johnson Controls International plc (filed herewith)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.9
Johnson Controls International plc 2012 Share and Incentive Plan, amended and restated as of March 8, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 4, 2017)**

10.10	Johnson Controls International plc 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 6, 2016)**

10.11	Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Annex B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2021) **

10.12
Johnson Controls International plc Severance and Change in Control Policy for Officers, amended and restated March 11, 2021 (Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.13
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated March 11, 2021 (Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.14
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

10.16
Letter Agreement between Johnson Controls International plc and George R. Oliver dated December 8, 2017 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2017)**

10.17
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing December 6, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed February 1, 2019)**

10.18
Form of Option/SAR Award for Executive Officers (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 21, 2019)**

10.19
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

10.20
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

10.22
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 applicable to Messrs. Molinaroli, Oliver and Stief (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q filed on February 8, 2017)**

10.23
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Share and Incentive Plan for fiscal 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 13, 2015)**

10.24
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2015 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 26, 2014 filed on November 14, 2014) (Commission File No. 1-13836)**

10.25
Form of terms and conditions for Option Awards, Restricted Unit Awards, Performance Share Awards under the 2012 Stock and Incentive Plan for fiscal 2014 (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed on for the year ended September 27, 2013 filed on November 14, 2013) (Commission File No. 1-13836)**

10.26
Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(a) to Johnson Controls, Inc.'s Current Report on Form 8-K filed January 28, 2013) (Commission File No. 1-5097)**

10.27
Form of option/stock appreciation right agreement for Johnson Controls, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1(c) to Johnson Controls, Inc.'s Current Report on Form 8-K filed November 21, 2013) (Commission File No. 1-5097)**

10.28
Restrictive covenants applicable to equity award agreements beginning December 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on January 31, 2020)**

10.29
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on January 29, 2021)**

10.30
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.31
Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.32
Form of terms and conditions for Restricted Stock / Unit Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan applicable to Ms. Schlitz (incorporated by reference to Exhibit 10.37 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed on November 15, 2022)**

10.33
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 1, 2023)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

22.1	Co-Issuer of Debt Securities (filed herewith)

23.1	Consent of Independent Public Accounting Firm (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97	Johnson Controls International plc Executive Compensation Recoupment Policy effective October 2, 2023 (filed herewith)**

101	Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101) (filed herewith)

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls International plc and its subsidiaries on a consolidated basis. Johnson Controls International plc agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer

Date:	December 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 14, 2023, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ George R. Oliver George R. Oliver Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Olivier Leonetti Olivier Leonetti Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel C. McConeghy Daniel C. McConeghy Vice President and Chief Accounting and Tax Officer (Principal Accounting Officer)	/s/ Jean Blackwell Jean Blackwell Director

/s/ Pierre Cohade Pierre Cohade Director	/s/ Michael E. Daniels Michael E. Daniels Director

/s/ W. Roy Dunbar W. Roy Dunbar Director	/s/ Gretchen R. Haggerty Gretchen R. Haggerty Director

/s/ Ayesha Khanna Ayesha Khanna Director	/s/ Simone Menne Simone Menne Director

/s/ Jürgen Tinggren Jürgen Tinggren Director	/s/ Mark P. Vergnano Mark P. Vergnano Director

/s/ John D. Young John D. Young Director