Form 10-Q
period 2023-12-31
Johnson Controls International plc
filed 2024-01-30
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2023
Ordinary Shares, $0.01 par value per share	681,477,046

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2023	2022
Net sales
Products and systems	$4,489	$4,556
Services	1,605	1,512
	6,094	6,068
Cost of sales
Products and systems	3,162	3,113
Services	940	864
	4,102	3,977

Gross profit	1,992	2,091

Selling, general and administrative expenses	1,513	1,571
Restructuring and impairment costs	39	345
Net financing charges	99	67
Equity income	62	62

Income before income taxes	403	170

Income tax (benefit) provision	(1)	14

Net income	404	156

Less: Income attributable to noncontrolling interests	30	38

Net income attributable to Johnson Controls	$374	$118

Earnings per share attributable to Johnson Controls
Basic	$0.55	$0.17
Diluted	0.55	0.17

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended December 31,
	2023	2022

Net income	$404	$156

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	62	90
Realized and unrealized losses on derivatives	(42)	(17)
Pension and postretirement plans	(1)	(1)

Other comprehensive income	19	72

Total comprehensive income	423	228

Comprehensive income attributable to noncontrolling interests:
Net income	30	38

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	31
Realized and unrealized losses on derivatives	(4)	(6)
Other comprehensive income (loss)	(3)	25
Comprehensive income attributable to noncontrolling interests	27	63
Comprehensive income attributable to Johnson Controls	$396	$165

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	December 31, 2023	September 30, 2023
Assets

Cash and cash equivalents	$1,801	$835
Accounts receivable, less allowance for expected credit losses of $102 and $90, respectively	6,045	6,006
Inventories	3,006	2,776
Other current assets	1,202	1,120
Current assets	12,054	10,737

Property, plant and equipment - net	3,131	3,136
Goodwill	18,124	17,936
Other intangible assets - net	4,835	4,888
Investments in partially-owned affiliates	1,144	1,056
Other noncurrent assets	4,693	4,489
Total assets	$43,981	$42,242

Liabilities and Equity

Short-term debt	$1,998	$385
Current portion of long-term debt	652	645
Accounts payable	3,976	4,268
Accrued compensation and benefits	934	958
Deferred revenue	2,122	1,996
Other current liabilities	2,727	2,832
Current liabilities	12,409	11,084

Long-term debt	7,959	7,818
Pension and postretirement benefits	271	278
Other noncurrent liabilities	5,468	5,368
Long-term liabilities	13,698	13,464

Commitments and contingencies (Note 21)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,263)	(1,240)
Capital in excess of par value	17,381	17,349
Retained earnings	1,506	1,384
Accumulated other comprehensive loss	(933)	(955)
Shareholders’ equity attributable to Johnson Controls	16,698	16,545
Noncontrolling interests	1,176	1,149
Total equity	17,874	17,694
Total liabilities and equity	$43,981	$42,242

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2023	2022
Operating Activities
Net income attributable to Johnson Controls	$374	$118
Income attributable to noncontrolling interests	30	38
Net income	404	156
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	231	203
Pension and postretirement benefit income	(10)	(6)
Pension and postretirement contributions	(6)	(9)
Equity in earnings of partially-owned affiliates, net of dividends received	(56)	(56)
Deferred income taxes	(70)	(92)
Noncash restructuring and impairment charges	9	294
Equity-based compensation	30	30
Other - net	(22)	(27)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	61	(88)
Inventories	(203)	(348)
Other assets	(191)	(68)
Restructuring reserves	(14)	14
Accounts payable and accrued liabilities	(414)	(338)
Accrued income taxes	5	39
Cash used by operating activities	(246)	(296)

Investing Activities
Capital expenditures	(92)	(134)
Acquisition of businesses, net of cash acquired	(2)	(79)
Other - net	20	24
Cash used by investing activities	(74)	(189)

Financing Activities
Net proceeds from borrowings with maturities less than three months	1,108	467
Proceeds from debt	422	154
Repayments of debt	—	(200)
Stock repurchases and retirements	—	(154)
Payment of cash dividends	(252)	(241)
Employee equity-based compensation withholding taxes	(23)	(30)
Other - net	(27)	13
Cash provided by financing activities	1,228	9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(14)
Increase (decrease) in cash, cash equivalents and restricted cash	968	(490)
Cash, cash equivalents and restricted cash at beginning of period	924	2,066
Cash, cash equivalents and restricted cash at end of period	1,892	1,576
Less: Restricted cash	91	67
Cash and cash equivalents at end of period	$1,801	$1,509

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2023	2022
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,545	$16,268

Ordinary Shares - Beginning and ending balance	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,240)	(1,203)
Employee equity-based compensation withholding taxes	(23)	(30)
Ending balance	(1,263)	(1,233)

Capital in Excess of Par Value
Beginning balance	17,349	17,224
Share-based compensation expense	20	19
Other, including options exercised	12	19
Ending balance	17,381	17,262

Retained Earnings
Beginning balance	1,384	1,151
Net income attributable to Johnson Controls	374	118
Cash dividends declared	(252)	(241)
Repurchases and retirements of ordinary shares	—	(154)
Ending balance	1,506	874

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(955)	(911)
Other comprehensive income	22	47
Ending balance	(933)	(864)
Ending Balance	16,698	16,046

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,149	1,134
Comprehensive income attributable to noncontrolling interests	27	63
Ending Balance	1,176	1,197

Total Shareholders' Equity	$17,874	$17,243
Cash Dividends Declared per Ordinary Share	$0.37	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company," or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on December 14, 2023. The results of operations for the three-month period ended December 31, 2023 are not necessarily indicative of results for the Company’s 2024 fiscal year because of seasonal and other factors.

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

Prior Period Revision – Statement of Cash Flows

The Company revised the amounts previously reported as net proceeds from borrowings with maturities less than three months and proceeds from debt for certain short-term debt transactions that were incorrectly presented on a net basis within the financing activities section of the consolidated statements of cash flows for the three months ended December 30, 2022.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
The revision did not change cash provided by financing activities or the total decrease in cash, cash equivalents and restricted cash. The Company does not believe the impact of the incorrect presentation was material.

2.      NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, "Disclosure of Supplier Finance Program Obligations," which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The Company adopted the new disclosures, other than the rollforward disclosure, as required at the beginning of fiscal 2024. The rollforward disclosure will be adopted as required at the beginning of fiscal 2025.

The Company maintains agreements with third-party financial institutions who offer voluntary supply chain financing ("SCF") programs to its suppliers. The SCF programs enable suppliers to sell their receivables to third-party financial institutions and receive payments earlier than the negotiated commercial terms between the suppliers and the Company, which generally range from 90 to 120 days. Suppliers sell receivables to third-party financial institutions on terms negotiated between the supplier and the respective third-party financial institution. The Company remains obligated to make payments under the terms of the original commercial arrangement regardless of whether the supplier receivable is sold, and does not pledge any assets as security or provide other forms of guarantees for the committed payment to the third-party financial institutions.

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $559 million and $566 million as of December 31, 2023, and September 30, 2023, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. The Company expects to adopt the new annual disclosures as required for fiscal 2026.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company expects to adopt the new annual disclosures as required for fiscal 2025 and the interim disclosures as required beginning with the first quarter of fiscal 2026.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
3.ACQUISITIONS AND DIVESTITURES

During the three months ended December 31, 2022, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $105 million, of which $79 million was paid as of December 31, 2022. In connection with the acquisitions, the Company recorded goodwill of $53 million within the Global Products segment and $2 million within the Building Solutions EMEA/LA segment.

4.     ASSETS AND LIABILITIES HELD FOR SALE

During the three months ended December 31, 2022, the Company recorded impairment charges primarily due to reductions in the estimated fair values of its Global Retail business of $228 million and a business in the Building Solutions Asia Pacific segment of $60 million. Both businesses were classified as held for sale as of December 31, 2022. All of the impairments were recorded within restructuring and impairment costs in the consolidated statements of income.
No assets and liabilities were classified as held for sale as of December 31, 2023 or September 30, 2023.

5.     REVENUE RECOGNITION

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended December 31,
	2023			2022
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,518	$969	$2,487	$1,451	$916	$2,367
Building Solutions EMEA/LA	572	466	1,038	552	423	975
Building Solutions Asia Pacific	337	170	507	473	173	646
Global Products	2,062	—	2,062	2,080	—	2,080

Total	$4,489	$1,605	$6,094	$4,556	$1,512	$6,068

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended December 31,
	2023	2022
HVAC	$1,418	$1,440
Fire & Security	547	570
Industrial Refrigeration	97	70
Total	$2,062	$2,080

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
December 31, 2023
(unaudited)
The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	December 31, 2023	September 30, 2023
Contract assets - current	Accounts receivable - net	$2,170	$2,370
Contract assets - noncurrent	Other noncurrent assets	4	12
Contract liabilities - current	Deferred revenue	2,122	1,996
Contract liabilities - noncurrent	Other noncurrent liabilities	306	297

For the three months ended December 31, 2023 and 2022, the Company recognized revenue of $889 million and $846 million, respectively, that was included in the beginning of period contract liability balance.

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

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $19.9 billion, of which approximately 64% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less.

Costs to Obtain or Fulfill a Contract

The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions and design costs that relate to a contract or an anticipated contract that the Company expects to recover. Costs to obtain or fulfill a contract are capitalized and amortized over the period of contract performance.

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	December 31, 2023	September 30, 2023
Other current assets	$183	$156
Other noncurrent assets	215	224
Total	$398	$380

During the three months ended December 31, 2023 and 2022, the Company recognized amortization expense of $57 million and $61 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three months ended December 31, 2023 and 2022.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)

6.    ACCOUNTS RECEIVABLE

The Company sold $702 million and $409 million of accounts receivable under factoring agreements during the three months ended December 31, 2023 and 2022, respectively. Previously sold receivables still outstanding were $761 million and $681 million as of December 31, 2023 and September 30, 2023, respectively.

7.     INVENTORIES

Inventories consisted of the following (in millions):

	December 31, 2023	September 30, 2023

Raw materials and supplies	$1,252	$1,203
Work-in-process	248	226
Finished goods	1,506	1,347
Inventories	$3,006	$2,776

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	Three Months Ended December 31, 2023
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$10,040	$1,932	$1,179	$5,750	18,901
Accumulated impairment loss	(659)	(47)	—	(259)	(965)
Balance at beginning of period	9,381	1,885	1,179	5,491	17,936
Foreign currency translation and other	15	76	38	59	188
Balance at end of period	$9,396	$1,961	$1,217	$5,550	$18,124
(1) Includes measurement period adjustments

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	December 31, 2023			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,587	$(849)	$738	$1,575	$(806)	$769
Customer relationships	3,076	(1,571)	1,505	3,047	(1,496)	1,551
Miscellaneous	921	(462)	459	889	(435)	454
	5,584	(2,882)	2,702	5,511	(2,737)	2,774
Indefinite-lived intangible assets
Trademarks/trade names	2,133	—	2,133	2,114	—	2,114
Total intangible assets	$7,717	$(2,882)	$4,835	$7,625	$(2,737)	$4,888

Amortization of other intangible assets for the three months ended December 31, 2023 and 2022 was $122 million and $104 million, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)

9.    LEASES

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	December 31, 2023	September 30, 2023
Operating lease right-of-use assets	Other noncurrent assets	$1,389	$1,389
Operating lease liabilities - current	Other current liabilities	327	318
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,079	1,086

The following table presents supplemental noncash operating lease activity (in millions):

	Three Months Ended December 31,
	2023	2022
Right-of-use assets obtained in exchange for operating lease liabilities	$77	$110

10.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	December 31,	September 30,
	2023	2023
Commercial paper	$1,383	$200
Term loans	598	159
Bank borrowings	17	26
	$1,998	$385
Weighted average interest rate on short-term debt outstanding	4.4%	5.1%

As of December 31, 2023, the Company had syndicated committed revolving credit facilities of $2.5 billion which is scheduled to expire in December 2028 and $500 million which is scheduled to expire in December 2024. There were no draws on the facilities as of December 31, 2023.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
The Company enters into forward-starting interest-rate swaps in conjunction with anticipated note issuances. Forward-starting interest swaps are terminated when the anticipated notes are issued. As of December 31, 2023 and September 30, 2023, $600 million of forward-starting interest swaps were outstanding on an $800 million anticipated note issuance. Accumulated amounts recorded in accumulated other comprehensive income (loss) ("AOCI") as of the date of the note issuance are amortized to interest expense over the life of the related note to reflect the difference between the swap's reference rate and the fixed rate of the note.

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

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	December 31, 2023	September 30, 2023

Copper	3,062	2,812
Aluminum	5,973	5,976

Cash flow hedges under ASC 815, "Derivatives and Hedging," that hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates and commodity prices during the three months ended December 31, 2023 and 2022.

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

The following table summarizes net investment hedges (in billions):

	December 31,	September 30,
	2023	2023
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30
US dollar vs. Yen cross-currency interest rate swap designated as a net investment hedge in Japan	¥14	¥14

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 31,	September 30,	December 31,	September 30,
	2023	2023	2023	2023
Other current assets
Foreign currency exchange derivatives	$14	$16	$—	$13
Interest rate swaps	—	22	—	—
Commodity derivatives	1	—	—	—
Other noncurrent assets
Cross-currency interest rate swap	—	5	—	—
Total assets	$15	$43	$—	$13

Other current liabilities
Foreign currency exchange derivatives	$31	$20	$30	$5
Interest rate swaps	14	—	—	—
Commodity derivatives	—	2	—	—
Long-term debt
Foreign currency denominated debt	3,394	3,253	—	—
Total liabilities	$3,439	$3,275	$30	$5

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	December 31,	September 30,	December 31,	September 30,
	2023	2023	2023	2023
Gross amount recognized	$15	$56	$3,469	$3,280
Gross amount eligible for offsetting	(14)	(19)	(14)	(19)
Net amount	$1	$37	$3,455	$3,261
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Three Months Ended December 31,
	2023	2022
Foreign currency exchange derivatives	$(13)	$(21)
Commodity derivatives	1	4
Interest rate swaps	(35)	—
Total	$(47)	$(17)

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2023	2022
Foreign currency exchange derivatives	Cost of sales	$(1)	$9
Commodity derivatives	Cost of sales	(3)	(6)
Total		$(4)	$3

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2023	2022
Foreign currency exchange derivatives	Cost of sales	$(5)	$2
Foreign currency exchange derivatives	Net financing charges	(43)	79
Total		$(48)	$81

Pre-tax losses on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $145 million and $269 million for the three months ended December 31, 2023 and 2022, respectively. No gains or losses were reclassified from CTA into income during the three months ended December 31, 2023 and 2022.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$14	$—	$14	$—
Commodity derivatives	1	—	1	—
Other noncurrent assets
Deferred compensation plan assets	47	47	—	—
Exchange traded funds (fixed income)(1)	82	82	—	—
Exchange traded funds (equity)(1)	169	169	—	—
Total assets	$313	$298	$15	$—
Other current liabilities
Foreign currency exchange derivatives	$61	$—	$61	$—
Interest rate swaps	14	—	14	—
Contingent earn-out liabilities	55	—	—	55
Other noncurrent liabilities
Contingent earn-out liabilities	50	—	—	50
Total liabilities	$180	$—	$75	$105

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$29	$—	$29	$—
Interest rate swaps	22	—	22	—
Other noncurrent assets
Cross-currency interest rate swap	5	—	5	—
Deferred compensation plan assets	45	45	—	—
Exchange traded funds (fixed income)(1)	76	76	—	—
Exchange traded funds (equity)(1)	155	155	—	—
Total assets	$332	$276	$56	$—
Other current liabilities
Foreign currency exchange derivatives	$25	$—	$25	$—
Commodity derivatives	2	—	2	—
Contingent earn-out liabilities	48	—	—	48
Other noncurrent liabilities
Contingent earn-out liabilities	76	—	—	76
Total liabilities	$151	$—	$27	$124

(1) Classified as restricted investments for payment of asbestos liabilities. See Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2023	$124
Payments	(19)
Reduction for change in estimates	(1)
Currency translation	1
Balance at December 31, 2023	$105

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
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

The following table presents the portion of unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at December 31, 2023 and 2022 (in millions):

	Three Months Ended December 31,
	2023	2022
Deferred compensation plan assets	$4	$3
Investments in exchange traded funds	22	11

All of the gains on investments in exchange traded funds related to restricted investments.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at December 31, 2023 and September 30, 2023 was as follows (in billions):

	December 31,	September 30,
	2023	2023
Public debt	$7.8	$7.1
Other long-term debt	0.4	0.4
Total fair value of long-term debt	$8.2	$7.5

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
A summary of the stock-based awards granted is presented below:

	Three Months Ended December 31,
	2023		2022
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value
Restricted stock/units	1,741,102	$53.52	1,614,493	$66.73
Performance shares	370,307	54.13	339,191	79.54
Stock options	652,702	13.74	570,140	18.21

Performance Share Awards

The following table summarizes the assumptions used in determining the fair value of performance share units granted:

	Three Months Ended December 31,
	2023	2022
Risk-free interest rate	4.21%	4.04%
Expected volatility of the Company’s stock	27.2%	33.5%
Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Three Months Ended December 31,
	2023	2022
Expected life of option (years)	5.7	5.8
Risk-free interest rate	3.86%	3.59%
Expected volatility of the Company’s stock	29.8%	29.4%
Expected dividend yield on the Company’s stock	2.77%	2.10%

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
14. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2023	2022

Net income attributable to Johnson Controls	$374	$118

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	680.7	687.0
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	1.7	3.3
Diluted weighted average shares outstanding	682.4	690.3

Antidilutive Securities
Stock options and unvested restricted stock	0.6	0.3

15.    EQUITY

Share repurchase program

During the three months ended December 31, 2022, the Company repurchased and immediately retired $154 million of its ordinary shares. No shares were repurchased during the three months ended December 31, 2023.

As of December 31, 2023, approximately $3.0 billion remains available under the Company's share repurchase program, which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions, net of tax):

	Three Months Ended December 31,
	2023	2022

Foreign currency translation adjustments
Balance at beginning of period	$(970)	$(901)
Aggregate adjustment for the period	61	59
Balance at end of period	(909)	(842)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	15	(11)
Current period changes in fair value	(43)	(11)
Reclassification to income (1)	4	(3)
Net tax impact	1	3
Balance at end of period	(23)	(22)

Pension and postretirement plans
Balance at beginning of period	—	1
Reclassification to income	(1)	(1)
Balance at end of period	(1)	—
Accumulated other comprehensive loss, end of period	$(933)	$(864)
(1) Refer to Note 11, "Derivative Instruments and Hedging Activities," of the notes to the consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

16.    PENSION AND RETIREMENT PLANS

The components of the Company’s net periodic benefit cost (credit) associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended December 31,
	2023	2022

Interest cost	$20	$21
Expected return on plan assets	(30)	(34)
Net actuarial loss	—	8
Net periodic benefit credit	$(10)	$(5)

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended December 31,
	2023	2022

Service cost	$4	$3
Interest cost	17	16
Expected return on plan assets	(18)	(18)
Net periodic benefit cost	$3	$1

	Postretirement Benefits
	Three Months Ended December 31,
	2023	2022

Interest cost	$1	$1
Expected return on plan assets	(2)	(2)
Amortization of prior service credit	(1)	(1)
Net periodic benefit credit	$(2)	$(2)

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

In the third and fourth quarters of fiscal 2023, the Company developed a restructuring plan which included workforce reductions and other actions focused on continued scaling of SG&A expenses to its planned growth. Additional restructuring charges related to this plan were recorded in the three months ended December 31, 2023 and are expected in subsequent quarters.

The following table summarizes restructuring costs (in millions):

Three Months Ended December 31, 2023

Building Solutions North America	$4
Building Solutions EMEA/LA	13
Global Products	21
Corporate	1
Total	$39

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
The following table summarizes changes in the restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position, for restructuring actions taken in the year ended September 30, 2023 and three months ended December 31, 2023 (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring and related costs	$204	$38	$34	$276
Utilized—cash	(111)	—	(19)	(130)
Utilized—noncash	—	(38)	(3)	(41)
Balance at September 30, 2023	93	—	12	105
Additional restructuring and related costs	29	9	1	39
Utilized—cash	(38)	—	—	(38)
Utilized—noncash	—	(9)	—	(9)
Balance at December 31, 2023	$84	$—	$13	$97

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

For the three months ended December 31, 2023, the Company's effective tax rate was (0.2%) and was lower than the statutory tax rate of 12.5% primarily due to Swiss tax reform and the benefits of continuing global tax planning, partially offset by the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain consolidated subsidiaries and tax rate differentials.

For the three months ended December 31, 2022, the Company's effective tax rate was 8.2% and was lower than the statutory tax rate of 12.5% primarily due to impairment and restructuring charges and the benefits of continuing global tax planning initiatives, partially offset by tax rate differentials.

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

Uncertain Tax Positions

At September 30, 2023, the Company had gross tax-effected unrecognized tax benefits of $2.2 billion, of which $1.6 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2023 was approximately $335 million (net of tax benefit). Interest accrued during the three months ended December 31, 2023 and 2022 was approximately $31 million (net of tax benefit) and approximately $26 million (net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
In the U.S., fiscal years 2017 through 2018 are currently under appeal with the Internal Revenue Service (“IRS”) for certain legal entities. In addition, fiscal years 2016 through 2019 are also under exam by the IRS in relation to a separate consolidated filing group. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered
Belgium	2015 - 2022
Germany	2007 - 2021
Luxembourg	2017 - 2018
Mexico	2015 - 2019
United Kingdom	2014 - 2015; 2018; 2020 - 2021

It is reasonably possible that tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

The Company recorded restructuring and impairment costs of $39 million, which generated a $7 million tax benefit, during the three months ended December 31, 2023 and $345 million, which generated a $52 million tax benefit, during the three months ended December 31, 2022.

Tax expenses and benefits for the above transactions reflect the Company’s current tax positions in the impacted jurisdictions. Refer to Note 17, “Restructuring and Related Costs,” of the notes to the consolidated financial statements for additional information.

Impacts of Tax Legislation

On September 11, 2023, the Schaffhausen parliament approved a partial revision of the cantonal act on direct taxation: Immediate Minimum Taxation Measure (“IMTM”). On November 19, 2023, IMTM was approved in a public referendum in the canton of Schaffhausen, was published in the cantonal official gazette on December 8, 2023, and is effective starting January 1, 2024. The IMTM increased Switzerland's combined statutory income tax rate to approximately 15%. As a result, in the three months ended December 31, 2023, the Company recorded a noncash discrete net tax benefit of $80 million due to the remeasurement of deferred tax assets and liabilities related to Switzerland and the canton of Schaffhausen.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) which, among other things, creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax is first applicable in fiscal year 2024, however, this provision does not have a material impact on the Company's effective tax rate.

During the three months ended December 31, 2023 and 2022, tax legislation was adopted in various other jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

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

The Company conducts its business through four business segments:

•Building Solutions North America which operates in the United States and Canada;
•Building Solutions EMEA/LA which operates in Europe, the Middle East, Africa and Latin America;

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2023	2022

Building Solutions North America	$2,487	$2,367
Building Solutions EMEA/LA	1,038	975
Building Solutions Asia Pacific	507	646
Global Products	2,062	2,080
Total net sales	$6,094	$6,068

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)

	Segment EBITA
	Three Months Ended December 31,
	2023	2022

Building Solutions North America	$285	$267
Building Solutions EMEA/LA	80	75
Building Solutions Asia Pacific	46	68
Global Products	369	382
Total segment EBITA	780	792

Corporate expenses	139	109
Amortization of intangible assets	122	104
Restructuring and impairment costs	39	345
Net mark-to-market gains	(22)	(3)
Net financing charges	99	67
Income before income taxes	$403	$170

20.    GUARANTEES

Certain of the Company's subsidiaries at the business segment level guarantee the performance of third parties and provide financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions and would typically be triggered in the event of nonperformance. Performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical costs to repair or replace products and other known factors. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates.

The Company’s product warranty liability is recorded in the consolidated statements of financial position in other current liabilities for estimated costs to be incurred within 12 months and in other non-current liabilities for estimated costs to be incurred in more than one year.

The changes in the carrying amount of the Company’s total product warranty liability were as follows (in millions):

Three Months Ended December 31, 2023

Balance at beginning of period	$203
Accruals for warranties issued during the period	30
Settlements made (in cash or in kind) during the period	(27)
Currency translation	3
Balance at end of period	$209

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
21.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2023	September 30, 2023

Other current liabilities	$31	$31
Other noncurrent liabilities	201	211
Total reserves for environmental liabilities	$232	$242

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

Tyco Fire Products is operating and monitoring at the FTC a Groundwater Extraction and Treatment System ("GETS"), a permanent groundwater remediation system that extracts groundwater containing PFAS, treats it using advanced filtration systems, and returns the treated water to the environment. Tyco Fire Products has also completed the removal and disposal of PFAS-affected soil from the FTC. The Company's reserves for continued remediation of the FTC, the Stanton Street Facility and surrounding areas in Marinette and Peshtigo are based on estimates of costs associated with the long-term

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
remediation actions, including the continued operation of the GETS, the implementation of long-term drinking water solutions for the area impacted by groundwater migrating from the FTC, continued monitoring and testing of groundwater monitoring wells, the operation and wind-down of other legacy remediation and treatment systems and the completion of ongoing investigation obligations.

PFOA, PFOS, and other PFAS compounds are being studied by EPA and other environmental and health agencies and researchers. In March 2021, EPA published its final determination to regulate PFOS and PFOA in drinking water. In March 2023, EPA announced a proposed National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR proposes establishing legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion for each of PFOA and PFOS. The EPA has stated that it intends to propose two rules relating to PFAS under the Resource Conservation and Recovery Act (“RCRA”): one rule would list four PFAS (PFOA, PFOS, PFBS, and GenX) as “hazardous constituents,” and a second rule would clarify that hazardous constituents are subject to RCRA's corrective action program.

In August 2022, EPA published a proposed rule that would designate PFOA and PFOS as “hazardous substances” under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In April 2023, EPA issued an Advanced Notice of Proposed Rulemaking ("ANPR") seeking input on whether it should expand the proposed rule to designate as "hazardous substances" under CERCLA: (1) seven additional PFAS; (2) the precursors to PFOA, PFOS, and the seven additional PFAS; or (3) entire categories of PFAS. The EPA indicated that it anticipates finalizing the regulation by March 2024.

It is not possible to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the financial viability of other potentially responsible parties and third-party indemnitors, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, changes in environmental regulations, changes in permissible levels of specific compounds in soil, groundwater and drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $10 million and $13 million at December 31, 2023 and September 30, 2023, respectively.

FTC-Related Matters

On June 21, 2019, the WDNR announced that it had received from the Wisconsin Department of Health Services (“WDHS”) a recommendation for groundwater quality standards as to, among other compounds, PFOA and PFOS. The WDHS recommended a groundwater enforcement standard for PFOA and PFOS of 20 parts per trillion. Although Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water in February 2022, the Wisconsin Natural Resources Board did not approve WDNR's proposed standards for PFOA and PFOS in groundwater. The WDNR initiated a rulemaking proceeding that would establish groundwater quality standards for PFOA, PFOS, perfluorobutane sulfonic acid and its potassium salt (“PFBS”) and hexafluoropropylene oxide dimer acid and its ammonium salt (“HFPO-DA”). Pursuant to state law, the WDNR has stopped work on the proposed rule and notified the state legislature that, following economic analysis, the proposed costs would exceed statutory thresholds. As a result, the state legislature is required to authorize the WDNR to allow the rulemaking to continue.

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. On October 16, 2019, the WDNR issued a “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. regarding the WDNR’s July 2019 letter. The WDNR issued a further letter regarding the issue on November 4, 2019. In February 2020, the WDNR sent a letter to Tyco Fire Products and Johnson Controls, Inc. further directing the expansion of the evaluation of PFAS in the Marinette region to include investigation activities south and west of the previously defined FTC study area. In September 2021, the WDNR sent an additional “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. concerning land-applied biosolids, which reviewed and responded to the Company’s biosolids investigation conducted to that date. On April 10, 2023, the WDNR issued a third “Notice of Noncompliance” to Tyco Fire Products and Johnson Controls, Inc. concerning land-applied biosolids in the Marinette region. Tyco Fire Products and Johnson Controls, Inc. believe that they have complied with all applicable environmental laws and regulations. The Company cannot predict what regulatory or enforcement actions, if any, might result from the WDNR’s actions, or the consequences of any such actions, including the potential assessment of penalties.

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

These FTC-related lawsuits are presently at the beginning stages of litigation. The Company is vigorously defending each of these cases and believes that it has meritorious defenses, but it is presently unable to predict the duration, scope, or outcome of these actions.

Aqueous Film-Forming Foam ("AFFF") Matters

AFFF Litigation

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 44 pending putative class actions in federal courts originating from 16 states and territories. All of these cases have been direct-filed in or transferred to the MDL. Tyco Fire Products was also recently named in a class action in British Columbia, Canada.

AFFF Individual or Mass Actions

There are more than 6,000 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 6,000 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois and Virginia.

Tyco and Chemguard are also periodically notified by other individuals that they may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 770 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 35 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation. The MDL court set the first case for trial on June 5, 2023 (City of Stuart (Florida) v. 3M Co. et al.). On April 26, 2023, the parties entered a stipulation dismissing Chemguard with prejudice from the City of Stuart case, and on May 4, 2023 the parties entered into a stipulation dismissing Tyco with prejudice from the City of Stuart case. On June 5, 2023, the MDL court continued the trial date for the City of Stuart case, and the parties remaining in that case later reached settlement. The parties in the MDL designated four additional plaintiffs as water provider bellwether cases and conducted initial discovery into those cases. On December 19, 2023, the MDL court selected two of those cases to proceed into additional discovery. The parties have also identified 25 personal injury bellwether cases, which have entered into the first phase of bellwether discovery.

Tyco and Chemguard are also periodically notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

AFFF State or U.S. Territory Attorneys General Litigation

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
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

In addition, 31 other states and territories have filed 33 lawsuits against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage of each of those State's environmental and natural resources allegedly resulting from the manufacture, storage, sale, distribution, marketing, and use of PFAS-containing AFFF within each respective State. The states and territories are: Arkansas, Arizona, California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Kentucky, Massachusetts, Maryland, Maine, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, Ohio, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, Wisconsin, Guam, the Northern Mariana Islands, and Puerto Rico. All of these complaints, other than Hawaii and Connecticut, have been removed to federal court and transferred to the MDL. The Hawaii complaint has been removed to federal court and it is anticipated that it will be transferred to the MDL. It is anticipated that the Connecticut complaint will be removed to federal court and transferred to the MDL.

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
December 31, 2023
(unaudited)
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

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The government contractor defense is a form of immunity available to government contractors that produced products for the United States government pursuant to the government’s specifications. In September 2022, the AFFF MDL Court declined to grant summary judgment on the government contractor defense, ruling that various factual issues relevant to the defense must be decided by a jury rather than the Court. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin and a federal district court in South Carolina. The insurance litigation involves numerous factual and legal issues and remains at a relatively early stage. There are numerous factual and legal issues to be resolved in connection with these claims. The Company is presently unable to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2023	September 30, 2023

Other current liabilities	$58	$58
Other noncurrent liabilities	359	364
Total asbestos-related liabilities	417	422
Other current assets	27	28
Other noncurrent assets	294	273
Total asbestos-related assets	321	301
Net asbestos-related liabilities	$96	$121

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
The following table presents the components of asbestos-related assets (in millions):

	December 31, 2023	September 30, 2023

Restricted
Cash	$19	$20
Investments	252	231
Total restricted assets	271	251
Insurance receivables for asbestos-related liabilities	50	50
Total asbestos-related assets	$321	$301

The amounts recorded for asbestos-related liabilities and insurance-related assets are based on the Company's strategies for resolving its asbestos claims, currently available information, and a number of estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants, the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to the Company's insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption may impact one or more of the others, and no single variable or assumption predominately influences the determination of the Company's asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect the Company's liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company's calculations vary significantly from actual results.

Self-Insured Liabilities

The Company records liabilities for its workers' compensation, product, general and auto liabilities. The determination of these liabilities and related expenses is dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company maintains captive insurance companies to manage a portion of its insurable liabilities.

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2023	September 30, 2023

Other current liabilities	$87	$86
Accrued compensation and benefits	22	21
Other noncurrent liabilities	219	226
Total self-insured liabilities	$328	$333

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	December 31, 2023	September 30, 2023

Other current assets	$6	$6
Other noncurrent assets	14	14
Total insurance receivables	$20	$20

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2023
(unaudited)
Other Matters

The Company is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other casualty matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, it is management’s opinion that none of these will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company's ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability to manage general economic, business and capital market conditions, including the impact of recessions, economic downturns and global price inflation; fluctuations in the cost and availability of public and private financing for the Company's customers; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; the ability to manage macroeconomic and geopolitical volatility, including shortages impacting the availability of raw materials and component products and the conflicts between Russia and Ukraine and Israel and Hamas; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, including business, service, or operational disruptions, the unauthorized access to or disclosure of data, financial loss, reputational damage, increased response and remediation costs, legal, and regulatory proceedings or other unfavorable outcomes; the Company's ability to remediate its material weakness; maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; changes to laws or policies governing foreign trade, including economic sanctions, tariffs, foreign exchange and capital controls, import/export controls or other trade restrictions; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact the Company's business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; the ability of the Company to drive organizational improvement; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2023 filed with the United States Securities and Exchange Commission ("SEC") on December 14, 2023, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2023 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on December 14, 2023. References in the following discussion and analysis to "Three Months," "First Quarter" or similar language refer to the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Macroeconomic Trends

Much of the demand for the Company’s products and solutions is driven by construction, facility expansion, retrofit and maintenance projects within the commercial, institutional, industrial, data center, governmental and residential sectors. Construction projects are heavily dependent on general economic conditions, localized demand for real estate and the availability of credit, public funding or other financing sources. Positive or negative fluctuations in construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that the Company serves, as well as availability of credit, financing or funding for such projects, could have a corresponding impact on the Company’s financial condition, results of operations and cash flows. During the three months ended December 31, 2023, the Company observed a softening of economic conditions in China, negatively impacting the performance of the Building Solutions Asia Pacific segment. The Company expects economic conditions in China to remain soft throughout the remainder of fiscal 2024, which could impact the performance of the Building Solutions Asia Pacific segment.

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. During the three months ended December 31, 2023, revenue and profits were positively impacted by movements in foreign exchange rates against the U.S. dollar.

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

The Company has experienced, and could continue to experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, geopolitical and economic tensions, including the conflict between Russia and Ukraine and Israel and Hamas, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. The Company has observed improved margins as supply chain disruptions have largely been resolved and higher priced backlog is converted to sales, but this improvement has been offset by lower volumes. Although the Company has experienced recent improvement, further disruptions, shortages and cost increases could occur in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2023 filed with the United States Securities and Exchange Commission ("SEC") on December 14, 2023.

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

The cybersecurity incident consisted of unauthorized access, data exfiltration and deployment of ransomware by a third party to a portion of the Company’s internal IT infrastructure. The incident caused disruptions and limitation of access to portions of the Company’s business applications supporting aspects of the Company’s operations and corporate functions, which disruptions and limitations continued into the early portion of the first quarter of fiscal 2024. To date, the Company has restored the impacted applications and systems.

The impact on net income for the three months ended December 31, 2023 of lost and deferred revenues, net of revenues deferred at the end of fiscal 2023 and recognized in the first quarter of fiscal 2024, and expenses during the quarter was approximately $27 million. These impacts were primarily attributable to expenses associated with the response to, and remediation of, the incident, and are net of insurance recoveries.

The Company expects to incur additional expenses associated with the response to, and remediation of, the incident throughout fiscal 2024, most of which the Company expects to incur in the first half of the year. These expenses include third-party expenditures, including IT recovery and forensic experts and others performing professional services to investigate and remediate the incident, as well as incremental operating expenses incurred from the resulting disruption to the Company’s business operations. Further, the cybersecurity incident caused disruptions to certain of the Company’s billing systems, which negatively impacted cash provided from operations during the first quarter of fiscal 2024. The overall impact of the cybersecurity incident in fiscal 2024 is not expected to be material to net income, net of insurance recoveries, or cash flows from continuing operations; however, the timing of recognizing the insurance recoveries may differ from the timing of recognizing the associated expenses.

The Company maintains insurance covering certain losses associated with cybersecurity incidents. The Company currently expects that a substantial portion of its direct costs incurred related to containing, investigating and remediating the incident, as well as business interruption losses, will be reimbursed through insurance recoveries.

Restructuring Activities

In the third and fourth quarters of fiscal 2023, the Company developed a restructuring plan which included workforce reductions and other actions focused on continued scaling of selling, general and administrative expenses ("SG&A") to its planned growth. The costs of the plan were recorded to restructuring and impairment costs in the consolidated statements of income. An additional $39 million of restructuring charges related to this plan were incurred in the three months ended December 31, 2023. Additional restructuring charges are expected in subsequent quarters. The Company expects savings from the restructuring initiatives to be substantially offset by incremental ongoing operating costs and investments to grow the business.

Net Sales

	Three Months Ended December 31,
(in millions)	2023	2022	Change

Net sales	$6,094	$6,068	—%

The increase in consolidated net sales for the three-month period ended December 31, 2023 was due to the net impact of acquisitions and divestitures ($41 million) and the favorable impact of foreign currency translation ($28 million), partially offset by lower organic sales ($43 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales decreased 1% as compared to the prior year, primarily attributable to lower volumes, partially offset by higher pricing. Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2023	2022	Change

Cost of sales	$4,102	$3,977	3%
Gross profit	1,992	2,091	-5%
% of sales	32.7%	34.5%

Cost of sales increased and gross profit decreased for the three-month period ended December 31, 2023, and gross profit as a percentage of sales decreased by 180 basis points. Gross profit and gross profit as a percentage of sales both decreased due to lower volumes, partially offset by favorable price/cost. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2023	2022	Change

Selling, general and administrative expenses	$1,513	$1,571	-4%
% of sales	24.8%	25.9%

SG&A for the three-month period ended December 31, 2023 decreased $58 million, and SG&A as a percentage of sales decreased by 110 basis points. The decrease in SG&A was primarily due to nonrecurring costs incurred during the prior year including a loss associated with a fire at a leased warehouse facility and one-time transaction and separation costs, and higher mark-to-market gains, partially offset by costs recognized in the first quarter of fiscal 2024 related to the cybersecurity incident. Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2023	2022	Change

Restructuring and impairment costs	$39	$345	-89%

Restructuring and impairment costs for the three-month period ended December 31, 2023 included $39 million in severance and other charges resulting from restructuring initiatives.

Restructuring and impairment costs for the three-month period ended December 31, 2022 included $288 million of impairment costs related to the North America and Global Retail business which was previously classified as held-for-sale and $57 million in severance and other charges resulting from restructuring initiatives.

Refer to Note 4, "Assets and Liabilities Held for Sale," and Note 17, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Three Months Ended December 31,
	2023	2022	Change

Interest expense, net of capitalized interest costs	$91	$69	32%
Other financing charges	24	10	140%
Interest income	(5)	(4)	25%
Net foreign exchange results for financing activities	(11)	(8)	38%
Net financing charges	$99	$67	48%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's debt.

Income Tax (Benefit) Provision

	Three Months Ended December 31,
(in millions)	2023	2022	Change

Income tax (benefit) provision	$(1)	$14	*
Effective tax rate	(0.2%)	8.2%
* Measure not meaningful

The decrease in the effective tax rate for the three-month period ended December 31, 2023 was primarily due to Swiss tax reform and the benefits of continuing global tax planning, partially offset by the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain consolidated subsidiaries and tax rate differentials. Refer to Note 18, "Income Taxes," of the notes to the consolidated financial statements for further detail.

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

Net Sales

	Three Months Ended December 31,
(in millions)	2023	2022	Change

Building Solutions North America	$2,487	$2,367	5%
Building Solutions EMEA/LA	1,038	975	6%
Building Solutions Asia Pacific	507	646	-22%
Global Products	2,062	2,080	-1%
	$6,094	$6,068	—%

•The increase in Building Solutions North America was primarily due to organic growth, including higher prices ($98 million), incremental sales related to business acquisitions ($16 million) and the favorable impact of foreign currency translation ($6 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by double-digit growth in Applied HVAC & Controls.

•The increase in Building Solutions EMEA/LA was primarily due to the favorable impact of foreign currency translation ($42 million), organic growth, including higher prices ($18 million) and incremental sales related to business acquisitions ($6 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by continued momentum in Applied HVAC & Controls and Fire & Security, led by high-single digit growth in Service.

•The decrease in Building Solutions Asia Pacific was primarily due to organic sales declines ($131 million) and the unfavorable impact of foreign currency translation ($10 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales decreased as mid single-digit Service growth was more than offset by accelerating weakness in the China Install business.

•The decrease in Global Products was due to the net impact of lower volumes and higher prices ($28 million) and the unfavorable impact of foreign currency translation ($10 million), partially offset by the net impact of business acquisitions and divestitures ($20 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales decreased as low single-digit growth in Commercial HVAC was more than offset by declines in global Residential sales.

Segment EBITA

	Three Months Ended December 31,
(in millions)	2023	2022	Change

Building Solutions North America	$285	$267	7%
Building Solutions EMEA/LA	80	75	7%
Building Solutions Asia Pacific	46	68	-32%
Global Products	369	382	-3%

•The increase in Building Solutions North America was primarily due to favorable price/cost as higher margin backlog converted to sales and continued growth in Service.

•The increase in Building Solutions EMEA/LA was primarily due to growth in Service.

•The decrease in Building Solutions Asia Pacific was primarily due to continued weakness in the China Install business.

•The decrease in Global Products was primarily due to lower volumes driving unfavorable manufacturing absorption and unfavorable mix, partially offset by favorable price and an uninsured loss associated with a fire at a leased warehouse facility in the prior year.

Backlog

The Company’s backlog is applicable to its sales of systems and services. At December 31, 2023, the backlog was $13.7 billion, of which $12.1 billion was attributable to the building solutions (field) business. The backlog amount outstanding at any given time is not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

At December 31, 2023, remaining performance obligations were $19.9 billion, which is $6.2 billion higher than the Company's backlog of $13.7 billion. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
(in millions)	2023	2023	Change

Current assets	$12,054	$10,737
Current liabilities	(12,409)	(11,084)
Working capital	$(355)	$(347)	2%

Accounts receivable - net	$6,045	$6,006	1%
Inventories	3,006	2,776	8%
Accounts payable	3,976	4,268	(7%)

•Working capital is approximately flat at December 31, 2023 as compared to September 30, 2023. The seasonal increase in inventory, the reduction in accounts payable due to timing, and the increase in cash was offset by higher current borrowings.

Cash Flows From Continuing Operations

	Three Months Ended December 31,
(in millions)	2023	2022

Cash used by operating activities	$(246)	$(296)
Cash used by investing activities	(74)	(189)
Cash provided by financing activities	1,228	9

•Cash used by operating activities was relatively consistent with prior year due to the seasonal usage of cash in the first fiscal quarter of the year.

•The decrease in cash used by investing activities was primarily due to lower capital expenditures and acquisitions.

•The increase in cash provided by financing activities was primarily due to increases in commercial paper and other short-term debt and the lack of share repurchases in the three months ended December 31, 2023.

Capitalization

	December 31,	September 30,
(in millions)	2023	2023

Short-term debt	$1,998	$385
Current portion of long-term debt	652	645
Long-term debt	7,959	7,818
Total debt	10,609	8,848
Less: Cash and cash equivalents	1,801	835
Net debt	$8,808	$8,013

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$16,698	$16,545
Total capitalization (Total debt plus Equity)	27,307	25,393
Net capitalization (Net debt plus Equity)	25,506	24,558

Total debt as a % of Total capitalization	38.9%	34.8%
Net debt as a % of Net capitalization	34.5%	32.6%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•The Company's material cash requirements primarily consist of working capital requirements, repayments of long-term debt and related interest, operating leases, dividends, capital expenditures, potential acquisitions and share repurchases.

•As of December 31, 2023, approximately $3.0 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.37 per common share in the quarter ended December 31, 2023 and intends to continue paying dividends throughout fiscal 2024.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $1.8 billion at December 31, 2023, are adequate to fund operations and meet its obligations for the foreseeable future. The Company expects requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in the remainder of fiscal 2024 will be funded from operations, supplemented by short- and long-term borrowings, if required.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $1.4 billion as of December 31, 2023 and $0.2 billion as of September 30, 2023.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028 or its $0.5 billion revolving credit facility which is scheduled to expire in December 2024. There were no draws on the revolving credit facilities as of December 31, 2023 and September 30, 2023.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of December 31, 2023, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities requires a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2023, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The Company earns a significant amount of its income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested except in limited circumstances. However, in the first quarter of fiscal 2024, the Company provided income tax expense related to a change in the Company's assertion over the outside basis differences of the Company’s investment in certain consolidated subsidiaries. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. The Company's intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the

Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at its Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

•The Company may from time to time purchase its outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

•Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for additional information on debt balances and items impacting capitalization.

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

The following table presents the Net loss attributable to the Parent Company and TFSCA (collectively, the "Obligor Group") and the net income (loss) attributable to intercompany transactions between the Obligor Group and subsidiaries of the Parent Company other than TFSCA (collectively, the "Non-Obligor Subsidiaries") which are excluded from the Net loss attributable to the Obligor Group (in millions):

	Three Months Ended December 31, 2023	Year Ended September 30, 2023
Net loss attributable to the Obligor Group	$(146)	$(458)
Net income (loss) attributable to intercompany transactions	139	(139)

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
Current assets	$1,081	$26	$422	$5,608
Noncurrent assets	243	270	8,030	1,882
Current liabilities	4,647	3,652	2,981	9,289
Noncurrent liabilities	7,722	7,585	9,483	3,462

The same accounting policies as described in Note 1, "Summary of Significant Accounting Policies," of the Company's Annual Report on 10-K for the year ended September 30, 2023 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to the consolidated financial statements.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company’s critical accounting estimates requiring significant judgement that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2023, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective because of the material weakness in its internal control over financial reporting discussed below and described in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. Notwithstanding the material weakness in internal control over financial reporting, management believes and has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

CFO Succession

As previously disclosed in the Company's Current Report on Form 8-K filed on January 16, 2024, Marc Vandiepenbeeck will succeed Olivier Leonetti as the Company's Chief Financial Officer and Principal Financial Officer on the date immediately following the date of the filing of this Quarterly Report on Form 10-Q. As a result, on January 31, 2024, Mr. Leonetti’s resignation will be effective and Mr. Vandiepenbeeck will assume the role of Chief Financial Officer and Principal Financial Officer.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of December 31, 2023, approximately $3.0 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in March 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

During the three months ended December 31, 2023, the Company did not repurchase any of its ordinary shares as part of its publicly announced program and acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

ITEM 5. OTHER INFORMATION

Officer Rule 10b5-1 Plans

During the three months ended December 31, 2023, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of terms and conditions for Option / SAR Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2024 (filed herewith)

10.2
Credit Agreement, dated as of December 11, 2023, among Johnson Controls International plc, certain of its subsidiaries party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed on December 14, 2023)

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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: January 30, 2024	By:	/s/ Olivier Leonetti
Olivier Leonetti
Executive Vice President and Chief Financial Officer