Form 10-Q
period 2024-03-31
Johnson Controls International plc
filed 2024-05-01
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2024
Ordinary Shares, $0.01 par value per share	673,675,568

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net sales
Products and systems	$4,985	$5,083	$9,474	$9,639
Services	1,714	1,603	3,319	3,115
	6,699	6,686	12,793	12,754
Cost of sales
Products and systems	3,459	3,516	6,621	6,629
Services	1,059	929	1,999	1,793
	4,518	4,445	8,620	8,422

Gross profit	2,181	2,241	4,173	4,332

Selling, general and administrative expenses	2,251	1,579	3,764	3,150
Restructuring and impairment costs	254	418	293	763
Net financing charges	93	71	192	138
Equity income	56	50	118	112

Income (loss) before income taxes	(361)	223	42	393

Income tax (benefit) provision	(127)	49	(128)	63

Net income (loss)	(234)	174	170	330

Less: Income attributable to noncontrolling interests	43	41	73	79

Net income (loss) attributable to Johnson Controls	$(277)	$133	$97	$251

Earnings (loss) per share attributable to Johnson Controls
Basic	$(0.41)	$0.19	$0.14	$0.37
Diluted	(0.41)	0.19	0.14	0.36

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Net income (loss)	$(234)	$174	$170	$330

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(95)	10	(33)	100
Realized and unrealized gains (losses) on derivatives	27	20	(15)	3
Pension and postretirement plans	(1)	—	(2)	(1)

Other comprehensive income (loss)	(69)	30	(50)	102

Total comprehensive income (loss)	(303)	204	120	432

Comprehensive income attributable to noncontrolling interests:
Net income	43	41	73	79

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	11	(2)	42
Realized and unrealized losses on derivatives	4	1	—	(5)
Other comprehensive income (loss)	1	12	(2)	37
Comprehensive income attributable to noncontrolling interests	44	53	71	116
Comprehensive income (loss) attributable to Johnson Controls	$(347)	$151	$49	$316

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	March 31, 2024	September 30, 2023
Assets

Cash and cash equivalents	$843	$835
Accounts receivable, less allowance for expected credit losses of $118 and $90, respectively	6,688	6,006
Inventories	2,991	2,776
Other current assets	1,355	1,120
Current assets	11,877	10,737

Property, plant and equipment - net	3,104	3,136
Goodwill	17,757	17,936
Other intangible assets - net	4,717	4,888
Investments in partially-owned affiliates	1,172	1,056
Other noncurrent assets	4,830	4,489
Total assets	$43,457	$42,242

Liabilities and Equity

Short-term debt	$2,210	$385
Current portion of long-term debt	1,165	645
Accounts payable	4,019	4,268
Accrued compensation and benefits	779	958
Deferred revenue	2,331	1,996
Other current liabilities	3,095	2,832
Current liabilities	13,599	11,084

Long-term debt	7,348	7,818
Pension and postretirement benefits	251	278
Other noncurrent liabilities	5,418	5,368
Long-term liabilities	13,017	13,464

Commitments and contingencies (Note 21)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,264)	(1,240)
Capital in excess of par value	17,411	17,349
Retained earnings	507	1,384
Accumulated other comprehensive loss	(1,003)	(955)
Shareholders’ equity attributable to Johnson Controls	15,658	16,545
Noncontrolling interests	1,183	1,149
Total equity	16,841	17,694
Total liabilities and equity	$43,457	$42,242

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2024	2023
Operating Activities
Net income attributable to Johnson Controls	$97	$251
Income attributable to noncontrolling interests	73	79
Net income	170	330
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	467	409
Pension and postretirement benefit income	(20)	(3)
Pension and postretirement contributions	(13)	(26)
Equity in earnings of partially-owned affiliates, net of dividends received	(102)	(55)
Deferred income taxes	(400)	(168)
Noncash restructuring and impairment charges	253	691
Equity-based compensation	56	61
Other - net	(38)	(87)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(659)	(360)
Inventories	(228)	(493)
Other assets	(204)	(169)
Restructuring reserves	(60)	(17)
Accounts payable and accrued liabilities	358	(155)
Accrued income taxes	(29)	60
Cash provided (used) by operating activities	(449)	18

Investing Activities
Capital expenditures	(225)	(255)
Acquisition of businesses, net of cash acquired	1	(89)
Other - net	13	30
Cash used by investing activities	(211)	(314)

Financing Activities
Net proceeds from borrowings with maturities less than three months	1,519	1,288
Proceeds from debt	422	316
Repayments of debt	(163)	(536)
Stock repurchases and retirements	(474)	(247)
Payment of cash dividends	(504)	(481)
Employee equity-based compensation withholding taxes	(24)	(32)
Dividends paid to noncontrolling interests	(51)	(72)
Other - net	(48)	26
Cash provided by financing activities	677	262

Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	8
Increase (decrease) in cash, cash equivalents and restricted cash	36	(26)
Cash, cash equivalents and restricted cash at beginning of period	924	2,066
Cash, cash equivalents and restricted cash at end of period	960	2,040
Less: Restricted cash	117	65
Cash and cash equivalents at end of period	$843	$1,975

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,698	$16,046	$16,545	$16,268

Ordinary Shares - Beginning and ending balance	7	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,263)	(1,233)	(1,240)	(1,203)
Employee equity-based compensation withholding taxes	(1)	(2)	(24)	(32)
Ending balance	(1,264)	(1,235)	(1,264)	(1,235)

Capital in Excess of Par Value
Beginning balance	17,381	17,262	17,349	17,224
Share-based compensation expense	20	25	40	44
Other, including options exercised	10	8	22	27
Ending balance	17,411	17,295	17,411	17,295

Retained Earnings
Beginning balance	1,506	874	1,384	1,151
Net income (loss) attributable to Johnson Controls	(277)	133	97	251
Cash dividends declared	(248)	(245)	(500)	(486)
Repurchases and retirements of ordinary shares	(474)	(93)	(474)	(247)
Ending balance	507	669	507	669

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(933)	(864)	(955)	(911)
Other comprehensive income (loss)	(70)	18	(48)	65
Ending balance	(1,003)	(846)	(1,003)	(846)
Ending Balance	15,658	15,890	15,658	15,890

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,176	1,197	1,149	1,134
Comprehensive income attributable to noncontrolling interests	44	53	71	116
Dividends attributable to noncontrolling interests	(39)	(62)	(39)	(62)
Other, including options exercised	2	—	2	—
Ending Balance	1,183	1,188	1,183	1,188

Total Shareholders' Equity	$16,841	$17,078	$16,841	$17,078
Cash Dividends Declared per Ordinary Share	$0.37	$0.36	$0.74	$0.71

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on December 14, 2023. The results of operations for the three and six month periods ended March 31, 2024 are not necessarily indicative of results for the Company’s 2024 fiscal year because of seasonal and other factors.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
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

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $561 million and $566 million as of March 31, 2024, and September 30, 2023, respectively.

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

3.ACQUISITIONS AND DIVESTITURES

During the six months ended March 31, 2023, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $115 million, of which $89 million was paid as of March 31, 2023. In connection with the acquisitions, the Company recorded goodwill of $53 million within the Global Products segment and $14 million within the Building Solutions EMEA/LA segment.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
4.     ASSETS AND LIABILITIES HELD FOR SALE

During the three and six months ended March 31, 2023, the Company recorded impairment charges primarily due to reductions in the estimated fair value of its Global Retail business of $210 million and $438 million, respectively. During the six months ended March 31, 2023, the Company also recorded an impairment charge for a business in the Building Solutions Asia Pacific segment of $60 million. Both businesses were classified as held for sale as of March 31, 2023. All of the impairments were recorded within restructuring and impairment costs in the consolidated statements of income.
No assets and liabilities were classified as held for sale as of March 31, 2024 or September 30, 2023.

5.     REVENUE RECOGNITION

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended March 31,
	2024			2023
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,700	$1,039	$2,739	$1,554	$966	$2,520
Building Solutions EMEA/LA	572	492	1,064	582	449	1,031
Building Solutions Asia Pacific	308	183	491	479	188	667
Global Products	2,405	—	2,405	2,468	—	2,468

Total	$4,985	$1,714	$6,699	$5,083	$1,603	$6,686

	Six Months Ended March 31,
	2024			2023
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$3,218	$2,008	$5,226	$3,005	$1,882	$4,887
Building Solutions EMEA/LA	1,144	958	2,102	1,134	872	2,006
Building Solutions Asia Pacific	645	353	998	952	361	1,313
Global Products	4,467	—	4,467	4,548	—	4,548

Total	$9,474	$3,319	$12,793	$9,639	$3,115	$12,754

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
HVAC	$1,683	$1,757	$3,101	$3,197
Fire & Security	607	623	1,154	1,193
Industrial Refrigeration	115	88	212	158
Total	$2,405	$2,468	$4,467	$4,548

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	March 31, 2024	September 30, 2023
Contract assets - current	Accounts receivable - net	$2,063	$2,370
Contract assets - noncurrent	Other noncurrent assets	5	12
Contract liabilities - current	Deferred revenue	2,331	1,996
Contract liabilities - noncurrent	Other noncurrent liabilities	310	297

For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $372 million and $319 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year. For the six months ended March 31, 2024 and 2023, the Company recognized revenue of $1,261 million and $1,165 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year.

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

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $21.2 billion, of which approximately 66% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less.

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
March 31, 2024
(unaudited)
The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	March 31, 2024	September 30, 2023
Other current assets	$204	$156
Other noncurrent assets	263	224
Total	$467	$380

During the three months ended March 31, 2024 and 2023, the Company recognized amortization expense of $77 million and $61 million, respectively, related to costs to obtain or fulfill a contract. During the six months ended March 31, 2024 and 2023, the Company recognized amortization expense of $134 million and $122 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three and six months ended March 31, 2024 and 2023.

6.    ACCOUNTS RECEIVABLE

The Company sold $702 million of accounts receivable under factoring agreements during the six months ended March 31, 2024. No amounts were sold during the three months ended March 31, 2024 as the Company discontinued its receivable factoring program. The Company sold $427 million and $836 million of accounts receivable during the three and six months ended March 31, 2023, respectively. Previously sold receivables still outstanding were $82 million and $681 million as of March 31, 2024 and September 30, 2023, respectively.

7.     INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2024	September 30, 2023

Raw materials and supplies	$1,218	$1,203
Work-in-process	267	226
Finished goods	1,506	1,347
Inventories	$2,991	$2,776

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reportable segments (in millions):

	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$10,040	$1,932	$1,179	$5,750	18,901
Accumulated impairment loss	(659)	(47)	—	(259)	(965)
Balance at September 30, 2023	9,381	1,885	1,179	5,491	17,936
Impairments	—	(230)	—	—	(230)
Foreign currency translation and other (1)	11	44	1	(5)	51
Balance at March 31, 2024	$9,392	$1,699	$1,180	$5,486	$17,757
(1) Includes measurement period adjustments

The Company tests goodwill for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired. During the second quarter of fiscal 2024, the Company determined a

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
triggering event had occurred for one of its reporting units due to year-to-date results and projections for the remainder of fiscal 2024 being lower than the forecast used in the previous annual goodwill impairment test, and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $230 million within restructuring and impairment cost in the consolidated statements of income, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The reporting unit whose goodwill was impaired was previously disclosed as being at risk of impairment in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2023. It is possible that future changes in circumstances, including an increase in the discount rate or a decrease in the revenue growth rates, could result in an additional non-cash impairment charge of the remaining $215 million of goodwill for this reporting unit. There were no other triggering events requiring an impairment assessment be conducted in the six months ended March 31, 2024.

Other intangible assets, primarily from business acquisitions, consisted of (in millions):

	March 31, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,592	$(884)	$708	$1,575	$(806)	$769
Customer relationships	3,056	(1,616)	1,440	3,047	(1,496)	1,551
Miscellaneous	938	(487)	451	889	(435)	454
	5,586	(2,987)	2,599	5,511	(2,737)	2,774
Indefinite-lived intangible assets
Trademarks/trade names	2,118	—	2,118	2,114	—	2,114
Total intangible assets	$7,704	$(2,987)	$4,717	$7,625	$(2,737)	$4,888

Amortization of other intangible assets for the three months ended March 31, 2024 and 2023 was $125 million and $104 million, respectively. Amortization of other intangible assets for the six months ended March 31, 2024 and 2023 was $247 million and $208 million, respectively.

9.    LEASES

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	March 31, 2024	September 30, 2023
Operating lease right-of-use assets	Other noncurrent assets	$1,342	$1,389
Operating lease liabilities - current	Other current liabilities	317	318
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,039	1,086

The following table presents supplemental noncash operating lease activity (in millions):

	Six Months Ended March 31,
	2024	2023
Right-of-use assets obtained in exchange for operating lease liabilities	$135	$215

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
10.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	March 31,	September 30,
	2024	2023
Commercial paper	$1,784	$200
Term loans	424	159
Bank borrowings	2	26
	$2,210	$385
Weighted average interest rate on short-term debt outstanding	4.7%	5.1%

As of March 31, 2024, the Company had syndicated committed revolving credit facilities of $2.5 billion which is scheduled to expire in December 2028 and $500 million which is scheduled to expire in December 2024. There were no draws on the facilities as of March 31, 2024.

In April 2024, the Company and its wholly-owned subsidiary, Tyco Fire & Security Finance S.C.A, co-issued $700 million unsecured, unsubordinated senior notes with an interest rate of 5.50% which is due April 2029.

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

The Company enters into forward-starting interest-rate swaps in conjunction with anticipated note issuances. Forward-starting interest-rate swaps are terminated when the anticipated notes are issued. Accumulated amounts recorded in accumulated other comprehensive income (loss) ("AOCI") as of the date of the note issuance are amortized to interest expense over the life of the related note to reflect the difference between the swap's reference rate and the fixed rate of the note.

During the three months ended March 31, 2024, the Company terminated $600 million of forward-starting interest-rate swaps related to an anticipated note issuance that was no longer highly likely to occur. Accumulated amounts previously recorded in AOCI were not material and were recognized as net financing charges in the consolidated statements of income when the swaps were terminated.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	March 31, 2024	September 30, 2023

Copper	3,447	2,812
Aluminum	7,085	5,976

Cash flow hedges under ASC 815, "Derivatives and Hedging," that hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates and commodity prices during the three and six months ended March 31, 2024 and 2023.

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

The following table summarizes net investment hedges (in billions):

	March 31,	September 30,
	2024	2023
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30
US dollar vs. Yen cross-currency interest rate swap designated as a net investment hedge in Japan	¥14	¥14

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
March 31, 2024
(unaudited)
Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31,	September 30,	March 31,	September 30,
	2024	2023	2024	2023
Other current assets
Foreign currency exchange derivatives	$18	$16	$7	$13
Interest rate swaps	—	22	—	—
Commodity derivatives	2	—	—	—
Other noncurrent assets
Cross-currency interest rate swap	7	5	—	—
Total assets	$27	$43	$7	$13

Other current liabilities
Foreign currency exchange derivatives	$17	$20	$—	$5
Commodity derivatives	—	2	—	—
Long-term debt
Foreign currency denominated debt	3,302	3,253	—	—
Total liabilities	$3,319	$3,275	$—	$5

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	March 31,	September 30,	March 31,	September 30,
	2024	2023	2024	2023
Gross amount recognized	$34	$56	$3,319	$3,280
Gross amount eligible for offsetting	(10)	(19)	(10)	(19)
Net amount	$24	$37	$3,309	$3,261
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Foreign currency exchange derivatives	$15	$9	$2	$(12)
Commodity derivatives	—	3	1	7
Interest rate swaps	14	5	(21)	5
Total	$29	$17	$(18)	$—

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Cost of sales	$(2)	$(5)	$(3)	$4
Commodity derivatives	Cost of sales	(1)	(2)	(4)	(8)
Total		$(3)	$(7)	$(7)	$(4)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Cost of sales	$2	$(6)	$(3)	$(8)
Foreign currency exchange derivatives	SG&A	(1)	—	(1)	—
Foreign currency exchange derivatives	Net financing charges	59	15	16	(64)
Total		$60	$9	$12	$(72)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
The following table presents pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net investment hedges	$98	$(60)	$(47)	$(329)
No gains or losses were reclassified from CTA into income during the three and six months ended March 31, 2024 and 2023.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$25	$—	$25	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Cross-currency interest rate swap	7	—	7	—
Deferred compensation plan assets	53	53	—	—
Exchange traded funds (fixed income)(1)	81	81	—	—
Exchange traded funds (equity)(1)	186	186	—	—
Total assets	$354	$320	$34	$—
Other current liabilities
Foreign currency exchange derivatives	$17	$—	$17	$—
Contingent earn-out liabilities	63	—	—	63
Other noncurrent liabilities
Contingent earn-out liabilities	33	—	—	33
Total liabilities	$113	$—	$17	$96

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
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

The following table summarizes changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2023	$124
Payments	(20)
Reduction for change in estimates	(8)
Balance at March 31, 2024	$96

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
March 31, 2024
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

The following table presents the portion of unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Deferred compensation plan assets	$3	$2	$7	$5
Investments in exchange traded funds	17	12	39	23

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at March 31, 2024 and September 30, 2023 was as follows (in billions):

	March 31,	September 30,
	2024	2023
Public debt	$7.6	$7.1
Other long-term debt	0.4	0.4
Total fair value of long-term debt	$8.0	$7.5

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
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

A summary of the stock-based awards granted is presented below:

	Six Months Ended March 31,
	2024		2023
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value
Restricted stock/units	1,838,525	$53.69	1,720,662	$66.59
Performance shares	370,307	54.13	339,191	79.54
Stock options	652,702	13.74	570,140	18.21

Performance Share Awards

The following table summarizes the assumptions used in determining the fair value of performance share units granted:

	Six Months Ended March 31,
	2024	2023
Risk-free interest rate	4.21%	4.04%
Expected volatility of the Company’s stock	27.2%	33.5%
Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Six Months Ended March 31,
	2024	2023
Expected life of option (years)	5.7	5.8
Risk-free interest rate	3.86%	3.59%
Expected volatility of the Company’s stock	29.8%	29.4%
Expected dividend yield on the Company’s stock	2.77%	2.10%

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
14. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Net income (loss) attributable to Johnson Controls	$(277)	$133	$97	$251

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	679.0	686.8	679.9	686.9
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	—	2.9	1.6	3.1
Diluted weighted average shares outstanding	679.0	689.7	681.5	690.0

Antidilutive Securities
Stock options and unvested restricted stock	—	0.3	0.5	0.3

For the three months ended March 31, 2024, the total number of potential dilutive shares due to stock options, unvested restricted stock and unvested performance share awards was 1.6 million. However, these items were not included in the computation of diluted loss per share for the three months ended March 31, 2024 since to do so would decrease the loss per share.

15.    EQUITY

Share repurchase program

During the three and six months ended March 31, 2024, the Company repurchased and immediately retired $474 million of its ordinary shares. During the three and six months ended March 31, 2023, the Company repurchased and immediately retired $93 million and $247 million, respectively, of its ordinary shares.

As of March 31, 2024, approximately $2.5 billion remains available under the Company's share repurchase program, which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Foreign currency translation adjustments
Balance at beginning of period	$(909)	$(842)	$(970)	$(901)
Aggregate adjustment for the period	(92)	(1)	(31)	58
Balance at end of period	(1,001)	(843)	(1,001)	(843)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(23)	(22)	15	(11)
Current period changes in fair value	23	16	(20)	5
Reclassification to income (1)	3	7	7	4
Net tax impact	(3)	(4)	(2)	(1)
Balance at end of period	—	(3)	—	(3)

Pension and postretirement plans
Balance at beginning of period	(1)	—	—	1
Reclassification to income	(2)	(1)	(3)	(2)
Net tax impact	1	1	1	1
Balance at end of period	(2)	—	(2)	—
Accumulated other comprehensive loss, end of period	$(1,003)	$(846)	$(1,003)	$(846)
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

16.    PENSION AND RETIREMENT PLANS

The components of the Company’s net periodic benefit cost (credit) associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Interest cost	$19	$20	$39	$41
Expected return on plan assets	(30)	(33)	(60)	(67)
Net actuarial loss	—	15	—	23
Settlement loss	—	1	—	1
Net periodic benefit cost (credit)	$(11)	$3	$(21)	$(2)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Service cost	$4	$4	$8	$7
Interest cost	17	17	34	33
Expected return on plan assets	(18)	(19)	(36)	(37)
Net periodic benefit cost	$3	$2	$6	$3

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Interest cost	$1	$1	$2	$2
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of prior service credit	(2)	(1)	(3)	(2)
Net periodic benefit credit	$(3)	$(2)	$(5)	$(4)

During the three and six months ended March 31, 2023, the amount of cumulative fiscal 2023 lump sum payouts triggered a remeasurement event for certain U.S. pension plans resulting in the recognition of net actuarial losses of $15 million and $23 million, respectively, primarily due to decreases in discount rates, partially offset by favorable plan asset performance.

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

In the third and fourth quarters of fiscal 2023, the Company developed a restructuring plan which included workforce reductions and other actions focused on continued scaling of SG&A expenses to its planned growth. Additional restructuring charges related to this plan were recorded in the three and six months ended March 31, 2024 and are expected in subsequent quarters.

The following table summarizes restructuring and related costs (in millions):

	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024

Building Solutions North America	$—	$4
Building Solutions EMEA/LA	—	13
Building Solutions Asia Pacific	3	3
Global Products	15	36
Corporate	6	7
Total	$24	$63

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
The following table summarizes changes in the restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring and related costs	$204	$38	$34	$276
Utilized—cash	(111)	—	(19)	(130)
Utilized—noncash	—	(38)	(3)	(41)
Balance at September 30, 2023	93	—	12	105
Additional restructuring and related costs	34	23	6	63
Utilized—cash	(84)	—	(6)	(90)
Utilized—noncash	—	(23)	(1)	(24)
Other	28	—	—	28
Balance at March 31, 2024	$71	$—	$11	$82

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

For the three months ended March 31, 2024, the Company's effective tax rate was 35.2% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge and tax rate differentials, partially offset by the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") settlement costs and the benefits of continuing global tax planning.

For the six months ended March 31, 2024, the Company's effective tax rate was (305%) and was lower than the statutory tax rate of 12.5% primarily due to the tax impact of the water systems AFFF settlement costs, Swiss tax reform, and the benefits of continuing global tax planning, partially offset by the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain consolidated subsidiaries and tax rate differentials.

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

Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.
Uncertain Tax Positions

At September 30, 2023, the Company had gross tax-effected unrecognized tax benefits of $2.2 billion, of which $1.6 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2023 was approximately

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
$335 million (net of tax benefit). Interest accrued during the six months ended March 31, 2024 and 2023 was approximately $60 million and $56 million (both net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the U.S., fiscal years 2019 through 2020 are currently under audit and fiscal years 2017 through 2018 are currently under appeal with the Internal Revenue Service (“IRS”) for certain legal entities. In addition, fiscal years 2016 through 2019 are also under exam by the IRS in relation to a separate consolidated filing group. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

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

Impacts of Tax Legislation

On September 11, 2023, the Schaffhausen parliament approved a partial revision of the cantonal act on direct taxation: Immediate Minimum Taxation Measure (“IMTM”). On November 19, 2023, IMTM was approved in a public referendum in the canton of Schaffhausen, was published in the cantonal official gazette on December 8, 2023, and is effective starting January 1, 2024. The IMTM increased Switzerland's combined statutory income tax rate to approximately 15%. As a result, in the six months ended March 31, 2024, the Company recorded a noncash discrete net tax benefit of $80 million due to the remeasurement of deferred tax assets and liabilities related to Switzerland and the canton of Schaffhausen.

19. SEGMENT INFORMATION

ASC 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it has four reportable segments for financial reporting purposes.

The Company conducts its business through four operating segments, all of which are reportable segments:

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
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

Management evaluates the performance of its segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income before income taxes and noncontrolling interests, excluding corporate expenses, amortization of intangible assets, restructuring and impairment costs, the water systems AFFF settlement costs, net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments, and net financing charges.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Building Solutions North America	$2,739	$2,520	$5,226	$4,887
Building Solutions EMEA/LA	1,064	1,031	2,102	2,006
Building Solutions Asia Pacific	491	667	998	1,313
Global Products	2,405	2,468	4,467	4,548
Total net sales	$6,699	$6,686	$12,793	$12,754

	Segment EBITA
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Building Solutions North America	$373	$315	$658	$582
Building Solutions EMEA/LA	89	69	169	144
Building Solutions Asia Pacific	54	79	100	147
Global Products	429	488	798	870
Total segment EBITA	945	951	1,725	1,743

Corporate expenses	99	131	238	240
Amortization of intangible assets	125	104	247	208
Restructuring and impairment costs	254	418	293	763
Water systems AFFF settlement (1)	750	—	750	—
Net mark-to-market losses (gains)	(15)	4	(37)	1
Net financing charges	93	71	192	138
Income (loss) before income taxes	$(361)	$223	$42	$393

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
(1) Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

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

The following table summarizes changes in the total product warranty liability (in millions):

Balance at September 30, 2023	$203
Accruals for warranties issued during the period	71
Settlements made (in cash or in kind) during the period	(64)
Changes in estimates to pre-existing warranties	28
Balance at March 31, 2024	$238

21.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2024	September 30, 2023

Other current liabilities	$28	$31
Other noncurrent liabilities	194	211
Total reserves for environmental liabilities	$222	$242

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

A substantial portion of the Company's environmental reserves relates to ongoing long-term remediation efforts to address contamination relating to Aqueous Film Forming Foam ("AFFF") containing perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA"), and/or other per- and poly-fluoroalkyl substances ("PFAS") at or near the Tyco Fire

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
Products L.P. (“Tyco Fire Products”) Fire Technology Center ("FTC") located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin, as well as the continued remediation of PFAS, arsenic and other contaminants at the Tyco Fire Products Stanton Street manufacturing facility also located in Marinette, Wisconsin (the “Stanton Street Facility”).

PFOA, PFOS, and other PFAS compounds are being studied by the U.S. Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. In March 2021, EPA published its final determination to regulate PFOS and PFOA in drinking water. On April 10, 2024, EPA announced the final National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR established legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion ("ppt") for each of PFOA and PFOS, 10 ppt for each of PFHxS, PFNA, and HFPO-DA (commonly known as GenX Chemicals), and a Hazard Index of one for mixtures containing two or more of PFHxS, PFNA, HFPO-DA, and PFBA. In February 2024, EPA released two proposed rules relating to PFAS under the Resource Conservation and Recovery Act (“RCRA”): one rule proposes to list nine PFAS (including PFOA and PFOS) as “hazardous constituents,” and a second rule proposes to clarify that hazardous waste regulated under the rule includes not only substances listed or identified as hazardous waste in the regulations, but also any substances that meets the statutory definition of hazardous waste.

In August 2022, EPA published a proposed rule that would designate PFOA and PFOS as “hazardous substances” under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In April 2023, EPA issued an Advanced Notice of Proposed Rulemaking ("ANPR") seeking input on whether it should expand the proposed rule to designate as "hazardous substances" under CERCLA: (1) seven additional PFAS; (2) the precursors to PFOA, PFOS, and the seven additional PFAS; or (3) entire categories of PFAS. On April 17, 2024, the EPA Administrator signed the final rule designating PFOA and PFOS, along with their salts and structural isomers, as “hazardous substances.”

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $10 million and $13 million at March 31, 2024 and September 30, 2023, respectively.

FTC-Related Matters

FTC Remediation

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

Tyco Fire Products has been engaged in remediation activities at the Stanton Street Facility since 1990. Its corporate predecessor, Ansul Incorporated (“Ansul”), manufactured arsenic-based agricultural herbicides at the Stanton Street

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
Facility, which resulted in significant arsenic contamination of soil and groundwater on the site and in parts of the adjoining Menominee River. In 2009, Ansul entered into an Administrative Consent Order (the "Consent Order") with EPA to address the presence of arsenic at the site. Under this agreement, Tyco Fire Products’ principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation and ongoing operation and monitoring of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. In addition to ongoing remediation activities, the Company is also working with the Wisconsin Department of Natural Resources ("WDNR") to investigate and remediate the presence of PFAS at or near the Stanton Street Facility as part of the evaluation and remediation of PFAS in the Marinette region.

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

FTC-Related Litigation

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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR's requests. The parties are proceeding with expert discovery and the court has set a trial date of December 3, 2024.

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

In November 2022, individuals filed six actions in Dane County, Wisconsin alleging personal injury and/or property damage against Tyco Fire Products, Johnson Controls Inc., Chemguard, and other unaffiliated defendants related to environmental matters at the FTC. Plaintiffs allege that use of AFFF products at the FTC and activities by third parties unrelated to the Company contaminated nearby drinking water sources, surface waters, and other natural resources and properties, including their personal properties. The individuals seek monetary damages for their personal injury and/or property damage. These lawsuits have been transferred to the MDL. Subsequently, several additional plaintiffs have direct-filed in the MDL complaints with similar allegations.

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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 815 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 35 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

Tyco Fire Products and Chemguard are also periodically notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

Water Systems AFFF Settlement Agreement

On April 12, 2024, Tyco Fire Products agreed to a settlement with a nationwide class of public water systems that detected PFAS in their drinking water systems that they allege to be associated with the use of AFFF. Under the terms of the agreement, Tyco Fire Products agreed to contribute $750 million to resolve these PFAS claims. The settlement releases these claims against Tyco Fire Products, Chemguard, and other related corporate entities. In connection with the settlement, a charge for $750 million was recorded by the Company in the three months ended March 31, 2024.

Tyco Fire Products expects to contribute an initial $250 million on or about May 25, 2024, with the remaining $500 million to be contributed six months after preliminary court approval of the settlement, which is expected to be addressed by the MDL court in or around mid-May, 2024. Tyco Fire Products has a significant amount of insurance through a number of insurers and expects to apply the proceeds recovered under its policies to cover a substantial portion of the total payment, although the specific amount and timing of any insurance recoveries are uncertain.

There are still several procedural and legal steps that must occur before the settlement is final and payments are made. The settlement is subject to approval by the MDL court and other contingencies, and that process is expected to take several months.

The class of public water systems included in this settlement broadly includes any public water system (as defined in the settlement agreement) that has detected PFAS in its drinking water sources as of May 15, 2024. The following systems are excluded from the settlement class: water systems owned and operated by a State or the United States government; systems that have not detected the presence of PFAS as of May 15, 2024; small transient water systems; privately-owned drinking water wells; and the water system in the city of Marinette, Wisconsin (which is included only if it so requests). The settlement does not resolve claims of public water systems that request exclusion from the class (“opt out”) pursuant to the process to be established by the MDL Court. It also does not resolve potential future claims of public water systems that detect PFAS in their water systems for the first time after May 15, 2024, or certain claims not related to drinking water, such as separate alleged claims relating to real property damage or stormwater or wastewater treatment. Finally, this settlement does not affect the other categories of cases that remain at issue in the MDL, such as personal injury cases, property damage cases, other types of class actions, claims brought by state or territory attorneys general, or other types of damages alleged to be related to the historic use of AFFF manufactured and sold by Tyco Fire Products and Chemguard. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, it is not possible to predict the outcome of any such matters, and as such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, at this time.

The settlement does not constitute an admission of liability or wrongdoing by Tyco Fire Products or Chemguard. If the MDL court does not approve the agreement or certain terms are not fulfilled, Tyco Fire Products and Chemguard will continue to defend themselves in the litigation.

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 46 pending putative class actions in federal courts originating from 18 states and territories. All but one of these cases have been direct-filed in or transferred to the MDL. It is anticipated that the remaining state-court action will be similarly tagged and transferred. Tyco Fire Products was also recently named in a class action in British Columbia, Canada.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
AFFF Individual or Mass Actions

There are more than 7,000 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 7,000 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois and Virginia.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
In addition, 32 other states and territories have filed 34 lawsuits against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage of each of those State's environmental and natural resources allegedly resulting from the manufacture, storage, sale, distribution, marketing, and use of PFAS-containing AFFF within each respective State. The states and territories are: Arkansas, Arizona, California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Kentucky, Massachusetts, Maryland, Maine, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, Wisconsin, Guam, the Northern Mariana Islands, and Puerto Rico. All of these complaints, if not filed directly in the MDL, have been removed to federal court and transferred to the MDL.

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

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The government contractor defense is a form of immunity available to government contractors that produced products for the United States government pursuant to the government’s specifications. In September 2022, the AFFF MDL Court declined to grant summary judgment on the government contractor defense, ruling that various factual issues relevant to the defense must be decided by a jury rather than the Court. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin and a federal district court in South Carolina. The insurance litigation involves numerous factual and legal issues. There are numerous factual and legal issues to be resolved in connection with these claims. The Company is presently unable to predict the outcome or ultimate financial exposure beyond the water systems AFFF settlement discussed above, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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
March 31, 2024
(unaudited)
The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2024	September 30, 2023

Other current liabilities	$58	$58
Other noncurrent liabilities	358	364
Total asbestos-related liabilities	416	422
Other current assets	22	28
Other noncurrent assets	308	273
Total asbestos-related assets	330	301
Net asbestos-related liabilities	$86	$121

The following table presents the components of asbestos-related assets (in millions):

	March 31, 2024	September 30, 2023

Restricted
Cash	$14	$20
Investments	267	231
Total restricted assets	281	251
Insurance receivables for asbestos-related liabilities	49	50
Total asbestos-related assets	$330	$301

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)
The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2024	September 30, 2023

Other current liabilities	$90	$86
Accrued compensation and benefits	23	21
Other noncurrent liabilities	226	226
Total self-insured liabilities	$339	$333

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	March 31, 2024	September 30, 2023

Other current assets	$6	$6
Other noncurrent assets	14	14
Total insurance receivables	$20	$20

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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company's ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability to manage general economic, business and capital market conditions, including the impact of recessions, economic downturns and global price inflation; fluctuations in the cost and availability of public and private financing for the Company's customers; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; the ability to manage macroeconomic and geopolitical volatility, including shortages impacting the availability of raw materials and component products and the conflicts between Russia and Ukraine and Israel and Hamas; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, including business, service, or operational disruptions, the unauthorized access to or disclosure of data, financial loss, reputational damage, increased response and remediation costs, legal, and regulatory proceedings or other unfavorable outcomes; the Company's ability to remediate its material weakness; maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; changes to laws or policies governing foreign trade, including economic sanctions, tariffs, foreign exchange and capital controls, import/export controls or other trade restrictions; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact the Company's business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; risks and uncertainties related to the settlement with a nationwide class of public water systems concerning the use of AFFF; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; the ability of the Company to drive organizational improvement; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2023 filed with the United States Securities and Exchange Commission ("SEC") on December 14, 2023, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2023 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on December 14, 2023. References in the following discussion and analysis to "Three Months," "Second Quarter" or similar language refer to the three months ended March 31, 2024 compared to the three months ended March 31, 2023, while "Year-to-Date" refers to six months ended March 31, 2024 compared to the six months ended March 31, 2023.

Macroeconomic Trends

Much of the demand for the Company’s products and solutions is driven by construction, facility expansion, retrofit and maintenance projects within the commercial, institutional, industrial, data center, governmental and residential sectors. Construction projects are heavily dependent on general economic conditions, localized demand for real estate and the availability of credit, public funding or other financing sources. Positive or negative fluctuations in construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that the Company serves, as well as availability of credit, financing or funding for such projects, could have a corresponding impact on the Company’s financial condition, results of operations and cash flows. During the six months ended March 31, 2024, the Company observed continued softening of economic conditions in China, negatively impacting the performance of the Building Solutions Asia Pacific segment. The Company expects economic conditions in China to remain soft throughout the remainder of fiscal 2024, which could impact the performance of the Building Solutions Asia Pacific segment.

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. Revenue and profits were negatively impacted by movements in foreign exchange rates against the U.S. dollar during the three and six months ended March 31, 2024.

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, safe, efficient and sustainable buildings. This demand is driven in part by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the U.S. Climate Smart Buildings Initiative, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by an increase in commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. The Company seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create smart, sustainable and healthy buildings. The Company is investing in new digital and product capabilities, including its OpenBlue platform, to enable it to deliver sustainable, high-

efficiency products and tailored services to enable customers to achieve their sustainability goals. The Company is leveraging its install base, together with data-driven products and services, to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

The Company has experienced, and could continue to experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, geopolitical and economic tensions, including the conflict between Russia and Ukraine and Israel and Hamas, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have generally been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins primarily due to ongoing cost pressures. Although the Company has experienced recent improvement, further disruptions, shortages and cost increases could occur in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

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

Cybersecurity Incident

During the weekend of September 23, 2023, the Company experienced a cybersecurity incident impacting its internal information technology ("IT") infrastructure and applications. The cybersecurity incident consisted of unauthorized access, data exfiltration and deployment of ransomware by a third party to a portion of the Company's internal IT infrastructure. The incident caused disruptions and limitation of access to portions of the Company's business applications supporting aspects of the Company's operations and corporate functions, which disruptions and limitations continued into the early portion of the first quarter of fiscal 2024. The Company has contained the unauthorized access and restored the impacted applications and systems.

The Company’s investigation and remediation efforts remain ongoing, including the analysis of data accessed, exfiltrated or otherwise impacted during the cybersecurity incident. Based on the information reviewed to date, the Company has not observed evidence of any impact to its digital products, services and solutions, including OpenBlue and Metasys.

The impact on net income for the six months ended March 31, 2024 was approximately $29 million. The impact is primarily attributable to expenses associated with the response to, and remediation of, the incident, and is net of insurance recoveries and revenues deferred at the end of fiscal 2023 which were recognized in the first half of fiscal 2024. Additional expenses are expected in the remainder of the fiscal year, but are not expected to be material.

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

Restructuring Activities

In the third and fourth quarters of fiscal 2023, the Company developed a restructuring plan which included workforce reductions and other actions focused on continued scaling of selling, general and administrative expenses ("SG&A") to its planned growth. The costs of the plan were recorded to restructuring and impairment costs in the consolidated statements of income. In the three and six months ended March 31, 2024, an additional $24 million and $63 million, respectively, of restructuring charges related to this plan were incurred. Additional restructuring charges are expected in subsequent quarters. The Company expects savings from the restructuring initiatives to be substantially offset by incremental ongoing operating costs and investments to grow the business.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change

Net sales	$6,699	$6,686	—%	$12,793	$12,754	—%

For the three months ended March 31, 2024, higher organic sales ($76 million) and the net impact of acquisitions and divestitures ($21 million) were substantially offset by the unfavorable impact of foreign currency translation ($84 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 1% over the prior year, primarily attributable to growth in Service, which was partially offset by continued weakness in China's Systems/Install business and declines in Residential HVAC.

For the six months ended March 31, 2024, the net impact of acquisitions and divestitures ($62 million) and higher organic sales ($33 million) were substantially offset by the unfavorable impact of foreign currency translation ($56 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales were flat compared to the prior year, as growth in Service was offset primarily by weakness in China's Systems/Install business and declines in global residential HVAC.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2024	2023	Change		2024	2023	Change

Cost of sales	$4,518	$4,445	2%		$8,620	$8,422	2%
Gross profit	2,181	2,241	(3)		4,173	4,332	(4)
% of sales	32.6%	33.5%	(90)	bp	32.6%	34.0%	(140)	bp

Decreases in gross profit for both the three and six months ended March 31, 2024 were primarily due to unfavorable mix and lower volumes in the Global Products segment, while higher gross profit in the Systems/Install business of the Building Solutions segments was partially offset by lower gross profit in the Service business due to unfavorable service mix.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2024	2023	Change		2024	2023	Change

SG&A	$2,251	$1,579	43%		$3,764	$3,150	19%
% of sales	33.6%	23.6%	1,000	bp	29.4%	24.7%	470	bp

For the three months ended March 31, 2024, the increase in SG&A was primarily due to the accrual of the water systems AFFF settlement agreement costs ($750 million), partially offset by lower transaction and separation costs and higher mark-to-market gains.

For the six months ended March 31, 2024, the increase in SG&A was primarily due to the accrual of the water systems AFFF settlement agreement costs ($750 million), partially offset by lower transaction and separation costs, higher mark-to-market gains, and the absence of the prior year loss associated with a fire at a leased warehouse facility.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA. Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Restructuring and Impairment Costs

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023

Goodwill impairments	$230	$184	$230	$184
Other impairments	—	210	—	498
Restructuring and related costs	24	24	63	81
Restructuring and impairment costs	$254	$418	$293	$763

Refer to Note 4, "Assets and Liabilities Held for Sale," Note 8, "Goodwill and Other Intangible Assets," and Note 17, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring actions and impairment costs.

Net Financing Charges

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change

Interest expense, net of capitalized interest costs	$100	$71	41%	$191	$140	36%
Other financing charges	4	11	(64)	28	21	33
Interest income	(5)	(3)	67	(10)	(7)	43
Net foreign exchange results for financing activities	(6)	(8)	(25)	(17)	(16)	6
Net financing charges	$93	$71	31%	$192	$138	39%

Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's debt.

Income Tax (Benefit) Provision

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change

Income tax (benefit) provision	$(127)	$49	*	$(128)	$63	*
Effective tax rate	35.2%	22.0%	*	(305%)	16.0%	*
* Measure not meaningful

Refer to Note 18, "Income Taxes" of the notes to the consolidated financial statements for further disclosure related to the Company's income taxes.

Segment Analysis

Management evaluates the performance of its segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income before income taxes and noncontrolling interests, excluding corporate expenses, amortization of intangible assets, restructuring and impairment costs, the water systems AFFF settlement costs, net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments, and net financing charges.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change

Building Solutions North America	$2,739	$2,520	9%	$5,226	$4,887	7%
Building Solutions EMEA/LA	1,064	1,031	3	2,102	2,006	5
Building Solutions Asia Pacific	491	667	(26)	998	1,313	(24)
Global Products	2,405	2,468	(3)	4,467	4,548	(2)
	$6,699	$6,686	—%	$12,793	$12,754	—%

Three Months:

•The increase in Building Solutions North America was primarily due to organic growth, including higher prices ($196 million), incremental sales related to business acquisitions ($16 million) and the favorable impact of foreign currency translation ($7 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was led by high-teens growth in Applied HVAC & Controls.

•The increase in Building Solutions EMEA/LA was primarily due to organic growth, including higher prices ($36 million). Sales growth was led by mid-teen growth in Service.

•The decrease in Building Solutions Asia Pacific was primarily due to organic sales declines ($143 million) and the unfavorable impact of foreign currency translation ($33 million). Excluding the impacts of foreign currency translation, sales decreased as high single-digit Service growth was more than offset by continued weakness in the China Systems/Install business.

•The decrease in Global Products was due to the unfavorable impact of foreign currency translation ($54 million) and the net impact of lower volumes and higher prices ($13 million). Excluding the impacts of foreign currency translation, sales decreased as growth in Applied and Commercial HVAC was more than offset by declines in Residential HVAC and Fire & Security.

Year-to-Date:

•The increase in Building Solutions North America was primarily due to organic growth, including higher prices ($294 million), incremental sales related to business acquisitions ($32 million) and the favorable impact of foreign currency translation ($13 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by growth in Applied HVAC & Controls.

•The increase in Building Solutions EMEA/LA was primarily due to organic growth, including higher prices ($54 million) and the favorable impact of foreign currency translation ($38 million). Excluding the impacts of foreign currency translation, sales growth was led by growth in Service.

•The decrease in Building Solutions Asia Pacific was primarily due to organic sales declines ($274 million) and the unfavorable impact of foreign currency translation ($43 million). Excluding the impacts of foreign currency translation, sales decreased as Service growth was more than offset by weakness in the China Systems/Install business.

•The decrease in Global Products was due to the unfavorable impact of foreign currency translation ($64 million) and the net impact of lower volumes and higher prices ($41 million), partially offset by the net impact of business acquisitions and divestitures ($24 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales decreased as growth in Applied and Commercial HVAC was more than offset by declines in Residential HVAC.

Segment EBITA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2024	2023	Change	2024	2023	Change

Building Solutions North America	$373	$315	18%	$658	$582	13%
Building Solutions EMEA/LA	89	69	29	169	144	17
Building Solutions Asia Pacific	54	79	(32)	100	147	(32)
Global Products	429	488	(12)	798	870	(8)

Three Months:

•The increase in Building Solutions North America was primarily due to favorable price/cost as higher margin backlog converted to sales and continued growth in Service.

•The increase in Building Solutions EMEA/LA was primarily due to productivity benefits, higher margin backlog converting to sales, and growth in higher margin Service.

•The decrease in Building Solutions Asia Pacific was primarily due to continued declines in the Systems/Install business in China offsetting the impact of positive mix in Service.

•The decrease in Global Products was primarily due to unfavorable mix and volumes, a charge related to a product quality issue, and the more favorable impact of an acquisition earn-out liability adjustment in the prior year.

Year-to-Date:

•The increase in Building Solutions North America was primarily due to favorable price/cost as higher margin backlog converted to sales and continued growth in Service.

•The increase in Building Solutions EMEA/LA was primarily due to productivity benefits and growth in higher margin Service.

•The decrease in Building Solutions Asia Pacific was primarily due to continued weakness in the Systems/Install business in China.

•The decrease in Global Products was primarily due to unfavorable mix, a charge related to a product quality issue, and the more favorable impact of an acquisition earn-out liability adjustment in the prior year, partially offset by the absence of the prior year loss associated with a fire at a leased warehouse facility.

Backlog and Orders

Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Backlog is applicable to sales of systems and services and totaled $15.2 billion at March 31, 2024, including both Building Solutions and Global Products. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes backlog and orders for the Building Solutions segments:

	Backlog		Orders
(in billions)	March 31, 2024	Year-over-Year Change (1)	Three months ended March 31, 2024	Year-over-Year Change (1)

Building Solutions North America	$8.9	15%	$3.3	19%
Building Solutions EMEA/LA	2.4	10	1.2	8
Building Solutions Asia Pacific	1.3	(18)	0.6	(9)
Total Building Solutions	$12.6	10%	$5.1	12%

(1) Change is compared to March 31, 2023 (backlog) and the three months ended March 31, 2023 (orders) and excludes the impact of mergers, acquisitions, dispositions and foreign currency.

Remaining performance obligations were $21.2 billion at March 31, 2024. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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
•Remaining performance obligations exclude service contracts with an original expected duration of one year or less and contracts that are cancellable without substantial penalty versus backlog which includes short-term and cancellable contracts; and
•Remaining performance obligations include the full remaining term of service contracts with substantial termination penalties versus backlog which includes only one year for all outstanding service contracts.

The Company reports backlog, which it believes is a useful measure of evaluating the Company's operational performance and relationship to total orders.

Liquidity and Capital Resources

Working Capital

(in millions)	March 31, 2024	September 30, 2023	Change

Current assets	$11,877	$10,737
Current liabilities	13,599	11,084
Working capital	$(1,722)	$(347)	*

Accounts receivable - net	$6,688	$6,006	11%
Inventories	2,991	2,776	8%
Accounts payable	4,019	4,268	(6%)
* Measure not meaningful

•The decrease in working capital was primarily due to higher current borrowings and the accrual for the water systems AFFF settlement costs, partially offset by increases in accounts receivable and the net impact of various other current assets and liabilities.

•During the three months ended March 31, 2024, the Company discontinued its receivables factoring programs. The Company did not factor any receivables during the three months ended March 31, 2024, and does not expect to engage in any receivables factoring during the remainder of fiscal year 2024, resulting in an unfavorable impact of approximately $700 million on operating cash flows in fiscal 2024.

•Material cash requirements primarily consist of working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and interest, operating leases, payments related to the water systems AFFF settlement , and any potential acquisitions or stock repurchases. The Company expects cash requirements for the remainder of fiscal 2024 will be funded from operations, supplemented by other sources of short- and long-term borrowings, including term loans, commercial paper and the issuance of debt securities. The Company also expects to fund a portion of the payments related to the water systems AFFF settlement through insurance recoveries.

Cash Flows From Continuing Operations

	Six Months Ended March 31,
(in millions)	2024	2023

Cash provided (used) by operating activities	$(449)	$18
Cash used by investing activities	(211)	(314)
Cash provided by financing activities	677	262

•The increase in cash used by operating activities was primarily due to increases in accounts receivable due to the discontinuation of factoring programs and tax items, partially offset by decreases in accounts payable due to the timing of payments.

•The decrease in cash used by investing activities was primarily due to greater cash usage in the prior year for acquisitions.

•The increase in cash provided by financing activities was primarily due to changes in net debt activity, partially offset by higher share repurchases in the six months ended March 31, 2024.

Capitalization

(in millions)	March 31, 2024	September 30, 2023

Short-term debt	$2,210	$385
Current portion of long-term debt	1,165	645
Long-term debt	7,348	7,818
Total debt	10,723	8,848
Less: Cash and cash equivalents	843	835
Net debt	$9,880	$8,013

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$15,658	$16,545
Total capitalization (Total debt plus Equity)	26,381	25,393
Net capitalization (Net debt plus Equity)	25,538	24,558

Total debt as a % of Total capitalization	40.6%	34.8%
Net debt as a % of Net capitalization	38.7%	32.6%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•As of March 31, 2024, approximately $2.5 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.37 per common share in the quarter ended March 31, 2024 and intends to continue paying dividends throughout fiscal 2024.

•On April 12, 2024, Tyco Fire Products, a subsidiary of the Company, agreed to a settlement with a nationwide class of public water systems that detected PFAS in their drinking water systems that they allege to be associated with the use of AFFF. Under the terms of the agreement, Tyco Fire Products agreed to contribute $750 million to resolve these PFAS claims. Tyco Fire Products expects to contribute an initial $250 million on or about May 25, 2024, with the remaining $500 million to be contributed six months after preliminary court approval of the settlement, which is expected to be addressed by the MDL court in or around mid-May, 2024. Tyco Fire Products has a significant amount of insurance through a number of insurers and expects to apply the proceeds recovered under its policies to cover a substantial portion of the total payment, although the specific amount and timing of any insurance recoveries are uncertain. Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for additional discussion of the water systems settlement.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $843 million at March 31, 2024, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $1.8 billion as of March 31, 2024 and $0.2 billion as of September 30, 2023.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028 or its $0.5 billion revolving credit facility which is scheduled to expire in December 2024. There were no draws on the revolving credit facilities as of March 31, 2024 and September 30, 2023.

–In April 2024, the Company and its wholly-owned subsidiary, Tyco Fire & Security Finance S.C.A, co-issued $700 million unsecured, unsubordinated senior notes with an interest rate of 5.50% which is due April 2029.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of March 31, 2024, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2024, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

•Refer to Note 10, "Debt and Financing Arrangements," and Note 21, "Commitments and Contingencies" of the notes to the consolidated financial statements for additional information on debt balances, the water systems AFFF settlement agreement and items impacting capitalization.

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
•$700 million aggregate principal amount of 5.500% Senior Notes due 2029
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

	Six Months Ended March 31, 2024	Year Ended September 30, 2023
Net loss attributable to the Obligor Group	$(282)	$(458)
Net income (loss) attributable to intercompany transactions	143	(139)

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	March 31, 2024	September 30, 2023	March 31, 2024	September 30, 2023
Current assets	$282	$26	$654	$5,608
Noncurrent assets	250	270	8,029	1,882
Current liabilities	5,330	3,652	3,025	9,289
Noncurrent liabilities	7,175	7,585	9,412	3,462

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2024, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were not effective because of the material weakness in its internal control over financial reporting discussed below and described in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. Notwithstanding the material weakness in internal control over financial reporting, management believes and has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2024, approximately $2.5 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in March 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and six months ended March 31, 2024, the Company repurchased $474 million of its ordinary shares on an open market.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
01/01/24 - 01/31/24	—	$—	—	$2,989,400,398
02/01/24 - 02/29/24	3,883,612	56.12	3,883,612	2,771,452,100
03/01/24 - 3/31/24	4,133,291	62.04	4,133,291	2,515,041,710

ITEM 5. OTHER INFORMATION

Officer Rule 10b5-1 Plan

During the three months ended March 31, 2024, except as provided below, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Nathan Manning Rule 10b5-1 Plan

On January 31, 2024, Nathan Manning, the Company's Vice President and Chief Operations Officer, Global Field Operations, entered into a Rule 10b5-1 trading arrangement (the "Manning 10b5-1 Plan") during the Company's fiscal second quarter open trading window. The Manning 10b5-1 Plan contemplates the sale in regular intervals of 10,669 ordinary shares of Company stock previously issued upon the vesting of restricted stock unit awards. The Manning 10b5-1 Plan is expected to become effective on or about May 6, 2024 and is scheduled to terminate upon the earlier of the sale of all shares contemplated under the Manning 10b5-1 Plan or October 31, 2024.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Settlement Agreement for Water Systems by and among Tyco Fire Products LP, and the representatives of certain U.S. active public water systems as set forth therein, dated April 12, 2024 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated April 12, 2024)*

10.2	Restrictive covenants applicable to equity award agreements beginning March 2024 (filed herewith)**

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*
The registrant has omitted certain schedules and other similar attachments to such agreement pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request.

**	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: May 1, 2024	By:	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer