Form 10-Q
period 2024-06-30
Johnson Controls International plc
filed 2024-07-31
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number: 001-13836

JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange
1.375% Notes due 2025	JCI25A	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange
5.500% Senior Notes due 2029	JCI29	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange
4.250% Senior Notes due 2035	JCI35	New York Stock Exchange
6.000% Notes due 2036	JCI36A	New York Stock Exchange
5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
5.125% Notes due 2045	JCI45B	New York Stock Exchange
6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange

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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at June 30, 2024
Ordinary Shares, $0.01 par value per share	668,013,549

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net sales
Products and systems	$5,422	$5,431	$14,896	$15,070
Services	1,809	1,702	5,128	4,817
	7,231	7,133	20,024	19,887
Cost of sales
Products and systems	3,652	3,708	10,273	10,337
Services	1,091	994	3,090	2,787
	4,743	4,702	13,363	13,124

Gross profit	2,488	2,431	6,661	6,763

Selling, general and administrative expenses	1,090	1,555	4,854	4,705
Restructuring and impairment costs	106	81	399	844
Net financing charges	71	80	263	218
Equity income	58	78	176	190

Income before income taxes	1,279	793	1,321	1,186

Income tax provision (benefit)	227	(329)	99	(266)

Net income	1,052	1,122	1,222	1,452

Less: Income attributable to noncontrolling interests	77	73	150	152

Net income attributable to Johnson Controls	$975	$1,049	$1,072	$1,300

Earnings per share attributable to Johnson Controls
Basic	$1.45	$1.54	$1.58	$1.90
Diluted	1.45	1.53	1.58	1.89

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Net income	$1,052	$1,122	$1,222	$1,452

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(67)	(72)	(100)	28
Realized and unrealized gains (losses) on derivatives	4	4	(11)	7
Pension and postretirement plans	(1)	(1)	(3)	(2)

Other comprehensive income (loss)	(64)	(69)	(114)	33

Total comprehensive income	988	1,053	1,108	1,485

Comprehensive income attributable to noncontrolling interests:
Net income	77	73	150	152

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16)	(47)	(18)	(5)
Realized and unrealized gains (losses) on derivatives	—	2	—	(3)
Other comprehensive loss	(16)	(45)	(18)	(8)
Comprehensive income attributable to noncontrolling interests	61	28	132	144
Comprehensive income attributable to Johnson Controls	$927	$1,025	$976	$1,341

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	June 30, 2024	September 30, 2023
Assets

Cash and cash equivalents	$862	$835
Accounts receivable, less allowance for expected credit losses of $129 and $90, respectively	6,667	6,006
Inventories	2,863	2,776
Current assets held for sale	205	—
Other current assets	1,556	1,120
Current assets	12,153	10,737

Property, plant and equipment - net	3,011	3,136
Goodwill	17,676	17,936
Other intangible assets - net	4,315	4,888
Investments in partially-owned affiliates	1,054	1,056
Noncurrent assets held for sale	487	—
Other noncurrent assets	4,629	4,489
Total assets	$43,325	$42,242

Liabilities and Equity

Short-term debt	$1,523	$385
Current portion of long-term debt	998	645
Accounts payable	4,128	4,268
Accrued compensation and benefits	1,012	958
Deferred revenue	2,143	1,996
Current liabilities held for sale	149	—
Other current liabilities	2,771	2,832
Current liabilities	12,724	11,084

Long-term debt	7,867	7,818
Pension and postretirement benefits	225	278
Noncurrent liabilities held for sale	203	—
Other noncurrent liabilities	5,163	5,368
Long-term liabilities	13,458	13,464

Commitments and contingencies (Note 21)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,266)	(1,240)
Capital in excess of par value	17,447	17,349
Retained earnings	831	1,384
Accumulated other comprehensive loss	(1,051)	(955)
Shareholders’ equity attributable to Johnson Controls	15,968	16,545
Noncontrolling interests	1,175	1,149
Total equity	17,143	17,694
Total liabilities and equity	$43,325	$42,242

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2024	2023
Operating Activities
Net income attributable to Johnson Controls	$1,072	$1,300
Income attributable to noncontrolling interests	150	152
Net income	1,222	1,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	687	621
Pension and postretirement benefit income	(30)	(23)
Pension and postretirement contributions	(21)	(38)
Equity in (earnings) losses of partially-owned affiliates, net of dividends received	2	(27)
Deferred income taxes	(389)	(270)
Noncash restructuring and impairment charges	333	701
Equity-based compensation	84	92
Other - net	(125)	(104)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(763)	(667)
Inventories	(215)	(383)
Other assets	(553)	(214)
Restructuring reserves	(79)	33
Accounts payable and accrued liabilities	405	(127)
Accrued income taxes	14	(215)
Cash provided by operating activities	572	831

Investing Activities
Capital expenditures	(324)	(366)
Acquisition of businesses, net of cash acquired	1	(260)
Other - net	13	50
Cash used by investing activities	(310)	(576)

Financing Activities
Net proceeds (payments) from borrowings with maturities less than three months	679	(248)
Proceeds from debt	1,281	1,171
Repayments of debt	(438)	(536)
Stock repurchases and retirements	(876)	(613)
Payment of cash dividends	(753)	(729)
Employee equity-based compensation withholding taxes	(26)	(34)
Dividends paid to noncontrolling interests	(121)	(149)
Other - net	(68)	27
Cash used by financing activities	(322)	(1,111)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(67)
Decrease in cash, cash equivalents and restricted cash	(31)	(923)
Cash, cash equivalents and restricted cash at beginning of period	924	2,066
Cash, cash equivalents and restricted cash at end of period	893	1,143
Less: Restricted cash	31	86
Cash and cash equivalents at end of period	$862	$1,057

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$15,658	$15,890	$16,545	$16,268

Ordinary Shares - Beginning and ending balance	7	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,264)	(1,235)	(1,240)	(1,203)
Employee equity-based compensation withholding taxes	(2)	(2)	(26)	(34)
Ending balance	(1,266)	(1,237)	(1,266)	(1,237)

Capital in Excess of Par Value
Beginning balance	17,411	17,295	17,349	17,224
Share-based compensation expense	25	22	65	66
Other, including options exercised	11	8	33	35
Ending balance	17,447	17,325	17,447	17,325

Retained Earnings
Beginning balance	507	669	1,384	1,151
Net income attributable to Johnson Controls	975	1,049	1,072	1,300
Cash dividends declared	(249)	(253)	(749)	(739)
Repurchases and retirements of ordinary shares	(402)	(366)	(876)	(613)
Ending balance	831	1,099	831	1,099

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(1,003)	(846)	(955)	(911)
Other comprehensive income (loss)	(48)	(24)	(96)	41
Ending balance	(1,051)	(870)	(1,051)	(870)
Ending Balance	15,968	16,324	15,968	16,324

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,183	1,188	1,149	1,134
Comprehensive income attributable to noncontrolling interests	61	28	132	144
Dividends attributable to noncontrolling interests	(69)	(77)	(108)	(139)
Other, including options exercised	—	—	2	—
Ending Balance	1,175	1,139	1,175	1,139

Total Shareholders' Equity	$17,143	$17,463	$17,143	$17,463
Cash Dividends Declared per Ordinary Share	$0.37	$0.37	$1.11	$1.08

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on December 14, 2023. The results of operations for the three and nine month periods ended June 30, 2024 are not necessarily indicative of results for the Company’s 2024 fiscal year because of seasonal and other factors.

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
June 30, 2024
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

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $669 million and $566 million as of June 30, 2024, and September 30, 2023, respectively.

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

3.ACQUISITIONS AND DIVESTITURES

During the nine months ended June 30, 2023, the Company completed certain acquisitions for a combined purchase price, net of cash acquired, of $306 million, of which $260 million was paid as of June 30, 2023. In connection with the acquisitions, the Company recorded goodwill of $121 million within the Global Products segment, $51 million within the Building Solutions Asia Pacific segment and $12 million within the Building Solutions EMEA/LA segment.

4.     ASSETS AND LIABILITIES HELD FOR SALE

During the third quarter of fiscal 2024, the Company entered into a definitive agreement to sell its Air Distribution Technologies ("ADTi") business included within the Global Products segment. As of June 30, 2024, ADTi met the criteria

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
to be classified as held for sale and the assets and liabilities of this business are separately presented in the consolidated statements of financial position.

The following table summarizes the asset and liabilities associated with ADTi classified as held for sale (in millions):

June 30, 2024

Assets Held for Sale
Accounts receivable - net	$91
Inventories	93
Other current assets	21
Current assets held for sale	205

Property, plant and equipment - net	83
Other intangible assets - net	308
Other noncurrent assets	131
Impairment on assets held for sale	(35)
Noncurrent assets held for sale	487
Total Assets	$692

Liabilities Held for Sale
Accounts payable	$113
Accrued compensation and benefits	13
Other current liabilities	23
Current liabilities held for sale	149

Pension and postretirement benefits	5
Other noncurrent liabilities	198
Noncurrent liabilities held for sale	203
Total Liabilities	$352

Based on the total consideration expected from the sale, net of costs to sell, the Company recorded non-cash impairment charges on the allocated goodwill of $21 million and the held for sale disposal group of $35 million within restructuring and impairment costs in the consolidated statements of income during the three months ended June 30, 2024.

The business did not meet the criteria to be classified as a discontinued operation as the divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial results. The transaction is expected to close in the fourth quarter of fiscal 2024.

No impairment charges were recorded during the three months ended June 30, 2023. During the nine months ended June 30, 2023, the Company recorded impairment charges for the Global Retail business of $438 million and the Building Solutions Asia Pacific segment of $60 million. The impairment charges were primarily due to reductions in the estimated fair values of the businesses to be disposed as a result of negotiations with potential buyers and were recorded within restructuring and impairment costs in the consolidated statements of income. During the third quarter of fiscal 2023, the Company concluded that its Global Retail business no longer met the criteria to be classified as held for sale, as it was no longer probable that it would be sold in the next 12 months. The net assets were reclassified to held and used at the lower of fair value or adjusted carrying value, and due to prior period impairment charges recorded, there was no impact to the consolidated statements of income as a result of this reclassification.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
5.     REVENUE RECOGNITION

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended June 30,
	2024			2023
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,791	$1,108	$2,899	$1,636	$1,029	$2,665
Building Solutions EMEA/LA	574	507	1,081	571	474	1,045
Building Solutions Asia Pacific	381	194	575	537	199	736
Global Products	2,676	—	2,676	2,687	—	2,687

Total	$5,422	$1,809	$7,231	$5,431	$1,702	$7,133

	Nine Months Ended June 30,
	2024			2023
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$5,009	$3,116	$8,125	$4,641	$2,911	$7,552
Building Solutions EMEA/LA	1,718	1,465	3,183	1,705	1,346	3,051
Building Solutions Asia Pacific	1,026	547	1,573	1,489	560	2,049
Global Products	7,143	—	7,143	7,235	—	7,235

Total	$14,896	$5,128	$20,024	$15,070	$4,817	$19,887

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
HVAC	$1,971	$1,973	$5,072	$5,170
Fire & Security	601	626	1,755	1,819
Industrial Refrigeration	104	88	316	246
Total	$2,676	$2,687	$7,143	$7,235

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
June 30, 2024
(unaudited)
The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	June 30, 2024	September 30, 2023
Contract assets - current	Accounts receivable - net	$1,961	$2,370
Contract assets - noncurrent	Other noncurrent assets	9	12
Contract liabilities - current	Deferred revenue	2,143	1,996
Contract liabilities - noncurrent	Other noncurrent liabilities	314	297

For the three months ended June 30, 2024 and 2023, the Company recognized revenue of $269 million and $222 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year. For the nine months ended June 30, 2024 and 2023, the Company recognized revenue of $1,530 million and $1,387 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year.

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

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $21.4 billion, of which approximately 67% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	June 30, 2024	September 30, 2023
Other current assets	$247	$156
Other noncurrent assets	278	224
Total	$525	$380

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
During the three months ended June 30, 2024 and 2023, the Company recognized amortization expense of $84 million and $66 million, respectively, related to costs to obtain or fulfill a contract. During the nine months ended June 30, 2024 and 2023, the Company recognized amortization expense of $218 million and $188 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three and nine months ended June 30, 2024 and 2023.

6.    ACCOUNTS RECEIVABLE

The Company discontinued its receivable factoring program in March 2024. Accounts receivable sold totaled $702 million during the nine months ended June 30, 2024, $425 million during the three months ended June 30, 2023 and $1.3 billion during the nine months ended June 30, 2023. Previously sold receivables still outstanding were $31 million and $681 million as of June 30, 2024 and September 30, 2023, respectively.

7.     INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2024	September 30, 2023

Raw materials and supplies	$1,107	$1,203
Work-in-process	267	226
Finished goods	1,489	1,347
Inventories	$2,863	$2,776

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reportable segments (in millions):

	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$10,040	$1,932	$1,179	$5,750	18,901
Accumulated impairment loss	(659)	(47)	—	(259)	(965)
Balance at September 30, 2023	9,381	1,885	1,179	5,491	17,936
Impairments	—	(230)	—	—	(230)
Foreign currency translation and other (1)	6	31	(2)	(65)	(30)
Balance at June 30, 2024	$9,387	$1,686	$1,177	$5,426	$17,676
(1) Includes measurement period adjustments and the allocation of $21 million of goodwill from Global Products to the ADTi disposal group classified as held for sale. Refer to Note 4, "Assets and Liabilities Held for Sale" of the notes to the consolidated financial statements for further information.

The Company tests goodwill for impairment annually as of July 31 or more frequently if events or changes in circumstances indicate the asset might be impaired.

During the second quarter of fiscal 2024, the Company determined a triggering event had occurred for one of its reporting units due to year-to-date results and projections for the remainder of fiscal 2024 being lower than the forecast used in the previous annual goodwill impairment test, and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $230 million within restructuring and impairment costs in the consolidated statements of income, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
cash flows, the weighted-average cost of capital and the long-term growth rate, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The reporting unit whose goodwill was impaired was previously disclosed as being at risk of impairment in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2023. It is possible that future changes in circumstances, including an increase in the discount rate or a decrease in the revenue growth rates, could result in an additional non-cash impairment charge of the remaining $212 million of goodwill for this reporting unit.

There were no other triggering events requiring an impairment assessment be conducted in the nine months ended June 30, 2024.

Other intangible assets, primarily from business acquisitions, consisted of (in millions):

	June 30, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,590	$(919)	$671	$1,575	$(806)	$769
Customer relationships	2,790	(1,562)	1,228	3,047	(1,496)	1,551
Miscellaneous	968	(509)	459	889	(435)	454
	5,348	(2,990)	2,358	5,511	(2,737)	2,774
Indefinite-lived intangible assets
Trademarks/trade names	1,957	—	1,957	2,114	—	2,114
Total intangible assets	$7,305	$(2,990)	$4,315	$7,625	$(2,737)	$4,888

Amortization of other intangible assets for the three months ended June 30, 2024 and 2023 was $119 million and $111 million, respectively. Amortization of other intangible assets for the nine months ended June 30, 2024 and 2023 was $366 million and $319 million, respectively.

9.    LEASES

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	June 30, 2024	September 30, 2023
Operating lease right-of-use assets	Other noncurrent assets	$1,226	$1,389
Operating lease liabilities - current	Other current liabilities	303	318
Operating lease liabilities - noncurrent	Other noncurrent liabilities	935	1,086

The following table presents supplemental noncash operating lease activity (in millions):

	Nine Months Ended June 30,
	2024	2023
Right-of-use assets obtained in exchange for operating lease liabilities	$248	$347

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
10.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	June 30,	September 30,
	2024	2023
Commercial paper	$941	$200
Term loans	581	159
Bank borrowings	1	26
	$1,523	$385
Weighted average interest rate on short-term debt outstanding	4.5%	5.1%

As of June 30, 2024, the Company had syndicated committed revolving credit facilities of $2.5 billion which is scheduled to expire in December 2028 and $500 million which is scheduled to expire in December 2024. There were no draws on the facilities as of June 30, 2024.

In June 2024, the Company completed the debt tender offer to purchase $119 million of its 5.125% Notes due 2045.

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

During the second quarter of fiscal 2024, the Company terminated $600 million of forward-starting interest-rate swaps related to an anticipated note issuance that was no longer highly likely to occur. Accumulated amounts previously recorded in AOCI were not material and were recognized as net financing charges in the consolidated statements of income when the swaps were terminated.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	June 30, 2024	September 30, 2023

Copper	2,790	2,812
Aluminum	5,606	5,976

Cash flow hedges under ASC 815, "Derivatives and Hedging," that hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates and commodity prices during the three and nine months ended June 30, 2024 and 2023.

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
June 30, 2024
(unaudited)
Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	June 30,	September 30,	June 30,	September 30,
	2024	2023	2024	2023
Other current assets
Foreign currency exchange derivatives	$11	$16	$2	$13
Interest rate swaps	—	22	—	—
Commodity derivatives	3	—	—	—
Other noncurrent assets
Cross-currency interest rate swap	13	5	—	—
Total assets	$27	$43	$2	$13

Other current liabilities
Foreign currency exchange derivatives	$10	$20	$—	$5
Commodity derivatives	1	2	—	—
Long-term debt
Foreign currency denominated debt	3,264	3,253	—	—
Total liabilities	$3,275	$3,275	$—	$5

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	June 30,	September 30,	June 30,	September 30,
	2024	2023	2024	2023
Gross amount recognized	$29	$56	$3,275	$3,280
Gross amount eligible for offsetting	(9)	(19)	(9)	(19)
Net amount	$20	$37	$3,266	$3,261
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Foreign currency exchange derivatives	$2	$3	$4	$(9)
Commodity derivatives	4	(6)	5	1
Interest rate swaps	—	1	(21)	6
Total	$6	$(2)	$(12)	$(2)

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Cost of sales	$4	$(6)	$1	$(2)
Commodity derivatives	Cost of sales	—	1	(4)	(7)
Total		$4	$(5)	$(3)	$(9)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2024	2023	2024	2023
Foreign currency exchange derivatives	Cost of sales	$(4)	$(9)	$(7)	$(17)
Foreign currency exchange derivatives	SG&A	2	—	2	—
Foreign currency exchange derivatives	Net financing charges	20	(54)	36	(118)
Total		$18	$(63)	$31	$(135)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
The following table presents pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net investment hedges	$44	$30	$(3)	$(299)
No gains or losses were reclassified from CTA into income during the three and nine months ended June 30, 2024 and 2023.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$13	$—	$13	$—
Commodity derivatives	3	—	3	—
Other noncurrent assets
Cross-currency interest rate swap	13	—	13	—
Deferred compensation plan assets	53	53	—	—
Exchange traded funds (fixed income)(1)	80	80	—	—
Exchange traded funds (equity)(1)	191	191	—	—
Total assets	$353	$324	$29	$—
Other current liabilities
Foreign currency exchange derivatives	$10	$—	$10	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	15	—	—	15
Other noncurrent liabilities
Contingent earn-out liabilities	20	—	—	20
Total liabilities	$46	$—	$11	$35

(1) Classified as restricted investments for payment of asbestos liabilities. See Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
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

The following table summarizes changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2023	$124
Payments	(20)
Reduction for change in estimates	(69)
Balance at June 30, 2024	$35

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
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

The following table presents the portion of unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Deferred compensation plan assets	$—	$1	$7	$6
Investments in exchange traded funds	4	11	43	34

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at June 30, 2024 and September 30, 2023 was as follows (in billions):

	June 30,	September 30,
	2024	2023
Public debt	$8.1	$7.1
Other long-term debt	0.2	0.4
Total fair value of long-term debt	$8.3	$7.5

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
A summary of the stock-based awards granted is presented below:

	Nine Months Ended June 30,
	2024		2023
	Number Granted	Weighted Average Grant Date Fair Value	Number Granted	Weighted Average Grant Date Fair Value
Restricted stock/units	1,874,606	$53.86	1,799,240	$66.28
Performance shares	370,307	54.13	339,191	79.54
Stock options	652,702	13.74	570,140	18.21

Performance Share Awards

The following table summarizes the assumptions used in determining the fair value of performance share units granted:

	Nine Months Ended June 30,
	2024	2023
Risk-free interest rate	4.21%	4.04%
Expected volatility of the Company’s stock	27.2%	33.5%
Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Nine Months Ended June 30,
	2024	2023
Expected life of option (years)	5.7	5.8
Risk-free interest rate	3.86%	3.59%
Expected volatility of the Company’s stock	29.8%	29.4%
Expected dividend yield on the Company’s stock	2.77%	2.10%

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
14. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Net income attributable to Johnson Controls	$975	$1,049	$1,072	$1,300

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	670.3	683.3	676.7	685.7
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2.5	2.9	1.9	3.1
Diluted weighted average shares outstanding	672.8	686.2	678.6	688.8

Antidilutive Securities
Stock options and unvested restricted stock	0.1	0.2	0.4	0.3

15.    EQUITY

Share repurchase program

During the three and nine months ended June 30, 2024, the Company repurchased and immediately retired $402 million and $876 million of its ordinary shares, respectively, on an open market. During the three and nine months ended June 30, 2023, the Company repurchased and immediately retired $366 million and $613 million of its ordinary shares, respectively, on an open market.

As of June 30, 2024, approximately $2.1 billion remains available under the Company's share repurchase program, which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
Accumulated Other Comprehensive Income (Loss)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Foreign currency translation adjustments
Balance at beginning of period	$(1,001)	$(843)	$(970)	$(901)
Aggregate adjustment for the period	(51)	(25)	(82)	33
Balance at end of period	(1,052)	(868)	(1,052)	(868)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	—	(3)	15	(11)
Current period changes in fair value	6	(1)	(14)	4
Reclassification to income (1)	(3)	4	4	8
Net tax impact	1	(1)	(1)	(2)
Balance at end of period	4	(1)	4	(1)

Pension and postretirement plans
Balance at beginning of period	(2)	—	—	1
Reclassification to income	(1)	(1)	(4)	(3)
Net tax impact	—	—	1	1
Balance at end of period	(3)	(1)	(3)	(1)
Accumulated other comprehensive loss, end of period	$(1,051)	$(870)	$(1,051)	$(870)
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

16.    PENSION AND RETIREMENT PLANS

The components of the Company’s net periodic benefit cost (credit) associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Interest cost	$20	$21	$59	$62
Expected return on plan assets	(30)	(34)	(90)	(101)
Net actuarial loss (gain)	—	(6)	—	17
Settlement loss	—	—	—	1
Net periodic benefit credit	$(10)	$(19)	$(31)	$(21)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Service cost	$4	$4	$12	$11
Interest cost	17	18	51	51
Expected return on plan assets	(18)	(20)	(54)	(57)
Net periodic benefit cost	$3	$2	$9	$5

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Interest cost	$1	$1	$3	$3
Expected return on plan assets	(3)	(3)	(7)	(7)
Amortization of prior service credit	(1)	(1)	(4)	(3)
Net periodic benefit credit	$(3)	$(3)	$(8)	$(7)

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

In the third and fourth quarters of fiscal 2023, the Company developed a restructuring plan which included workforce reductions and other actions focused on continued scaling of SG&A expenses to its planned growth. Additional restructuring charges related to this plan were recorded in the three and nine months ended June 30, 2024 and are expected in subsequent quarters.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)

The following table summarizes restructuring and related costs (in millions):

	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024

Building Solutions North America	$—	$4
Building Solutions EMEA/LA	9	22
Building Solutions Asia Pacific	4	7
Global Products	20	56
Corporate	7	14
Total	$40	$103

The following table summarizes changes in the restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring and related costs	$204	$38	$34	$276
Utilized—cash	(111)	—	(19)	(130)
Utilized—noncash	—	(38)	(3)	(41)
Balance at September 30, 2023	93	—	12	105
Additional restructuring and related costs	50	36	17	103
Utilized—cash	(121)	—	(12)	(133)
Utilized—noncash	—	(36)	(1)	(37)
Other	32		—	32
Balance at June 30, 2024	$54	$—	$16	$70

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

For the three months ended June 30, 2024, the Company's effective tax rate was 17.7% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") insurance proceeds and tax rate differentials, partially offset by the benefits of continuing global tax planning.

For the nine months ended June 30, 2024, the Company's effective tax rate was 7.5% and was lower than the statutory tax rate of 12.5% primarily due to the net tax impact of the water systems AFFF settlement costs and insurance proceeds, Swiss tax reform, and the benefits of continuing global tax planning, partially offset by the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain consolidated subsidiaries and tax rate differentials.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
For the three months ended June 30, 2023, the Company's effective tax rate was (41.5)% and was lower than the statutory tax rate of 12.5% primarily due to reserve adjustments resulting from tax audit developments and the benefits of continuing global tax planning, partially offset by tax rate differentials.

For the nine months ended June 30, 2023, the Company's effective tax rate was (22.4)% and was lower than the statutory tax rate of 12.5% primarily due to reserve adjustments resulting from tax audit developments and the benefits of continuing global tax planning, partially offset by the tax impact of an impairment charge and tax rate differentials.

Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.
Uncertain Tax Positions

At September 30, 2023, the Company had gross tax-effected unrecognized tax benefits of $2.2 billion, of which $1.6 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2023 was approximately $335 million (net of tax benefit). Interest accrued during the nine months ended June 30, 2024 and 2023 was approximately $92 million and $33 million (both net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Tax Jurisdiction	Tax Years Covered
Belgium	2015 - 2022
Germany	2007 - 2021
Mexico	2016 - 2019
United Kingdom	2014 - 2015; 2018; 2020 - 2021

It is reasonably possible that tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Impacts of Tax Legislation

On September 11, 2023, the Schaffhausen parliament approved a partial revision of the cantonal act on direct taxation: Immediate Minimum Taxation Measure (“IMTM”). On November 19, 2023, IMTM was approved in a public referendum in the canton of Schaffhausen, was published in the cantonal official gazette on December 8, 2023, and is effective starting January 1, 2024. The IMTM increased Switzerland's combined statutory income tax rate to approximately 15%. As a result, in the nine months ended June 30, 2024, the Company recorded a noncash discrete net tax benefit of $80 million due to the remeasurement of deferred tax assets and liabilities related to Switzerland and the canton of Schaffhausen.

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

The Company conducts its business through four operating segments, all of which are reportable segments:

•Building Solutions North America which operates in the United States and Canada;
•Building Solutions EMEA/LA which operates in Europe, the Middle East, Africa and Latin America;
•Building Solutions Asia Pacific which operates in Asia Pacific; and

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
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

Management evaluates the performance of its segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income before income taxes and noncontrolling interests, excluding corporate expenses, amortization of intangible assets, restructuring and impairment costs, the water systems AFFF settlement costs and insurance recoveries, net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments, and net financing charges.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Building Solutions North America	$2,899	$2,665	$8,125	$7,552
Building Solutions EMEA/LA	1,081	1,045	3,183	3,051
Building Solutions Asia Pacific	575	736	1,573	2,049
Global Products	2,676	2,687	7,143	7,235
Total net sales	$7,231	$7,133	$20,024	$19,887

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)

	Segment EBITA
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Building Solutions North America	$521	$385	$1,179	$967
Building Solutions EMEA/LA	111	90	280	234
Building Solutions Asia Pacific	67	102	167	249
Global Products	655	593	1,453	1,463
Total segment EBITA	1,354	1,170	3,079	2,913

Corporate expenses	135	122	373	362
Amortization of intangible assets	119	111	366	319
Restructuring and impairment costs	106	81	399	844
Water systems AFFF settlement (1)	—	—	750	—
Water systems AFFF insurance recoveries (1)	(351)	—	(351)	—
Net mark-to-market gains	(5)	(17)	(42)	(16)
Net financing charges	71	80	263	218
Income before income taxes	$1,279	$793	$1,321	$1,186
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

The following table summarizes changes in the total product warranty liability (in millions):

Balance at September 30, 2023	$203
Accruals for warranties issued during the period	107
Settlements made (in cash or in kind) during the period	(101)
Changes in estimates to pre-existing warranties	26
Currency translation	(2)
Balance at June 30, 2024	$233

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
21.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2024	September 30, 2023

Other current liabilities	$37	$31
Other noncurrent liabilities	180	211
Total reserves for environmental liabilities	$217	$242

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

PFOA, PFOS, and other PFAS compounds are being studied by the U.S. Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. In March 2021, EPA published its final determination to regulate PFOS and PFOA in drinking water. On April 10, 2024, EPA announced the final National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR established legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion ("ppt") for each of PFOA and PFOS, 10 ppt for each of PFHxS, PFNA, and HFPO-DA (commonly known as GenX Chemicals), and a Hazard Index of one for mixtures containing two or more of PFHxS, PFNA, HFPO-DA, and PFBA. In February 2024, EPA released two proposed rules relating to PFAS under the Resource Conservation and Recovery Act (“RCRA”): one rule proposes to list nine PFAS (including PFOA and PFOS) as “hazardous constituents,” and a second rule proposes to clarify that hazardous waste regulated under the rule includes not only substances listed or identified as hazardous waste in the regulations, but also any substances that meet the statutory definition of hazardous waste.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $8 million and $13 million at June 30, 2024 and September 30, 2023, respectively.

FTC-Related Matters

FTC Remediation

The use of fire-fighting foams at the FTC was primarily for training and testing purposes to ensure that such products sold by the Company’s affiliates, Chemguard, Inc. ("Chemguard") and Tyco Fire Products, were effective at suppressing high intensity fires that may occur at military installations, airports or elsewhere. During the three months ended June 30, 2024, Tyco Fire Products completed its previously announced plan to discontinue the production and sale of fluorinated firefighting foams, including AFFF products, and has transitioned to non-fluorinated foam alternatives.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR's requests. The parties are engaged in summary judgment and pretrial motions and the court has set a trial date of December 3, 2024.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 950 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 35 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

Tyco Fire Products and Chemguard are also periodically notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

Water Systems AFFF Settlement Agreement

On April 12, 2024, Tyco Fire Products agreed to a settlement with a nationwide class of public water systems that detected PFAS in their drinking water systems that they allege to be associated with the use of AFFF. Under the terms of the agreement, Tyco Fire Products agreed to contribute $750 million to resolve these PFAS claims. The settlement releases these claims against Tyco Fire Products, Chemguard, and other related corporate entities. In connection with the settlement, a charge for $750 million was recorded in selling, general and administrative expenses in the consolidated statements of income in the three months ended March 31, 2024.

Tyco Fire Products contributed an initial payment of $250 million in June 2024, with the remaining $500 million due by the first quarter of fiscal 2025. Prior to the date of the final contribution, Tyco Fire Products has agreed to contribute any applicable insurance recoveries in excess of the initial $250 million payment, up to the remaining $500 million due, within a specified period following the receipt of such recovery. During the three months ended June 30, 2024, the Company recorded expected insurance recoveries of $351 million in selling, general and administrative expenses in the consolidated statements of income, substantially all of the proceeds of which are expected to be received in the fourth quarter of fiscal 2024. In accordance with its agreement and recent insurance recovery, Tyco Fire Products will make an additional payment during the fourth quarter of fiscal 2024 of approximately $90 million, reducing its final payment to approximately $410 million. The amounts and timing of any additional insurance recoveries are uncertain.

There are still several procedural and legal steps that must occur before the settlement is final and the remaining payment is made. The settlement is subject to final approval by the MDL court and other contingencies, and that process is expected to take several months.

The class of public water systems included in this settlement broadly includes any public water system (as defined in the settlement agreement) that has detected PFAS in its drinking water sources as of May 15, 2024. The following systems are excluded from the settlement class: water systems owned and operated by a State or the United States government; systems

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 46 pending putative class actions in federal courts originating from 18 states and territories. All of these cases have been direct-filed in or transferred to the MDL. It is anticipated that the remaining state-court action will be similarly tagged and transferred. Tyco Fire Products was also recently named in class actions in British Columbia and Quebec, Canada.

AFFF Individual or Mass Actions

There are more than 7,800 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 7,800 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois and Virginia.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
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

In addition, 33 other states and territories have filed 35 lawsuits against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage of each of those State's environmental and natural resources allegedly resulting from the manufacture, storage, sale, distribution, marketing, and use of PFAS-containing AFFF within each respective State. The states and territories are: Arkansas, Arizona, California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Maine, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, Wisconsin, Guam, the Northern Mariana Islands, and Puerto Rico. All of these complaints, if not filed directly in the MDL, have been removed to federal court and transferred to the MDL.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2024
(unaudited)
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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2024	September 30, 2023

Other current liabilities	$58	$58
Other noncurrent liabilities	353	364
Total asbestos-related liabilities	411	422
Other current assets	18	28
Other noncurrent assets	310	273
Total asbestos-related assets	328	301
Net asbestos-related liabilities	$83	$121

The following table presents the components of asbestos-related assets (in millions):

	June 30, 2024	September 30, 2023

Restricted
Cash	$10	$20
Investments	271	231
Total restricted assets	281	251
Insurance receivables for asbestos-related liabilities	47	50
Total asbestos-related assets	$328	$301

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
June 30, 2024
(unaudited)
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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2024	September 30, 2023

Other current liabilities	$98	$86
Accrued compensation and benefits	23	21
Other noncurrent liabilities	232	226
Total self-insured liabilities	$353	$333

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	June 30, 2024	September 30, 2023

Other current assets	$6	$6
Other noncurrent assets	14	14
Total insurance receivables	$20	$20

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

22.    SUBSEQUENT EVENT

On July 23, 2024, the Company entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Bosch GmbH, a Gesellschaft mit beschränkter Haftung (“Purchaser”). Pursuant to the Purchase Agreement, on the terms and subject to the conditions therein, the Company has agreed to sell, and Purchaser has agreed to acquire, the Company’s Residential and Light Commercial HVAC business (the “R&LC Business”), including the Company’s North America Ducted business and Johnson Controls-Hitachi Air Conditioning Holding (UK) Ltd., the Company’s global Residential joint venture with Hitachi Global Life Solutions, Inc. (“Hitachi”), of which the Company owns 60% and Hitachi owns 40%. The total consideration payable by Purchaser to the Company and Hitachi is approximately $8.1 billion in cash, and the Company’s portion of the aggregate consideration is approximately $6.7 billion in cash, in each case, subject to adjustment, plus the assumption by Purchaser or its affiliates of certain liabilities of the R&LC Business specified in the Purchase Agreement. Net cash proceeds to the Company are expected to be approximately $5.0 billion after tax and transaction-related expenses. The transaction is expected to close in the fourth quarter of fiscal 2025, subject to required regulatory approvals and other customary closing conditions. The Company expects to report the operating results of the R&LC HVAC business, which is currently reported in the Global Products segment, in discontinued operations beginning in the fourth quarter of fiscal 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements for Forward-Looking Information

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company's ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability to manage general economic, business and capital market conditions, including the impact of recessions, economic downturns and global price inflation; fluctuations in the cost and availability of public and private financing for the Company's customers; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; the ability to manage macroeconomic and geopolitical volatility, including shortages impacting the availability of raw materials and component products and the conflicts between Russia and Ukraine and Israel and Hamas; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, including business, service, or operational disruptions, the unauthorized access to or disclosure of data, financial loss, reputational damage, increased response and remediation costs, legal, and regulatory proceedings or other unfavorable outcomes; the Company's ability to remediate its material weakness; maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; the Company's ability to successfully execute and complete portfolio simplification, including the possibility that the expected benefits will not be realized or will not be realized within the expected time frame; changes to laws or policies governing foreign trade, including economic sanctions, tariffs, foreign exchange and capital controls, import/export controls or other trade restrictions; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact the Company's business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; risks and uncertainties related to the settlement with a nationwide class of public water systems concerning the use of AFFF; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; the ability of the Company to drive organizational improvement; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the ability to hire and retain senior management and other key personnel; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2023 filed with the United States Securities and Exchange Commission ("SEC") on December 14, 2023, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

The following information should be read in conjunction with the September 30, 2023 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on December 14, 2023. References in the following discussion and analysis to "Three Months," "Third Quarter" or similar language refer to the three months ended June 30, 2024 compared to the three months ended June 30, 2023, while "Year-to-Date" refers to nine months ended June 30, 2024 compared to the nine months ended June 30, 2023.

Macroeconomic Trends

Much of the demand for the Company’s products and solutions is driven by construction, facility expansion, retrofit and maintenance projects within the commercial, institutional, industrial, data center, governmental and residential sectors. Construction projects are heavily dependent on general economic conditions, localized demand for real estate and the availability of credit, public funding or other financing sources. Positive or negative fluctuations in construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that the Company serves, as well as availability of credit, financing or funding for such projects, could have a corresponding impact on the Company’s financial condition, results of operations and cash flows. During the nine months ended June 30, 2024, the Company observed continued softening of economic conditions in China, negatively impacting the performance of the Building Solutions Asia Pacific segment. The Company expects economic conditions in China to remain soft throughout the remainder of fiscal 2024, which could impact the performance of the Building Solutions Asia Pacific segment.

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. Revenue and profits were negatively impacted by movements in foreign exchange rates against the U.S. dollar during the three and nine months ended June 30, 2024.

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

Portfolio Simplification Transactions

The Company has been engaged in an ongoing evaluation of its non-core product lines in connection with its objective to be a pure-play provider of comprehensive solutions for commercial buildings. During the third quarter of fiscal 2024, the Company entered into a definitive agreement to sell its Air Distribution Technologies business included within the Global Products segment. During the fourth quarter of fiscal 2024, the Company entered into a definitive agreement to sell its Residential and Light Commercial ("R&LC") HVAC business to Robert Bosch GmbH (“Bosch”). The RL&C business includes the Company's North America Ducted business and Johnson Controls-Hitachi Air Conditioning Holding (UK) Ltd., the Company’s global Residential joint venture with Hitachi Global Life Solutions, Inc. (“Hitachi”), of which the Company owns 60% and Hitachi owns 40%. The Company expects to report the operating results of the R&LC HVAC business in discontinued operations beginning in the fourth quarter of fiscal 2024. The Company expects that the sale of the Air Distribution Technologies business will close in the fourth quarter of fiscal 2024 and the sale of the RL&C business will close in the fourth quarter of fiscal 2025.

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

The overall impact of the cybersecurity incident did not have a material impact on net income, net of insurance recoveries, or cash flows from operations in the third quarter of fiscal 2024, nor is the impact expected to be material for the full year fiscal 2024.

The Company maintains insurance covering certain losses associated with cybersecurity incidents. The Company currently expects that a substantial portion of its direct costs incurred related to containing, investigating and remediating the incident, as well as business interruption losses, will be reimbursed through insurance recoveries. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

Restructuring Activities

In the third and fourth quarters of fiscal 2023, the Company developed a restructuring plan which included workforce reductions and other actions focused on continued scaling of selling, general and administrative expenses ("SG&A") to its planned growth. The costs of the plan were recorded to restructuring and impairment costs in the consolidated statements of income. In the three and nine months ended June 30, 2024, an additional $40 million and $103 million, respectively, of restructuring charges related to this plan were incurred. Additional restructuring charges are expected in subsequent quarters. The Company expects savings from the restructuring initiatives to be substantially offset by incremental ongoing operating costs and investments to grow the business.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change

Net sales	$7,231	$7,133	1%	$20,024	$19,887	1%

The increase in net sales for the three months ended June 30, 2024 was due to higher organic sales ($240 million) and the net impact of acquisitions and divestitures ($7 million), partially offset by the unfavorable impact of foreign currency translation ($149 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 3% over the prior year, as strong high single-digit Service growth more than offset continued weakness in China’s Systems/Install business.

The increase in net sales for the nine months ended June 30, 2024 was due to higher organic sales ($273 million) and the net impact of acquisitions and divestitures ($69 million), partially offset by the unfavorable impact of foreign currency translation ($205 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 1% over the prior year, as growth in Services was offset primarily by weakness in China's Systems/Install business and declines in global residential HVAC.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change

Cost of sales	$4,743	$4,702	1%		$13,363	$13,124	2%
Gross profit	2,488	2,431	2		6,661	6,763	(2)
% of sales	34.4%	34.1%	30	bp	33.3%	34.0%	(70)	bp

Gross profit increased for the three months ended June 30, 2024, primarily due to higher gross profit in the Systems/Install business of the Building Solutions segments.

Gross profit decreased for the nine months ended June 30, 2024, primarily due to unfavorable mix and lower volumes in the Global Products segment, partially offset by higher gross profit in the Systems/Install business of the Building Solutions segments and the Services business.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change

SG&A	$1,090	$1,555	(30)%		$4,854	$4,705	3%
% of sales	15.1%	21.8%	(670)	bp	24.2%	23.7%	50	bp

For the three months ended June 30, 2024, decreases in SG&A were due to lower costs due to operating efficiencies ($36 million), water systems AFFF insurance recoveries ($351 million), favorable earn-out adjustments ($61 million) and reductions in miscellaneous other expenses including transaction and separation costs ($17 million).

For the nine months ended June 30, 2024, increases in SG&A were due to the net unfavorable impact of the water systems AFFF settlement agreement costs and insurance recoveries ($399 million), partially offset by lower costs due to operating efficiencies ($104 million), favorable earn-out adjustments ($38 million), the favorable impact of a prior year loss associated with a fire at a leased warehouse facility ($40 million), and reductions in miscellaneous other expenses including transaction and separation costs ($68 million).

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA. Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement and related insurance recoveries.

Restructuring and Impairment Costs

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023

Goodwill impairments	$21	$—	$251	$184
Held for sale impairments	35	—	35	498
Other impairments	10	—	10	—
Restructuring and related costs	40	81	103	162
Restructuring and impairment costs	$106	$81	$399	$844

Refer to Note 4, "Assets and Liabilities Held for Sale," Note 8, "Goodwill and Other Intangible Assets," and Note 17, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring actions and impairment costs.

Net Financing Charges

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change

Interest expense, net of capitalized interest costs	$105	$79	33%	$296	$219	35%
Other financing charges	6	13	(54)	34	34	—
Gain on debt extinguishment	(25)	—	*	(25)	—	*
Interest income	(5)	(10)	(50)	(15)	(17)	(12)
Net foreign exchange results for financing activities	(10)	(2)	*	(27)	(18)	50
Net financing charges	$71	$80	(11)%	$263	$218	21%
* Measure not meaningful

Refer to Note 10, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's debt.

Income Tax (Benefit) Provision

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change

Income tax (benefit) provision	$227	$(329)	*	$99	$(266)	*
Effective tax rate	17.7%	(41.5)%	*	7.5%	(22.4)%	*
* Measure not meaningful

Refer to Note 18, "Income Taxes" of the notes to the consolidated financial statements for further disclosure related to the Company's income taxes.

Segment Analysis

Management evaluates the performance of its segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income before income taxes and noncontrolling interests, excluding corporate expenses, amortization of intangible assets, restructuring and impairment costs, the water systems AFFF settlement costs and insurance recoveries, net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments, and net financing charges.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change

Building Solutions North America	$2,899	$2,665	9%	$8,125	$7,552	8%
Building Solutions EMEA/LA	1,081	1,045	3	3,183	3,051	4
Building Solutions Asia Pacific	575	736	(22)	1,573	2,049	(23)
Global Products	2,676	2,687	—	7,143	7,235	(1)
	$7,231	$7,133	1%	$20,024	$19,887	1%

Three Months:

•The increase in Building Solutions North America was primarily due to organic growth ($216 million) and incremental sales related to business acquisitions ($16 million). Excluding the impact of business acquisitions, sales growth was led by growth greater than 20% in Applied HVAC & Controls. System sales increased 9% and Services increased 6%.

•The increase in Building Solutions EMEA/LA was primarily due to organic growth across the portfolio ($82 million), partially offset by the unfavorable impact of foreign currency translation ($46 million). Excluding the impact of foreign currency translation, sales growth was led by mid-teen growth in Services and low single-digit growth in Systems.

•The decrease in Building Solutions Asia Pacific was primarily due to organic sales declines ($134 million) and the unfavorable impact of foreign currency translation ($25 million). Excluding the impact of foreign currency translation, sales decreased as high single-digit Services growth was more than offset by continued weakness in System sales in China.

•Global Products net sales were flat as organic growth ($76 million) was offset by the unfavorable impact of foreign currency translation ($80 million). Excluding the impact of foreign currency translation, sales increased as growth in Commercial and Residential HVAC was offset by declines in Fire & Security.

Year-to-Date:

•The increase in Building Solutions North America was primarily due to organic growth ($510 million), incremental sales related to business acquisitions ($48 million) and the favorable impact of foreign currency translation ($15 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was led by growth in Applied HVAC & Controls.

•The increase in Building Solutions EMEA/LA was primarily due to organic growth ($136 million), partially offset by the unfavorable impact of foreign currency translation ($8 million). Excluding the impact of foreign currency translation, sales growth was led by growth in Services.

•The decrease in Building Solutions Asia Pacific was primarily due to organic sales declines ($408 million) and the unfavorable impact of foreign currency translation ($68 million). Excluding the impact of foreign currency translation, sales decreased as Services growth was more than offset by weakness in the China Systems business.

•The decrease in Global Products was due to the unfavorable impact of foreign currency translation ($144 million), partially offset by organic growth ($35 million) and the net impact of business acquisitions and divestitures ($17 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales increased as growth in Commercial HVAC was partially offset by declines in Residential HVAC.

Segment EBITA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change

Building Solutions North America	$521	$385	35%	$1,179	$967	22%
Building Solutions EMEA/LA	111	90	23	280	234	20
Building Solutions Asia Pacific	67	102	(34)	167	249	(33)
Global Products	655	593	10	1,453	1,463	(1)

Three Months:

•The increase in Building Solutions North America was primarily due to higher margin backlog conversion, improved productivity and a favorable earn-out liability adjustment in the current quarter.

•The increase in Building Solutions EMEA/LA was primarily driven by positive mix from the growth in Services and the conversion of higher margin Systems backlog.

•The decrease in Building Solutions Asia Pacific was primarily driven by weakness in China, partially offset by positive mix from the Service business.

•The increase in Global Products was primarily due to positive price/cost and improved productivity, partially offset by unfavorable mix primarily from ongoing weakness in China.

Year-to-Date:

•The increase in Building Solutions North America was primarily due to higher margin backlog conversion and continued growth in Services. A favorable earn-out liability adjustment also contributed to the increase.

•The increase in Building Solutions EMEA/LA was primarily due to growth in higher margin Services.

•The decrease in Building Solutions Asia Pacific was primarily due to continued weakness in the Systems business in China.

•The decrease in Global Products was primarily the result of unfavorable mix, the negative impact of a product quality issue and less favorable earn-out liability adjustments in the current year, partially offset by productivity improvements and the absence of the prior year loss associated with a fire at a leased warehouse facility.

Backlog and Orders

Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Backlog is applicable to sales of systems and services and totaled $15.5 billion at June 30, 2024, including both Building Solutions and Global Products. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes backlog and orders for the Building Solutions segments:

	Backlog		Orders
(in billions)	June 30, 2024	Year-over-Year Change (1)	Three months ended June 30, 2024	Year-over-Year Change (1)

Building Solutions North America	$9.0	14%	$3.1	5%
Building Solutions EMEA/LA	2.5	12%	1.1	11%
Building Solutions Asia Pacific	1.4	(12)%	0.8	(2)%
Total Building Solutions	$12.9	10%	$5.0	5%

(1) Change is compared to June 30, 2023 (backlog) and the three months ended June 30, 2023 (orders) and excludes the impact of mergers, acquisitions, dispositions and foreign currency.

Remaining performance obligations were $21.4 billion at June 30, 2024. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

(in millions)	June 30, 2024	September 30, 2023	Change

Current assets	$12,153	$10,737
Current liabilities	12,724	11,084
Working capital	$(571)	$(347)	(65)%

Accounts receivable - net	$6,667	$6,006	11%
Inventories	2,863	2,776	3%
Accounts payable	4,128	4,268	(3)%

•The decrease in working capital was primarily due to higher current and short-term borrowings and the water systems AFFF settlement accrual, partially offset by increases in accounts receivable, AFFF insurance recovery receivables and the net impact of various other current assets and liabilities.

•In March 2024, the Company discontinued its receivables factoring programs. The Company did not factor any receivables during the three months ended June 30, 2024, and does not expect to engage in any receivables factoring during the remainder of fiscal year 2024, resulting in an unfavorable impact of approximately $700 million on operating cash flows in fiscal 2024.

•Material cash requirements primarily consist of working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and interest, operating leases, payments related to the water systems AFFF settlement, and any potential acquisitions or stock repurchases. The Company expects cash requirements for the remainder of fiscal 2024 will be funded from operations, supplemented by other sources of short- and long-term borrowings, including term loans, commercial paper and the issuance of debt securities. The Company also expects to fund a portion of the payments related to the water systems AFFF settlement through insurance recoveries.

Cash Flows From Continuing Operations

	Nine Months Ended June 30,
(in millions)	2024	2023

Cash provided by operating activities	$572	$831
Cash used by investing activities	(310)	(576)
Cash used by financing activities	(322)	(1,111)

•The decrease in cash provided by operating activities was primarily due to increases in accounts receivable due to the discontinuation of factoring programs and to other assets due to AFFF insurance recovery receivables, partially offset by decreases in accounts payable and other accrued liabilities and reduced inventory growth.

•The decrease in cash used by investing activities was primarily due to lower capital expenditures and lower cash usage for acquisitions.

•The decrease in cash used by financing activities was primarily due to changes in net debt activity, primarily commercial paper, partially offset by higher share repurchases in the nine months ended June 30, 2024.

Capitalization

(in millions)	June 30, 2024	September 30, 2023

Short-term debt	$1,523	$385
Current portion of long-term debt	998	645
Long-term debt	7,867	7,818
Total debt	10,388	8,848
Less: Cash and cash equivalents	862	835
Net debt	$9,526	$8,013

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$15,968	$16,545
Total capitalization (Total debt plus Equity)	26,356	25,393
Net capitalization (Net debt plus Equity)	25,494	24,558

Total debt as a % of Total capitalization	39.4%	34.8%
Net debt as a % of Net capitalization	37.4%	32.6%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•As of June 30, 2024, approximately $2.1 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.37 per common share in the quarter ended June 30, 2024 and intends to continue paying dividends throughout fiscal 2024.

•On April 12, 2024, Tyco Fire Products, a subsidiary of the Company, agreed to a settlement with a nationwide class of public water systems that detected PFAS in their drinking water systems that they allege to be associated with the use of AFFF. Under the terms of the agreement, Tyco Fire Products agreed to contribute $750 million to resolve these PFAS claims. Tyco Fire Products contributed an initial payment of $250 million in June 2024, with the remaining $500 million due by the first quarter of fiscal 2025. Prior to the date of the final contribution, Tyco Fire Products has agreed to contribute any applicable insurance recoveries in excess of the initial $250 million payment, up to the remaining $500 million due, within a specified period following the receipt of such recovery. During the three months ended June 30, 2024, the Company recorded expected insurance recoveries of $351 million in selling, general and administrative expenses in the consolidated statements of income, substantially all of the proceeds of which are expected to be received in the fourth quarter of fiscal 2024. In accordance with its agreement and recent insurance recovery, Tyco Fire Products will make an additional payment during the fourth quarter of fiscal 2024 of approximately $90 million, reducing its final payment to approximately $410 million. The amounts and timing of any additional insurance recoveries are uncertain. Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for additional discussion of the water systems settlement.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $862 million at June 30, 2024, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $941 million as of June 30, 2024 and $200 million as of September 30, 2023.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028 or its $0.5 billion revolving credit facility which is scheduled to expire in December 2024. There were no draws on the revolving credit facilities as of June 30, 2024 and September 30, 2023.

–In April 2024, the Company and its wholly-owned subsidiary, Tyco Fire & Security Finance S.C.A, co-issued $700 million unsecured, unsubordinated senior notes with an interest rate of 5.50% which is due April 2029. In June 2024, the Company completed a debt tender offer to purchase $119 million of its 5.125% Notes due 2045.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of June 30, 2024, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2024, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

	Nine Months Ended June 30, 2024	Year Ended September 30, 2023
Net loss attributable to the Obligor Group	$404	$458
Net income (loss) attributable to intercompany transactions	422	(139)

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	June 30, 2024	September 30, 2023	June 30, 2024	September 30, 2023
Current assets	$927	$26	$785	$5,608
Noncurrent assets	256	270	7,031	1,882
Current liabilities	5,912	3,652	4,457	9,289
Noncurrent liabilities	7,713	7,585	7,062	3,462

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2024, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were not effective because of the material weakness in its internal control over financial reporting discussed below and described in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. Notwithstanding the material weakness in internal control over financial reporting, management believes and has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

The Company is committed to remediating the above noted material weakness and has actively implemented measures designed to help ensure the material weakness is remediated as soon as possible. The Company’s remediation plan includes, among other things, the following:

•engaging security specialists to assist in the review, assessment and remediation of the Company's IT controls;
•additional strengthening of access requirements and unauthorized access detection to the Company's financial reporting systems; and
•implementing additional procedures to facilitate more effective backup and recovery of the Company's financial reporting systems.

As of June 30, 2024, the Company completed the design and implementation of most controls necessary to remediate the material weakness. The remediation plan is subject to oversight by the Audit Committee of the Board of Directors and the identified material weakness will not be considered remediated until the remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and the Company has concluded that newly implemented controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

In May 2024, stockholders of Johnson Controls, Inc., filed a putative class action Complaint against Johnson Controls, Inc., certain former officers and directors of Johnson Controls, Inc., and two related entities (Jagara Merger Sub LLC and Johnson Controls International plc) in Wisconsin state court relating to the 2016 merger of Johnson Controls and Tyco (Gumm et al. v. Molinaroli et al., Case No. 30106, filed May 23, 2024 in the Circuit Court for Milwaukee County, Wisconsin). The filing of the state court Complaint follows the dismissal of a related lawsuit filed in federal court, which dismissal was affirmed on appeal in

November 2023. The 12-count state court Complaint asserts claims for (1) breach of fiduciary duty; (2) aiding and abetting breach of fiduciary duty; (3); unjust enrichment; (4) violations of Wisconsin Business Corporation Law §§ 180.1101-.1103; (5) breach of JCI’s Articles of Incorporation; (6) conversion; (7) violations of Wisconsin Securities Act §§ 551.501 and 551.509; (8) breach of covenant of good faith and fair dealing; (9) promissory estoppel; (10) tortious interference with contract; (11) negligent or intentional misrepresentation/equitable fraud; and (12) statutory fraud. Defendants’ response to the Complaint is due September 13, 2024. No other case deadlines have been set at this time.

Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for discussion of environmental, asbestos, self-insured liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2023 Annual Report.

The following updates and replaces the risk factor entitled “Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows".

We may not realize the benefits of our ongoing efforts to simplify our portfolio.

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Recently, we have been engaged in a strategic evaluation of our non-core product lines and have entered into separate agreements to divest our Air Distribution Technologies business and Residential and Light Commercial business. Divestitures such as these involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. We may also experience unfavorable reaction to the divestiture by customers, competitors, suppliers and employees, making it more difficult to maintain business and operational relationships. Some divestitures may be dilutive to earnings and we may not be successful in executing restructurings and other actions to minimize or offset dilution. We may also fail to achieve the strategic objectives of divestitures or not realize such objectives within the expected time frame, including our objective to simplify our portfolio to be a pure-play provider of comprehensive solutions for commercial buildings. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. In the event we are unable to successfully divest a business or product line, we may be forced to wind down such business or product line, which could materially and adversely affect our results of operations and financial condition. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2024, approximately $2.1 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in March 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and nine months ended June 30, 2024, the Company repurchased and immediately retired $402 million and $876 million of its ordinary shares, respectively, on an open market.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
04/01/24 - 04/30/24	2,559,479	$64.82	2,559,479	$2,346,543,921
05/01/24 - 05/31/24	2,440,912	67.30	2,440,912	2,182,258,480
06/01/24 - 06/30/24	988,145	69.55	988,145	2,113,530,789

ITEM 5. OTHER INFORMATION

Officer Rule 10b5-1 Plan

During the three months ended June 30, 2024, except as provided below, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

George Oliver Rule 10b5-1 Plan

On June 5, 2024, George Oliver, Chairman and Chief Executive Officer of the Company, entered into a Rule 10b5–1 trading arrangement with respect to 331,846 ordinary shares of Company stock issuable upon the exercise of option awards scheduled to expire in 2024 (the “Oliver 10b5-1 Plan”). The Oliver 10b5-1 Plan was executed during the Company’s most recent open trading window and is expected to become effective on or about September 15, 2024. Under the Oliver 10b5-1 Plan, the options are expected to be exercised in regular intervals between the plan’s start date and termination date, provided that the market price of the Company’s ordinary shares exceeds the exercise price of the options at the time of exercise. With respect to the options to be exercised, a portion of the ordinary shares are expected to be sold in the market to cover the exercise price and taxes associated with the exercise of the options. The remaining ordinary shares underlying the options will be sold in the open market at the times and prices specified in the plan. All transactions under the Oliver 10b5-1 Plan, if they occur, are expected to be completed by or before November 25, 2024. The Oliver 10b5-1 Plan will automatically terminate upon the earlier of the completion of all transactions contemplated under the plan or November 25, 2024.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Eleventh Supplemental Indenture, dated as of April 19, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the Notes) (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated April 19, 2024)

10.1
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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

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

JOHNSON CONTROLS INTERNATIONAL PLC

Date: July 31, 2024	By:	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer