Form 10-K
period 2024-09-30
Johnson Controls International plc
filed 2024-11-19
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number 001-13836
JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange	4.250% Senior Notes due 2035	JCI35	New York Stock Exchange
1.375% Notes due 2025	JCI25A	New York Stock Exchange	6.000% Notes due 2036	JCI36A	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange	5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange	5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange	4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
5.500% Senior Notes due 2029	JCI29	New York Stock Exchange	5.125% Notes due 2045	JCI45B	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange	6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange	4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange	4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2024, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $43.9 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2024, 662,185,383 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 12, 2025 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2024

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company's ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability of the company to execute on its operating model and drive organizational improvement; the Company's’ ability to successfully execute and complete portfolio simplification, including the completion of the divestiture of the Residential and Light Commercial business, as well as the possibility that the expected benefits of such actions will not be realized or will not be realized within the expected time frame; the ability to hire and retain senior management and other key personnel, including successfully executing the Company's Chief Executive Officer succession plan; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; the ability to manage general economic, business and capital market conditions, including the impact of recessions, economic downturns and global price inflation; fluctuations in the cost and availability of public and private financing for the Company's customers; the ability to manage macroeconomic and geopolitical volatility, including supply chain shortages and the conflicts between Russia and Ukraine and Israel and Hamas; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; changes to laws or policies governing foreign trade, including economic sanctions, tariffs, foreign exchange and capital controls, import/export controls or other trade restrictions; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact the Company's business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; risks and uncertainties related to the settlement with a nationwide class of public water systems concerning the use of AFFF; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings and was renamed Johnson Controls, Inc. in 1974. In 2005, Johnson Controls acquired York International, a global supplier of heating, ventilating and air-conditioning ("HVAC") and refrigeration equipment and services. Following this acquisition, Johnson Controls continued to expand its portfolio of building related product and service offerings for residential and commercial customers. In 2016, Johnson Controls, Inc. and Tyco International plc ("Tyco") completed their combination (the "Merger"), combining Johnson Controls' portfolio of building efficiency solutions with Tyco’s portfolio of fire and security solutions. Following the Merger, Tyco changed its name to “Johnson Controls International plc.”

In 2016, the Company completed the spin-off of its automotive business into Adient plc, an independent, publicly traded company. In 2019, the Company closed the sale of its Power Solutions business, completing the Company’s transformation into a pure-play building technologies and solutions provider.

In 2024, the Company announced that it was evaluating its non-core product lines in connection with its objective to be a pure-play provider of technologies and solutions for commercial buildings. During the fourth quarter of fiscal 2024, the Company completed the sale of its Air Distribution Technologies business included within its Global Products segment. During the fourth quarter of fiscal 2024, the Company entered into a definitive agreement to sell its Residential and Light Commercial ("R&LC") HVAC business to Robert Bosch GmbH (“Bosch”). The R&LC HVAC business includes the Company's North America ducted business and Johnson Controls-Hitachi Air Conditioning Holding (UK) Ltd., the Company’s global residential joint venture with Hitachi Global Life Solutions, Inc. (“Hitachi”), of which the Company owns 60% and Hitachi owns 40%. The sale of the R&LC HVAC business is expected to be completed in the fourth quarter of fiscal 2025.

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

Business Segments

The Company conducts its business through four business segments:

•Building Solutions North America which operates in the United States and Canada;
•Building Solutions EMEA/LA which operates in Europe, the Middle East, Africa and Latin America;
•Building Solutions Asia Pacific which operates in Asia Pacific; and
•Global Products which operates worldwide.

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

•HVAC equipment, controls software and software services;
•Refrigeration equipment and controls;
•Fire protection and suppression; and
•Security products, including intrusion security, anti-theft devices, access control, and video surveillance and management systems.

The Company’s segments provide products and services primarily to commercial, institutional, industrial, data center, and governmental customers.

For more information on the Company’s segments, refer to Note 19, "Segment Information," of the notes to consolidated financial statements.

Products, Systems, Services and Solutions

The Company sells and installs its commercial HVAC equipment and systems, control systems, security systems, fire-detection and fire suppression systems, equipment and services primarily through its extensive direct channel, consisting of a global network of sales and service offices. Significant sales are also generated through global third-party channels, such as distributors of air-conditioning, controls, security and fire-detection and suppression products. The Company’s large base of current customers leads to significant repeat business for the maintenance, retrofit and replacement markets. The Company is also able to leverage its installed base to generate sales for its service business. Trusted building brands, such as YORK®, Metasys®, Ansul, Frick®, FM:Systems®, PENN®, Sabroe®, Silent-Aire®, Simplex® and Grinnell®, together with the breadth and depth of the products, systems and solutions offered by the Company, give it what it believes to be the most diverse portfolio in the building technology industry.

The Company has developed software platforms, including on-premises platforms and cloud-based software services, and integrated its products and services with digital capabilities to provide data-driven solutions to create smarter, safer and more sustainable buildings. The Company's OpenBlue platform enables enterprises to better manage their physical spaces delivering sustainability, new occupant experiences, safety and security by combining the Company’s building expertise with cutting-edge technology, including artificial intelligence and machine learning-powered service solutions such as remote diagnostics, predictive maintenance, workplace management, compliance monitoring and advanced risk assessments. The Company leverages its product portfolio and service network, together with digital and data-driven technologies to offer integrated and customizable solutions focused on delivering outcomes to customers, including OpenBlue Buildings-as-a-Service, OpenBlue Net Zero Buildings-as-a-Service and OpenBlue Healthy Buildings. These services are generally designed to generate recurring revenue for the Company as it supports its customers in achieving their desired outcomes.

In fiscal 2024, products and systems accounted for 70% of sales from continuing operations and services accounted for 30% of sales from continuing operations.

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

Business Strategy

The Company’s business strategy is to sustain and expand its position as a leader in commercial building technology and solutions by offering a full spectrum of products and solutions for commercial customers across the globe. In 2024, the Company acted to optimize its core commercial buildings portfolio with the sale of its Air Distribution Technologies business and the entry into a definitive agreement to sell its R&LC HVAC business. Following these portfolio optimization actions, the Company’s core strategy remains focused on creating growth platforms, driving operational improvements and creating a high-performance, customer-centric culture.

The Company has strong positions in attractive and growing end-markets across HVAC, controls, fire, security and services, enhanced by its comprehensive product portfolio and substantial installed base. The Company believes that it is well positioned to capitalize on the emerging and prevalent trends in the commercial buildings industry, including data centers, sustainable buildings, healthy buildings/indoor environmental quality and smart buildings. To capitalize on these trends, the Company remains focused on maintaining leading positions in delivering commercial building products, systems and solutions through its direct and indirect channels, as well as enabling growth through digital, to develop and leverage the breath of its portfolio to drive attachment, offer differentiated services and solutions over the building lifecycle and generate recurring revenue. In furtherance of these goals, the Company has four strategic priorities:

Capitalize on Key Growth Vectors: Data centers, sustainable buildings, healthy buildings/indoor environmental quality and smart buildings represent key growth opportunities for the Company. The Company seeks to leverage its existing portfolio breadth and investments in product development, combined with the expansion of its digital products and capabilities powered by OpenBlue, to offer differentiated solutions and innovative deal structures to help customers achieve their objectives. The Company intends to expand its capabilities by investing in products and technologies, as well as expanding its partnerships, to power innovation that will allow it to provide differentiated services that are tailored to its customers’ desired outcomes.

Bringing Value Across the Building Lifecycle: The Company provides system and service solutions that maximize the opportunities around the lifecycle of the building, delivering outcomes to the customer that save energy, reduce emissions and optimize building lifecycle costs while improving the overall occupant experience. The Company’s ability to drive direct, integrated solutions within multiple domains enables opportunities for attachment, cross-selling, recurring revenue, and developing long term relationships with customers from installation to service, retrofit, and replacement.

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

To realize these priorities, the Company is leveraging its technology leadership, comprehensive product portfolio, global presence, substantial installed base and strong channels to monetize the lifecycle opportunities of systems, service, retrofit and replacement which are established and delivered by the Company’s direct field businesses and third-party channels across the globe. The Company is augmenting its strategic priorities with disciplined execution, productivity enhancements and sustainable cost management to create a path to realize expanded margins and enhanced profitability.

Backlog and Orders

Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Backlog is applicable to sales of products and systems and services and totaled $15.2 billion at September 30, 2024, including both the Building Solutions and Global Products segments. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes backlog and orders for the Building Solutions segments:

	Backlog		Orders
(in billions)	September 30, 2024	Year-over-Year Change (1)	Year ended September 30, 2024	Year-over-Year Change (1)

Building Solutions North America	$9.1	10%	$12.3	9%
Building Solutions EMEA/LA	2.5	10%	4.6	9%
Building Solutions Asia Pacific	1.5	(10)%	2.5	(8)%
Total Building Solutions	$13.1	7%	$19.4	7%

(1) Change is compared to September 30, 2023 (backlog) and the year ended September 30, 2023 (orders) and excludes the impact of mergers, acquisitions, dispositions and foreign currency.

Remaining performance obligations were $21.1 billion at September 30, 2024. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Raw Materials

Raw materials used by the Company’s businesses in connection with their operations include steel, aluminum, brass, copper, polypropylene and certain fluorochemicals used in fire suppression agents. The Company also uses semiconductors and other electronic components in the manufacture of its products. During fiscal 2022 and portions of fiscal 2023, the Company experienced material cost increases due to global inflation, supply chain disruptions, labor shortages, increased demand and other regulatory and macroeconomic factors. The collective impact of these trends were favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins due to supply chain disruptions and cost pressures. However, throughout fiscal 2023 and 2024, the Company experienced improved margins as supply chain disruptions eased and higher priced backlog was converted to sales, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Although the Company has seen its supply chain normalize, the Company could experience further disruptions, shortages and price inflation in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events. In fiscal 2025, commodity prices and availability could fluctuate throughout the year and could significantly affect the Company’s results of operations. For a more detailed description of the risks related to the availability of raw materials, components and commodities, see Item 1A. Risk Factors.

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

A portion of the Company’s products consume energy and use refrigerants. Increased public awareness and concern regarding global climate change has resulted in more regulations designed to reduce greenhouse gas emissions. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential (“GWP”) of refrigerants, equipment energy efficiency, and the combustion of fossil fuels as a heating source. The Company continues to invest in its product portfolio to meet or exceed emerging emissions regulations and standards.

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

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. In addition, governments in the United States and internationally have increasingly been regulating perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA"), and/or other per- and poly-fluoroalkyl substances ("PFAS"), which were contained in certain of the Company's legacy firefighting foam products. These regulations include declining emission standards and limits set as to the presence of certain compounds. See Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

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

Regulatory Capital Expenditures

The Company’s efforts to comply with numerous federal, state and local laws and regulations applicable to its business and products often results in capital expenditures. The Company makes capital expenditures to design and upgrade its fire and security products to comply with or exceed standards applicable to the alarm, fire suppression and security industries. The Company also makes capital expenditures to meet or exceed energy efficiency standards and comply with applicable regulations, including the regulation of refrigerants, hydro fluorocarbons/emissions reduction efforts and the regulation of fluorinated gasses, particularly with respect to the Company’s HVAC products and solutions. The Company’s ongoing environmental compliance program also results in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2024 related solely to regulatory compliance were not material. It is management’s expectation that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on the Company’s financial results or competitive position in any one year. See Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

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

The responsibility to develop and maintain a High-Performance Culture is owned, embedded and executed throughout the Company. The Chief Human Resources Officer ("CHRO") is responsible for establishing the Company’s strategy to drive a High-Performance Culture and ensuring its execution across the Company. The Compensation and Talent Development Committee of the Board of Directors is the primary overseer of the Company’s High-Performance Culture strategy and execution, ensuring that the Company presents an employee value proposition that supports retention and the attraction of external talent. The Governance and Sustainability Committee is the primary overseer of employee health and safety. The Chief Executive Officer ("CEO"), the CHRO, the General Counsel, the Vice President of Global Environment Health & Safety, the Vice President of Diversity, Equity and Inclusion and other senior leaders within the Company are responsible for the execution of the strategy and engage with the Compensation and Talent Development Committee, the Governance and Sustainability Committee and the full Board of Directors on the critical components driving the Company’s High-Performance Culture, including discussions of future of work, human capital trends, processes and practices, diversity, equity and inclusion, health and safety, talent development, company culture and succession planning. Key components driving the Company’s High-Performance Culture include:

Health and Safety

Health and Wellness, Safety and Environment are the three pillars of the Company’s Zero Harm vision. The Company’s health and safety programs are designed around global standards with appropriate variations addressing multiple jurisdictions and regulations, specific hazards and unique working environments of the Company’s manufacturing, service, systems, and headquarter operations.

The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and training are in place. In addition, the Company engages an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to its global health and safety standards. Cultural and values-based safety initiatives have been deployed within the Company to sustain and further enhance performance.

The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). In fiscal 2024, the Company had a TRIR of 0.34 and a LTIR of 0.13.

Diversity, Equity and Inclusion

The Company is dedicated to creating a workplace where diversity is celebrated, where every employee feels included and valued, and where equitable practices are the norm. The Company aims to foster a culture of innovation, collaboration, and respect that drives its success in the global marketplace. Diversity, equity, and inclusion (“DEI”) is a component of the Company’s strategy to drive a High-Performance Culture, recognized as adding value to the Company’s creation and delivery of innovative high performing products and enabling solutions to its customers’ toughest problems. The Company has elevated its focus on ‘equity’ to enable all employees to have access to the opportunities, resources, support and networks they need to develop and succeed. The Company empowers employees to take an active role in creating a culture that values uniqueness, celebrates creativity and drives innovation. The Company encourages employees to enable an inclusive culture through active participation in Business Resource Groups ("BRGs") - employee-led voluntary organizations of people with similar interests, experiences, or demographic characteristics. The Company continues to increase participation in its BRG chapters worldwide across eleven categories: African American, Asia Pacific, LGBTQ+, Emerging Leaders, Hispanic, Disabilities, Veterans, Women, Sustainability, Parents and Caregivers, and Mindful Living. Each BRG is open to all employees and sponsored and supported by senior leaders across the enterprise. The Company’s BRG structure includes monthly learning series, an active recruitment platform, an innovation hub, community engagement and feedback sessions. The Company also engages BRGs to support the acquisition and development of diverse talent internally and externally.

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

•Attracting Diverse Talent: BRGs are instrumental in positively impacting the attraction of diverse talent to the Company. BRGs support these efforts through external engagement and support of talent acquisition sourcing initiatives. The Company’s global flagship Future Leaders Internship Program continues to expand the diversity of its outreach and focus on the skills needed to advance the Company’s growth initiatives. In 2024, the Company, in response to employee feedback, launched the Mindful Living and Parents and Caregivers Together ("PACT") BRG groups. Interest and enthusiasm has been strong, and the new BRGs are growing membership at the fastest pace of any BRG group.

•Honoring Employee Contributions: The Company’s Diversity Distinction Awards serve as a recognition and encouragement for workforce contributions to the Company’s DEI efforts. Awarded to eight employees three times per year, the nomination driven Diversity Distinction Awards have become a highly regarded recognition of employee’s contribution to the progress of the Company’s DEI journey.

Talent Development

The Company must ensure the continued development and advancement of its employees to maintain a High-Performance Culture. The Company has adopted a continuous improvement approach to talent development, working to support employees’ growth while defining the skills and capabilities the organization will need in future years. To assess current enterprise capabilities and define future needs, strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. The Company continues to provide opportunities for its employees to grow their careers, with more than half of open management positions filled internally during fiscal 2024.

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

•Diversity and Inclusion: The Company has developed a structured diversity and inclusion education curriculum across the levels and stages of individuals' careers to develop and align employees with the Company’s diversity and inclusion strategy and values. The Dimensions training program is designed to develop careers of under-represented talent and a toolkit for managers to guide their self-led inclusion efforts. In fiscal 2024, the program was expanded beyond North America to a global audience. The Company’s flagship Women in Leadership ("WIL") program continues to grow in participation with a total increase of 162% since inception in 2022. The program is demonstrating measurable impact with 28% of original cohort participants being promoted since program completion.

In fiscal 2024, the Company offered a robust curriculum of almost 225,000 activities that were completed by employees, consisting of videos, courses, e-learning, documentation, articles and books, including over 4,000 active (in person or virtual) learning courses. In fiscal 2024, over 1.17 million learning activities were completed by over 81,000 employees (excluding non-wired). The total learning hours consumed by employees was 1.58 million hours, averaging almost 20 hours per employee including time invested in formal learning and standard time invested in self-paced reading or video consumption.

Organizational Engagement

The Company measures the engagement of its employees using a quarterly pulse survey initially launched in fiscal 2023. The engagement survey provides managers with their own data dashboard to view their own engagement results and can be utilized by managers at all levels to understand how to improve the Company’s culture and employee engagement. Managers are provided with resources to interpret their results and plan their actions following each survey.

Employee Population and Demographics

As of September 30, 2024, the Company employed approximately 94,000 people worldwide, of which approximately 35,000 were employed in the United States and approximately 59,000 were outside the United States. Approximately 22,000 employees are covered by collective bargaining agreements or works councils and the Company believes that its relations with its labor unions are generally positive.

Employee Diversity as of September 30, 2024
	Male	Female	Minority (1)
Total employees	77%	23%	31%
Managers	79%	21%	22%
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

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures. The Company has committed to invest a substantial portion of its new product research and development in climate and efficiency-related innovation to develop sustainable products and services. The Company invests in enhancements to the capabilities of its product lines and services to support its strategy, meet consumer preferences and achieve regulatory compliance. This includes investments in the development of the Company’s OpenBlue platform and related service offerings, digital product capabilities, energy efficient products, and low GWP refrigerants and technology.

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

Risks Related to Our Business Operations

Our future growth is dependent upon our ability to develop or acquire new products, services and technologies that achieve market acceptance with acceptable margins.

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

Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. Further, as we integrate emerging and rapidly evolving technologies, including artificial intelligence and machine learning into our products and services, we may not be able to anticipate or identify vulnerabilities, design flaws or security threats resulting from the use of such technology and develop adequate protection measures. As a result, these products may not achieve market acceptance and our brand image could suffer. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products, particularly with respect to our digital services and solutions business and OpenBlue software platform. The laws and regulations applicable to our products, and our customers’ product and service needs, change from time to time, and regulatory changes may render our products and technologies noncompliant or result in new or enhanced regulatory scrutiny. In addition, the markets for our products, services and technologies may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors, the introduction of new competitors to the market with new or innovative product offerings or the failure to address any of the above factors could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Failure to increase organizational effectiveness through the execution of our operating model and organizational improvements may reduce our profitability or adversely impact our business.

Our results of operations, financial condition and cash flows are dependent upon our ability to execute on our operating model and drive organizational improvement. We seek to develop and maintain a high-performance, customer centric culture and commercial organization characterized by continuous efficient and timely customer service, customer support, and customer intimacy enabling long-term customer loyalty. Our ability to successfully implement our operating model includes our ability to organize our operations around our commercial strategy through organizational improvements and implementing incentive programs that promote and reward the effective execution of our strategy. If we are unable to successfully implement and execute our operating model, our business, financial condition, results of operations and cash flows could be adversely affected.

We seek to drive organizational improvement through a variety of actions, including restructuring and integration activities, digital transformation, strategic initiatives, business portfolio reviews, productivity initiatives, functionalization, incentive programs, training, executive management changes, and business and operating model assessments. During the fourth quarter of fiscal year 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size its global operations as a result of previously announced portfolio optimization transactions. The Company’s ability to execute the most significant aspects of the restructuring plan will be dependent on the timing of the close of the R&LC HVAC business divestiture transaction. Risks associated with these actions include delays in execution, including a delay in the completion of the R&LC HVAC business divestiture, additional unexpected costs, loss of customer relationships, realization of fewer than estimated productivity improvements, increased change fatigue, organizational strain and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, our failure to effectively implement our operating model and manage organizational changes may lead to increased attrition of customers and employees and harm our ability to attract and retain key talent.

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

The nature of our business requires us to maintain a labor force that is sufficiently large enough to support our manufacturing operations to meet customer demand, as well as provide on-site services and project support for our customers. This includes recruiting, hiring and retaining skilled trade workers to support our direct channel field businesses. We have in the past, and could in the future, experience shortages for skilled or unskilled labor. The impacts of such labor shortages could limit our ability to scale our operations to meet increased demand and convert backlog into revenue, which could negatively impact our growth and results of operations.

In July 2024, we announced that George Oliver, our Chief Executive Officer, had informed the Board of his plan to retire and requested that the Board initiate the Company’s Chief Executive Officer succession plan. If we are unable to identify and retain a qualified successor for Mr. Oliver and successfully implement our Chief Executive Officer succession plan, then we could experience disruption in the setting and execution of our operational and strategic objectives, which could have a material adverse effect on our results of operations, financial condition and cash flows. We also may have difficulty attracting and recruiting, or retaining, qualified senior leadership during the pendency of our search for a new Chief Executive Officer.

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

We cannot be certain that our quality controls and procedures will reveal defects in our products or their raw materials, which may not become apparent until after the products have been placed in use in the market. Accordingly, there is a risk that products will have defects, which could result in loss of sales or delays in market acceptance and require a product recall or field corrective action. Such remedial actions can be expensive to implement and may damage our reputation, customer relationships and market share. We have conducted product recalls and field corrective actions in the past and may do so again in the future.

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

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems or integrate existing systems, they may not perform as expected. We also face the challenge of supporting our older systems, which are vulnerable to increased risks, including the risk of security breaches, system failures and disruptions, and implementing necessary upgrades. In addition, certain of our employees work remotely at times, which increases our vulnerability to cybersecurity and other IT risks. If we experience a problem with the functioning of an important IT system as a result of increased burdens placed on our IT infrastructure or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats directed at the Company, its products, its customers and/or its third-party service providers, including cloud providers. These threats and incidents originate from many sources globally, including threats from sophisticated nation-state actors and organized criminal groups, and include malware in the form of computer viruses, ransomware, worms, Trojan horses, spyware, adware, scareware, rogue software, and programs that act against the computer user. Techniques used to obtain unauthorized access to, or to sabotage, IT systems or networks are constantly evolving and may not be recognized until launched against a target. We and third parties utilize vendors to support our business and operations have experienced, and expect to continue to experience, these types of threats and incidents, which add to the risks to our IT systems (including our cloud services providers’ systems), internal networks, our customers’ systems and the information that they store and process. In September 2023, we experienced a cybersecurity incident consisting of unauthorized access, data exfiltration and deployment of ransomware by a third party to a portion of our internal IT infrastructure. We have and may continue to incur significant costs in connection with the cybersecurity incident, including infrastructure investments or remediation efforts. The incident could also cause reputational damage, exposure to legal claims or enforcement actions and fines levied by governmental organizations, which in turn could materially and adversely affect our results of operations. There can be no assurance that additional unauthorized access or cyber incidents will not occur or that we will not suffer material losses in the future. We could also experience similar consequences from future cybersecurity incidents. Other potential consequences could include the theft of intellectual property and the diminution in the value of our investment in research, development and engineering, which in turn could materially and adversely affect our competitiveness and results of operations.

Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. We deploy countermeasures to deter, prevent, detect, respond to and mitigate cybersecurity threats, including identity and access controls, data protection, vulnerability assessments, product software designs which we believe are less susceptible to cyber-attacks, monitoring of our IT networks and systems, maintenance of backup and protective systems and the incorporation of cybersecurity design throughout the lifecycle of our products. Despite these efforts, we have experienced, and will likely continue to experience, attacks and resulting breaches or breakdowns of our, or our third-party service providers’, databases or systems. Cybersecurity incidents, depending on their nature and scope, have resulted, and may in the future result, in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Such incidents have remained, and could in the future remain, undetected for an extended period of time, and the losses arising from such incidents could exceed our available insurance coverage for such matters. In addition, security breaches impacting our IT systems have in certain cases resulted in, and in the future could result in, a risk of loss or unauthorized disclosure or theft of information, which could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability.

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

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, our business and our products may be vulnerable to security incidents, theft, misplaced or lost data, programming errors, or errors that could potentially lead to compromising such data, improper use of our products, systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. During September 2023, we experienced a cybersecurity event consisting of unauthorized access, data exfiltration and deployment of ransomware by a third party to a portion of our internal IT infrastructure. The actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data as a result of the cybersecurity incident, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions. We could face similar consequences in the future if we, our suppliers, channel partners, customers or other third parties experience the actual or perceived risk of theft, loss, fraudulent use or misuse of data, including as a result of employee error or malfeasance, or as a result of the imaging, software, security and other products we incorporate into our products. Such an event could lead customers to select the products and services of our competitors. Both the cybersecurity incident and similar future incidents could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales.

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

We are incorporating artificial intelligence technologies into our products, services and processes. These technologies may present business, compliance and reputational risks.

Recent technological advances in artificial intelligence (“AI”) and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. The introduction of these technologies, particularly generative AI, into internal processes and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to drive internal efficiencies or create new or enhanced products or services that we are unable to compete against.

Infringement or expiration of our intellectual property rights, or allegations that we have infringed upon the intellectual property rights of third parties, could negatively affect us.

We rely on a combination of trademarks, trade secrets, patents, copyrights, know-how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. While we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. From time to time, we resort to litigation to protect our intellectual property rights. Such proceedings can be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. For those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

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

Unlike many of our competitors, we rely on a direct sales channel for a substantial portion of our revenue. The direct channel provides for the installation of fire and security solutions, and HVAC equipment manufactured by us. This represents a significant distribution channel for our products, creates a large installed base of our fire and security solutions and HVAC equipment, and creates opportunities for longer term service, monitoring, solutions and retrofit revenue over the lifecycle of the building. If we are unable to maintain or grow this installation business, whether due to changes in economic conditions, a failure to anticipate changing customer needs, a failure to introduce innovative or technologically advanced solutions, or for any other reason, our installation revenue could decline, which could in turn adversely impact our product pull-through and our ability to grow service, monitoring, solutions and retrofit revenue.

Global climate change and related regulations could negatively affect our business.

The effects of climate change create financial and operational risks to our business. For example, the effects of climate change could impact the availability and cost of materials needed for manufacturing, exacerbate existing risks to our supply chain and increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

Increased public awareness and concern regarding global climate change has resulted in more regulations designed to reduce greenhouse gas emissions. These regulations tend to target the global warming potential (“GWP”) of refrigerants, equipment energy efficiency, and the combustion of fossil fuels. Many of our products consume energy and use refrigerants. Regulations which seek to reduce greenhouse gas emissions present a risk to our global products business, predominantly our HVAC business, if we do not adequately prepare and refresh our product portfolio. As a result, we have and may in the future be required to make increased research and development and other capital expenditures to meet new regulations and standards. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet due to the required level of capital investment or technological advancement. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our product development investments.

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

As of the date of this filing, we have made several public commitments regarding our intended reduction of carbon emissions, including commitments to achieve net zero carbon emissions for Scope 1 and 2 by 2040 and the establishment of science-based targets to reduce Scope 1 and 2 carbon emissions from our operations and Scope 3, category 11 emissions from the use of sold products in the operations of our customers. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational and capital costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. We may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, we could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of our brand and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our financial condition and results of operations.

The ability of suppliers to deliver raw materials, parts and components to our manufacturing facilities, and our ability to manufacture and deliver services without disruption, could affect our results of operations.

We use a wide range of materials (primarily steel, copper and aluminum) and components (including semiconductors and other electronic components) in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, global geopolitical instability, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, during 2022 and 2023 we experienced the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation. In addition, some of our subcontractors have experienced supply chain and labor disruptions, which have and could in the future impact our ability to timely complete projects and convert our backlog. Such disruptions have and could in the future interrupt our ability to manufacture or obtain certain products and components, thereby adversely impacting our ability to provide products to customers and realize expected profit margins. We could experience the reoccurrence of similar or new disruptions in the future, the effect of which will depend on our ability to successfully mitigate the impact of these disruptions. Any such disruption could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

If our operations, particularly at our monitoring facilities and/or manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, pandemics, climate change, cybersecurity incidents, power outages, fires, explosions, abrupt political change, armed conflict, terrorism, sabotage, adverse weather conditions, public health crises, labor disputes, labor shortages or other reasons, we may be unable to effectively respond to alarm signals, fill customer orders, convert our backlog, collect revenue and otherwise meet obligations to or demand from our customers, which could adversely affect our financial performance. These events may also cause us to experience increased costs and reduced productivity. For example, our recent cybersecurity incident caused disruptions to our operations, adversely affecting our financial performance in early fiscal 2024. Further, the occurrence or reoccurrence of regional epidemics or a global pandemic, such as COVID-19, may adversely affect our operations, financial condition, and results of operations.

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

We employ approximately 94,000 people worldwide. Approximately 23% of these employees are covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers could also result in reduced demand for our products.

Risks Relating to Strategic Transactions

We may not realize the benefits of our ongoing efforts to simplify our portfolio.

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Recently, we have been engaged in a strategic evaluation of our non-core product lines, leading to the divestiture of our Air Distribution Technologies business and the entry into a definitive agreement to divest our R&LC HVAC business. Divestitures such as these involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. We may also experience unfavorable reaction to the divestiture by customers, competitors, suppliers and employees, making it more difficult to maintain business and operational relationships. Some divestitures, including the divestiture of our R&LC HVAC business, are or may be dilutive to earnings and we may not be successful in executing restructurings and other actions to minimize or offset dilution. We may also fail to successfully complete divestitures, achieve the strategic objectives of divestitures or not realize such objectives within the expected time frame, including our objective to simplify our portfolio to be a pure-play provider of comprehensive solutions for commercial buildings. With respect to the R&LC HVAC business divestiture, there can be no assurance whether and when the closing conditions will be satisfied or waived, and whether the strategic benefits and expected financial impact of the divestiture will be achieved. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. In the event we are unable to successfully divest a business or product line, we may be forced to wind down such business or product line, which could materially and adversely affect our results of operations and financial condition. We cannot provide assurance as to whether we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

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

Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses and may be dilutive to earnings. Acquisitions involve numerous other risks, including: the diversion of management attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; difficulties in assimilating employees and in attracting and retaining key personnel; challenges in successfully integrating and operating businesses with different characteristics than our current core businesses; challenges in keeping existing customers and obtaining new customers; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects; contingent liabilities (including contingent tax liabilities and earn-out obligations) that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with acquired companies. The goodwill and intangible assets recorded in past acquisitions were significant, and in future acquisitions could be significant, and impairment of such assets could result in a material adverse impact on our financial condition and results of operations.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially and adversely impact our business, financial condition and results of operations.

Risks associated with joint venture investments may adversely affect our business and financial results.

We have entered into several joint ventures and we may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we may compete against our joint venture partners in certain of our markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner’s consent to take certain actions. Our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Additionally, the financial performance of our joint ventures has resulted in, and in the future could result in, the Company having to record losses or impairments of our investment. These risks could result in a material adverse effect on our business and financial results.

Risks Related to Macroeconomic and Political Conditions

Some of the industries in which we operate are cyclical and, accordingly, demand for our products and services could be adversely affected by downturns in these industries.

Much of the demand for our products, services and solutions is driven by commercial, institutional, industrial, data center, governmental and residential construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that we serve. Construction and other capital investment projects are heavily dependent on general economic conditions, localized demand for real estate and availability of credit, public funding or other sources of financing. Some of the real estate markets we serve are prone to significant fluctuations in supply and demand. In addition, most real estate developers rely heavily on project financing in order to initiate and complete projects. Declines in real estate values and increases in prevailing interest rates could lead to significant reductions in the demand for and availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors could in turn temper demand for new building products and solutions and have a corresponding impact on our financial condition, results of operations and cash flows.

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

Many of our customers inside and outside of the industrial and commercial sectors, including governmental and institutional customers, have experienced budgetary constraints as sources of revenue have been negatively impacted by adverse or stagnant economic conditions, including sustained increases in interest rates. These budgetary constraints have in the past, and may in the future, reduce demand for our products and services among governmental and institutional customers.

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

We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic and geopolitical uncertainty in any of the regions of the world in which we operate, such as Asia, South America, the Middle East, Europe and emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations to cover our capital needs and debt service requirements. During fiscal year 2024, our results of operations were impacted by continued softening of economic conditions in China, negatively impacting the performance of the Building Solutions Asia Pacific segment. The continuation of economic weakness in China or in other regions could adversely impact our financial performance in such regions, as well as our consolidated financial performance.

In addition, as a result of our global presence, a significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While we employ financial instruments to hedge some of our transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our profit margin in various locations outside of the U.S. and adversely impact the comparability of results from period to period. During 2022 through 2024, we experienced a reduction in revenue and profits as a result of the significant strengthening of the U.S. dollar against foreign currencies. The continued strength of the U.S. dollar could continue to adversely impact our revenue and profit in non-U.S. jurisdictions.

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

Geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for or attractiveness of such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Countries also could adopt restrictive trade measures, such as tariffs, laws and regulations concerning investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, employment regulations and the repatriation of earnings and controls on imports or exports of goods, technology, or data, any of which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results. For example, the U.S., China and other countries continue to implement restrictive trade actions, including tariffs, export controls, sanctions, legislation favoring domestic investment and other actions impacting the import and export of goods, foreign investment and foreign operations in jurisdictions in which we operate. These kinds of restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to spend money, which could impair our future growth. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

Economic, political, credit and capital market conditions could adversely affect our financial performance, our ability to grow or sustain our business and our ability to access the capital markets.

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect each of our primary businesses and the businesses of our customers and suppliers. Recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. For example, recent and ongoing macroeconomic and political instability caused by rising interest rates, global supply chain disruptions, inflation, ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, geopolitical tensions and the strengthening of the U.S. dollar, have and could continue to adversely impact our results of operations. Other consequences arising from ongoing conflicts, the further escalation of geopolitical tensions globally and their effect on our business and results of operations as well as the global economy, cannot be predicted. This may include economic sanctions, embargoes, regional instability, geopolitical shifts, expansion of current conflicts, energy instability, retaliatory action by governments, supply chain disruptions, disruption to local markets, increased cybersecurity attacks against us, our third-party service providers and customers, collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. and increased tensions among countries in which we operate. Our failure to adequately react to these and other political and economic conditions could materially and adversely affect our results of operations, financial condition or liquidity.

The capital and credit markets provide us with liquidity to operate and grow our business beyond the liquidity that operating cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. In addition, we have experienced, and could continue to experience, increased capital costs due to increases in global interest rates. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due to increased interest rates, lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors; then our financial condition, results of operations and cash flows could be adversely affected.

Volatility in commodity prices may adversely affect our results of operations.

Increases in commodity costs can negatively impact the profitability of orders in backlog as prices on such orders are typically fixed; therefore, in the short-term, our ability to adjust for changes in certain commodity prices is limited. In these cases, if we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. In cases where commodity price risk cannot be naturally offset or hedged through supply-based fixed-price contracts, we use commodity hedge contracts to minimize overall price risk associated with our anticipated commodity purchases. Unfavourability in our hedging programs during a period of declining commodity prices could result in lower margins as we reduce prices to match the market on a fixed commodity cost level. Additionally, to the extent we do not or are unable to hedge certain commodities and the commodity prices substantially increase, such increases will have an adverse effect on our results of operations.

During fiscal 2022 and 2023, we at times experienced increased commodity costs as a result of global macroeconomic trends, including global price inflation, supply chain disruption and international conflict. We could experience further cost fluctuations in the future, which could negatively impact our results of operations to the extent we are unable to successfully mitigate and offset the impact of increased costs.

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

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance, decrease demand for our products, create reputational harm or require us to manufacture with alternative technologies and materials. For example, our Tyco Fire Protection Products business discontinued the production and sale of fluorinated firefighting foams in fiscal 2024, including Aqueous Film-Forming Foam ("AFFF") and related products, and has transitioned to non-fluorinated foam alternatives.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety laws governing employee injuries, and permitting requirements in addition to the environmental matters discussed above. If we are unable to adequately comply with applicable health and safety regulations and provide our employees with a safe working environment, we may be subject to litigation and regulatory action, in addition to negatively impacting our ability to attract and retain talented employees. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production. Additionally, violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations.

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

We have projects underway at multiple current and former manufacturing and testing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties, including our Fire Technology Center and Stanton Street manufacturing facility located in Marinette, Wisconsin. These projects relate to a variety of activities, including arsenic, solvent, oil, metal, lead, PFOS, PFOA and/or other per- and polyfluorinated substances ("PFAS") and other hazardous substance contamination cleanup; and structure decontamination and demolition, including asbestos abatement. Governments in the United States and internationally have increasingly been regulating PFAS, which is contained in certain of the Company's legacy firefighting foam products. These regulations include declining emission standards and limits set as to the presence of certain compounds. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites and resolve outstanding litigation could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business, results of operations and cash flows.

In addition, we have been named, along with others, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense, the U.S. military and others for fire suppression purposes and related training exercises. It is difficult to predict the outcome or ultimate financial exposure represented by these matters. Such claims may also negatively affect our reputation. See Note 21, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

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

Legislative and regulatory action may be taken in the U.S. and other jurisdictions in which we operate, which, if ultimately enacted, could result in an increase in our effective tax rate. For example, if the U.S or other jurisdictions override tax treaties upon which we rely, or broaden the circumstances under which we would be considered a U.S. resident, each of which could materially and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative or regulatory proposals and such changes could have a prospective or retroactive application. However, if proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting Johnson Controls International plc’s ability, as an Irish company, to take advantage of tax treaties with the U.S., we could be subject to increased taxation, potentially significant expense, and/or other adverse tax consequences.

In October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises ("MNE"), with an annual global revenue exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. The adoption of Pillar One and its potential effective date remain uncertain. Pillar Two requires MNEs with an annual global revenue exceeding €750 million to pay a global minimum tax of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which will be effective for the Company beginning in fiscal 2025. We are continuing to evaluate the impact on future periods of Pillar Two, including legislative updates and adoption by additional countries, which could result in an increase in our effective tax rate.

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

ITEM 1C    CYBERSECURITY

Cybersecurity Strategy and Risk Management

The Company faces a wide variety of cybersecurity threats ranging from uncoordinated individual attempts to gain unauthorized access to information technology ("IT") systems to sophisticated and targeted measures known as advanced persistent threats directed at the Company, its products, its customers, supply chain and/or its third-party service providers, including cloud providers. These threats and incidents originate from many sources globally.

The Company’s cybersecurity policies, standards, and procedures apply to all users, creating awareness of threats and the importance of information security and cybersecurity across the Company’s workforce. The policies and standards were created using elements of recognized standards such as ISO 27001 and the NIST Cybersecurity Framework for the overall enterprise and ISA/IEC 62443 for automation and control system products. The Company has implemented cybersecurity policies throughout its operations, including designing and incorporating cybersecurity into the development process for its products and services. The Company’s enterprise risk management (“ERM”) process considers cybersecurity threat risks alongside other significant risks as part of the Company’s overall risk assessment process.

The Company leverages multiple channels to promote cybersecurity topics, deliver targeted initial and refresher training for all users, and conduct an annual mandatory global information security training campaign with certification, which is translated into 20 languages, and ongoing awareness campaigns. These elements are designed to maintain a risk aware culture.

The Company maintains a 24 x 7 operations center that monitors the Company’s IT environment, and coordinates the investigation and remediation of alerts. As cybersecurity events occur, the cybersecurity team focuses on responding to and containing the threat and minimizing impact. In the event of an incident, the cybersecurity team assesses, among other factors, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost and potential for reputational harm, with participation from technical, legal and law enforcement support, as appropriate.

The Company’s vulnerability management program conducts assessments with specified frequencies for specific asset types to validate system health against known threats. The Company leverages multiple tools, which are routinely updated with new threat signatures, to continually respond to evolving threats identified as part of its threat detection capability. The Company also maintains a cybersecurity insurance policy.

The Company engages with third parties to perform security assessments of its technology environment to perform penetration testing and maturity assessment as well as providing services to support threat analysis and incident detection and response.

Cybersecurity considerations affect the selection and oversight of the Company’s third-party product and service providers. The Company performs due diligence on third parties that have access to its critical systems and data and whose products and services are integrated into the Company’s products. Contractual undertakings and oversight are put in place, based on the results of the risk assessment to manage and reduce the cybersecurity risk associated with such third-party providers. Such undertakings may include requirements to comply with administrative, technical and physical safeguards to provide notification of cyber incidents involving the Company’s systems or data and agreements to be subject to cybersecurity audits, which the Company conducts as appropriate. The Company requires compliance with appropriate certifications (e.g., SOC 2, ISO 27001, etc.) depending on the offering, region of use, and other factors.

During the weekend of September 23, 2023, the Company experienced a cybersecurity incident impacting its internal IT infrastructure and applications. The incident caused disruptions and limitation of access to portions of the Company's business applications supporting aspects of the Company's operations and corporate functions. The impact of the incident included lost and deferred revenues, primarily attributable to order processing and logistics disruptions and delays, and expenses associated with the response to, and remediation of, the incident. Further, the cybersecurity incident caused disruptions to certain of the Company’s billing systems, which negatively impacted cash provided from continuing operations primarily during the first quarter of fiscal 2024. The overall impact of the cybersecurity incident did not have a material impact on net income, net of insurance recoveries, or cash flows from operations for the full year fiscal 2024.

Cybersecurity Governance

The Company’s Board of Directors (the "Board”) has oversight of the management of the most significant risks facing the Company, including cybersecurity. The Board receives information technology and cybersecurity updates from senior management, including the Chief Information Officer, Chief Information Security Officer (“CISO”) and Chief Technology Officer, several times per year. These updates cover the cybersecurity risks facing the Company’s enterprise information technology environment, as well as the Company’s digital products and services. Regular oversight of cybersecurity matters is further delegated by the Board to the Governance and Sustainability Committee. The Governance and Sustainability Committee provides a deeper level of oversight through quarterly engagements with senior management, including the Chief Information Officer and CISO, to review the Company’s cybersecurity program, including the highest risk areas and key mitigation strategies.

The Company maintains a Cybersecurity Steering Committee ("CSC") designed to ensure effective governance of risks associated with the Company’s use of information and technology assets and demonstrate effective governance of cybersecurity risk. The CSC is chaired by the CISO, and includes the Company’s Chief Financial Officer, General Counsel, Chief Information Officer, and other senior representatives from the Company’s business segments and functions. The CSC meets quarterly to monitor the current risk landscape and active risk reduction efforts. Through this review and monitoring activity, the CSC oversees effective governance of IT Risk Management in the Enterprise IT Portfolio, drives accountability and transparency of control effectiveness, and facilitates risk remediation and mitigation in a coordinated and comprehensive manner.

The CISO is appointed by the Chief Information Officer and is responsible for cybersecurity risk management across the Company. The CISO leads a global enterprise security team responsible for enterprise-wide security strategy, architecture, engineering, and operations. The Cybersecurity Steering Committee has granted authority to the CISO to pause or stop business processes during the execution of cybersecurity incident response duties if they deem it necessary. The CSC maintains approval authority for the Company’s Enterprise Information Security Policy. The CISO has over 20 years of technology experience including cybersecurity, infrastructure, architecture, and data and analytics in highly regulated industries including healthcare and aviation and defense. The CISO has an undergraduate degree in Computer Information Systems.

ITEM 2    PROPERTIES

The Company has properties in over 60 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2024, properties related to continuing operations totaled approximately 24 million square feet of floor space of which 6 million square feet are owned and 18 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3    LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

In May 2024, stockholders of Johnson Controls, Inc., filed a putative class action Complaint against Johnson Controls, Inc., certain former officers and directors of Johnson Controls, Inc., and two related entities (Jagara Merger Sub LLC and Johnson Controls International plc) in Wisconsin state court relating to the 2016 merger of Johnson Controls and Tyco (Gumm et al. v. Molinaroli et al., Case No. 30106, filed May 23, 2024 in the Circuit Court for Milwaukee County, Wisconsin). The filing of the state court Complaint follows the dismissal of a related lawsuit originally filed in federal court in 2016, which dismissal was affirmed on appeal in November 2023. The 12-count state court Complaint asserts claims for (1) breach of fiduciary duty; (2) aiding and abetting breach of fiduciary duty; (3); unjust enrichment; (4) violations of Wisconsin Business Corporation Law §§ 180.1101-.1103; (5) breach of JCI’s Articles of Incorporation; (6) conversion; (7) violations of Wisconsin Securities Act §§ 551.501 and 551.509; (8) breach of covenant of good faith and fair dealing; (9) promissory estoppel; (10) tortious interference with contract; (11) negligent or intentional misrepresentation/equitable fraud; and (12) statutory fraud. On September 13, 2024, defendants moved to dismiss the Complaint. A hearing on the motion is expected to take place in March 2025.

Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, insurable liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3, "Legal Proceedings."

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 19, 2024 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 12, 2025.

Julie Brandt, 50, has served as Vice President and President, Building Solutions, North America since April 2023. Prior to joining Johnson Controls, Ms. Brandt served as Executive Vice President and General Manager, North America Western Region at Otis Worldwide Corp, an elevator and escalator manufacturing, installation and service company, from September 2020 until April 2023. While at Otis, Ms. Brandt also served in roles of increasing responsibility from 2000 until 2020, including Executive Vice President and Chief Transformation Officer, from January 2019 until August 2020 and Managing Director, Hong Kong, Macau and Taiwan, from January 2016 until December 2018.

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

Richard Lek, 58, has served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America since November 2024. Mr. Lek has served in roles of increasing responsibility at Johnson Controls since 2002, including Vice President and General Manager, Continental Europe, from March 2023 until November 2024, Chief Operating Officer and Business Transformation Leader Asia Pacific from August 2021 until March 2023, Vice President Business Transformation Global Products from August 2019 until March 2023, and Vice President Business Transformation EMEA/LA from January 2018 until August 2019. Earlier in his career, Mr. Lek held various Vice President and General Manage roles in the Middle East and Africa.

Nathan Manning, 48, has served as Vice President and Chief Operations Officer, Global Field Operations, since December 2022. He previously served as Vice President and President, Building Solutions, North America from October 2020 until March 2023. He also served as Vice President and General Manager, Field Operations, from March 2020 to October 2020 and Vice President and General Manager, HVAC and Controls Building Solutions North America, from January 2019 to March 2020. Prior to joining Johnson Controls, he served in various roles at General Electric, a diversified industrial and technology company, where he held the position of General Manager, Operational Excellence for General Electric’s GE Power segment from August 2017 until December 2018 and the position of General Manager, Services of GE Energy Connections, a division of GE Power, from November 2015 until August 2017. Prior to joining General Electric, Mr. Manning served as Vice President, General Manager of Eaton Aerospace, a segment of Eaton Corporation plc, a provider of power management technologies and services, from February 2014 until November 2015. Prior to joining Eaton, Mr. Manning served in a number of roles with increasing responsibility in General Electric from his hire in January 2000, including as President and Chief Executive Officer of Aviage Systems, a joint venture between General Electric and Aviation Industry Corporation of China, from July 2012 until February 2014.

Daniel C. “Skip” McConeghy, 58, has served as Vice President, Chief Accounting and Tax Officer since June 2022. Mr. McConeghy previously served as Vice President, Global Tax from October 2020 until June 2022 and as interim Controller from February 2022 until June 2022. He also served as Vice President, Corporate Tax Planning, from July 2012 through October 2020. Prior to joining Johnson Controls, Mr. McConeghy was a Tax Partner at PricewaterhouseCoopers, from July 1999 through June 2012.

George R. Oliver, 64, has served as Chief Executive Officer and Chairman of the Board since September 2017. He previously served as our President and Chief Operating Officer following the completion of the merger of Johnson Controls and Tyco in September 2016. Prior to that, Mr. Oliver was Tyco's Chief Executive Officer, a position he held from September 2012 until the completion of the Johnson Controls/Tyco merger in September 2016. He joined Tyco in July 2006, and served as President of a number of operating segments from 2007 through 2011. Before joining Tyco, he served in operational leadership roles of increasing responsibility at several General Electric divisions. Mr. Oliver also serves as a director on the board of RTX Corporation, an aerospace and defense company.

Anu Rathninde, 54, has served as Vice President and President, Building Solutions, Asia Pacific since May 2022. Prior to joining Johnson Controls, Mr. Rathninde served as President, Electrical Distribution Systems and Advanced Safety & User Experience, Asia Pacific at Aptiv plc, and mobility architecture company primarily serving the automotive sector, from November 2021 until May 2022 and as President, Electrical Distribution Systems from May 2016 until November 2021. Prior to joining Aptiv, Mr. Rathninde served as Vice President of the Automotive Products Group at Johnson Electric, manufacturer of electric motors, actuators, motion subsystems and related electro-mechanical components. Earlier in his career, Mr. Rathninde held progressive leadership positions at Aptiv in general management, engineering, business development, strategy and business planning.

Lei Zhang Schlitz, 58, has served as Vice President and President, Global Products, since November 2022. Prior to joining Johnson Controls, Ms. Schlitz served as Executive Vice President, Automotive OEM of Illinois Tool Works Inc. (“ITW”), a global manufacturer of a diversified range of industrial products and equipment, from 2019 until October 2022. Prior to serving as Vice President, Automotive OEM, Ms. Schlitz served in various leadership roles at ITW, including Executive Vice President, ITW Food Equipment Segment, from September 2015 until January 2020, Group President, Global Ware-Wash and Refrigeration Businesses and Food Equipment Asia Pacific, from January 2014 until August 2015, Group President, Worldwide Refrigeration & Weigh Wrap Business, from May 2011 until December 2013 and as Vice President, ITW Technology Center from October 2008 until April 2011. Prior to joining ITW, Ms. Schlitz served in roles of increasing responsibility at Siemens Energy & Automation from September 2001 until September 2008 and General Electric from 1998 until September 2001. Ms. Schlitz serves on the Board of Directors for Archer Daniels Midland Company, a leader in human and animal nutrition and agricultural origination and processing.

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

Marc Vandiepenbeeck, 46, has served as Executive Vice President and Chief Financial Officer since January 2024. He previously served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America from August 2023 until November 2024. From 2005 until 2023, Mr. Vandiepenbeeck served in roles of increasing responsibility at Johnson Controls, including Vice President, Finance in 2023, Vice President of Finance, Building Solutions North America, from 2021 through 2023, Vice President and Treasurer, from 2019 until 2021 and Treasurer, Asia Pacific, Middle East, Hong Kong/Shanghai and China, from 2012 until 2015.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Number of Record Holders
Title of Class	as of October 31, 2024
Ordinary Shares, $0.01 par value	27,065

As of September 30, 2024, approximately $1.7 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in March 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During fiscal 2024, the Company repurchased $1.2 billion of its ordinary shares on the open market.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/24 - 7/31/24	1,160,452	$68.56	1,160,452	$2,033,972,948
8/1/24 - 8/31/24	3,009,247	68.30	3,009,247	1,828,447,394
9/1/24 - 9/30/24	1,195,769	70.80	1,195,769	1,743,792,876

During the three months ended September 30, 2024, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

The line graph below compares the cumulative total shareholder return on the Company's ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P’s") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2019 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep'19	Sep'20	Sep'21	Sep'22	Sep'23	Sep'24
Johnson Controls International plc	100.00	95.74	162.45	120.37	133.25	198.82
S&P 500 Industrials Index	100.00	101.29	130.61	109.84	132.91	180.49
S&P 500 Index	100.00	115.15	149.70	126.80	155.20	207.65

Total Return to Shareholders
Dollars
250.00
200.00
150.00
100.00
50.00
0.00
Sep'19
Sep'20
Sep'21
Sep'22
Sep'23
Sep'24
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

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including residential and commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space), energy-management consulting. The Company's OpenBlue digital software platform enables enterprises to better manage their physical spaces by combining the Company's building products and services with cutting-edge technology and digital capabilities to enable data-driven “smart building” services and solutions. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, powered by OpenBlue, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

The Company's fiscal year ends on September 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company on a continuing operations basis for the year ended September 30, 2024 and should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

Macroeconomic Trends

Much of the demand for the Company’s products and solutions is driven by construction, facility expansion, retrofit and maintenance projects within the commercial, institutional, industrial, data center, governmental and residential sectors. Construction projects are heavily dependent on general economic conditions, localized demand for real estate and the availability of credit, public funding or other financing sources. Positive or negative fluctuations in construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that the Company serves, as well as availability of credit, financing or funding for such projects, could have a corresponding impact on the Company’s financial condition, results of operations and cash flows. During fiscal 2024, the Company observed continued softening of economic conditions in China, negatively impacting the performance of the Building Solutions Asia Pacific segment. The Company expects economic conditions in China to stabilize in fiscal 2025, however, if conditions do not stabilize, results of the Building Solutions Asia Pacific segment could be negatively impacted.

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, the currency exposure from the translation of non-U.S. dollar functional currency subsidiaries are not able to be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. During fiscal 2024, revenue and profits were negatively impacted by movements in foreign exchange rates against the U.S. dollar.

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, safe, efficient and sustainable buildings, particularly within verticals including data centers, government, healthcare and higher education. This demand is driven in part by capital investment, government tax incentives, building performance standards and regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the U.S. Climate Smart Buildings Initiative, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by an increase in commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. The Company seeks to capitalize on these trends to drive growth by developing and delivering technologies and solutions to create smart, sustainable and healthy buildings. The Company is investing in new digital and product capabilities, including its OpenBlue platform, to enable it to deliver sustainable, high-efficiency products and tailored services to enable customers to achieve their objectives. The Company is leveraging its install base, together with data-driven products and services to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

The Company has experienced, and could continue to experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, geopolitical and economic tensions, including the conflict between Russia and Ukraine and Israel and Hamas, and labor shortages. Actions taken by the Company to mitigate supply chain disruptions and inflation, including expanding and redistributing its supplier network, supplier financing, price increases and productivity improvements, have historically been successful in offsetting some, but not all, of the impact of these trends. The collective impact of these trends has been favorable to revenue due to increased demand and price increases to offset inflation, while negatively impacting margins primarily due to ongoing cost pressures. Although the Company has experienced recent stabilization, it could experience further disruptions, and shortages and cost increases could occur in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events.

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See Part I, Item 1A, of this Annual Report on Form 10-K for an additional discussion of risks.

Portfolio Simplification Transactions

The Company has been engaged in an ongoing evaluation of its non-core product lines in connection with its objective to be a pure-play provider of comprehensive solutions for commercial buildings. During the fourth quarter of fiscal 2024, the Company completed the sale of its Air Distribution Technologies business included within the Global Products segment. During the fourth quarter of fiscal 2024, the Company entered into a definitive agreement to sell its Residential and Light Commercial ("R&LC") HVAC business to Robert Bosch GmbH (“Bosch”) for approximately $8.1 billion in cash with the Company's portion of the aggregate consideration being approximately $6.7 billion, inclusive of an upfront royalty payment for the licensing of the York tradename. The R&LC HVAC business includes the Company's North America Ducted business and Johnson Controls-Hitachi Air Conditioning Holding (UK) Ltd., the Company’s global residential joint venture with Hitachi Global Life Solutions, Inc. (“Hitachi”), of which the Company owns 60% and Hitachi owns 40%. The R&LC HVAC business, which was previously reported in the Global Products segment, meets the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the consolidated financial statements as a discontinued operation, and assets and liabilities were reclassified as held for sale for all periods presented. The Company expects that the sale of the R&LC HVAC business will close in the fourth quarter of fiscal 2025.

Cybersecurity Incident

During the weekend of September 23, 2023, the Company experienced a cybersecurity incident impacting its internal information technology ("IT") infrastructure and applications. The cybersecurity incident consisted of unauthorized access, data exfiltration and deployment of ransomware by a third party to a portion of the Company's internal IT infrastructure. The incident caused disruptions and limitation of access to portions of the Company's business applications supporting aspects of the Company's operations and corporate functions, which disruptions and limitations continued into the first quarter of fiscal 2024.

The Company’s investigation and remediation efforts remain ongoing, including the analysis of data accessed, exfiltrated or otherwise impacted during the cybersecurity incident. Based on the information reviewed to date, the Company has not observed evidence of any impact to its digital products, services and solutions, including OpenBlue and Metasys.

The overall impact of the cybersecurity incident did not have a material impact on net income, net of insurance recoveries, or cash flows from operations in fiscal 2024.

The Company maintains insurance covering certain losses associated with cybersecurity incidents. A substantial portion of direct costs incurred related to containing, investigating and remediating the incident, as well as business interruption losses, have been or are expected to be reimbursed through insurance recoveries. The timing of recognizing insurance recoveries may differ from the timing of recognizing the associated expenses.

Restructuring and Cost Optimization Initiatives

During the fourth quarter of fiscal 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size its global operations as a result of previously announced portfolio simplification actions. It is expected that one-time restructuring costs, including severance and other employee termination benefits, contract termination costs, and certain other related cash and non-cash charges, of approximately $400 million will be incurred over the course of fiscal 2025, 2026 and 2027, resulting in expected annual cost savings of approximately $500 million upon full completion of the plan. The Company’s ability to execute the most significant aspects of the restructuring plan will be dependent on the timing of the close of the R&LC HVAC business divestiture transaction. Accordingly, the Company is unable to estimate the specific costs to be incurred and savings to be achieved in fiscal 2025; however, depending on the timing of the closing of the transaction and the ability to execute more significant aspects of the planned restructuring actions, the impact of costs on net income could be material in fiscal 2025. Restructuring costs will be incurred across all segments and Corporate functions.

FISCAL YEAR 2024 COMPARED TO FISCAL YEAR 2023
Net Sales

	Year Ended September 30,
(in millions)	2024	2023	Change
Net sales	$22,952	$22,331	3%

The increase in net sales was due to higher organic sales ($790 million), partially offset by the negative impact of foreign currency translation ($98 million) and the net impact of acquisitions and divestitures ($71 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 4% over the prior year, as strong growth in Products and Systems in the Building Solutions North America segment and growth in Services in all Building Solutions segments were partially offset primarily by weakness in China's Systems/Install business. Refer to the "Segment Analysis" below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2024	2023	Change
Cost of sales	$14,875	$14,527	2%
Gross profit	8,077	7,804	3%
% of sales	35.2%	34.9%

The increase in gross profit was primarily due to higher gross profit in the Systems/Install and Services businesses of the Building Solutions segments, partially offset by the Global Products segment. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2024	2023	Change
Selling, general and administrative expenses	$5,661	$5,387	5%
% of sales	24.7%	24.1%

The increase in selling, general and administrative expenses ("SG&A") was primarily due to the net impact of the water systems AFFF settlement agreement costs net of insurance recoveries ($383 million), partially offset by the year-over-year impact of net mark-to-market adjustments ($100 million) and productivity improvements. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2024	2023

Goodwill and other intangible asset impairments	$296	$212
Held for sale impairments	35	498
Long-lived and other tangible asset impairments	36	78
Restructuring and related costs	143	261
Restructuring and impairment costs	$510	$1,049

Refer to Note 2, "Acquisitions and Divestitures," "Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations," Note 7, "Property, Plant and Equipment," Note 8, "Goodwill and Other Intangible Assets," and Note 17, "Restructuring and Related Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Year Ended September 30,
	2024	2023

Interest expense, net of capitalized interest costs	$381	$297
Other financing charges	38	50
Gain on debt extinguishment	(25)	(25)
Interest income	(17)	(17)
Net foreign exchange on financing activities	(35)	(47)
Net financing charges	$342	$258
* Measure not meaningful

Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's debt.

Income Tax Provision (Benefit)

	Year Ended September 30,
(in millions)	2024	2023	Change
Income tax provision (benefit)	$111	$(468)	*
Effective tax rate	7%	(42)%
* Measure not meaningful

The fiscal 2024 effective tax rate was higher than fiscal 2023 primarily due to the establishment of a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries as a result of the planned divestiture of its R&LC HVAC business, partially offset by lower tax reserve adjustments as the result of tax audit resolutions and expired statute of limitations for certain tax years, valuation allowance adjustments and the benefits of continuing global tax planning initiatives. Refer to Note 18, "Income Taxes," of the notes to consolidated financial statements for further details.

In October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises ("MNE"), with an annual global revenue exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. The adoption of Pillar One and its potential effective date remain uncertain. Pillar Two requires MNEs with an annual global revenue exceeding €750 million to pay a global minimum tax of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which will be effective for the Company beginning in fiscal 2025. The Company continues to evaluate the impact on future periods of Pillar Two, including legislative updates and adoption by additional countries, which could result in an increase to the effective tax rate.

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2024	2023	Change
Income from discontinued operations, net of tax	$489	$452	8%

The increase in income from discontinued operations, net of tax was primarily due to decreased SG&A as a result of productivity improvements. Refer to Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations," of the notes to consolidated financial statements for further information.

FISCAL YEAR 2023 COMPARED TO FISCAL YEAR 2022
Net Sales

	Year Ended September 30,
(in millions)	2023	2022	Change
Net sales	$22,331	$20,637	8%

The increase in net sales was due to higher organic sales ($1,947 million) and the net impact of acquisitions and divestitures ($113 million), partially offset by the negative impact of foreign currency translation ($366 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 9% over the prior year, attributable to increased pricing in response to inflation pressures. Refer to the "Segment Analysis" below within Item 7 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2023	2022	Change
Cost of sales	$14,527	$13,547	7%
Gross profit	7,804	7,090	10%
% of sales	34.9%	34.4%

Gross profit increased due to organic sales growth and favorable price/cost, partially offset by the negative impact of foreign currency translation and the year-over-year impact of net pension mark-to-market adjustments ($42 million). Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2023	2022	Change
Selling, general and administrative expenses	$5,387	$5,078	6%
% of sales	24.1%	24.6%

The increase in SG&A was primarily due to certain investments to support growth, transaction and separation costs, the year-over-year impact of net mark-to-market adjustments ($71 million) and a loss associated with a fire at a leased warehouse facility ($40 million), partially offset by the absence of non-recurring environmental remediation charges in the prior year ($255 million) and positive foreign currency translation. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2023	2022

Goodwill and other intangible assets impairments	$212	$310
Held for sale impairments	498	229
Long-lived asset impairments	78	—
Restructuring and related costs	261	162
Restructuring and impairment costs	$1,049	$701

Refer to Note 2, "Acquisitions and Divestitures," Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations," Note 7, "Property, Plant and Equipment," Note 8, "Goodwill and Other Intangible Assets," and Note 17, "Restructuring and Related Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Year Ended September 30,
	2023	2022

Interest expense, net of capitalized interest costs	$297	$221
Other financing charges	50	27
Gain on debt extinguishment	(25)	—
Interest income	(17)	(6)
Net foreign exchange results for financing activities	(47)	(37)
Net financing charges	$258	$205

Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's debt.

Income Tax Provision (Benefit)

	Year Ended September 30,
(in millions)	2023	2022	Change
Income tax provision (benefit)	$(468)	$(182)	*
Effective tax rate	(42)%	(16)%
* Measure not meaningful

The statutory tax rate in Ireland of 12.5% is being used as a comparison since the Company is domiciled in Ireland.

For fiscal 2023, the effective tax rate for continuing operations was (42)% and was lower than the statutory tax rate primarily due to the favorable tax impacts of intellectual property tax adjustments, tax reserve adjustments as the result of tax audit resolutions and remeasurements, valuation allowance adjustments and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of impairment and restructuring charges.

For fiscal 2022, the effective tax rate for continuing operations was (16%) and was lower than the statutory tax rate primarily due to the favorable impact of tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of impairment and restructuring charges and the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures.

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2023	2022	Change
Income from discontinued operations, net of tax	$452	$429	5%

The increase in income from discontinued operations, net of tax was primarily due to decreased SG&A as a result of productivity improvements. Refer to Note 3, "Assets and Liabilities Held for Sale & Discontinued Operations," of the notes to consolidated financial statements for further information.

SEGMENT ANALYSIS

Management evaluates the performance of its segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income from continuing operations before income taxes and noncontrolling interests, excluding amortization of intangible assets, corporate expenses, restructuring and impairment costs, the water systems AFFF settlement costs and AFFF insurance recoveries, net financing charges, loss on divestiture and net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments.

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Building Solutions North America	$11,348	$10,330	10%	$1,663	$1,394	19%
Building Solutions EMEA/LA	4,296	4,096	5%	391	316	24%
Building Solutions Asia Pacific	2,237	2,746	(19)%	261	343	(24)%
Global Products	5,071	5,159	(2)%	1,403	1,317	7%
	$22,952	$22,331	3%	$3,718	$3,370	10%

Net Sales

•The increase in Building Solutions North America was due to organic growth ($957 million), incremental sales related to business acquisitions ($48 million) and the positive impact of foreign currency translation ($13 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was led by growth in Applied HVAC & Controls.

•The increase in Building Solutions EMEA/LA was due to organic growth, including higher prices ($233 million) and the net impact of business acquisitions and divestitures ($6 million), partially offset by the negative impact of foreign currency translation ($39 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, sales growth was led by growth in Services.

•The decrease in Building Solutions Asia Pacific was primarily due to organic sales declines ($440 million), the negative impact of foreign currency translation ($62 million) and the net impact of business acquisitions and divestitures ($7 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, sales decreased as Services growth was more than offset by weakness in the China Systems business.

•The decrease in Global Products was due to the net impact of business acquisitions and divestitures ($118 million) and the negative impact of foreign currency translation ($10 million), partially offset by organic growth ($40 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales increased as growth in Commercial HVAC was more than offset by declines in Fire & Security and Industrial Refrigeration.

Segment EBITA

•The increase in Building Solutions North America was primarily due to higher margin backlog conversion and continued growth in Services. A favorable earn-out liability adjustment also contributed to the increase.

•The increase in Building Solutions EMEA/LA was primarily due to growth in higher margin Services and productivity improvements.

•The decrease in Building Solutions Asia Pacific was primarily due to continued weakness in the Systems business in China.

•The increase in Global Products was primarily driven by operational efficiencies leading to productivity improvements.

	Net Sales for the Year Ended September 30,			Segment EBITA for the Year Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Building Solutions North America	$10,330	$9,367	10%	$1,394	$1,122	24%
Building Solutions EMEA/LA	4,096	3,845	7%	316	358	(12)%
Building Solutions Asia Pacific	2,746	2,714	1%	343	332	3%
Global Products	5,159	4,711	10%	1,317	970	36%
	$22,331	$20,637	8%	$3,370	$2,782	21%

Net Sales

•The increase in Building Solutions North America was due to organic growth, including higher prices ($979 million) and incremental sales related to business acquisitions ($29 million), partially offset by the negative impact of foreign currency translation ($45 million). Excluding the impacts of business acquisitions and foreign currency translation, sales growth was led by growth in HVAC & Controls and Fire & Security.

•The increase in Building Solutions EMEA/LA was due to organic growth, including higher prices ($324 million) and the net impact of business acquisitions and divestitures ($29 million), partially offset by the negative impact of foreign currency translation ($102 million). Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by growth in Fire & Security and HVAC & Controls.

•The increase in Building Solutions Asia Pacific was due to organic growth, including higher prices ($182 million) and the net impact of business acquisitions and divestitures ($19 million), partially offset by the negative impact of foreign currency translation ($169 million). The economic conditions in China, specifically challenges in real estate, began negatively impacting the Building Solutions Asia Pacific segment in the fourth quarter of fiscal 2023, but had an insignificant impact on results for the full year. Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by continued demand for HVAC & Controls.

•The increase in Global Products was due to the net impact of higher prices and lower volumes ($462 million) and incremental sales related to business acquisitions ($36 million), partially offset by the negative impact of foreign currency translation ($50 million). Excluding the impacts of foreign currency translation and business acquisitions, sales growth was driven by strong price realization and growth in Commercial HVAC and Industrial Refrigeration products.

Segment EBITA

•The increase in Building Solutions North America was primarily due to favorable price/cost, volume leverage and productivity savings, partially offset by unfavorable project mix.

•The decrease in Building Solutions EMEA/LA reflects the negative impact of foreign currency translation ($13 million) and higher expenses, partially offset by favorable price/cost.

•The increase in Building Solutions Asia Pacific was primarily due to favorable price/cost and productivity savings, partially offset by the negative impact of foreign currency translation ($25 million).

•The increase in Global Products was primarily due to favorable price/cost and productivity savings, partially offset by unfavorable mix, lower gross margin due to lower manufacturing absorption, an uninsured loss associated with a fire at a leased warehouse facility and the negative impact of foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30,
(in millions)	2024	2023	Change
Current assets	$11,179	$10,737
Current liabilities	(11,955)	(11,084)
	(776)	(347)	*

Less: Cash and cash equivalents	(606)	(828)
Add: Short-term debt	953	361
Add: Current portion of long-term debt	536	645
Less: Current assets held for sale	(1,595)	(1,552)
Add: Current liabilities held for sale	1,431	1,375
Working capital (as defined)	$(57)	$(346)	*

Accounts receivable - net	$6,051	$5,494	10%
Inventories	1,774	1,872	(5)%
Accounts payable	3,389	3,498	(3)%
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

•The increase in working capital (as defined) at September 30, 2024 as compared to September 30, 2023 was primarily due to an increase in accounts receivable primarily due to discontinuing the receivable factoring program during the current year, partially offset by an increase in deferred revenue and accrued compensation and benefits.

Cash Flows From Continuing Operations

	Year Ended September 30,
(in millions)	2024	2023
Cash provided by operating activities	$1,568	$1,856
Cash used by investing activities	(184)	(1,093)
Cash used by financing activities	(1,948)	(2,059)

•The decrease in cash provided by operating activities reflects lower net income and the impact of higher accounts receivable and other asset balances, which was partially offset by the timing of accounts payable and accrued liabilities payments.

•The decrease in cash used by investing activities was primarily due to the net impact of proceeds from the ADTi divestiture in fiscal 2024 and cash paid for the FM:Systems acquisition in fiscal 2023. Refer to Note 2, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for further disclosure related to acquisitions and divestitures.

•The decrease in cash used by financing activities was primarily due to changes in short- and long-term borrowing activity and stock repurchase activity. The net impact of debt proceeds and repayments generated cash of $405 million in fiscal 2024 and used cash of $457 million in fiscal 2023. This increase in cash used was substantially offset by higher stock repurchases.

Capitalization

	September 30,
(in millions)	2024	2023
Short-term debt	$953	$361
Current portion of long-term debt	536	645
Long-term debt	8,004	7,818
Total debt	9,493	8,824
Less: Cash and cash equivalents	606	828
Net debt	$8,887	$7,996

Shareholders’ equity attributable to Johnson Controls ("Equity")	$16,098	$16,545
Total capitalization (Total debt plus Equity)	25,591	25,369
Net capitalization (Net debt plus Equity)	24,985	24,541

Total net debt as a % of Total capitalization	34.7%	31.5%
Total net debt as a % of Net capitalization	35.6%	32.6%

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

•Refer to Note 10, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on debt obligations and maturities. Interest payable on long-term debt outstanding as of September 30, 2024 is $299 million in the twelve months following September 30, 2024 and $3.4 billion thereafter.

•Refer to Note 9, "Leases," of the notes to consolidated financial statements for additional information on lease obligations and maturities.

•As of September 30, 2024, the Company had purchase obligations which were payable in the next twelve months of approximately $2 billion and payable thereafter of approximately $120 million, substantially all of which relate to continuing operations. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent all future expected purchases.

•As of September 30, 2024, the Company expects to contribute $25 million and $204 million, of which $22 million and $179 million relates to continuing operations, to the global pension and postretirement plans in the next twelve months and thereafter, respectively.

•As of September 30, 2024, approximately $1.7 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity and economic environment.

•The Company declared dividends of $1.48 per share in fiscal 2024 and intends to continue paying quarterly dividends in fiscal 2025.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $606 million at September 30, 2024, are adequate to fund operations and meet its obligations for the foreseeable future. The Company expects requirements for working capital, capital expenditures, dividends, minimum pension contributions, debt maturities and any potential acquisitions or stock repurchases in fiscal 2025 will be funded from operations, supplemented by short- and long-term borrowings, if required.

–The Company manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. Commercial paper outstanding was $350 million as of September 30, 2024 and $200 million as of September 30, 2023.

–The Company maintains a shelf registration statement with the SEC under which it may issue additional debt securities, ordinary shares, preferred shares, depository shares, warrants, purchase contracts and units that may be offered in one or more offerings on terms to be determined at the time of the offering. The Company anticipates that the proceeds of any offering would be used for general corporate purposes, including repayment of indebtedness, acquisitions, additions to working capital, repurchases of ordinary shares, dividends, capital expenditures and investments in the Company's subsidiaries.

–The Company has the ability to draw on its syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2028, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2024. There were no draws on the facilities as of September 30, 2024.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of September 30, 2024, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third-party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•The Company entered into the following debt transactions in fiscal 2024:

–Repaid $924 million of debt including the following:
▪$484 million Senior Notes due 2024 with interest rates of 3.625%
▪€300 million term loans with interest rates of Euro Interbank Offered Rate (" EURIBOR") plus 0.4% to 0.7%
▪Tendered $119 million of its Notes due 2045 with an interest rate of 5.125%

–Issued $1.3 billion of debt including the following:
▪Together with its wholly owned subsidiary, Tyco Fire & Security Finance S.C.A., co-issued $700 million in 5.50% Senior Notes due in April 2029
▪€450 million short-term term loans with interest rates of EURIBOR plus 0.65% to 0.78% due in the first quarter of fiscal 2025
▪$100 million short-term term loan with an interest rate of 5.9% which is due in December 2024

•The Company expects to receive net cash proceeds related to the sale of its R&LC HVAC business of approximately $5.0 billion after tax and transaction-related expenses when the transaction closes, likely in the fourth quarter of fiscal 2025. Consistent with its capital allocation policy, the Company expects to use a portion of the proceeds to pay down debt to the extent required to retain its investment grade rating, with the remaining proceeds expected to be returned to shareholders through share repurchases.

•On April 12, 2024, Tyco Fire Products agreed to a settlement with a nationwide class of public water systems that detected PFAS in their drinking water systems that they allege to be associated with the use of AFFF. Under the terms of the agreement, Tyco Fire Products agreed to contribute $750 million to resolve these PFAS claims. Tyco Fire Products contributed an initial payment of $250 million in June 2024, with the remaining $500 million due by the first quarter of fiscal 2025. Prior to the date of the final contribution, Tyco Fire Products has agreed to contribute any applicable insurance recoveries in excess of the initial $250 million payment, up to the remaining $500 million due, within a specified period following the receipt of such recovery. During fiscal 2024, the Company recorded expected insurance recoveries of $371 million in selling, general and administrative expenses in the consolidated statements of income and collected insurance recoveries of $349 million. In accordance with its agreement and recent insurance recovery, Tyco Fire Products made an additional payment during the fourth quarter of fiscal 2024 of approximately $85 million, reducing its final payment to approximately $415 million. The amounts and timing of any additional insurance recoveries are uncertain. Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for additional discussion of the water systems settlement.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2024, the Company was in compliance with all financial covenants set forth in its credit agreements and the indentures governing its outstanding notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The Company earns a significant amount of its income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be indefinitely reinvested except in limited circumstances. However, in fiscal 2024, the Company recorded income tax expense related to a change in the Company's assertion over the outside basis differences of the Company’s investment in certain subsidiaries as a result of the planned divestiture of its R&LC HVAC business. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. The Company's intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

•The Company may from time to time purchase its outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Co-Issued Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934 with respect to the following unsecured, unsubordinated senior notes (collectively, "the Notes") which were issued by Johnson Controls International plc ("Parent Company") and Tyco Fire & Security Finance S.C.A. (“TFSCA”):

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

Year Ended September 30, 2024
Net loss attributable to the Obligor Group	$609
Net income attributable to intercompany transactions	511

The following table presents summarized balance sheet information as of September 30, 2024 (in millions):

	Obligor Group	Intercompany Balances
Current assets	$1,339	$823
Noncurrent assets	243	7,522
Current liabilities	6,726	2,789
Noncurrent liabilities	7,836	9,028

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

Goodwill and Indefinite-Lived Intangible Assets

The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s operating segments or one level below the operating segments, using a qualitative assessment or a quantitative test. A qualitative assessment is performed when prior quantitative assessments have resulted in significant excess of fair value over the carrying value of a reporting unit, and consideration of qualitative factors allow the Company to conclude it is more likely than not that the fair value of the reporting unit remains greater than its carrying value. When performing a quantitative goodwill impairment test, the fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. To estimate the fair value, the Company uses a discounted cash flow model or estimated sales price for reporting units held for sale. The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. The key assumptions used in the impairment test were management's projections of future cash flows, weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit.

Management completed its fiscal 2024 annual impairment test as of July 31, which included a qualitative assessment of all but one of its reporting units. The Company did not identify any qualitative factors that suggest that it is more likely than not that the fair value of its reporting units is less than their carrying amount, including goodwill, and as such, a quantitative impairment test was not necessary. The Company performed a quantitative goodwill impairment test of one reporting unit in the Building Solutions EMEA/LA segment with $214 million of goodwill, and its fair value was in excess of its carrying value. However, for this reporting unit, a 200 basis point increase in the discount rate, or a 200 basis point decrease in the revenue growth rates, would cause the fair value to be less than the carrying value. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge. In the second quarter of fiscal 2024, the Company performed an interim goodwill impairment test as a result of a triggering event and impaired $230 million of goodwill in its Building Solutions EMEA/LA segment.

Indefinite-lived intangible assets are also subject to at least annual impairment testing in the fourth fiscal quarter or as events occur or circumstances change that indicate the assets may be impaired. Indefinite-lived intangible assets primarily consist of trademarks and trade names and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The key assumptions used in the impairment tests were long-term revenue growth projections, weighted-average cost of capital, and the royalty rate. The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations.

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

Refer to Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the results of goodwill and indefinite-lived intangible assets impairment testing performed in fiscal 2024 and 2023.

Pension Plans

The Company provides a range of benefits, including pensions, to eligible active and former employees. Pension plan assets and obligations are measured annually, or more frequently if there is a significant remeasurement event, using various actuarial assumptions such as discount rates, assumed rates of return and compensation increases as of that date. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate.

The Company considers expected benefit payments on a plan-by-plan basis when estimating discount rates. Different discount rates are used for each plan depending on the plan jurisdiction and the expected timing of benefit payments. The Company uses country-specific discount rates determined by an independent third party which are based on government and high-quality corporate bond yields.

In estimating the expected return on plan assets, the Company considers historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions, asset mix and the impact of the active management of the plans’ invested assets. For fiscal 2025, the Company believes the long-term rate of return will approximate 6.50% for U.S. pension plans and 5.44% for non-U.S. pension plans. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a significant remeasurement event. If actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable, however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows. The following chart illustrates the estimated increases (decreases) in projected benefit obligation and future ongoing pension expense, excluding any potential mark-to-market adjustments, assuming an increase of 25 basis points in the key assumptions used for the Company's pension plans (in millions):

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Change in Projected Benefit Obligation	Change in Ongoing Pension Expense	Change in Projected Benefit Obligation	Change in Ongoing Pension Expense
Discount rate	$(28)	$2	$(40)	$1
Expected return on plan assets	—	(4)	—	(3)

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

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The Company's estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present values from the time that the costs are expected to be incurred which in some cases is not until 2068 (which is the Company's reasonable best estimate of the actuarial determined time period through which asbestos-related claims will be filed against Company affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

The Company reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2024, the Company had a valuation allowance of $6.3 billion for continuing operations, of which $5.9 billion relates to net operating and capital loss carryforwards primarily in France, Ireland, Luxembourg, Mexico, and the United Kingdom for which sustainable taxable income has not been demonstrated; and $0.4 billion for other deferred tax assets.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2024, the Company had recorded a liability of $2.1 billion for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

RISK MANAGEMENT

The Company selectively uses derivative instruments to reduce market risk associated with changes in foreign currency, commodities, and interest rates. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for speculative purposes. At the inception of the hedge, the Company assesses the effectiveness of the hedge instrument and designates the hedge instrument as a hedge of either a forecasted transaction or of the variability of cash flows to be received or paid related to an unrecognized asset or liability (a cash flow hedge) or a net investment in a non-U.S. operation (a net investment hedge).

The Company performs hedge effectiveness testing on an ongoing basis depending on the type of hedging instrument used. All derivatives not designated as hedging instruments under ASC 815, "Derivatives and Hedging," are revalued in the consolidated statements of income.

For all foreign currency derivative instruments designated as cash flow hedges, retrospective effectiveness is tested on a monthly basis using a cumulative dollar offset test. The fair value of the hedged exposures and the fair value of the hedge instruments are revalued, and the ratio of the cumulative sum of the periodic changes in the value of the hedge instruments to the cumulative sum of the periodic changes in the value of the hedge is calculated. The hedge is deemed as highly effective if the ratio is between 80% and 125%. For commodity derivative contracts designated as cash flow hedges, effectiveness is tested using a qualitative assessment of the critical terms of the hedging instrument and the hedged item. Ineffectiveness is minimal as the Company aligns most of the critical terms of its derivatives with the supply contracts.

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

At September 30, 2024 and 2023, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $144 million and $63 million, respectively.

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

Refer to Note 21, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

QUARTERLY FINANCIAL DATA

The following tables present selected quarterly financial data from continuing operations:

(in millions, except per share data) (quarterly amounts unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2024
Net sales	$5,209	$5,597	$5,898	$6,248	$22,952
Gross profit	1,778	1,922	2,109	2,268	8,077
Net income (loss)	340	(318)	851	538	1,411
Net income (loss) attributable to Johnson Controls	340	(321)	852	536	1,407
Earnings (loss) per share
Basic	0.50	(0.47)	1.26	0.80	2.09
Diluted	0.50	(0.47)	1.25	0.80	2.08

2023
Net sales	$5,155	$5,546	$5,777	$5,853	$22,331
Gross profit	1,852	1,916	2,063	1,973	7,804
Net income	101	45	947	488	1,581
Net income attributable to Johnson Controls	97	44	940	481	1,562
Earnings per share
Basic	0.14	0.07	1.37	0.70	2.28
Diluted	0.14	0.07	1.36	0.70	2.27

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries (the "Company") as of September 30, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Certain Contracts with Customers

As described in Notes 1, 3 and 4 to the consolidated financial statements, the Company recognized net sales of $22,952 million from continuing operations and $4,466 million from discontinued operations for the year ended September 30, 2024, of which a majority relates to certain over time and point in time contracts with customers. Revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services is recognized on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and estimated losses are recorded when identified. The Company enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized over time on a straight-line basis over the respective contract term. Revenue associated with the sale of equipment and related installations are generally recognized over time on a cost-to-cost input method, while the revenue for monitoring and maintenance services are recognized over time as services are rendered. In other cases, the Company recognizes revenue at the point in time when control over the goods or services transfers to the customer.

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
November 19, 2024

We have served as the Company’s auditor since 1957.

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2024	2023	2022
Net sales
Products and systems	$15,967	$15,789	$14,612
Services	6,985	6,542	6,025
	22,952	22,331	20,637
Cost of sales
Products and systems	10,677	10,736	10,124
Services	4,198	3,791	3,423
	14,875	14,527	13,547

Gross profit	8,077	7,804	7,090

Selling, general and administrative expenses	5,661	5,387	5,078
Restructuring and impairment costs	510	1,049	701
Net financing charges	342	258	205
Equity income (loss)	(42)	3	6

Income from continuing operations before income taxes	1,522	1,113	1,112

Income tax provision (benefit)	111	(468)	(182)

Income from continuing operations	1,411	1,581	1,294

Income from discontinued operations, net of tax (Note 3)	489	452	429

Net income	1,900	2,033	1,723

Income from continuing operations attributable to noncontrolling interests	4	19	15
Income from discontinued operations attributable to noncontrolling interests	191	165	176

Net income attributable to Johnson Controls	$1,705	$1,849	$1,532

Amounts attributable to Johnson Controls
Income from continuing operations	$1,407	$1,562	$1,279
Income from discontinued operations	298	287	253
Net income	$1,705	$1,849	$1,532

Basic earnings per share attributable to Johnson Controls
Continuing operations	$2.09	$2.28	$1.84
Discontinued operations	0.44	0.42	0.36
Total	$2.53	$2.70	$2.20

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$2.08	$2.27	$1.83
Discontinued operations	0.44	$0.42	0.36
Total	$2.52	$2.69	$2.19

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2024	2023	2022

Net income	$1,900	$2,033	$1,723

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39	(84)	(603)
Realized and unrealized gains (losses) on derivatives	(19)	25	7
Pension and postretirement plans	(4)	(1)	(3)
Other comprehensive income (loss)	16	(60)	(599)

Total comprehensive income	1,916	1,973	1,124

Comprehensive income attributable to noncontrolling interests:
Net income	195	184	191

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25	(15)	(123)
Realized and unrealized gains on derivatives	—	(1)	1
Other comprehensive income (loss)	25	(16)	(122)
Comprehensive income attributable to noncontrolling interests	220	168	69
Comprehensive income attributable to Johnson Controls	$1,696	$1,805	$1,055

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2024	2023

Assets

Cash and cash equivalents	$606	$828
Accounts receivable - net	6,051	5,494
Inventories	1,774	1,872
Current assets held for sale	1,595	1,552
Other current assets	1,153	991
Current assets	11,179	10,737

Property, plant and equipment - net	2,403	2,374
Goodwill	16,725	16,772
Other intangible assets - net	4,130	4,772
Noncurrent assets held for sale	3,210	3,105
Other noncurrent assets	5,048	4,482
Total assets	$42,695	$42,242

Liabilities and Equity

Short-term debt	$953	$361
Current portion of long-term debt	536	645
Accounts payable	3,389	3,498
Accrued compensation and benefits	1,048	847
Deferred revenue	2,160	1,923
Current liabilities held for sale	1,431	1,375
Other current liabilities	2,438	2,435
Current liabilities	11,955	11,084

Long-term debt	8,004	7,818
Pension and postretirement benefit obligations	217	252
Noncurrent liabilities held for sale	405	407
Other noncurrent liabilities	4,753	4,987
Noncurrent liabilities	13,379	13,464

Commitments and contingencies (Note 21)

Ordinary shares (par value $0.01; 2.0 billion shares authorized; shares issued: 2024 - 692,964,542; 2023 - 709,968,796)	7	7
Ordinary A shares (par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2024 and 2023)	—	—
Preferred shares (par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2024 and 2023)	—	—
Ordinary shares held in treasury, at cost (shares held: 2024 - 30,086,539; 2023 - 29,596,724)	(1,268)	(1,240)
Capital in excess of par value	17,475	17,349
Retained earnings	848	1,384
Accumulated other comprehensive loss	(964)	(955)
Shareholders’ equity attributable to Johnson Controls	16,098	16,545
Noncontrolling interests	1,263	1,149
Total equity	17,361	17,694
Total liabilities and equity	$42,695	$42,242

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2024	2023	2022
Operating Activities of Continuing Operations
Income from continuing operations attributable to Johnson Controls	$1,407	$1,562	$1,279
Income from continuing operations attributable to noncontrolling interests	4	19	15
Income from continuing operations	1,411	1,581	1,294
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	816	745	717
Pension and postretirement benefit expense (income)	(43)	58	(219)
Pension and postretirement contributions	(6)	(48)	(69)
Equity in earnings of partially-owned affiliates, net of dividends received	44	(3)	—
Deferred income taxes	(403)	(602)	(190)
Non-cash restructuring and impairment charges	411	827	555
Equity-based compensation expense	107	107	98
Other - net	(112)	(117)	(59)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(537)	(259)	(409)
Inventories	(17)	(58)	(539)
Other assets	(482)	(187)	(349)
Restructuring reserves	(76)	57	(9)
Accounts payable and accrued liabilities	645	(85)	847
Accrued income taxes	(190)	(160)	(431)
Cash provided by operating activities from continuing operations	1,568	1,856	1,237

Investing Activities of Continuing Operations
Capital expenditures	(494)	(446)	(487)
Sale of property, plant and equipment	1	30	127
Acquisition of businesses, net of cash acquired	(3)	(726)	(269)
Business divestitures, net of cash divested	345	28	—
Other - net	(33)	21	41
Cash used by investing activities from continuing operations	(184)	(1,093)	(588)

Financing Activities of Continuing Operations
Net proceeds (payments) from borrowings with maturities less than three months	48	(75)	379
Proceeds from debt	1,281	1,173	1,771
Repayments of debt	(924)	(1,555)	(184)
Stock repurchases and retirements	(1,246)	(625)	(1,441)
Payment of cash dividends	(1,000)	(980)	(916)
Other - net	(107)	3	(4)
Cash used by financing activities from continuing operations	(1,948)	(2,059)	(395)

Discontinued Operations
Cash provided by operating activities	530	365	753
Cash used by investing activities	(37)	(91)	(105)
Cash used by financing activities	(132)	(115)	(121)
Cash provided by discontinued operations	361	159	527
Effect of exchange rate changes on cash, cash equivalents and restricted cash	59	(5)	(53)
Change in cash, cash equivalents and restricted cash held for sale	(6)	(5)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	(150)	(1,147)	725
Cash, cash equivalents and restricted cash at beginning of period	917	2,064	1,339
Cash, cash equivalents and restricted cash at end of period	767	917	2,064
Less: Restricted cash	161	89	35
Cash and cash equivalents at end of period	$606	$828	$2,029

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity

	Year Ended September 30,
(in millions)	2024	2023	2022
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,545	$16,268	$17,562

Ordinary Shares - Beginning and ending balance	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,240)	(1,203)	(1,152)
Employee equity-based compensation withholding taxes	(28)	(37)	(51)
Ending balance	(1,268)	(1,240)	(1,203)

Capital in Excess of Par Value
Beginning balance	17,349	17,224	17,116
Share-based compensation expense	85	85	88
Other, including options exercised	41	40	20
Ending balance	17,475	17,349	17,224

Retained Earnings
Beginning balance	1,384	1,151	2,025
Net income attributable to Johnson Controls	1,705	1,849	1,532
Cash dividends declared	(995)	(991)	(965)
Repurchases and retirements of ordinary shares	(1,246)	(625)	(1,441)
Ending balance	848	1,384	1,151

Accumulated Other Comprehensive Loss
Beginning balance	(955)	(911)	(434)
Other comprehensive loss	(9)	(44)	(477)
Ending balance	(964)	(955)	(911)
Ending Balance	16,098	16,545	16,268

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,149	1,134	1,191
Comprehensive income attributable to noncontrolling interests	220	168	69
Dividends attributable to noncontrolling interests	(108)	(152)	(131)
Other	2	(1)	5
Ending Balance	1,263	1,149	1,134

Total Shareholders' Equity	$17,361	$17,694	$17,402
Cash Dividends Declared per Ordinary Share	$1.48	$1.45	$1.39

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

As discussed in more detail in Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations", the Company has entered into a definitive agreement to sell its Residential and Light Commercial (“R&LC") HVAC business, including the North America Ducted business and the global Residential joint venture with Hitachi Global Life Solutions, Inc. (“Hitachi”), of which Johnson Controls owns 60% and Hitachi owns 40%. The R&LC HVAC business, which was previously reported in the Global Products segment, meets the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the consolidated financial statements as a discontinued operation, and assets and liabilities were reclassified as held for sale for all periods presented. Unless otherwise noted, all activities and amounts reported in the following footnotes relate to the continuing operations of the Company and exclude activities and amounts related to the R&LC HVAC business.

Principles of Consolidation

The consolidated financial statements include the accounts of Johnson Controls International plc and its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. Investments in partially-owned affiliates are accounted for by the equity method when the Company exercises significant influence, which typically occurs when its ownership interest exceeds 20%, and the Company does not have a controlling interest.

The Company consolidates variable interest entities ("VIE") when it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant. The Company did not have any material consolidated or nonconsolidated VIEs in its continuing operations for the presented reporting periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

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

Acquisitions

The purchase price of acquired businesses is allocated to the related identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, any contingent consideration is recorded at the estimated fair value as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in the consolidated statements of operations. Payments for contingent earn-out liabilities that are less than or equal to estimates on the acquisition date are reflected as financing cash outflows. Amounts paid in excess of the estimated contingent earn-out liabilities on the acquisition date are reflected as operating cash outflows.

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

Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains on the sale of a disposal group are not recognized until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

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

Receivables

Receivables consist of billed receivables which are currently due from customers and unbilled receivables where the Company has satisfied its performance obligations, but has not yet issued the invoice to the customer. Incentives are periodically offered to customers, including early payment discounts and extended payment terms of certain receivables. The Company extends credit to customers in the normal course of business and maintains an allowance for expected credit losses resulting from the inability or unwillingness of customers to make required payments. The allowance for expected credit losses is based on historical experience, existing economic conditions, reasonable and supportable forecasts, and any specific customer collection issues the Company has identified. The Company evaluates the reasonableness of the allowance for expected credit losses on a quarterly basis. The allowance for expected credit losses was $210 million as of September 30, 2024 and $88 million as of September 30, 2023.

The Company has previously entered into various factoring agreements to sell certain accounts receivable to third-party financial institutions. The Company collected the majority of the factored receivables on behalf of the financial institutions, but maintained no other continuing involvement with the factored receivables. Sales of accounts receivable were reflected as a reduction of accounts receivable in the consolidated statements of financial position and the proceeds were included in cash flows from operating activities in the consolidated statements of cash flows. The Company discontinued its receivables factoring program in March 2024.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is reviewed for impairment during the fourth fiscal quarter (as of July 31) or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be the Company’s operating segments or one level below the operating segments, using a qualitative assessment or a quantitative test. A qualitative assessment is performed when prior quantitative assessments have resulted in significant excess of fair value over the carrying value of a reporting unit, and consideration of qualitative factors allow the Company to conclude it is more likely than not that the fair value of the reporting unit remains greater than its carrying value. When performing a quantitative goodwill impairment test, the fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. To estimate the fair value, the Company uses a discounted cash flow model or estimated sales price for reporting units held for sale. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared to the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

Indefinite-lived intangible assets are also subject to at least annual impairment testing in the fourth fiscal quarter or as events occur or circumstances change that indicate the assets may be impaired. Indefinite-lived intangible assets primarily consist of trademarks and trade names and are tested for impairment using a relief-from-royalty method. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. The Company considers the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment.

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

The Company has certain real estate leases that contain variable lease payments which are based on changes in the Consumer Price Index ("CPI"). Additionally, the Company's leases generally require it to pay for fuel, maintenance, repair, insurance and taxes. These payments are not included in the right-of-use asset or lease liability and are expensed as incurred.

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

The Company also sells certain HVAC and refrigeration products and services in bundled arrangements with multiple performance obligations, such as equipment, commissioning, service labor and extended warranties. Approximately four to twenty-four months separate the timing of the first deliverable until the last piece of equipment is delivered. There may also be extended warranty arrangements with durations of one to five years commencing upon the end of the standard warranty period. In addition, the Company sells security monitoring systems that may have multiple performance obligations, including equipment, installation, monitoring services and maintenance agreements. Revenue associated with the sale of equipment and related installations are generally recognized over time on a cost-to-cost input method, while the revenue for monitoring and maintenance services are recognized over time as services are rendered. The transaction price is allocated to each performance obligation based on the relative standalone selling price method. In order to estimate relative standalone selling price, market data and transfer price studies are utilized. If the standalone selling price is not directly observable, the Company estimates the standalone selling price using an adjusted market assessment approach or expected cost plus margin approach. If the Company retains ownership of the subscriber system asset, fees for monitoring and maintenance services are recognized over the contract term on a straight-line basis. Non-refundable fees received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs, are deferred and amortized over the estimated life of the contract.

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

Subscriber system assets include installed property, plant and equipment for which the Company retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g., security control panels, touch pad, motion detectors, window sensors, and other equipment) and installation costs associated with electronic security monitoring arrangements under which the Company retains ownership of the security system assets in a customer's place of business or residence. Installation costs represent costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and may retrieve such assets when the agreement is terminated. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

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

Certain contracts and related customer relationships result from purchasing residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program, primarily outside of North America. Acquired contracts and related customer relationships are recorded at their contractually determined purchase price. During the first 6 months (12 months in certain circumstances) after the purchase of the customer contract, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a chargeback by the Company to the dealer for the full amount of the contract purchase price. The Company records the amount charged back to the dealer as a reduction of the previously recorded intangible asset. Intangible assets arising from the ADT dealer program are amortized in pools determined by the same month and year of contract acquisition on a straight-line basis over the period of the customer relationship. The estimated useful life of dealer intangibles ranges from 12 to 15 years.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and primarily included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2024, 2023 and 2022 were $267 million, $251 million and $236 million, respectively.

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

•For grants in fiscal 2024 and 2023, expected volatility is based on the historical volatility of the Company's stock corresponding to the expected life as of the grant date. For grants in fiscal 2022, expected volatility is based on the historical volatility of the Company's stock since October 2016 and certain peer companies' stock prior to October 2016 over the most recent period corresponding to the expected life as of the grant date.

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

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. Aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in income from continuing operations for the years ended September 30, 2024, 2023 and 2022 were $(10) million, $22 million and $33 million, respectively.

Derivative Financial Instruments

The Company has written policies and procedures that place all derivative financial instruments under the direction of Corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of derivatives for speculative purposes is strictly prohibited. The Company selectively uses derivatives to manage the market risk from changes in foreign exchange rates, commodity prices, and interest rates.

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

Guarantees

The Company records an estimate for future warranty-related costs based on actual historical claims and other known factors. Based on analysis of return rates and other factors, the Company’s warranty provisions are adjusted as necessary. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different from those estimates.

The Company’s product warranty liability is recorded in the consolidated statements of financial position in other current liabilities if the warranty is less than one year and in other noncurrent liabilities if the warranty extends longer than one year.

Loss Contingencies

Accruals are recorded for various contingencies including legal proceedings, environmental matters, self-insurance and other claims that arise in the normal course of business when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial determined estimates. Additionally, the Company records receivables from third party insurers when recovery has been determined to be probable.

The Company is subject to laws and regulations relating to protecting the environment. Expenses associated with environmental remediation obligations are recognized when such amounts are probable and can be reasonably estimated.

Liabilities and expenses for workers' compensation, product, general and auto liabilities are dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Receivables from third party insurers are recorded when recovery has been determined to be probable. The Company maintains captive insurance companies to manage its insurable liabilities.

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries, along with numerous other companies, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The estimated liability and corresponding insurance recovery for pending and future claims and defense costs are based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present values from the time that the costs are expected to be incurred which in some cases is not until 2068 (which is the Company's reasonable best estimate of the actuarial determined time period through which asbestos-related claims will be filed against its affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and its defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims and defense costs or insurance receivable is warranted.

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

New Accounting Pronouncements

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

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $703 million and $520 million as of September 30, 2024, and September 30, 2023, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and depletion. The Company expects to adopt the new annual disclosures as required for fiscal 2028 and the interim disclosures as required beginning with the first quarter of fiscal 2029.

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

2.ACQUISITIONS AND DIVESTITURES

Fiscal 2024

During fiscal 2024, the Company completed three divestitures, including the divestiture of its Air Distribution Technologies ("ADTi") business which was included within the Global Products segment. The combined selling price, net of cash divested, was $347 million, of which $332 million was received as of September 30, 2024. In connection with the closing of the ADTi transaction, the Company recorded a pre-tax loss of $42 million within selling, general and administrative expenses in the consolidated statements of income. An impairment of $56 million was recorded within restructuring and impairment costs in the consolidated statements of income while the business was classified as held for sale. Net cash proceeds from the divestitures were used for general corporate purposes. The businesses did not meet the criteria to be classified as discontinued operations as the divestitures did not represent a strategic shift that will have a major effect on the Company's operations and financial results.

Fiscal 2023

In July 2023, the Company completed its acquisition of FM:Systems, a leading digital workplace management and Internet of Things ("IoT") solutions provider for facilities and real estate professionals, for $540 million, net of cash acquired, which was comprised of an upfront cash payment of $465 million, and the estimated fair value at the acquisition date of contingent earn-out liabilities which are primarily based upon the achievement of certain defined operating results in the two years following the acquisition. In connection with the acquisition and subsequent measurement period adjustments, the Company recorded goodwill of $407 million in the Building Solutions North America segment. Goodwill is attributable primarily to expected synergies, expanded market opportunities and other benefits that the Company believes will result from integrating the products and capabilities of FM:Systems into its operations. The goodwill created in the acquisition is not deductible for tax purposes.

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

3.    ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

In July 2024, the Company entered into a definitive agreement to sell its R&LC HVAC business, which includes the North America Ducted businesses and the global Residential joint venture with Hitachi, of which Johnson Controls owns 60% and Hitachi owns 40%, to Bosch Group for approximately $8.1 billion in cash with the Company’s portion of the aggregate consideration being approximately $6.7 billion, inclusive of an upfront royalty payment for the licensing of the York tradename. The transaction is expected to close in the fourth quarter of fiscal 2025, subject to required regulatory approvals and other customary closing conditions. The R&LC HVAC business, which was previously reported in the Global Products segment, meets the criteria to be classified as discontinued operations as it represents a strategic shift in the Company's operations and results in the exit of substantially all of its residential and light commercial HVAC businesses. As a result, results of the business are presented in discontinued operations for all periods presented.

The Company determined that the assets and liabilities for the R&LC HVAC business met the held for sale criteria during the fourth quarter of 2024. Accordingly, the businesses' assets and liabilities were reclassified in the consolidated balance sheets at September 30, 2024 and 2023 to held for sale, and the Company ceased recording depreciation and amortization for the held for sale assets.

The following table summarizes the results of the R&LC HVAC business which are reported as discontinued operations (in millions):

	Year Ended September 30,
	2024	2023	2022
Net sales	$4,466	$4,462	$4,662
Cost of goods sold	3,300	3,295	3,409
Gross profit	1,166	1,167	1,253
Selling, general and administrative expenses	761	794	867
Restructuring and impairment costs	34	15	20
Net financing charges	17	23	8
Equity income	276	262	240
Income from discontinued operations before income taxes	630	597	598
Provision for income taxes on discontinued operations	141	145	169
Income from discontinued operations, net of tax	489	452	429
Income from discontinued operations attributable to noncontrolling interest, net of tax	191	165	176
Income from discontinued operations	$298	$287	$253

The following table summarizes the assets and liabilities of the R&LC HVAC business which were classified as held for sale (in millions):

	September 30,
	2024	2023

Cash	$5	$7
Accounts receivable - net	592	512
Inventories	876	904
Other current assets	122	129
Current assets held for sale	1,595	1,552

Property, plant and equipment - net	793	762
Goodwill	1,182	1,164
Other intangible assets - net	96	116
Investments in partially-owned affiliates	949	905
Other noncurrent assets	190	158
Noncurrent assets held for sale	3,210	3,105
Total assets classified as held for sale	$4,805	$4,657

Short-term debt	$—	$24
Accounts payable	917	770
Accrued compensation and benefits	113	111
Deferred revenue	84	73
Other current liabilities	317	397
Current liabilities held for sale	1,431	1,375

Pension and postretirement benefit obligations	28	27
Other noncurrent liabilities	377	380
Noncurrent liabilities held for sale	405	407
Total liabilities classified as held for sale	$1,836	$1,782

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of September 30, 2024, the estimated fair value less costs to sell of the held for sale businesses exceeded their carrying value, and therefore, no adjustment was necessary.

During the year ended September 30, 2023, the Company recorded impairment charges for the Global Retail business of $438 million and the Building Solutions Asia Pacific segment of $60 million. The impairment charges were primarily due to reductions in the estimated fair values of the businesses to be disposed as a result of negotiations with potential buyers and were recorded within restructuring and impairment costs in the consolidated statements of income. During the third quarter of fiscal 2023, the Company concluded that its Global Retail business no longer met the criteria to be classified as held for sale, as it was no longer probable that it would be sold in the next 12 months. The net assets were reclassified to held and used at the lower of fair value or adjusted carrying value, and due to prior period impairment charges recorded, there was no impact to the consolidated statements of income as a result of this reclassification.

4.REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by products and systems versus services revenue (in millions):

	Year Ended September 30,
	2024			2023
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$7,099	$4,249	$11,348	$6,368	$3,962	$10,330
Building Solutions EMEA/LA	2,314	1,982	4,296	2,275	1,821	4,096
Building Solutions Asia Pacific	1,483	754	2,237	1,987	759	2,746
Global Products	5,071	—	5,071	5,159	—	5,159
Total	$15,967	$6,985	$22,952	$15,789	$6,542	$22,331

The following table presents further disaggregation of Global Products revenues by product type (in millions):

	Year Ended September 30,
	2024	2023
HVAC	$2,280	$2,358
Fire & Security	2,370	2,446
Industrial Refrigeration	421	355
Total	$5,071	$5,159

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

		September 30,
	Location of contract balances	2024	2023
Contract assets - current	Accounts receivable - net	$1,931	$2,339
Contract assets - noncurrent	Other noncurrent assets	11	12
Contract liabilities - current	Deferred revenue	2,160	1,923
Contract liabilities - noncurrent	Other noncurrent liabilities	252	225

The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $1.7 billion and $1.5 billion for the years ended September 30, 2024 and 2023, respectively.

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

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $21.1 billion, of which approximately 64% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose contracts to construct hospitals, schools and other governmental buildings, which include services to be performed over the building's lifetime, with average initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less and contracts that are cancellable without substantial penalty.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	September 30,
	2024	2023
Other current assets	$265	$156
Other noncurrent assets	291	224
Total	$556	$380

Amortization of costs to obtain or fulfill a contract was $312 million and $251 million during the years ended September 30, 2024 and 2023, respectively. There were no impairment losses recognized in the year ended September 30, 2024 or 2023.

5.    ACCOUNTS RECEIVABLE

The Company discontinued its receivable factoring program in March 2024. The Company sold $641 million and $1,717 million of accounts receivable under factoring agreements during the years ended September 30, 2024, and 2023, respectively. The cost of factoring such receivables was not material. Previously sold receivables still outstanding were $16 million and $615 million as of September 30, 2024 and 2023, respectively.

6.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2024	2023

Raw materials and supplies	$765	$859
Work-in-process	130	180
Finished goods	879	833
Inventories	$1,774	$1,872

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2024	2023

Buildings and improvements	$1,033	$1,042
Subscriber systems	973	823
Machinery and equipment	3,374	3,309
Construction in progress	418	442
Land	48	50
Total property, plant and equipment	5,846	5,666
Less: Accumulated depreciation	(3,443)	(3,292)
Property, plant and equipment - net	$2,403	$2,374

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

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	Year Ended September 30, 2024
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$10,040	$1,932	$1,179	$4,586	17,737
Accumulated impairment loss	(659)	(47)	—	(259)	(965)
Balance at beginning of period	9,381	1,885	1,179	4,327	16,772
Impairments	—	(230)	—	—	(230)
Foreign currency translation and other (1)	10	107	48	18	183
Balance at end of period	$9,391	$1,762	$1,227	$4,345	$16,725
(1) Includes measurement period adjustments and the allocation of $21 million of goodwill from Global Products to the ADTi disposal group classified as held for sale in June 2024 and subsequently divested in July 2024. Refer to Note 2, "Acquisitions and Divestitures" of the notes to the consolidated financial statements for further information.

	Year Ended September 30, 2023
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$9,630	$1,794	$1,116	$4,416	16,956
Accumulated impairment loss	(659)	(47)	—	(75)	(781)
Balance at beginning of period	8,971	1,747	1,116	4,341	16,175
Acquisitions	399	13	55	119	586
Impairments	—	—	—	(184)	(184)
Foreign currency translation and other	11	125	8	51	195
Balance at end of period	$9,381	$1,885	$1,179	$4,327	$16,772

Management completed its fiscal 2024 annual impairment test as of July 31, which included a qualitative assessment of all but one of its reporting units. The Company did not identify any qualitative factors that suggest that it is more likely than not that the fair value of its reporting units is less than their carrying amount, including goodwill, and as such, a quantitative impairment test was not necessary. The Company performed a quantitative goodwill impairment test of one reporting unit with $214 million of goodwill, and its fair value was in excess of its carrying value. However, for this reporting unit, a 200 basis point increase in the discount rate, or a 200 basis point decrease in the revenue growth rates, would cause the fair value to be less than the carrying value. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge.

In the second quarter of fiscal 2024, the Company determined a triggering event had occurred for one of its reporting units in the Business Solutions EMEA/LA segment due to year-to-date results and projections for the remainder of fiscal 2024 being lower than the forecast used in the previous annual goodwill impairment test, and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $230 million within restructuring and impairment costs in the consolidated statements of income, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

In the second quarter of fiscal 2023, management completed an updated comprehensive review of the Silent-Aire reporting unit, which is included in the Global Products segment. Because actual results were lower than planned and the nearer term forecast was revised to reflect lower margins and earnings, the Company determined a triggering event had occurred and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $184 million within restructuring and impairment costs in the consolidated statements of income in fiscal 2023, which was determined by comparing the carrying amount of the reporting unit to its fair value. During its fiscal 2022 annual impairment test, the Company recorded a non-cash impairment charge of $75 million of Silent Aire goodwill within restructuring and impairment costs in the consolidated statements of income. The Company used a discounted cash flow model to estimate the fair value of the Silent-Aire reporting unit in both fiscal 2023 and 2022. The primary assumptions and inputs used in the model included management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" due to the unobservable inputs used. The Silent-Aire reporting unit had no remaining goodwill balance as of September 30, 2024 and 2023.

During fiscal 2022, the Company concluded it had a triggering event requiring assessment of goodwill impairment for its North America Retail reporting unit in conjunction with classifying its Global Retail business as held for sale. As a result, the Company recorded a non-cash impairment charge of $235 million within restructuring and impairment costs in the consolidated statements of income in fiscal 2022. The North America Retail reporting unit had no remaining goodwill balance as of September 30, 2024 and 2023. The Company used the market approach to estimate the fair value of the reporting unit based on the relative estimated sales proceeds for the planned disposal of the Global Retail business attributable to the North America Retail reporting unit. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

There were no other triggering events requiring that an impairment assessment be conducted in fiscal 2024, 2023 or 2022. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

Other Intangible Assets

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	September 30,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,592	$(955)	$637	$1,562	$(795)	$767
Customer relationships	2,632	(1,517)	1,115	2,854	(1,380)	1,474
Miscellaneous	886	(480)	406	831	(409)	422
	5,110	(2,952)	2,158	5,247	(2,584)	2,663
Indefinite-lived intangible assets
Trademarks/tradenames	1,972	—	1,972	2,109	—	2,109
Total intangible assets	$7,082	$(2,952)	$4,130	$7,356	$(2,584)	$4,772

During the fourth quarter of fiscal 2024, the Company impaired $32 million and $13 million of miscellaneous intangible assets in the Global Products segment and Building Solutions North America segment, respectively. These non-cash charges were recorded within restructuring and impairment costs in the consolidated statement of income.

During the fourth quarter of fiscal 2023, the Company impaired $18 million of miscellaneous intangible assets in the Global Products segment and $10 million of a trademark in the Building Solutions Asia Pacific segment. These non-cash charges were recorded within restructuring and impairment costs in the consolidated statements of income.

There were no impairments of other indefinite-lived intangible assets in any of these years, other than as disclosed above. For all other remaining indefinite-lived intangible assets, the Company estimated fair values were greater than the carrying values, with the exception of two other registered trademarks in which the estimated fair values were consistent with their carrying values which totaled $335 million as of July 31, 2024.

Amortization of other intangible assets included within continuing operations for the years ended September 30, 2024, 2023 and 2022 was $476 million, $426 million and $413 million, respectively.

The following table summarizes estimated amortization of existing definite-lived intangible assets as of September 30, 2024 for each of the next five fiscal years (in millions):

2025	$453
2026	400
2027	365
2028	276
2029	183

9.    LEASES

The following table presents the Company’s lease costs (in millions):

	Year Ended September 30,
	2024	2023	2022
Operating lease cost	$374	$365	$334
Variable lease cost	170	154	160
Total lease costs	$544	$519	$494

The following table presents supplemental consolidated statement of financial position information (in millions):

		September 30,
	Location of lease balances	2024	2023
Operating lease right-of-use assets	Other noncurrent assets	$1,170	$1,301
Operating lease liabilities - current	Other current liabilities	289	298
Operating lease liabilities - noncurrent	Other noncurrent liabilities	921	1,016

Weighted-average remaining lease term		7 years	7 years
Weighted-average discount rate		3.8%	3.5%

The following table presents supplemental cash flow information related to operating leases (in millions):

	Year Ended September 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$377	$355	$349
Noncash operating lease activity:
Right-of-use assets obtained in exchange for operating lease liabilities	354	389	358

The following table presents future minimum rental payments for operating lease liabilities as of September 30, 2024 (in millions):

2025	$326
2026	265
2027	207
2028	155
2029	106
After 2029	314
Total operating lease payments	1,373
Less: Interest	(163)
Present value of lease payments	$1,210

10.     DEBT AND FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following (in millions):

	September 30,
	2024	2023
Term loans	$603	$159
Commercial paper	350	200
Bank borrowings	—	2
	$953	$361
Weighted average interest rate on short-term debt outstanding	4.8%	4.9%

Long-Term Debt

Long-term debt consisted of the following (in millions; due dates by fiscal year):

			September 30,
Issuer	Interest Rate	Due Date	2024	2023
US dollar debt
JCI plc	3.625%	2024	$—	$453
JCI Inc.	3.625%	2024	—	31
JCI plc	3.90%	2026	487	487
TIFSA[1]	3.90%	2026	51	51
JCI plc and TFSCA[2]	5.50%	2029	700	—
JCI plc and TFSCA[2]	1.75%	2030	625	625
JCI plc and TFSCA[2]	2.00%	2031	500	500
JCI plc and TFSCA[2]	4.90%	2033	400	400
JCI plc	6.00%	2036	342	342
JCI Inc.	6.00%	2036	8	8
JCI plc	5.70%	2041	190	190
JCI Inc.	5.70%	2041	30	30
JCI plc	5.25%	2042	155	155
JCI Inc.	5.25%	2042	6	6
JCI plc	4.625%	2044	444	444
JCI Inc.	4.625%	2044	6	6
JCI plc	5.125%	2045	253	372
TIFSA[1]	5.125%	2045	23	23
JCI plc	6.95%	2046	32	32
JCI Inc.	6.95%	2046	4	4
JCI plc	4.50%	2047	500	500
JCI plc	4.95%	2064	341	341
JCI Inc.	4.95%	2064	15	15
Euro debt
JCI plc	EURIBOR plus 0.70%	2024	—	159
JCI plc	1.375%	2025	472	448
TIFSA[1]	1.375%	2025	60	57
JCI plc and TFSCA[2]	0.375%	2027	559	530
JCI plc and TFSCA[2]	3.00%	2028	670	636
JCI plc and TFSCA[2]	1.00%	2032	559	530
JCI plc and TFSCA[2]	4.25%	2035	894	849
Japanese yen debt
JCI plc	TORF plus 0.40%	2027	211	202
Other			31	36
Gross long-term debt			8,568	8,462
Less:
Debt issuance costs			38	35
Net unamortized discount			38	41
Net purchase accounting adjustments			(48)	(77)
			8,540	8,463
Less: Current portion			536	645
Long-term debt			$8,004	$7,818

1 TIFSA = Tyco International Finance S.A.
2 TFSCA = Tyco Fire & Security Finance S.C.A.

The following table presents maturities of long-term debt as of September 30, 2024 (in millions):

2025	$536
2026	544
2027	776
2028	676
2029	707
After 2029	5,329
Total	$8,568

Other

As of September 30, 2024, the Company had syndicated committed revolving credit facilities of $2.5 billion which is scheduled to expire in December 2028 and $500 million which is scheduled to expire in December 2024. There were no draws on the facilities as of September 30, 2024.

As of September 30, 2024, the Company was in compliance with all financial covenants set forth in its credit agreements and the indentures governing its outstanding notes, and expects to remain in compliance for the foreseeable future.

Total interest paid on both short and long-term debt for the years ended September 30, 2024, 2023 and 2022 was $361 million, $288 million and $222 million, respectively.

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Unless otherwise noted, all activities and amounts reported in this footnote include both continuing operations of the Company and activities and amounts related to the R&LC HVAC business. See Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations" for additional details regarding divestiture of the R&LC HVAC business.

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates during the years ended September 30, 2024 and 2023.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of September 30,
Commodity	2024	2023
Copper	2,676	2,812
Aluminum	2,450	5,976

The Company may enter into forward-starting interest rate swaps in conjunction with anticipated note issuances. The forward-starting interest swaps are terminated when the anticipated notes are issued.

During fiscal 2024, the Company terminated $600 million of forward-starting interest rate swaps related to an anticipated note issuance that was no longer highly likely to occur. Accumulated amounts previously recorded in AOCI were not material and were recognized as net financing charges in the consolidated statements of income when the swaps were terminated.

During fiscal 2023, the Company terminated forward-starting interest rate swaps with a combined notional amount of €400 million when the related anticipated debt was issued. Accumulated amounts recorded in AOCI as of the date of the debt issuance are amortized to interest expense over the life of the respective debt to reflect the difference between the swap's reference rate and the fixed rate of the note.

Net Investment Hedges

The Company may enter into cross-currency interest rate swaps and foreign currency denominated debt obligations to selectively hedge portions of its net investment in non-U.S. subsidiaries. The currency effects of the cross-currency interest rate swaps and debt obligations are reflected in the AOCI account within shareholders’equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally.

The following table summarizes net investment hedges (in billions):

	September 30,
	2024	2023
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30
US dollar vs. Yen cross-currency interest rate swap designated as a net investment hedge in Japan	—	¥14

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Other current assets
Foreign currency exchange derivatives	$19	$16	$1	$13
Commodity derivatives	2	—	—	—
Interest rate swaps	—	22	—	—
Other noncurrent assets
Cross-currency interest rate swap	—	5	—	—
Total assets	$21	$43	$1	$13

Other current liabilities
Foreign currency exchange derivatives	$24	$20	$1	$5
Commodity derivatives	1	2	—	—
Long-term debt
Foreign currency denominated debt	3,424	3,253	—	—
Total liabilities	$3,449	$3,275	$1	$5

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross amount recognized	$22	$56	$3,450	$3,280
Gross amount eligible for offsetting	(12)	(19)	(12)	(19)
Net amount	$10	$37	$3,438	$3,261

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Year Ended September 30,
	2024	2023	2022
Foreign currency exchange derivatives	$(1)	$(13)	$26
Commodity derivatives	5	1	(21)
Interest rate swaps	(21)	27	16
Total	$(17)	$15	$21

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Year Ended September 30,
		2024	2023	2022
Foreign currency exchange derivatives	Cost of sales	$1	$(4)	$25
Commodity derivatives	Cost of sales	—	(8)	(7)
Interest rate swaps	Net financing charges	—	—	(2)
Total		$1	$(12)	$16

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2024	2023	2022
Foreign currency exchange derivatives	Cost of sales	$(5)	$(16)	$10
Foreign currency exchange derivatives	Net financing charges	43	(103)	85
Foreign currency exchange derivatives	Selling, general and administrative	(1)	—	—
Interest rate swaps	Net financing charges	—	1	—
Equity swap	Selling, general and administrative	—	—	(5)
Total		$37	$(118)	$90

The following table presents pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) (in millions):

	Year Ended September 30,
	2024	2023	2022
Net investment hedges	$(173)	$(223)	$470

No gains or losses were reclassified from CTA into income for the years ended September 30, 2024, 2023 and 2022.

12.    FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	56	56	—	—
Exchange traded funds (fixed income)[1]	81	81	—	—
Exchange traded funds (equity)[1]	200	200	—	—
Total assets	$359	$337	$22	$—
Other current liabilities
Foreign currency exchange derivatives	$25	$—	$25	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	14	—	—	14
Other noncurrent liabilities
Contingent earn-out liabilities	14	—	—	14
Total liabilities	$54	$—	$26	$28
 1Classified as restricted investments for payment of asbestos liabilities. Refer to Note 21, "Commitments and Contingencies" of the notes to consolidated financial statements for further details.

	Fair Value Measurements Using:
	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$29	$—	$29	$—
Interest rate swaps	22	—	22	—
Other noncurrent assets
Cross-currency interest rate swaps	5	—	5	—
Deferred compensation plan assets	45	45	—	—
Exchange traded funds (fixed income)[1]	76	76	—	—
Exchange traded funds (equity)[1]	155	155	—	—
Total assets	$332	$276	$56	$—
Other current liabilities
Foreign currency exchange derivatives	$25	$—	$25	$—
Commodity derivatives	2	—	2	—
Contingent earn-out liabilities	48	—	—	48
Other noncurrent liabilities
Contingent earn-out liabilities	76	—	—	76
Total liabilities	$151	$—	$27	$124
 1Classified as restricted investments for payment of asbestos liabilities. Refer to Note 21, "Commitments and Contingencies" of the notes to consolidated financial statements for further details.

The following table summarizes the changes in contingent earn-out liabilities, which are valued using significant unobservable inputs (Level 3) (in millions):

Balance at September 30, 2023	$124
Payments	(26)
Reduction for change in estimates	(71)
Currency translation	1
Balance at September 30, 2024	$28

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

The following table presents the portion of unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at September 30, 2024 and 2023 (in millions):

	Year Ended September 30,
	2024	2023
Deferred compensation plan assets	$10	$5
Investments in exchange traded funds	58	24

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt was as follows (in billions):

	September 30,
	2024	2023
Public debt	$8.1	$7.1
Other long-term debt	0.2	0.4
Total fair value of long-term debt	$8.3	$7.5

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

13.    STOCK-BASED COMPENSATION

Unless otherwise noted, all activities and amounts reported in this footnote include both continuing operations of the Company and activities and amounts related to the R&LC HVAC business. See Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations" for additional details regarding divestiture of the R&LC HVAC business.

The Johnson Controls International plc 2021 Equity and Incentive Plan authorizes stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Annual awards are typically granted in the first quarter of the fiscal year. As of September 30, 2024, there were 55 million shares of the Company's common stock reserved and 36 million shares available for issuance under the 2021 Equity and Incentive Plan.

The following table summarizes stock-based compensation related charges and benefits (in millions):

	Year Ended September 30,
	2024	2023	2022
Compensation expense	$100	$101	$104
Income tax benefit resulting from share-based compensation arrangements	25	25	26
Tax impact from exercise and vesting of equity settled awards	1	7	12

Compensation expense is recorded in selling, general and administrative expenses. The Company does not settle stock options granted under share-based payment arrangements in cash.

Restricted (Non-vested) Stock / Units

A summary of non-vested restricted stock awards at September 30, 2024, and changes for the year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Non-vested, September 30, 2023	$64.90	2,807,113
Granted	55.05	2,090,092
Vested	63.75	(1,315,306)
Forfeited	61.42	(677,796)
Non-vested, September 30, 2024	$59.29	2,904,103

At September 30, 2024, the Company had approximately $120 million of total unrecognized compensation cost related to non-vested restricted stock arrangements granted which is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Awards (PSU's)

The following table summarizes the assumptions used in determining the fair value of performance share awards granted:

	Year Ended September 30,
	2024	2023	2022
Risk-free interest rate	4.21%	4.04%	0.99%
Expected volatility of the Company’s stock	27.20%	33.50%	30.00%

A summary of the status of the Company’s non-vested PSU's at September 30, 2024, and changes for the year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Non-vested, September 30, 2023	$71.77	867,524
Granted	54.13	370,307
Vested	50.53	(299,746)
Forfeited	73.83	(142,452)
Non-vested, September 30, 2024	$71.20	795,633

At September 30, 2024, the Company had approximately $27 million of total unrecognized compensation cost related to non-vested performance-based share unit awards which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Year Ended September 30,
	2024	2023	2022
Expected life of option (years)	5.7	5.8	6.0
Risk-free interest rate	3.86%	3.59%	1.35%
Expected volatility of the Company’s stock	29.80%	29.40%	27.80%
Expected dividend yield on the Company’s stock	2.77%	2.10%	1.71%

A summary of stock option activity at September 30, 2024, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2023	$45.44	4,919,916
Granted	53.52	652,702
Exercised	40.39	(1,004,234)
Forfeited or expired	63.47	(323,602)
Outstanding, September 30, 2024	$46.51	4,244,782	5.72	$133
Exercisable, September 30, 2024	$41.21	3,141,132	4.16	$115

The following table summarizes additional stock option information:

	Year Ended September 30,
	2024	2023	2022
Weighted-average grant-date fair value of options granted	$13.74	$18.21	$18.59
Intrinsic value of options exercised (in millions)	22	27	19

At September 30, 2024, the Company had approximately $9 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.6 years.

14.    EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2024	2023	2022
Income Available to Ordinary Shareholders
Income from continuing operations	$1,407	$1,562	$1,279
Income from discontinued operations	298	287	253
Basic and diluted income available to shareholders	$1,705	$1,849	$1,532

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	673.8	684.3	696.1
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2.2	3.1	3.5
Diluted weighted average shares outstanding	676.0	687.4	699.6

Antidilutive Securities
Stock options and unvested restricted stock	0.3	0.2	0.4

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

Share Repurchase Program

As of September 30, 2024, approximately $1.7 billion remained available under the share repurchase program which was approved by the Company's Board of Directors in March 2021. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Accumulated Other Comprehensive Income

The following table includes changes attributable to both continuing and discontinued operations in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30,
	2024	2023	2022

Foreign currency translation adjustments
Balance at beginning of period	$(970)	$(901)	$(421)
Aggregate adjustment for the period	14	(69)	(480)
Balance at end of period	(956)	(970)	(901)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	15	(11)	(17)
Current period changes in fair value	(17)	19	20
Reclassification to income (1)	(1)	11	(16)
Net tax impact	(1)	(4)	2
Balance at end of period	(4)	15	(11)

Pension and postretirement plans
Balance at beginning of period	—	1	4
Reclassification to income	(5)	(1)	(3)
Net tax impact	1	—	—
Balance at end of period	(4)	—	1

Accumulated other comprehensive loss, end of period	$(964)	$(955)	$(911)

(1) Refer to Note 11, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

16.     RETIREMENT PLANS

Unless otherwise noted, all activities and amounts reported in this footnote include both continuing operations of the Company and activities and amounts related to the R&LC HVAC business. See Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations" for additional details regarding divestiture of the R&LC HVAC business.

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

The following table includes information for pension plans with accumulated benefit obligations ("ABO") in excess of plan assets (in millions):

	September 30,
	2024	2023
Accumulated benefit obligation	$331	$1,834
Fair value of plan assets	149	1,618

The following table includes information for pension plans with projected benefit obligations ("PBO") in excess of plan assets (in millions):

	September 30,
	2024	2023
Projected benefit obligation	$344	$1,846
Fair value of plan assets	163	1,633

The Company contributed $25 million to the defined benefit plans in fiscal 2024 and expects to contribute approximately $23 million in cash in fiscal 2025. None of contributions made by the Company were voluntary.

Projected benefit payments from the plans as of September 30, 2024 are estimated as follows (in millions):

2025	$269
2026	240
2027	238
2028	231
2029	233
2030 - 2034	1,154

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

The following table includes information for postretirement plans with accumulated postretirement benefit obligations ("APBO") in excess of plan assets (in millions):

	September 30,
	2024	2023
Accumulated postretirement benefit obligation	$56	$58
Fair value of plan assets	26	24

The Company contributed $2 million to the postretirement benefit plans in fiscal 2024 and expects to contribute approximately $2 million in cash in fiscal 2025.

Projected benefit payments from the plans as of September 30, 2024 are estimated as follows (in millions):

2025	$9
2026	9
2027	9
2028	7
2029	6
2030 - 2034	25

Defined Contribution Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on predetermined percentages of compensation earned by the employee and/or will match a percentage of the employee contributions up to certain limits. Defined contribution plan contributions charged to expense amounted to $208 million, $209 million and $196 million during the years ended September 30, 2024, 2023 and 2022, respectively.

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

The Company participates in approximately 240 multiemployer benefit plans, none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2024, 2023 and 2022 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $80 million, $67 million and $71 million to multiemployer benefit plans during the years ended September 30, 2024, 2023 and 2022, respectively.

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

The Company’s plan assets at September 30, 2024 and 2023, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$23	$—	$23	$—

Equity Securities
Large-Cap	19	19	—	—
Small-Cap	23	23	—	—
International - Developed	45	45	—	—
International - Emerging	8	8	—	—

Fixed Income Securities
Government	265	265	—	—
Corporate/Other	786	784	2	—

Total Investments in the Fair Value Hierarchy	1,169	$1,144	$25	$—

Investments Measured at Net Asset Value(1)
Alternative	235
Real Estate	266

Due to Broker	(79)

Total Plan Assets	$1,591

Non-U.S. Pension

Cash and Cash Equivalents	$42	$42	$—	$—

Equity Securities
Large-Cap	88	9	79	—
International - Developed	64	10	54	—
International - Emerging	3	—	3	—

Fixed Income Securities
Government	789	26	763	—
Corporate/Other	417	282	135	—

Hedge Fund	22	—	22	—

Real Estate	11	11	—	—

Total Investments in the Fair Value Hierarchy	1,436	$380	$1,056	$—

Real Estate Investments Measured at Net Asset Value(1)	89

Total Plan Assets	$1,525

Postretirement

Cash and Cash Equivalents	$3	$3	$—	$—

Equity Securities - Global	89	—	89	—

Total Investments in the Fair Value Hierarchy	92	$3	$89	$—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	69

Total Plan Assets	$161

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$61	$—	$61	$—

Equity Securities
Large-Cap	60	60	—	—
Small-Cap	65	65	—	—
International - Developed	108	108	—	—
International - Emerging	20	20	—	—

Fixed Income Securities
Government	225	225	—	—
Corporate/Other	583	583	—	—

Total Investments in the Fair Value Hierarchy	1,122	$1,061	$61	$—

Investments Measured at Net Asset Value(1)
Alternative	211
Real Estate	295

Due to Broker	(129)

Total Plan Assets	$1,499

Non-U.S. Pension

Cash and Cash Equivalents	$52	$52	$—	$—

Equity Securities

Large-Cap	52	9	43	—
International - Developed	52	12	40	—
International - Emerging	2	—	2	—

Fixed Income Securities
Government	701	40	661	—
Corporate/Other	415	271	144	—

Hedge Fund	15	—	15	—

Real Estate	9	9	—	—

Total Investments in the Fair Value Hierarchy	1,298	$393	$905	$—

Real Estate Investments Measured at Net Asset Value(1)	90

Total Plan Assets	$1,388

Postretirement

Cash and Cash Equivalents	$8	$8	$—	$—

Equity Securities - Global	71	—	71	—

Total Investments in the Fair Value Hierarchy	79	8	71	—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	65

Total Plan Assets	$144

(1)The fair value of certain real estate, multi-credit strategy, and alternative investments do not have a readily determinable fair value and require the fund managers to independently arrive at fair value by calculating net asset value ("NAV") per share. In order to calculate NAV per share, the fund managers value the investments using any one, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the investments are updated every quarter.

Due to the fact that the fund managers calculate NAV per share, the Company utilizes a practical expedient for measuring the fair value of its real estate, multi-credit strategy, and alternative investments, as provided for under ASC 820, "Fair Value Measurement." In applying the practical expedient, the Company is not required to further adjust the NAV provided by the fund manager in order to determine the fair value of its investments as the NAV per share is calculated in a manner consistent with the measurement principles of ASC 946, "Financial Services - Investment Companies," and as of the Company's measurement date. The Company believes this is an appropriate methodology to obtain the fair value of these assets. The fair value amounts presented in these tables are intended to permit reconciliation of total plan assets to the amounts presented in the notes to consolidated financial statements.

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

Funded Status

The following table contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2024	2023	2024	2023	2024	2023

Accumulated Benefit Obligation	$1,603	$1,564	$1,563	$1,424	$73	$76

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,564	$1,822	$1,473	$1,471	$77	$89
Service cost	—	—	17	16	—	—
Interest cost	79	78	69	68	4	4
Plan participant contributions	—	—	3	3	2	3
Actuarial loss (gain)	104	(37)	84	(62)	4	(7)
Benefits and settlements paid	(144)	(299)	(132)	(126)	(13)	(12)
Other	—	—	(3)	(3)	(1)	—
Currency translation adjustment	—	—	106	106	—	—

Projected benefit obligation at end of year	$1,603	$1,564	$1,617	$1,473	$73	$77

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,499	$1,730	$1,388	$1,433	$144	$144
Actual return on plan assets	234	66	137	(77)	26	7
Employer and employee contributions	2	3	26	55	4	5
Benefits paid	(144)	(85)	(67)	(61)	(13)	(12)
Settlement payments	—	(215)	(65)	(65)	—	—
Other	—	—	1	(2)	—	—
Currency translation adjustment	—	—	105	105	—	—

Fair value of plan assets at end of year	$1,591	$1,499	$1,525	$1,388	$161	$144

Funded status	$(12)	$(65)	$(92)	$(85)	$88	$67

Amounts recognized in the consolidated statements of financial position consist of:
Other noncurrent assets	$2	$1	$62	$62	$118	$101
Noncurrent assets held for sale	—	—	52	35	—	—
Accrued compensation and benefits	(2)	(3)	(12)	(12)	(2)	(2)
Pension and postretirement benefit obligations	(12)	(63)	(166)	(143)	(28)	(32)
Noncurrent liabilities held for sale	—	—	(28)	(27)	—	—

Net amount recognized	$(12)	$(65)	$(92)	$(85)	$88	$67

Weighted Average Assumptions (1)
Discount rate (2)	4.60%	5.48%	4.35%	4.72%	4.50%	5.42%
Rate of compensation increase	N/A	N/A	3.01%	2.90%	N/A	N/A
Interest crediting rate	N/A	N/A	1.58%	1.63%	N/A	N/A

(1)Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2024 and 2023.

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

The fiscal 2024 net actuarial losses related to changes in the projected benefit obligation were primarily the result of the decrease in discount rates globally. The fiscal 2023 net actuarial gains related to changes in the projected benefit obligation were primarily the result of the increase in discount rates globally.

Net Periodic Benefit Cost

The following table contains the components of net periodic benefit costs, which are recorded in selling, general and administrative expenses or cost of sales consistent with the related employees' salaries in the consolidated statements of income (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$—	$—	$—	$17	$16	$20	$—	$—	$1
Interest cost	79	78	56	69	68	39	4	4	2
Expected return on plan assets	(120)	(131)	(150)	(72)	(77)	(81)	(9)	(9)	(9)
Net actuarial (gain) loss	(9)	28	16	22	86	(116)	(14)	(5)	4
Settlement loss	—	1	1	—	6	5	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(5)	(4)	(4)
Other	—	—	—	1	—	—		—	—

Net periodic benefit cost (credit)	$(50)	$(24)	$(77)	$37	$99	$(133)	$(24)	$(14)	$(6)

Expense Assumptions:
Discount rate	5.48%	5.08%	2.52%	4.72%	4.36%	1.79%	5.42%	4.92%	2.30%
Expected return on plan assets	8.50%	8.25%	7.00%	5.26%	5.02%	3.70%	6.62%	6.64%	5.29%
Rate of compensation increase	N/A	N/A	N/A	2.90%	3.00%	2.85%	N/A	N/A	N/A
Interest crediting rate	6.00%	N/A	N/A	1.63%	1.69%	1.44%	N/A	N/A	N/A

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

During the fourth quarter of fiscal 2024, the Company completed its previous restructuring plan and committed to a new multi-year restructuring plan to address stranded costs and further right-size its global operations as a result of previously announced portfolio simplification actions. It is expected that one-time restructuring costs, including severance and other employee termination benefits, contract termination costs, and certain other related cash and non-cash charges, of approximately $400 million will be incurred over the course of fiscal 2025, 2026 and 2027. Restructuring costs will be incurred across all segments and Corporate functions.

The following table summarizes restructuring and related costs (in millions):

Year Ended September 30, 2024

Building Solutions North America	$12
Building Solutions EMEA/LA	45
Building Solutions Asia Pacific	11
Global Products	38
Corporate	37
Total	$143

The following table summarizes changes in the restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring and related costs	$191	$37	$33	$261
Utilized—cash	(98)	—	(18)	(116)
Utilized—noncash	—	(37)	(3)	(40)
Balance at September 30, 2023	93	—	12	105
Additional restructuring and related costs	71	41	31	143
Utilized—cash	(138)	—	(25)	(163)
Utilized—noncash	—	(41)	(1)	(42)
Other	32	—	—	32
Balance at September 30, 2024	$58	$—	$17	$75

18.    INCOME TAXES

The components of the Company’s income tax provision from continuing operations are as follows (in millions):

	2024	2023	2022
Tax expense at Ireland statutory rate of 12.5%	$190	$139	$139
U.S. state income tax, net of federal benefit	42	30	(26)
Income subject to the U.S. federal tax rate	63	42	(101)
Income subject to rates different than the statutory rate	(204)	44	67
Reserve and valuation allowance adjustments	(139)	(559)	(301)
Intellectual property transactions and adjustments	—	(176)	—
Impact of acquisitions and divestitures	121	—	—
Restructuring and impairment costs	38	12	40
Income tax provision (benefit)	$111	$(468)	$(182)
Effective tax rate	7%	(42)%	(16)%

For fiscal 2024, the effective tax rate for continuing operations was 7% and was lower than the statutory tax rate primarily due to tax reserve adjustments as the result of tax audit resolutions and expired statute of limitations for certain tax years, valuation allowance adjustments and the benefits of continuing global tax planning initiatives, partially offset by the establishment of a deferred tax liability on the outside basis difference of the Company’s investment in certain subsidiaries as a result of the planned divestiture of its R&LC HVAC business and the unfavorable impact of impairment and restructuring charges.

For fiscal 2023, the effective tax rate for continuing operations was (42)% and was lower than the statutory tax rate primarily due to the favorable tax impacts of intellectual property tax adjustments, tax reserve adjustments as the result of tax audit resolutions and remeasurements, valuation allowance adjustments and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of impairment and restructuring charges.

For fiscal 2022, the effective tax rate for continuing operations was (16)% and was lower than the statutory tax rate primarily due to favorable impact of tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of impairment and restructuring charges and the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain subsidiaries as a result of the planned divestitures.

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

In fiscal 2024, due to changes in forecasted taxable income, the Company determined that it was more likely than not that certain deferred tax assets of Mexico and Germany would be realized. The valuation allowance adjustment resulted in a tax benefit of $48 million.

In fiscal 2023, due to changes in forecasted taxable income, the Company determined that it was more likely than not that certain deferred tax assets of Canada, Mexico, and Spain would be realized. The valuation allowance adjustment resulted in a tax benefit of $121 million.

The following table summarizes changes in the valuation allowance (in millions):

	2024	2023	2022

Balance at beginning of period	$6,279	$5,906	$5,812
Allowance provision for new operating and other loss carryforwards	215	544	306
Allowance reductions	(236)	(171)	(212)
Balance at end of period	$6,258	$6,279	$5,906

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2024	2023	2022
Beginning balance, October 1	$2,158	$2,485	$2,678
Additions for tax positions related to the current year	39	59	164
Additions for tax positions of prior years	53	89	31
Reductions for tax positions of prior years	(35)	(23)	(47)
Settlements with taxing authorities	(35)	(6)	(7)
Statute closings and audit resolutions	(127)	(446)	(334)
Ending balance, September 30	$2,053	$2,158	$2,485

The following table summarizes tax effected unrecognized tax benefits that, if recognized, would impact the effective tax rate and the related accrued interest, net of tax benefit (in millions):

	September 30,
	2024	2023	2022
Tax effected unrecognized tax benefits that, if recognized, would affect the effective tax rate	$1,466	$1,533	$1,935
Net accrued interest	398	329	281

In fiscal 2024, as the result of tax audit resolutions and statute expirations in various jurisdictions, the Company adjusted its reserve for uncertain tax positions which resulted in a $91 million net benefit to income tax expense.

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

Tax Jurisdiction	Tax Years Covered

Belgium	2016 - 2017; 2019-2020
Germany	2007 - 2021
Mexico	2016 - 2019
United Kingdom	2014 - 2015; 2018; 2020 - 2021

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

During fiscal 2024, 2023 and 2022, the Company incurred charges for restructuring and impairment costs of $510 million, $1,049 million and $701 million, which generated tax benefits of $26 million, $120 million and $47 million, respectively.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On December 18, 2023, the president of Ireland signed into law the Finance (No. 2) Bill 2023, which included legislation regarding the implementation of the Pillar Two global minimum tax. The Pillar Two legislation is effective for the Company’s fiscal year beginning October 1, 2024.

On September 11, 2023, the Schaffhausen parliament approved a partial revision of the cantonal act on direct taxation: Immediate Minimum Taxation Measure (“IMTM”). On November 19, 2023, IMTM was approved in a public referendum in the canton of Schaffhausen, was published in the cantonal official gazette on December 8, 2023, and was effective starting January 1, 2024. The IMTM increased Switzerland's combined statutory income tax rate to approximately 15%. As a result, in fiscal 2024, the Company recorded a noncash discrete net tax benefit of $80 million due to the remeasurement of deferred tax assets and liabilities related to Switzerland and the canton of Schaffhausen.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) which, among other things, created a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax was first applicable in fiscal 2024 and did not have a material impact on the Company's effective tax rate.

During fiscal 2024, 2023 and 2022, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Selected Income Tax Data

Selected income tax data related to continuing operations were as follows (in millions):

	2024	2023	2022
Components of income (loss) from continuing operations before income taxes:
U.S.	$(406)	$(325)	$(27)
Non-U.S.	1,928	1,438	1,139
Income from continuing operations before income taxes	$1,522	$1,113	$1,112

Components of the provision (benefit) for income taxes:
Current
U.S. federal	$330	$(201)	$(237)
U.S. state	86	94	47
Non-U.S.	102	289	199
	518	182	9
Deferred
U.S. federal	(299)	(267)	(173)
U.S. state	(26)	(25)	(70)
Non-U.S.	(82)	(358)	52
	(407)	(650)	(191)

Income tax provision (benefit)	$111	$(468)	$(182)

Income taxes paid	$704	$294	$439

At September 30, 2024 and 2023, the Company recorded within the consolidated statements of financial position in other current assets approximately $100 million and $65 million, respectively, of income tax assets. At September 30, 2024 and 2023, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $211 million and $249 million, respectively, of accrued income tax liabilities.

At September 30, 2024, the Company has not provided U.S. or non-U.S. income taxes on approximately $24.5 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc. The Company is indefinitely reinvested in these basis differences. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reduced, it is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2024	2023
Other noncurrent assets	$1,969	$1,480
Other noncurrent liabilities	(301)	(316)

Net deferred tax asset	$1,668	$1,164

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2024	2023
Deferred tax assets
Accrued expenses and reserves	$661	$469
Employee and retiree benefits	43	88
Property, plant and equipment	729	638
Net operating loss and other credit carryforwards	6,628	6,667
Research and development	219	171
Intangible assets	306	—
Operating lease liabilities	294	341
Other, net	455	269
	9,335	8,643
Valuation allowances	(6,258)	(6,279)
	3,077	2,364
Deferred tax liabilities
Subsidiaries, joint ventures and partnerships	440	359
Intangible assets	—	248
Operating lease right-of-use assets	294	341
Other liabilities	675	252
	1,409	1,200

Net deferred tax asset	$1,668	$1,164

At September 30, 2024, the Company had available net operating loss carryforwards of approximately $22.1 billion, of which $11.8 billion will expire at various dates between 2025 and 2044, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2024 of $35 million which will expire in 2029. The valuation allowance, generally, is for loss and credit carryforwards for which realization is uncertain because it is unlikely that the losses and/or credits will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

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

The Company conducts its business through four business segments:

•Building Solutions North America which operates in the United States and Canada;
•Building Solutions EMEA/LA which operates in Europe, the Middle East, Africa and Latin America;
•Building Solutions Asia Pacific which operates in Asia Pacific; and
•Global Products which operates worldwide.

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

•HVAC equipment, controls software and software services;
•Refrigeration equipment and controls;
•Fire protection and suppression; and

•Security products, including intrusion security, anti-theft devices, access control, and video surveillance and management systems.

The Company’s segments provide products and services primarily to commercial, institutional, industrial, data center, and governmental customers.

Management evaluates the performance of its segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income from continuing operations before income taxes and noncontrolling interests, excluding amortization of intangible assets, corporate expenses, restructuring and impairment costs, the water systems AFFF settlement costs and AFFF insurance recoveries, net financing charges, loss on divestiture and net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30,
	2024	2023	2022
Net Sales
Building Solutions North America	$11,348	$10,330	$9,367
Building Solutions EMEA/LA	4,296	4,096	3,845
Building Solutions Asia Pacific	2,237	2,746	2,714
Global Products	5,071	5,159	4,711
Total net sales	$22,952	$22,331	$20,637

	Year Ended September 30,
	2024	2023	2022
Segment EBITA
Building Solutions North America	$1,663	$1,394	$1,122
Building Solutions EMEA/LA (1)	391	316	358
Building Solutions Asia Pacific	261	343	332
Global Products	1,403	1,317	970
Total segment EBITA	3,718	3,370	2,782

Amortization of intangible assets	476	426	413
Corporate expenses	490	429	369
Restructuring and impairment costs	510	1,049	701
Water systems AFFF settlement (2)	750	—	—
AFFF insurance recoveries (2)	(367)	—	—
Net financing charges	342	258	205
Loss on divestiture	42	—	—
Net mark-to-market (gain) loss	(47)	95	(18)

Income from continuing operations before income taxes	$1,522	$1,113	$1,112

(1)EBITA for the Building Solutions EMEA/LA segment includes equity income (loss) of $(39) million, $1 million and $6 million for the years ended September 30, 2024, 2023 and 2022, respectively.

(2)Refer to Note 21, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement and insurance recoveries.

	September 30,
	2024	2023	2022
Assets
Building Solutions North America	$16,159	$15,603	$15,226
Building Solutions EMEA/LA(1)	5,072	5,202	4,991
Building Solutions Asia Pacific	2,571	2,645	2,474
Global Products	10,011	10,844	10,620
	33,813	34,294	33,311
Assets held for sale	4,805	4,657	4,700
Unallocated	4,077	3,291	4,147

Total	$42,695	$42,242	$42,158
(1)Assets for the Building Solutions EMEA/LA segment includes investments in partially-owned affiliates of $57 million, $130 million and $115 million, as of September 30, 2024, 2023 and 2022, respectively.

	Year Ended September 30,
	2024	2023	2022
Depreciation/Amortization
Building Solutions North America	$248	$225	$213
Building Solutions EMEA/LA	105	101	96
Building Solutions Asia Pacific	19	23	21
Global Products	325	351	348
	697	700	678
Corporate	119	45	39

Total	$816	$745	$717

	Year Ended September 30,
	2024	2023	2022
Capital Expenditures
Building Solutions North America	$53	$104	$141
Building Solutions EMEA/LA	105	119	119
Building Solutions Asia Pacific	15	33	22
Global Products	153	140	152
	326	396	434
Corporate	168	50	53

Total	$494	$446	$487

In fiscal 2024, 2023 and 2022, no customer exceeded 10% of consolidated net sales.

Geographic Segments

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2024	2023	2022
Net Sales
United States	$13,171	$12,408	$11,337
Europe	4,486	4,366	4,052
Asia Pacific	2,856	3,427	3,319
Other Non-U.S.	2,439	2,130	1,929

Total	$22,952	$22,331	$20,637

Long-Lived Assets (Year-end)
United States	$1,137	$1,277	$1,285
Europe	613	479	384
Asia Pacific	252	233	235
Other Non-U.S.	401	385	367

Total	$2,403	$2,374	$2,271

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

The changes in the carrying amount of the Company’s total product warranty liability were as follows (in millions).

	Year Ended September 30,
	2024	2023
Balance at beginning of period	$91	$66
Accruals for warranties issued during the period	85	72
Settlements made (in cash or in kind) during the period	(87)	(46)
Changes in estimates to pre-existing warranties	31	(2)
Accruals from acquisitions and divestitures	—	1
Currency translation	2	—
Balance at end of period	$122	$91

21.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2024	2023

Other current liabilities	$32	$28
Other noncurrent liabilities	179	211
Total reserves for environmental liabilities	$211	$239

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $7 million and $8 million at September 30, 2024 and 2023, respectively.

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

Tyco Fire Products has been engaged in remediation activities at the Stanton Street Facility since 1990. Its corporate predecessor, Ansul Incorporated (“Ansul”), manufactured arsenic-based agricultural herbicides at the Stanton Street Facility, which resulted in significant arsenic contamination of soil and groundwater on the site and in parts of the adjoining Menominee River. In 2009, Ansul entered into an Administrative Consent Order (the "Consent Order") with the EPA to address the presence of arsenic at the site. Under this agreement, Tyco Fire Products’ principal obligations are to contain the arsenic contamination on the site, pump and treat on-site groundwater, dredge, treat and properly dispose of contaminated sediments in the adjoining river areas, and monitor contamination levels on an ongoing basis. Activities completed under the Consent Order since 2009 include the installation of a subsurface barrier wall around the facility to contain contaminated groundwater, the installation and ongoing operation and monitoring of a groundwater extraction and treatment system and the dredging and offsite disposal of treated river sediment. In addition to ongoing remediation activities, the Company is also working with the Wisconsin Department of Natural Resources ("WDNR") to investigate and remediate the presence of PFAS at or near the Stanton Street Facility as part of the evaluation and remediation of PFAS in the Marinette region.

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

FTC-Related Litigation

On June 21, 2019, the WDNR announced that it had received from the Wisconsin Department of Health Services (“WDHS”) a recommendation for groundwater quality standards as to, among other compounds, PFOA and PFOS. The WDHS recommended a groundwater enforcement standard for PFOA and PFOS of 20 parts per trillion. Although Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water in February 2022, the Wisconsin Natural Resources Board did not approve WDNR's proposed standards for PFOA and PFOS in groundwater. In August 2024, WDNR issued a new proposed rule to adopt the EPA Maximum Contaminant Levels for PFAS in drinking water. The WDNR initiated a rulemaking proceeding that would establish groundwater quality standards for PFOA, PFOS, perfluorobutane sulfonic acid and its potassium salt (“PFBS”) and hexafluoropropylene oxide dimer acid and its ammonium salt (“HFPO-DA”). Pursuant to state law, the WDNR has stopped work on the proposed rule and notified the state legislature that, following economic analysis, the proposed costs would exceed statutory thresholds. As a result, the state legislature is required to authorize the WDNR to allow the rulemaking to continue.

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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR's requests. The parties are engaged in summary judgment and pretrial motions and the court has set a trial date of March 3, 2025.

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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 970 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 35 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

Tyco Fire Products and Chemguard are also periodically notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

Water Systems AFFF Settlement Agreement

On April 12, 2024, Tyco Fire Products agreed to a settlement with a nationwide class of public water systems that detected PFAS in their drinking water systems that they allege to be associated with the use of AFFF. Under the terms of the agreement, Tyco Fire Products agreed to contribute $750 million to resolve these PFAS claims. The settlement releases these claims against Tyco Fire Products, Chemguard, and other related corporate entities. In connection with the settlement, a charge for $750 million was recorded in selling, general and administrative expenses in the consolidated statements of income.

Tyco Fire Products contributed an initial payment of $250 million in June 2024, with the remaining $500 million due by the first quarter of fiscal 2025. Prior to the date of the final contribution, Tyco Fire Products has agreed to contribute any applicable insurance recoveries in excess of the initial $250 million payment, up to the remaining $500 million due, within a specified period following the receipt of such recovery. During fiscal 2024, the Company recorded expected insurance recoveries of $371 million in selling, general and administrative expenses in the consolidated statements of income and collected insurance recoveries of $349 million. In accordance with its agreement and recent insurance recovery, Tyco Fire Products made an additional payment during the fourth quarter of fiscal 2024 of approximately $85 million, reducing its final payment to approximately $415 million. The amounts and timing of any additional insurance recoveries are uncertain.

There are still several procedural and legal steps that must occur before the settlement is final and the remaining payment is made. The settlement is subject to final approval by the MDL court and other contingencies, and that process is expected to be completed in the first half of fiscal 2025.

The class of public water systems included in this settlement broadly includes any public water system (as defined in the settlement agreement) that has detected PFAS in its drinking water sources as of May 15, 2024. The following systems are excluded from the settlement class: water systems owned and operated by a State or the United States government; systems that have not detected the presence of PFAS as of May 15, 2024; small transient water systems; privately-owned drinking water wells; and the water system in the city of Marinette, Wisconsin (which is included only if it so requests). The settlement does not resolve claims of public water systems that request exclusion from the class (“opt out”) pursuant to the process to be established by the MDL court. It also does not resolve potential future claims of public water systems that detect PFAS in their water systems for the first time after May 15, 2024, or certain claims not related to drinking water, such as separate alleged claims relating to real property damage or stormwater or wastewater treatment. Finally, this settlement does not affect the other categories of cases that remain at issue in the MDL, such as personal injury cases, property damage cases, other types of class actions, claims brought by state or territory attorneys general, or other types of damages alleged to be related to the historical use of AFFF manufactured and sold by Tyco Fire Products and Chemguard. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, it is not possible to predict the outcome of any such matters, and as such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, at this time.

The settlement does not constitute an admission of liability or wrongdoing by Tyco Fire Products or Chemguard. If the MDL court does not approve the agreement or certain terms are not fulfilled, Tyco Fire Products and Chemguard will continue to defend themselves in the litigation.

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 45 pending putative class actions in federal courts originating from 18 states and territories. All of these cases have been direct-filed in or transferred to the MDL. In addition, six proposed class actions were filed in Canada (British Columbia, Manitoba, Quebec and Ontario) in the past year against Tyco Fire Products and other manufacturers on behalf of various classes of members who consumed or were exposed to products or supplies that were allegedly contaminated by AFFF.

AFFF Individual or Mass Actions

There are more than 8,300 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 8,300 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois, Virginia and Wisconsin.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2024	2023
Other current liabilities	$58	$58
Other noncurrent liabilities	350	364
Total asbestos-related liabilities	408	422
Other current assets	14	28
Other noncurrent assets	320	273
Total asbestos-related assets	334	301
Net asbestos-related liabilities	$74	$121

The following table presents the components of asbestos-related assets (in millions):

	September 30,
	2024	2023
Restricted
Cash	$6	$20
Investments	281	231
Total restricted assets	287	251
Insurance receivables for asbestos-related liabilities	47	50
Total asbestos-related assets	$334	$301

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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2024	2023
Other current liabilities	$92	$86
Accrued compensation and benefits	20	21
Other noncurrent liabilities	239	226
Total self-insured liabilities	$351	$333

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	September 30,
	2024	2023
Other current assets	$5	$6
Other noncurrent assets	13	14
Total insurance receivables	$18	$20

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

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2024. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2024, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of September 30, 2024 as stated in its report which is included in Item 8 of this Form 10-K.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

The Company's management concluded that a material weakness existed as of September 30, 2023, as previously disclosed in “Item 9A. Controls and Procedures" of its Annual Report on Form 10-K for the year ended September 30, 2023, as the Company did not maintain sufficient information technology (“IT”) controls to prevent or detect, on a timely basis, unauthorized access to certain of its financial reporting systems. Specifically, the Company did not design and maintain effective controls related to access monitoring, intrusion detection and response capability, patch management and backup and recovery such that recovery from a cybersecurity incident could be performed in a timely manner.

The Company has taken corrective action to remediate and address the IT control deficiencies that aggregated to the noted material weakness. The controls that address the material weakness have been designed, implemented and operated effectively as of September 30, 2024 and for a sufficient period of time during fiscal 2024 in order for management to test these controls and conclude that the material weakness had been remediated as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

Officer Rule 10b5-1 Plan

During the three months ended September 30, 2024, except as provided below, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Nathan Manning Rule 10b5-1 Plan

On September 12, 2024, Nathan Manning, the Company's Vice President and Chief Operations Officer, Global Field Operations, entered into a Rule 10b5-1 trading arrangement (the "Manning 10b5-1 Plan") during the Company's fiscal fourth quarter open trading window. The Manning 10b5-1 Plan is intended to satisfy the Rule 10b5-1 affirmative defense and contemplates the sale in regular intervals of 14,219 ordinary shares of Company stock previously issued upon the vesting of restricted stock unit awards. The Manning 10b5-1 Plan is expected to become effective on or about February 1, 2025 and is scheduled to terminate upon the earlier of the sale of all shares contemplated under the Manning 10b5-1 Plan or November 30, 2025.

Executive Officer Retention Award

On November 18, 2024, the Compensation and Talent Development Committee of the Board of Directors of Johnson Controls International plc (the “Company”) approved a special retention RSU award (the “Retention Award”) for Julie Brandt, the Company’s Vice President and President, Building Solutions North America. The Retention Award consists of a grant of RSUs with a grant date of November 18, 2024 and a grant date fair value of $1,000,000. The Retention Award is cliff vesting after a period of one year. In the event of an involuntary not for cause termination, vesting for the Retention Award will accelerate on a pro-rata basis based on the number of full months actively employed in the vesting term. In the event of a termination as a result of death or disability, vesting for the Retention Award will accelerate in full. In the event of any other termination, including retirement, voluntary and termination “for cause”, the Retention Award will be forfeited. The terms of the Retention Award are governed by the Company’s standard terms of and conditions for restricted share/unit awards, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed with the SEC on February 1, 2023, which is incorporated herein by reference.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2024) for its annual meeting to be held on March 12, 2025, are incorporated by reference in this Form 10-K.

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of shareholders to be held on March 12, 2025 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, and “Committees of the Board - Audit Committee” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company's quarterly earnings releases and restricts trading and other transactions following announcement of a share repurchase program.

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

The following table provides information about the Company's equity compensation plans as of September 30, 2024:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	4,244,782	$46.51	35,544,152
Equity compensation plans not approved by shareholders	—	—	—
Total	4,244,782	$46.51	35,544,152

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

2.1
Separation and Distribution Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed September 9, 2016)

2.2
Stock and Asset Purchase Agreement, dated as of July 23, 2024, by and between Johnson Controls International plc and Robert Bosch GmbH (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed July 26, 2024)

3.1
Memorandum and Articles of Association of Johnson Controls International plc, as amended by special resolutions dated September 8, 2014, August 17, 2016 and March 7, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)

4.1
Indenture, dated December 28, 2016, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.2
First Supplemental Indenture, dated December 28, 2016, between Johnson Controls International plc, and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent for the New Euro Notes attaching forms of 2.355% Senior Notes due 2017 (retired; no longer outstanding), 7.125% Senior Notes due 2017 (retired; no longer outstanding), 1.400% Senior Notes due 2017 (retired; no longer outstanding), 3.750% Notes due 2018 (retired; no longer outstanding), 5.000% Senior Notes due 2020 (retired; no longer outstanding), 4.25% Senior Notes due 2021 (retired; no longer outstanding), 3.750% Senior Notes due 2021 (retired; no longer outstanding), 3.625% Senior Notes due 2024 (retired; no longer outstanding), 6.000% Notes due 2036, 5.70% Senior Notes due 2041, 5.250% Senior Notes due 2041, 4.625% Senior Notes due 2044, 6.950% Debentures due December 1, 2045, 4.950% Senior Notes due 2064, 4.625% Notes due 2023, 1.375% Notes due 2025, 3.900% Notes due 2026, and 5.125% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.3
Second Supplemental Indenture, dated February 7, 2017, between Johnson Controls International plc and U.S. Bank National Association, as trustee, attaching form of 4.500% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2017)

4.4
Fifth Supplemental Indenture, dated September 11, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 11, 2020)

4.5
Sixth Supplemental Indenture, dated September 15, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent, attaching forms of the 0.375% Senior Notes due 2027 and the 1.000% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 15, 2020)

4.6
Seventh Supplemental Indenture, dated September 16, 2021, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 2.000% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 16, 2021)

4.7
Eighth Supplemental Indenture, dated as of September 7, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent attaching form of the 3.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 7, 2022)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

4.8
Ninth Supplemental Indenture, dated as of September 14, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the 4.900% Senior Notes due 2032). (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 14, 2022)

4.9
Tenth Supplemental Indenture, dated as of May 23, 2023, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent (attaching form of the 4.250% Senior Notes due 2035).(incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 23, 2023)

4.10
Eleventh Supplemental Indenture, dated as of April 19, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the 5.500% Senior Notes due 2029).(incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 19,2024)

4.11	Description of the Ordinary Shares of Johnson Controls International plc (filed herewith)

4.12	Description of the Johnson Controls International plc Notes (filed herewith)

4.13	Description of the Johnson Controls International plc and Tyco Fire & Security Finance S.C.A. Notes (filed herewith)

4.14	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.15	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

10.1
Credit Agreement, dated as of December 11, 2023, among Johnson Controls International plc, certain of its subsidiaries party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the registrants Annual Report on Form 10-K filed on December 14, 2023)

10.2
Tax Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.3
Employee Matters Agreement, dated as of September 8, 2016, by and between Johnson Controls International plc and Adient Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.4
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.5
Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Johnson Controls International plc (formerly Tyco International Ltd.), Tyco International Finance S.A. and The ADT Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

10.6
Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Johnson Controls International plc (formerly Tyco International Ltd.) and The ADT Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 1, 2012) (Commission File No. 1-13836)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.7
Form of Deed of Indemnification between Johnson Controls International plc and certain of its directors and officers (incorporated by reference to Exhibit 10.7 of the registrants Annual Report on Form 10-K filed on December 14, 2023)

10.8
Form of Indemnification Agreement between Tyco Fire & Security (US) Management, LLC and certain directors and officers of Johnson Controls International plc (incorporated by reference to Exhibit 10.8 of the registrants Annual Report on Form 10-K filed on December 14, 2023)

10.9
Johnson Controls International plc 2012 Share and Incentive Plan, amended and restated as of March 8, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 4, 2017)**

10.10	Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Annex B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on January 22, 2021) **

10.11
Johnson Controls International plc Severance and Change in Control Policy for Officers, amended and restated March 11, 2021 (Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.12
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated March 11, 2021 (Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.13
Johnson Controls International plc Senior Executive Deferred Compensation Plan, as amended and restated effective March 11, 2021 (Incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.14
Johnson Controls International plc Retirement Restoration Plan, as amended and restated March 11, 2021 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.15
Tyco Supplemental Savings and Retirement Plan as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.16
Letter Agreement between Johnson Controls International plc and George R. Oliver dated December 8, 2017 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2017)**

10.17
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing December 6, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed February 1, 2019)**

10.18
Form of Option/SAR Award for Executive Officers (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 21, 2019)**

10.19
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.20
Form of terms and conditions for Option / SAR Awards, and Restricted Stock / Unit Awards, under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2018 applicable to Messrs. Oliver and Stief (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on February 2, 2018)**

10.21
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.22
Restrictive covenants applicable to equity award agreements beginning December 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on January 31, 2020)**

10.23
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on January 29, 2021)**

10.24
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.25
Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.26
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 1, 2023)**

10.27
Form of terms and conditions for Option / SAR Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on January 30, 2024)**

10.28	Restrictive covenants applicable to equity award agreements beginning March 2024 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 1, 2024)**

10.29
Settlement Agreement for Water Systems by and among Tyco Fire Products LP, and the representatives of certain U.S. active public water systems as set forth therein, dated April 12, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 12, 2024)

19.1	Johnson Controls International plc Insider Trading Policy, effective September 11, 2024 (filed herewith)

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

22.1	Co-Issuer of Debt Securities (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97
Johnson Controls International plc Executive Compensation Recoupment Policy effective October 2, 2023 (incorporated by reference to Exhibit 97 of the registrant's Annual Report on Form 10-K filed on December 14, 2023)**

101	Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2024 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements (filed herewith), and (vii) the information included in Part II, Item 9B

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101) (filed herewith)

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls International plc and its subsidiaries on a consolidated basis. Johnson Controls International plc agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer

Date:	November 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 19, 2024, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ George R. Oliver George R. Oliver Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Marc Vandiepenbeeck Marc Vandiepenbeeck Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel C. McConeghy Daniel C. McConeghy Vice President and Chief Accounting and Tax Officer (Principal Accounting Officer)	/s/ Timothy M. Archer Timothy M. Archer Director

/s/ Jean Blackwell Jean Blackwell Director	/s/ Pierre Cohade Pierre Cohade Director

/s/ Patrick K. Decker Patrick K. Decker Director	/s/ W. Roy Dunbar W. Roy Dunbar Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty Director	/s/ Ayesha Khanna Ayesha Khanna Director

/s/ Seetarama Kotagiri Seetarama Kotagiri Director	/s/ Simone Menne Simone Menne Director

/s/ Jürgen Tinggren Jürgen Tinggren Director	/s/ Mark P. Vergnano Mark P. Vergnano Director

/s/ John D. Young John D. Young Director