Form 10-Q
period 2024-12-31
Johnson Controls International plc
filed 2025-02-05
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number: 001-13836

JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange
1.375% Notes due 2025	JCI25A	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange
5.500% Senior Notes due 2029	JCI29	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange
3.125% Senior Notes due 2033	JCI33	New York Stock Exchange
4.250% Senior Notes due 2035	JCI35	New York Stock Exchange
6.000% Notes due 2036	JCI36A	New York Stock Exchange
5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
5.125% Notes due 2045	JCI45B	New York Stock Exchange
6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange

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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2024
Ordinary Shares, $0.01 par value per share	660,594,161

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2024	2023
Net sales
Products and systems	$3,685	$3,604
Services	1,741	1,605
	5,426	5,209
Cost of sales
Products and systems	2,456	2,490
Services	1,044	941
	3,500	3,431

Gross profit	1,926	1,778

Selling, general and administrative expenses	1,399	1,334
Restructuring and impairment costs	33	35
Net financing charges	86	87
Equity loss	—	(2)

Income from continuing operations before income taxes	408	320

Income tax provision (benefit)	47	(20)

Income from continuing operations	361	340

Income from discontinued operations, net of tax (Note 3)	90	64

Net income	451	404

Income (loss) attributable to noncontrolling interests
Continuing operations	(2)	—
Discontinued operations	34	30

Net income attributable to Johnson Controls	$419	$374

Income attributable to Johnson Controls
Continuing operations	$363	$340
Discontinued operations	56	34
Total	$419	$374

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.55	$0.50
Discontinued operations	0.08	0.05
Total	$0.63	$0.55

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.55	$0.50
Discontinued operations	0.08	0.05
Total	$0.63	$0.55

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended December 31,
	2024	2023

Net income	$451	$404

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(146)	62
Realized and unrealized gains (losses) on derivatives	12	(42)
Pension and postretirement plans	(1)	(1)
Other comprehensive income (loss)	(135)	19

Total comprehensive income	316	423

Comprehensive income attributable to noncontrolling interests:
Net income	32	30

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(61)	1
Realized and unrealized gains (losses) on derivatives	6	(4)
Other comprehensive loss	(55)	(3)
Comprehensive income attributable to noncontrolling interests	(23)	27
Comprehensive income attributable to Johnson Controls	$339	$396

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	December 31, 2024	September 30, 2024
Assets

Cash and cash equivalents	$1,237	$606
Accounts receivable, less allowance for expected credit losses of $236 and $210, respectively	5,614	6,051
Inventories	1,739	1,774
Current assets held for sale	1,658	1,595
Other current assets	1,041	1,153
Current assets	11,289	11,179

Property, plant and equipment - net	2,418	2,403
Goodwill	16,412	16,725
Other intangible assets - net	3,963	4,130
Noncurrent assets held for sale	2,986	3,210
Other noncurrent assets	5,030	5,048
Total assets	$42,098	$42,695

Liabilities and Equity

Short-term debt	$882	$953
Current portion of long-term debt	522	536
Accounts payable	3,214	3,389
Accrued compensation and benefits	917	1,048
Deferred revenue	2,211	2,160
Current liabilities held for sale	1,322	1,431
Other current liabilities	2,015	2,438
Current liabilities	11,083	11,955

Long-term debt	8,589	8,004
Pension and postretirement benefit obligations	192	217
Noncurrent liabilities held for sale	407	405
Other noncurrent liabilities	4,697	4,753
Noncurrent liabilities	13,885	13,379

Commitments and contingencies (Note 18)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,297)	(1,268)
Capital in excess of par value	17,543	17,475
Retained earnings	691	848
Accumulated other comprehensive loss	(1,044)	(964)
Shareholders’ equity attributable to Johnson Controls	15,900	16,098
Noncontrolling interests	1,230	1,263
Total equity	17,130	17,361
Total liabilities and equity	$42,098	$42,695

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2024	2023
Operating Activities of Continuing Operations
Income from continuing operations attributable to Johnson Controls	$363	$340
Loss from continuing operations attributable to noncontrolling interests	(2)	—
Income from continuing operations	361	340
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	193	208
Pension and postretirement income and contributions	(16)	(16)
Deferred income taxes	(54)	(80)
Noncash restructuring and impairment charges	8	9
Equity-based compensation	28	29
Other - net	8	(22)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	284	40
Inventories	(15)	(106)
Other assets	(171)	(195)
Restructuring reserves	2	(14)
Accounts payable and accrued liabilities	(407)	(315)
Accrued income taxes	28	11
Cash provided (used) by operating activities from continuing operations	249	(111)

Investing Activities of Continuing Operations
Capital expenditures	(116)	(82)
Other - net	11	18
Cash used by investing activities from continuing operations	(105)	(64)

Financing Activities of Continuing Operations
Net proceeds from borrowings with maturities less than three months	12	1,116
Proceeds from debt	775	422
Stock repurchases and retirements	(330)	—
Payment of cash dividends	(245)	(252)
Employee equity-based compensation withholding taxes	(29)	(23)
Other - net	18	(27)
Cash provided by financing activities from continuing operations	201	1,236

Discontinued Operations
Cash used by operating activities	(2)	(135)
Cash used by investing activities	(10)	(10)
Cash used by financing activities	—	(8)
Cash used by discontinued operations	(12)	(153)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	60
Change in cash, cash equivalents and restricted cash held for sale	4	5
Increase in cash, cash equivalents and restricted cash	491	973
Cash, cash equivalents and restricted cash at beginning of period	767	917
Cash, cash equivalents and restricted cash at end of period	1,258	1,890
Less: Restricted cash	21	91
Cash and cash equivalents at end of period	$1,237	$1,799

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2024	2023
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,098	$16,545

Ordinary Shares - Beginning and ending balance	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,268)	(1,240)
Employee equity-based compensation withholding taxes	(29)	(23)
Ending balance	(1,297)	(1,263)

Capital in Excess of Par Value
Beginning balance	17,475	17,349
Share-based compensation expense	24	20
Other, including options exercised	44	12
Ending balance	17,543	17,381

Retained Earnings
Beginning balance	848	1,384
Net income attributable to Johnson Controls	419	374
Cash dividends declared	(246)	(252)
Repurchases and retirements of ordinary shares	(330)	—
Ending balance	691	1,506

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(964)	(955)
Other comprehensive income (loss)	(80)	22
Ending balance	(1,044)	(933)
Ending Balance	15,900	16,698

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,263	1,149
Comprehensive income (loss) attributable to noncontrolling interests	(23)	27
Dividends attributable to noncontrolling interests	(13)	—
Other, including options exercised	3	—
Ending Balance	1,230	1,176

Total Shareholders' Equity	$17,130	$17,874
Cash Dividends Declared per Ordinary Share	$0.37	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 19, 2024. The results of operations for the three month period ended December 31, 2024 are not necessarily indicative of results for the Company’s 2025 fiscal year because of seasonal and other factors.

Nature of Operations

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in smart, healthy and sustainable buildings, serving a wide range of customers around the globe. The Company’s products, services, systems and solutions advance the safety, comfort and intelligence of spaces to serve people, places and the planet. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including residential and commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space) and energy-management consulting. The Company's OpenBlue digital software platform enables enterprises to better manage their physical spaces by combining the Company's building products and services with cutting-edge technology and digital capabilities to enable data-driven “smart building” services and solutions. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

As discussed in more detail in Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations", the Company has entered into a definitive agreement to sell its Residential and Light Commercial (“R&LC") HVAC business, including the North America Ducted business and the global Residential joint venture with Hitachi Global Life Solutions, Inc. (“Hitachi”), of which Johnson Controls owns 60% and Hitachi owns 40%. The R&LC HVAC business, which was previously reported in the Global Products segment, meets the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the consolidated financial statements as a discontinued operation, and assets and liabilities are classified as held for sale for all periods presented. Unless otherwise noted, all activities and amounts reported in the following footnotes relate to the continuing operations of the Company and exclude activities and amounts related to the R&LC HVAC business.

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
December 31, 2024
(unaudited)
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

2.      NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, "Disclosure of Supplier Finance Program Obligations," which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The Company adopted the new disclosures, other than the rollforward disclosure, as required at the beginning of fiscal 2024. The rollforward disclosure will be adopted as required in fiscal 2025.

Amounts outstanding related to supply chain financing ("SCF") programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $733 million and $703 million as of December 31, 2024 and September 30, 2024, respectively.

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
December 31, 2024
(unaudited)
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

The Company determined that the assets and liabilities for the R&LC HVAC business met the held for sale criteria during the fourth quarter of 2024. Accordingly, the businesses' assets and liabilities were reclassified in the consolidated balance sheets at December 31, 2024 and September 30, 2024 to held for sale, and the Company ceased recording depreciation and amortization for the held for sale assets.

The following table summarizes the results of the R&LC HVAC business which are reported as discontinued operations (in millions):

	Three Months Ended December 31,
	2024	2023
Net sales	$966	$885
Cost of goods sold	731	671
Gross profit	235	214
Selling, general and administrative expenses	183	180
Restructuring and impairment costs	4	4
Net financing charges	(1)	11
Equity income	65	64
Income from discontinued operations before income taxes	114	83
Provision for income taxes on discontinued operations	24	19
Income from discontinued operations, net of tax	90	64
Income from discontinued operations attributable to noncontrolling interest, net of tax	34	30
Income from discontinued operations	$56	$34

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
The following table summarizes the assets and liabilities of the R&LC HVAC business which were classified as held for sale (in millions):

	December 31, 2024	September 30, 2024

Cash	$2	$5
Accounts receivable - net	539	592
Inventories	979	876
Other current assets	138	122
Current assets held for sale	1,658	1,595

Property, plant and equipment - net	743	793
Goodwill	1,130	1,182
Other intangible assets - net	94	96
Investments in partially-owned affiliates	833	949
Other noncurrent assets	186	190
Noncurrent assets held for sale	2,986	3,210
Total assets classified as held for sale	$4,644	$4,805

Accounts payable	$887	$917
Accrued compensation and benefits	99	113
Deferred revenue	112	84
Other current liabilities	224	317
Current liabilities held for sale	1,322	1,431

Pension and postretirement benefit obligations	25	28
Other noncurrent liabilities	382	377
Noncurrent liabilities held for sale	407	405
Total liabilities classified as held for sale	$1,729	$1,836

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of December 31, 2024, the estimated fair value less costs to sell of the held for sale businesses exceeded their carrying value, and therefore, no adjustment was necessary.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
4.     REVENUE RECOGNITION

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended December 31,
	2024			2023
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,695	$1,049	$2,744	$1,518	$969	$2,487
Building Solutions EMEA/LA	574	499	1,073	572	466	1,038
Building Solutions Asia Pacific	334	193	527	337	170	507
Global Products	1,082	—	1,082	1,177	—	1,177

Total	$3,685	$1,741	$5,426	$3,604	$1,605	$5,209

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended December 31,
	2024	2023
HVAC	$468	$533
Fire & Security	522	547
Industrial Refrigeration	92	97
Total	$1,082	$1,177

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	December 31, 2024	September 30, 2024
Contract assets - current	Accounts receivable - net	$1,917	$1,931
Contract assets - noncurrent	Other noncurrent assets	6	11
Contract liabilities - current	Deferred revenue	2,211	2,160
Contract liabilities - noncurrent	Other noncurrent liabilities	253	252

For the three months ended December 31, 2024 and 2023, the Company recognized revenue of $878 million and $839 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year.

Performance Obligations

A performance obligation is a distinct good, service, or a bundle of goods and services promised in a contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When contracts with customers require significant and complex integration, contain

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
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

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $20.9 billion, of which approximately 64% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose construction contracts, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less and contracts that are cancellable without substantial penalty.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	December 31, 2024	September 30, 2024
Other current assets	$276	$265
Other noncurrent assets	284	291
Total	$560	$556

During the three months ended December 31, 2024 and 2023, the Company recognized expense of $84 million and $57 million, respectively, related to costs to obtain or fulfill a contract. There were no impairment losses recognized in the three months ended December 31, 2024 and 2023.

5.     INVENTORIES

Inventories consisted of the following (in millions):

	December 31, 2024	September 30, 2024

Raw materials and supplies	$693	$765
Work-in-process	140	130
Finished goods	906	879
Inventories	$1,739	$1,774

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reportable segments (in millions):

	Three Months Ended December 31, 2024
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$10,050	$2,039	$1,227	$4,604	17,920
Accumulated impairment loss	(659)	(277)	—	(259)	(1,195)
Balance at beginning of period	9,391	1,762	1,227	4,345	16,725
Foreign currency translation	(41)	(107)	(84)	(81)	(313)
Balance at end of period	$9,350	$1,655	$1,143	$4,264	$16,412

Other intangible assets, primarily from business acquisitions, consisted of (in millions):

	December 31, 2024			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,570	$(973)	$597	$1,592	$(955)	$637
Customer relationships	2,571	(1,534)	1,037	2,632	(1,517)	1,115
Miscellaneous	877	(479)	398	886	(480)	406
	5,018	(2,986)	2,032	5,110	(2,952)	2,158
Indefinite-lived intangible assets
Trademarks/trade names	1,931	—	1,931	1,972	—	1,972
Total intangible assets	$6,949	$(2,986)	$3,963	$7,082	$(2,952)	$4,130

Amortization of other intangible assets included within continuing operations for the three months ended December 31, 2024 and 2023 was $120 million and $119 million, respectively.

7.    LEASES

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	December 31, 2024	September 30, 2024
Operating lease right-of-use assets	Other noncurrent assets	$1,164	$1,170
Operating lease liabilities - current	Other current liabilities	265	289
Operating lease liabilities - noncurrent	Other noncurrent liabilities	932	921

The following table presents supplemental noncash operating lease activity (in millions):

	Three Months Ended December 31,
	2024	2023
Right-of-use assets obtained in exchange for operating lease liabilities	$130	$76

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
8.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	December 31,	September 30,
	2024	2024
Commercial paper	$309	$350
Term loans	569	603
Bank borrowings	4	—
	$882	$953
Weighted average interest rate on short-term debt outstanding	3.7%	4.8%

As of December 31, 2024, the Company had two syndicated committed revolving credit facilities, including $2.5 billion which is scheduled to expire in December 2028 and $500 million which is scheduled to expire in December 2025. There were no draws on the facilities as of December 31, 2024.

In December 2024, the Company and its wholly-owned subsidiary, Tyco Fire & Security Finance S.C.A, co-issued the following unsecured, unsubordinated senior notes:

•$250 million 4.900% Senior Notes due December 2032. These notes are a further issuance of the $400 million, 4.900% Senior Notes due 2032, which were originally issued in September 2022.

•€500 million 3.125% Senior Notes due December 2033.

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As cash flow hedges under ASC 815, "Derivatives and Hedging," the hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates and commodity prices during the three months ended December 31, 2024 and 2023.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	December 31, 2024	September 30, 2024

Copper	2,880	2,676
Aluminum	2,471	2,450

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)

The Company may enter into forward-starting interest rate swaps in conjunction with anticipated note issuances to manage exposure to interest rate changes. The forward-starting interest swaps are terminated when the anticipated notes are issued.

As of December 31, 2023, $600 million of forward-starting interest swaps were outstanding on an $800 million anticipated note issuance which was subsequently terminated in fiscal 2024 once the note issuance was no longer highly likely to occur. Accumulated amounts previously recorded in AOCI were not material and were recognized as net financing charges in the consolidated statements of income when the swaps were terminated.

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

The following table summarizes net investment hedges (in billions):

	December 31,	September 30,
	2024	2024
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30

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
December 31, 2024
(unaudited)
Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 31,	September 30,	December 31,	September 30,
	2024	2024	2024	2024
Other current assets
Foreign currency exchange derivatives	$42	$19	$—	$1
Interest rate swaps	—	2	—	—
Total assets	$42	$21	$—	$1

Other current liabilities
Foreign currency exchange derivatives	$26	$24	$66	$1
Commodity derivatives	3	1	—	—
Long-term debt
Foreign currency denominated debt	3,186	3,424	521	—
Total liabilities	$3,215	$3,449	$587	$1

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	December 31,	September 30,	December 31,	September 30,
	2024	2024	2024	2024
Gross amount recognized	$42	$22	$3,802	$3,450
Gross amount eligible for offsetting	(14)	(12)	(14)	(12)
Net amount	$28	$10	$3,788	$3,438

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Three Months Ended December 31,
	2024	2023
Foreign currency exchange derivatives	$17	$(13)
Commodity derivatives	(3)	1
Interest rate swaps	—	(35)
Total	$14	$(47)

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended December 31,
		2024	2023
Foreign currency exchange derivatives	Cost of sales	$1	$(1)
Commodity derivatives	Cost of sales	—	(3)
Total		$1	$(4)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,
		2024	2023
Foreign currency exchange derivatives	Cost of sales	$(7)	$(5)
Foreign currency exchange derivatives	SG&A	(2)	—
Foreign currency exchange derivatives	Net financing charges	(144)	(43)
Total		$(153)	$(48)

The following table presents pre-tax gains on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) (in millions):

	Three Months Ended December 31,
	2024	2023
Net investment hedges	$238	$145
No gains or losses were reclassified from CTA into income during the three months ended December 31, 2024 and 2023.

10.    FAIR VALUE MEASUREMENTS

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
December 31, 2024
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$42	$—	$42	$—
Other noncurrent assets
Deferred compensation plan assets	57	57	—	—
Exchange traded funds (fixed income)(1)	76	76	—	—
Exchange traded funds (equity)(1)	201	201	—	—
Total assets	$376	$334	$42	$—
Other current liabilities
Foreign currency exchange derivatives	$92	$—	$92	$—
Commodity derivatives	3	—	3	—
Contingent earn-out liabilities	13	—	—	13
Other noncurrent liabilities
Contingent earn-out liabilities	14	—	—	14
Total liabilities	$122	$—	$95	$27

(1) Classified as restricted investments for payment of asbestos liabilities. See Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$20	$—	$20	$—
Commodity derivatives	2	—	2	—
Other noncurrent assets
Deferred compensation plan assets	56	56	—	—
Exchange traded funds (fixed income)(1)	81	81	—	—
Exchange traded funds (equity)(1)	200	200	—	—
Total assets	$359	$337	$22	$—
Other current liabilities
Foreign currency exchange derivatives	$25	$—	$25	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	14	—	—	14
Other noncurrent liabilities
Contingent earn-out liabilities	14	—		14
Total liabilities	$54	$—	$26	$28

(1) Classified as restricted investments for payment of asbestos liabilities. See Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

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

Exchange traded funds: Investments in exchange traded funds are valued using a market approach based on quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further information.

Foreign currency exchange derivatives: The foreign currency exchange derivatives are valued under a market approach using publicized spot and forward prices.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at December 31, 2024 and 2023 (in millions):

	Three Months Ended December 31,
	2024	2023
Deferred compensation plan assets	$(1)	$4
Investments in exchange traded funds	(1)	22

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at December 31, 2024 and September 30, 2024 was as follows (in billions):

	December 31,	September 30,
	2024	2024
Public debt	$8.4	$8.1
Other long-term debt	0.2	0.2
Total fair value of long-term debt	$8.6	$8.3

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

11. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2024	2023
Income Available to Ordinary Shareholders
Income from continuing operations	$363	$340
Income from discontinued operations	56	34
Basic and diluted income available to shareholders	$419	$374

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	662.0	680.7
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3.0	1.7
Diluted weighted average shares outstanding	665.0	682.4

Antidilutive Securities
Stock options and unvested restricted stock	—	0.6

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions):

	Three Months Ended December 31,
	2024	2023

Foreign currency translation adjustments
Balance at beginning of period	$(956)	$(970)
Aggregate adjustment for the period	(85)	61
Balance at end of period	(1,041)	(909)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(4)	15
Current period changes in fair value	8	(43)
Reclassification to income (1)	(1)	4
Net tax impact	(1)	1
Balance at end of period	2	(23)

Pension and postretirement plans
Balance at beginning of period	(4)	—
Reclassification to income	(1)	(1)
Balance at end of period	(5)	(1)
Accumulated other comprehensive loss, end of period	$(1,044)	$(933)
(1) Refer to Note 9, "Derivative Instruments and Hedging Activities," of the notes to the consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

13.    PENSION AND RETIREMENT PLANS

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

The components of the Company’s net periodic benefit cost (credit) associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended December 31,
	2024	2023

Interest cost	$16	$20
Expected return on plan assets	(24)	(30)
Net periodic benefit credit	$(8)	$(10)

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended December 31,
	2024	2023

Service cost	$4	$4
Interest cost	16	17
Expected return on plan assets	(19)	(18)
Net periodic benefit cost	$1	$3

	Postretirement Benefits
	Three Months Ended December 31,
	2024	2023

Interest cost	$1	$1
Expected return on plan assets	(3)	(2)
Amortization of prior service credit	(1)	(1)
Net periodic benefit credit	$(3)	$(2)

14.    RESTRUCTURING AND RELATED COSTS

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

The following table summarizes restructuring and related costs (in millions):

Three Months Ended December 31, 2024

Building Solutions North America	$6
Building Solutions EMEA/LA	11
Building Solutions Asia Pacific	2
Global Products	9
Corporate	5
Total	$33

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
The following table summarizes changes in the current restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Total

Restructuring and related costs	$25	$8	$33
Utilized—cash	(4)	—	(4)
Utilized—noncash	—	(8)	(8)
Balance at December 31, 2024	$21	$—	$21

The following table summarizes changes in the previous restructuring reserve, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Other	Total

Balance at September 30, 2024	$58	$17	$75
Utilized—cash	(27)	—	(27)
Other	—	1	1
Balance at December 31, 2024	$31	$18	$49

15.    INCOME TAXES

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

For the three months ended December 31, 2024, the Company's effective tax rate for continuing operations was 11.5% and was lower than the statutory tax rate of 12.5% primarily due to the benefits of continuing global tax planning, partially offset by tax rate differentials.

For the three months ended December 31, 2023, the Company's effective tax rate for continuing operations was (6.3)% and was lower than the statutory tax rate of 12.5% primarily due to Swiss tax reform and the benefits of continuing global tax planning, partially offset by the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain consolidated subsidiaries and tax rate differentials.

Uncertain Tax Positions

At September 30, 2024, the Company had gross tax-effected unrecognized tax benefits of $2.1 billion, of which $1.5 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2024 was approximately $398 million (net of tax benefit). Interest accrued during the three months ended December 31, 2024 and 2023 was approximately $28 million and $30 million (both net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
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

Tax Jurisdiction	Tax Years Covered
Belgium	2016 - 2017; 2019 - 2020; 2022
Germany	2007 - 2021
Mexico	2016 - 2019
United Kingdom	2014 - 2015; 2018; 2020 - 2021

It is reasonably possible that tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Impacts of Tax Legislation

On December 18, 2023, the president of Ireland signed into law the Finance (No. 2) Bill 2023, which included legislation regarding the implementation of the Pillar Two global minimum tax. The Pillar Two legislation is effective for the Company’s fiscal year beginning October 1, 2024. The impact in the current fiscal year is not expected to be material, however, the Company is continuing to assess the future impact of the new legislation.

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

16. SEGMENT INFORMATION

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)

The Company’s segments provide products and services primarily to commercial, institutional, industrial, data center, and governmental customers.

Management evaluates the performance of its segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income from continuing operations before income taxes and noncontrolling interests, excluding corporate expenses, amortization of intangible assets, restructuring and impairment costs, the water systems AFFF settlement costs and insurance recoveries, net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments, and net financing charges.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended December 31,
	2024	2023

Building Solutions North America	$2,744	$2,487
Building Solutions EMEA/LA	1,073	1,038
Building Solutions Asia Pacific	527	507
Global Products	1,082	1,177
Total net sales	$5,426	$5,209

	Segment EBITA
	Three Months Ended December 31,
	2024	2023

Building Solutions North America	$332	$285
Building Solutions EMEA/LA	108	80
Building Solutions Asia Pacific	49	46
Global Products	326	267
Total segment EBITA	815	678

Corporate expenses	171	139
Amortization of intangible assets	120	119
Restructuring and impairment costs	33	35
Water systems AFFF insurance recoveries (1)	(4)	—
Net mark-to-market losses (gains)	1	(22)
Net financing charges	86	87
Income before income taxes	$408	$320
(1) Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

17.    GUARANTEES

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
December 31, 2024
(unaudited)
event of nonperformance. Performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. Generally, the Company's warranties require the repair or replacement of defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical costs to repair or replace products and other known factors. The Company monitors its warranty activity and adjusts its reserve estimates when it is probable that future warranty costs will be different than those estimates.

The Company’s product warranty liability is recorded in the consolidated statements of financial position in other current liabilities for estimated costs to be incurred within 12 months and in other non-current liabilities for estimated costs to be incurred in more than one year.

The following table summarizes changes in the total product warranty liability (in millions):

Balance at September 30, 2024	$122
Accruals for warranties issued during the period	16
Settlements made during the period	(18)
Changes in estimates to pre-existing warranties	(2)
Currency translation	(3)
Balance at December 31, 2024	$115

18.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2024	September 30, 2024

Other current liabilities	$28	$32
Other noncurrent liabilities	175	179
Total reserves for environmental liabilities	$203	$211

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $7 million at both December 31, 2024 and September 30, 2024.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR's requests. The parties are engaged in summary judgment and pretrial motions. The Court has continued the trial previously scheduled for March 3, 2025 and has not yet set a new trial date.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 980 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 35 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

Tyco Fire Products and Chemguard are also periodically notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
Water Systems AFFF Settlement Agreement

On April 12, 2024, Tyco Fire Products agreed to a settlement with a nationwide class of public water systems that detected PFAS in their drinking water systems that they allege to be associated with the use of AFFF. Under the terms of the agreement, Tyco Fire Products agreed to contribute $750 million to resolve these PFAS claims. The settlement releases these claims against Tyco Fire Products, Chemguard, and other related corporate entities. On November 22, 2024, the Court entered final approval of the settlement agreement. In accordance with the terms of the settlement agreement, Tyco Fire Products made its final required payment of $415 million in December 2024 and has now paid the full settlement amount.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 45 pending putative class actions in federal courts originating from 18 states and territories. All of these cases have been direct-filed in or transferred to the MDL. In addition, six proposed class actions were filed in Canada (British Columbia, Manitoba, Quebec and Ontario) in the past year, which name Tyco Fire Products and other manufacturers as defendants, on behalf of various classes of members (including individuals and government entities) who seek to recover for remediation (past and future) costs, claim property or other environmental damages, or claim personal injuries or other harms arising from alleged exposure to or contamination with PFAS or PFAS-containing products (including AFFF).

AFFF Individual or Mass Actions

There are more than 8,800 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 8,800 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois and Wisconsin.

Tyco and Chemguard are also periodically notified by other individuals that they may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2024	September 30, 2024

Other current liabilities	$58	$58
Other noncurrent liabilities	344	350
Total asbestos-related liabilities	402	408
Other current assets	15	14
Other noncurrent assets	315	320
Total asbestos-related assets	330	334
Net asbestos-related liabilities	$72	$74

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
(unaudited)
The following table presents the components of asbestos-related assets (in millions):

	December 31, 2024	September 30, 2024

Restricted
Cash	$7	$6
Investments	277	281
Total restricted assets	284	287
Insurance receivables for asbestos-related liabilities	46	47
Total asbestos-related assets	$330	$334

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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2024	September 30, 2024

Other current liabilities	$98	$92
Accrued compensation and benefits	20	20
Other noncurrent liabilities	247	239
Total self-insured liabilities	$365	$351

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	December 31, 2024	September 30, 2024

Other current assets	$5	$5
Other noncurrent assets	13	13
Total insurance receivables	$18	$18

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2024
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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: The Company's ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability of the Company to execute on its operating model and drive organizational improvement; the Company's ability to successfully execute and complete portfolio simplification, including the completion of the divestiture of the Residential and Light Commercial business, as well as the possibility that the expected benefits of such actions will not be realized or will not be realized within the expected time frame; the ability to hire and retain senior management and other key personnel, including successfully executing the Company's Chief Executive Officer succession plan; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; the ability to manage general economic, business and capital market conditions, including the impact of recessions, economic downturns and global price inflation; fluctuations in the cost and availability of public and private financing for the Company's customers; the ability to manage macroeconomic and geopolitical volatility, including supply chain shortages, restrictive trade measures and the conflict between Russia and Ukraine and the ongoing conflicts in the Middle East; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; changes to laws or policies governing foreign trade, including economic sanctions, tariffs, foreign exchange and capital controls, import/export controls or other trade restrictions; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact the Company's business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2024 filed with the United States Securities and Exchange Commission ("SEC") on November 19, 2024, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

Overview

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in smart, healthy and sustainable buildings, serving a wide range of customers around the globe. The Company’s products, services, systems and solutions advance the safety, comfort and intelligence of spaces to serve people, places and the planet. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including residential and commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space) and energy-management consulting. The Company's OpenBlue digital software platform enables enterprises to better manage their physical spaces by combining the Company's building products and services with cutting-edge technology and digital capabilities to enable data-driven “smart building” services and solutions. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

The following information should be read in conjunction with the September 30, 2024 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 19, 2024. References in the following discussion and analysis to "Three Months," "First Quarter" or similar language refer to the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Macroeconomic Trends

Much of the demand for the Company’s products and solutions is heavily dependent on general economic conditions, localized demand for real estate and the availability of credit, public funding or other financing sources. Positive or negative fluctuations in these dependencies could have a corresponding impact on the Company’s financial condition, results of operations and cash flows. While economic conditions in China stabilized in the three months ended December 31, 2024, industrial growth remains tempered, impacting the performance of the Building Solutions Asia Pacific segment. The Company expects economic conditions in China to continue to stabilize in fiscal 2025, however, if conditions do not stabilize, results of the Building Solutions Asia Pacific segment could be negatively impacted.

As a result of the Company’s global presence, a significant portion of its revenues and expenses is denominated in currencies other than the U.S. dollar, which results in non-U.S. currency risks and exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, currency exposure from the translation of non-U.S. dollar functional currency subsidiaries cannot be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. Revenue and profits were negatively impacted by movements in foreign exchange rates against the U.S. dollar during the three months ended December 31, 2024.

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, safe, efficient and sustainable buildings, which are driven in part by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the U.S. Climate Smart Buildings Initiative, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by an increase in commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. Combined with its investment in digital and product capabilities, including its OpenBlue platform, the Company seeks to capitalize on these trends to enable delivery of sustainable, high-efficiency products and tailored services to enable customers to achieve their sustainability goals. The Company is leveraging its install base, together with data-driven products and services, to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

The Company has experienced, and could again experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends, including increased global demand, the imposition of tariffs and other restrictive trade measures, geopolitical and economic tensions, including the conflict between Russia and Ukraine and Israel and Hamas, and labor shortages. Recently, the United States has announced tariffs on products manufactured in several jurisdictions, including, Mexico, China and Canada, and has made announcements regarding the potential imposition of tariffs on other jurisdictions, such as the European Union. The United States has and may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States. The Company is actively monitoring and evaluating the development and potential impacts of tariffs on its supply chain and results of operations.

The Company maintains operations worldwide, including the jurisdictions impacted by the recently announced and contemplated tariffs. If the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, the Company expects that such actions will negatively impact its revenue growth and margins in future periods. The net effect of these events will depend on the Company’s ability to successfully mitigate and offset their impact. The Company has historically taken actions to mitigate trade restrictions, supply chain disruptions and inflation, including, price increases, expanding and redistributing its supplier network, supplier financing, accelerated purchasing and productivity improvements. These actions have generally been successful in offsetting some, but not all, of the impact of these trends.

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2024 filed with the United States Securities and Exchange Commission ("SEC") on November 19, 2024.

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

Cybersecurity Incident

During the weekend of September 23, 2023, the Company became aware of a cybersecurity incident impacting its internal information technology ("IT") infrastructure and applications. The overall impact of the cybersecurity incident did not have a material impact on net income, net of insurance recoveries, or cash flows from operations in the first quarter of fiscal 2024. A substantial portion of its direct costs incurred related to containing, investigating and remediating the incident, as well as business interruption losses, was reimbursed through insurance recoveries.

The Company is completing its analysis of the impacted data and believes based on its assessment to date that certain data, including employee, job applicant, consultant and other third party personally identifiable information and other related data, was impacted by the incident. The Company will, as determined appropriate, notify impacted individuals and regulatory authorities.

Based on the information reviewed to date, the Company has not observed evidence of any impact to its digital products, services and solutions, including OpenBlue and Metasys.

Net Sales

	Three Months Ended December 31,
(in millions)	2024	2023	Change

Net sales	$5,426	$5,209	4%

The increase in net sales for the three months ended December 31, 2024 was due to higher organic sales ($480 million), partially offset by the net impact of acquisitions and divestitures ($230 million) and the unfavorable impact of foreign currency translation ($33 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 10% over the prior year, driven by strong growth in Products and Systems in the Building Solutions North America and Global Products segments and growth in Services in all Building Solutions segments.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2024	2023	Change

Cost of sales	$3,500	$3,431	2%
Gross profit	1,926	1,778	8%
% of sales	35.5%	34.1%

The increase in gross profit for the three months ended December 31, 2024 was primarily due to margin improvements in the Building Solutions segments as a result of strategically building backlog with long-term, higher margin Systems projects.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in millions)	2024	2023	Change

SG&A	$1,399	$1,334	5%
% of sales	25.8%	25.6%

For the three months ended December 31, 2024, increases in SG&A were primarily due to transformation costs and transaction/separation costs.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2024	2023

Restructuring and impairment costs	$33	$35

Refer to Note 14, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring actions.

Net Financing Charges

	Three Months Ended December 31,
(in millions)	2024	2023

Interest expense, net of capitalized interest costs	$67	$85
Other financing charges	6	22
Interest income, net of foreign exchange results	(3)	(5)
Net foreign exchange results for financing activities	16	(15)
Net financing charges	$86	$87

Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's debt.

Income Tax Provision (Benefit)

	Three Months Ended December 31,
(in millions)	2024	2023

Income tax provision (benefit)	$47	$(20)
Effective tax rate	11.5%	(6.3)%

Refer to Note 15, "Income Taxes" of the notes to the consolidated financial statements for further disclosure related to the Company's income taxes.

Segment Analysis

Management evaluates the performance of its segments primarily on segment earnings before interest, taxes and amortization ("EBITA"), which represents income from continuing operations before income taxes and noncontrolling interests, excluding corporate expenses, amortization of intangible assets, restructuring and impairment costs, the water systems AFFF settlement costs and insurance recoveries, net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments, and net financing charges.

Net Sales

	Three Months Ended December 31,
(in millions)	2024	2023	Change

Building Solutions North America	$2,744	$2,487	10%
Building Solutions EMEA/LA	1,073	1,038	3%
Building Solutions Asia Pacific	527	507	4%
Global Products	1,082	1,177	(8%)
	$5,426	$5,209	4%

•The increase in Building Solutions North America was primarily due to organic growth ($260 million). Sales growth was led by high teens growth in Applied HVAC and Controls. Products and systems sales increased 12% and Services increased 9%.

•The increase in Building Solutions EMEA/LA was primarily due to organic growth ($57 million), partially offset by the unfavorable impact of foreign currency translation ($25 million). Excluding the impact of foreign currency translation, sales growth was primarily led by 10% growth in Services. Fire and Security sales increased high single digits.

•The increase in Building Solutions Asia Pacific was primarily due to organic growth ($23 million). Sales growth was led by 14% growth in Services.

•The decrease in Global Products was primarily due to the impact of business divestitures ($233 million), partially offset by organic growth ($140 million). Excluding the impact of business divestitures and foreign currency, sales increased 15%, led by over 30% growth in Applied HVAC.

Segment EBITA

	Three Months Ended December 31,
(in millions)	2024	2023	Change

Building Solutions North America	$332	$285	16%
Building Solutions EMEA/LA	108	80	35%
Building Solutions Asia Pacific	49	46	7%
Global Products	326	267	22%

•The increase in Building Solutions North America was primarily due to higher margin backlog conversion, partially offset by impacts from ongoing growth investments.

•The increase in Building Solutions EMEA/LA was primarily driven by productivity improvements and positive mix from the growth in Services.

•The increase in Building Solutions Asia Pacific was primarily driven by positive mix from the Service business.

•The increase in Global Products was primarily due to increased volumes and enhanced operational efficiencies.

Backlog and Orders

Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Backlog is applicable to sales of products and systems and services and totaled $15.3 billion at December 31, 2024, including both the Building Solutions and Global Products segments. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes backlog and orders for the Building Solutions segments:

	Backlog		Orders
(in billions)	December 31, 2024	Year-over-Year Change (1)	Three months ended December 31, 2024	Year-over-Year Change (1)

Building Solutions North America	$9.3	12%	$3.0	18%
Building Solutions EMEA/LA	2.4	5%	1.2	6%
Building Solutions Asia Pacific	1.5	22%	0.6	32%
Total Building Solutions	$13.2	11%	$4.8	16%

(1) Change is compared to December 31, 2023 (backlog) and the three months ended December 31, 2023 (orders) and excludes the impact of mergers, acquisitions, dispositions and foreign currency.

Remaining performance obligations were $20.9 billion at December 31, 2024. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

(in millions)	December 31, 2024	September 30, 2024	Change

Current assets	$11,289	$11,179
Current liabilities	11,083	11,955
Working capital	$206	$(776)	*

Accounts receivable - net	$5,614	$6,051	(7)%
Inventories	1,739	1,774	(2)%
Accounts payable	3,214	3,389	(5)%
* Measure not meaningful

•The increase in working capital at December 31, 2024 as compared to September 30, 2024 was primarily due to an increase in cash and cash equivalents, a decrease in other current liabilities due to a payment related to the AFFF settlement agreement and a decrease in accounts payable due to timing, which were partially offset by a decrease in accounts receivable.

Cash Flows From Continuing Operations

	Three Months Ended December 31,
(in millions)	2024	2023

Cash provided (used) by operating activities	$249	$(111)
Cash used by investing activities	(105)	(64)
Cash provided by financing activities	201	1,236

•The increase in cash provided by operating activities was primarily due to decreases in accounts receivable and higher cash used for inventory in the first quarter of fiscal 2024, partially offset by the timing of accounts payable and accrued liabilities payments.

•The increase in cash used by investing activities was primarily due to increased capital expenditures.

•The decrease in cash provided by financing activities was primarily due to changes in net debt activity and higher share repurchases, which were temporarily halted in the first quarter of fiscal 2024.

Capitalization

(in millions)	December 31, 2024	September 30, 2024

Short-term debt	$882	$953
Current portion of long-term debt	522	536
Long-term debt	8,589	8,004
Total debt	9,993	9,493
Less: Cash and cash equivalents	1,237	606
Net debt	$8,756	$8,887

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$15,900	$16,098
Total capitalization (Total debt plus Equity)	25,893	25,591
Net capitalization (Net debt plus Equity)	24,656	24,985

Total debt as a % of Total capitalization	38.6%	37.1%
Net debt as a % of Net capitalization	35.5%	35.6%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•As of December 31, 2024, approximately $1.4 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.37 per common share in the quarter ended December 31, 2024 and intends to continue paying dividends throughout fiscal 2025.

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

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $1.2 billion at December 31, 2024, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $309 million as of December 31, 2024 and $350 million as of September 30, 2024.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028 or its $0.5 billion revolving credit facility which was renewed in December 2024 and is now scheduled to expire in December 2025. There were no draws on the revolving credit facilities as of December 31, 2024 and September 30, 2024.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of December 31, 2024, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2024, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The Company earns a significant amount of its income outside of the parent company. Outside basis differences in these subsidiaries are deemed to be permanently reinvested except in limited circumstances. However, in the first quarter of fiscal 2024, the Company recorded income tax expense related to a change in the Company's assertion over the outside basis differences of the Company’s investment in certain consolidated subsidiaries as a result of the planned divestiture of its R&LC HVAC business. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. The Company's intent is to reduce basis differences only when it would be tax efficient. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at its Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

•The Company may from time to time purchase its outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

•Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for additional information on debt balances and items impacting capitalization.

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
•$700 million aggregate principal amount of 5.500% Senior Notes due 2029
•$625 million aggregate principal amount of 1.750% Senior Notes due 2030
•$500 million aggregate principal amount of 2.000% Sustainability-Linked Senior Notes due 2031
•€500 million aggregate principal amount of 1.000% Senior Notes due 2032
•$650 million aggregate principal amount of 4.900% Senior Notes due 2032
•€500 million aggregate principal amount of 3.125% Senior Notes due 2033
•€800 million aggregate principal amount of 4.250% Senior Notes due 2035

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

	Three Months Ended December 31, 2024	Year Ended September 30, 2024
Net loss attributable to the Obligor Group	$186	$609
Net income (loss) attributable to intercompany transactions	(4)	511

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
Current assets	$696	$1,339	$460	$823
Noncurrent assets	243	243	9,242	7,522
Current liabilities	7,536	6,726	999	2,789
Noncurrent liabilities	8,395	7,836	10,298	9,028

The same accounting policies as described in Note 1, "Summary of Significant Accounting Policies," of the Company's Annual Report on 10-K for the year ended September 30, 2024 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to the consolidated financial statements.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company’s critical accounting estimates requiring significant judgement that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2024, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2024.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for discussion of environmental, asbestos, self-insured liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

Except as set forth herein, there have been no material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

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

In February 2025, we announced that we had reached an agreement for Joakim Weidemanis to succeed George Oliver as our next Chief Executive Officer, effective immediately following our 2025 Annual General Meeting of Shareholders. If we are unable to successfully execute our Chief Executive Officer transition, we could experience disruption in the setting and execution of our operational and strategic objectives, which could have a material adverse effect on our results of operations, financial condition and cash flows. We also may have difficulty attracting and recruiting, or retaining, qualified senior leadership during the transition period.

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, our business, data and our products have been and will in the future be vulnerable to security incidents, theft, misplaced or lost data, programming errors, or errors that could potentially lead to the compromise or further compromise of such data, improper use of our products, systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. During September 2023, we became aware of a cybersecurity event consisting of unauthorized access, data exfiltration and deployment of ransomware to a portion of our internal IT infrastructure. The Company is completing its analysis of the impacted data and believes based on its assessment to date that certain data, including employee, job applicant, consultant and other third party personally identifiable information and other related data, was impacted by the incident. The Company will, as determined appropriate, notify impacted individuals and regulatory authorities.

The actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data as a result of the foregoing or any other cybersecurity incident, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in litigation and/or regulatory activity and associated fines, damages, costs, awards, or settlements. In addition, we may be required to make certain third-party notifications to individuals and regulators following the completion of our analysis of the data impacted by the cybersecurity incident.

We could face similar consequences in the future if we, our employees, our suppliers, channel partners, customers or other third parties experience the actual or perceived risk of theft, loss, fraudulent use or misuse of data, including as a result of employee error or malfeasance, non-compliance with required or expected security practices, or as a result of the imaging, software, security and other products we incorporate into our products. Such an event could lead customers to select the products and services of our competitors. Both the September 2023 cybersecurity incident and any future incidents could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain existing and potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales.

We operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secured. For example, proposed regulations restricting the use of biometric security technology could impact the products and solutions offered by our security business. Similarly the Executive Order 14117, and its implementing regulations Preventing Access to Americans’ Bulk Sensitive Personal Data and US Government Related Data By Countries of Concern, may limit our ability to share information with China and other designated countries. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we maintain general liability insurance coverage and coverage for errors or omissions, such coverage might not be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises, including relevant to compromises of our systems or data, that such coverage will continue to be available to us on acceptable terms or at all, or that such coverage will pay future claims including claims and other costs related to the September 2023 cybersecurity incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

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

Recently, the United States has announced tariffs on products manufactured in several jurisdictions, including, Mexico, China and Canada, and has made announcements regarding the potential imposition of tariffs on other jurisdictions, such as the European Union. The United States has and may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States. We are actively monitoring and evaluating the development and potential impacts of tariffs on our supply chain and results of operations. We maintain operations worldwide, including the jurisdictions impacted by the recently announced and contemplated tariffs. If the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, we expect that such actions could negatively impact our revenue growth and margins in future periods through increased costs, decreased demand and other adverse economic impacts. The net effect of these actions will depend on our ability to successfully mitigate and offset their impact, which may not be effective.

Trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to spend money, which could impair our future growth. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of December 31, 2024, approximately $1.4 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in March 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three months ended December 31, 2024, the Company repurchased and immediately retired $330 million of its ordinary shares in open market transactions.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/01/24 - 10/31/24	819,300	$76.80	819,300	$1,680,869,294
11/01/24 - 11/30/24	900,231	82.25	900,231	1,606,823,689
12/01/24 - 12/31/24	2,351,519	82.09	2,351,519	1,413,792,917

ITEM 5. OTHER INFORMATION

Director and Officer Rule 10b5-1 Plans

During the three months ended December 31, 2024, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Twelfth Supplemental Indenture, dated as of December 10, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.2
Thirteenth Supplemental Indenture, dated as of December 11, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Europe DAC, as paying agent (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K filed on December 11, 2024).

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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: February 5, 2025	By:	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer