Form 10-Q
period 2025-03-31
Johnson Controls International plc
filed 2025-05-07
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2025
Ordinary Shares, $0.01 par value per share	658,047,305

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales
Products and systems	$3,865	$3,883	$7,550	$7,487
Services	1,811	1,714	3,552	3,319
	5,676	5,597	11,102	10,806
Cost of sales
Products and systems	2,523	2,616	4,979	5,107
Services	1,084	1,059	2,128	1,999
	3,607	3,675	7,107	7,106

Gross profit	2,069	1,922	3,995	3,700

Selling, general and administrative expenses	1,427	2,064	2,826	3,398
Restructuring and impairment costs	62	239	95	274
Net financing charges	80	89	166	176
Equity income (loss)	1	(1)	1	(3)

Income (loss) from continuing operations before income taxes	501	(471)	909	(151)

Income tax provision (benefit)	26	(153)	73	(173)

Income (loss) from continuing operations	475	(318)	836	22

Income from discontinued operations, net of tax	51	84	141	148

Net income (loss)	526	(234)	977	170

Income (loss) attributable to noncontrolling interests
Continuing operations	2	3	—	3
Discontinued operations	46	40	80	70

Net income (loss) attributable to Johnson Controls	$478	$(277)	$897	$97

Income (loss) attributable to Johnson Controls
Continuing operations	$473	$(321)	$836	$19
Discontinued operations	5	44	61	78
Total	$478	$(277)	$897	$97

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.72	$(0.47)	$1.27	$0.03
Discontinued operations	0.01	0.06	0.09	0.11
Total	$0.73	$(0.41)	$1.36	$0.14

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.71	$(0.47)	$1.26	$0.03
Discontinued operations	0.01	0.06	0.09	0.11
Total	$0.72	$(0.41)	$1.35	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Net income (loss)	$526	$(234)	$977	$170

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(77)	(95)	(223)	(33)
Realized and unrealized gains (losses) on derivatives	6	27	18	(15)
Pension and postretirement plans	(1)	(1)	(2)	(2)
Other comprehensive income (loss)	(72)	(69)	(207)	(50)

Total comprehensive income (loss)	454	(303)	770	120

Comprehensive income attributable to noncontrolling interests:
Net income	48	43	80	73

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13	(3)	(48)	(2)
Realized and unrealized gains (losses) on derivatives	(1)	4	5	—
Other comprehensive income (loss)	12	1	(43)	(2)
Comprehensive income attributable to noncontrolling interests	60	44	37	71
Comprehensive income (loss) attributable to Johnson Controls	$394	$(347)	$733	$49

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	March 31, 2025	September 30, 2024
Assets

Cash and cash equivalents	$795	$606
Accounts receivable, less allowance for expected credit losses of $233 and $210, respectively	5,858	6,051
Inventories	1,756	1,774
Current assets held for sale	1,856	1,595
Other current assets	1,085	1,153
Current assets	11,350	11,179

Property, plant and equipment - net	2,422	2,403
Goodwill	16,509	16,725
Other intangible assets - net	3,883	4,130
Noncurrent assets held for sale	3,101	3,210
Other noncurrent assets	5,102	5,048
Total assets	$42,367	$42,695

Liabilities and Equity

Short-term debt	$1,261	$953
Current portion of long-term debt	558	536
Accounts payable	3,254	3,389
Accrued compensation and benefits	832	1,048
Deferred revenue	2,380	2,160
Current liabilities held for sale	1,544	1,431
Other current liabilities	1,988	2,438
Current liabilities	11,817	11,955

Long-term debt	8,167	8,004
Pension and postretirement benefit obligations	181	217
Noncurrent liabilities held for sale	429	405
Other noncurrent liabilities	4,741	4,753
Noncurrent liabilities	13,518	13,379

Commitments and contingencies (Note 18)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,299)	(1,268)
Capital in excess of par value	17,626	17,475
Retained earnings	599	848
Accumulated other comprehensive loss	(1,128)	(964)
Shareholders’ equity attributable to Johnson Controls	15,805	16,098
Noncontrolling interests	1,227	1,263
Total equity	17,032	17,361
Total liabilities and equity	$42,367	$42,695

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2025	2024
Operating Activities of Continuing Operations
Income from continuing operations attributable to Johnson Controls	$836	$19
Income from continuing operations attributable to noncontrolling interests	—	3
Income from continuing operations	836	22
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	395	423
Pension and postretirement income and contributions	(37)	(31)
Deferred income taxes	(107)	(419)
Noncash restructuring and impairment charges	33	253
Equity-based compensation	59	54
Other - net	32	(37)
Changes in assets and liabilities:
Accounts receivable	93	(509)
Inventories	(27)	(135)
Other assets	(213)	(190)
Restructuring reserves	(3)	(60)
Accounts payable and accrued liabilities	(227)	202
Accrued income taxes	(35)	(10)
Cash provided (used) by operating activities from continuing operations	799	(437)

Investing Activities of Continuing Operations
Capital expenditures	(210)	(210)
Other - net	(7)	14
Cash used by investing activities from continuing operations	(217)	(196)

Financing Activities of Continuing Operations
Net proceeds from borrowings with maturities less than three months	358	1,543
Proceeds from debt	775	422
Repayments of debt	(502)	(163)
Stock repurchases and retirements	(660)	(474)
Payment of cash dividends	(490)	(504)
Proceeds from the exercise of stock options	105	20
Employee equity-based compensation withholding taxes	(31)	(24)
Other - net	(29)	(80)
Cash provided (used) by financing activities from continuing operations	(474)	740

Discontinued Operations
Cash provided (used) by operating activities	47	(12)
Cash used by investing activities	(27)	(15)
Cash used by financing activities	(65)	(63)
Cash used by discontinued operations	(45)	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	19
Change in cash, cash equivalents and restricted cash held for sale	3	1
Increase in cash, cash equivalents and restricted cash	51	37
Cash, cash equivalents and restricted cash at beginning of period	767	917
Cash, cash equivalents and restricted cash at end of period	818	954
Less: Restricted cash	23	116
Cash and cash equivalents at end of period	$795	$838

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$15,900	$16,698	$16,098	$16,545

Ordinary Shares - Beginning and ending balance	7	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,297)	(1,263)	(1,268)	(1,240)
Employee equity-based compensation withholding taxes	(2)	(1)	(31)	(24)
Ending balance	(1,299)	(1,264)	(1,299)	(1,264)

Capital in Excess of Par Value
Beginning balance	17,543	17,381	17,475	17,349
Share-based compensation expense	22	20	46	40
Other, including options exercised	61	10	105	22
Ending balance	17,626	17,411	17,626	17,411

Retained Earnings
Beginning balance	691	1,506	848	1,384
Net income (loss) attributable to Johnson Controls	478	(277)	897	97
Cash dividends declared	(240)	(248)	(486)	(500)
Repurchases and retirements of ordinary shares	(330)	(474)	(660)	(474)
Ending balance	599	507	599	507

Accumulated Other Comprehensive Loss
Beginning balance	(1,044)	(933)	(964)	(955)
Other comprehensive loss	(84)	(70)	(164)	(48)
Ending balance	(1,128)	(1,003)	(1,128)	(1,003)
Ending Balance	15,805	15,658	15,805	15,658

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,230	1,176	1,263	1,149
Comprehensive income attributable to noncontrolling interests	60	44	37	71
Dividends attributable to noncontrolling interests	(65)	(39)	(78)	(39)
Other, including options exercised	2	2	5	2
Ending Balance	1,227	1,183	1,227	1,183

Total Shareholders' Equity	$17,032	$16,841	$17,032	$16,841
Cash Dividends Declared per Ordinary Share	$0.37	$0.37	$0.74	$0.74

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 19, 2024. The results of operations for the three and six month periods ended March 31, 2025 are not necessarily indicative of results for the Company’s 2025 fiscal year because of seasonal and other factors.

Nature of Operations

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in smart, safe, healthy and sustainable buildings, serving a wide range of customers around the globe. The Company’s products, services, systems and solutions advance the safety, comfort and intelligence of spaces to serve people, places and the planet. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

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

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc and its subsidiaries in conformity with U.S. GAAP. The results of companies acquired or disposed of during the reporting period are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. Investments in partially-owned affiliates are accounted for by the equity method when the Company exercises significant influence, which typically occurs when its ownership interest exceeds 20%, and the Company does not have a controlling interest.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
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

Amounts outstanding related to supply chain financing ("SCF") programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $655 million and $703 million as of March 31, 2025 and September 30, 2024, respectively.

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

The Company does not expect the recently issued accounting pronouncements above to have a material impact on its consolidated financial statements other than the related incremental disclosures. Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
3.     ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

In July 2024, the Company entered into a definitive agreement to sell its R&LC HVAC business, which includes the North America Ducted businesses and the global Residential joint venture with Hitachi, of which Johnson Controls owns 60% and Hitachi owns 40%, to Bosch Group for approximately $8.1 billion in cash with the Company’s portion of the aggregate consideration being approximately $6.7 billion, inclusive of an upfront royalty payment for the licensing of the York tradename. The transaction is expected to close in the second half of fiscal 2025, subject to required regulatory approvals and other customary closing conditions. The R&LC HVAC business, which was previously reported in the Global Products segment, meets the criteria to be classified as discontinued operations as it represents a strategic shift in the Company's operations and results in the exit of substantially all of its residential and light commercial HVAC businesses. Results of the business are presented in discontinued operations for all periods presented.

The Company determined that the assets and liabilities for the R&LC HVAC business met the held for sale criteria during the fourth quarter of 2024. Accordingly, the assets and liabilities of the business were reclassified in the consolidated balance sheets at March 31, 2025 and September 30, 2024 to held for sale, and the Company ceased recording depreciation and amortization for the held for sale assets.

The following table summarizes the results of the R&LC HVAC business which are reported as discontinued operations (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales	$1,069	$1,102	$2,035	$1,987
Cost of goods sold	841	843	1,572	1,514
Gross profit	228	259	463	473
Selling, general and administrative expenses	189	187	372	367
Restructuring and impairment costs	5	15	9	19
Net financing charges	2	4	1	15
Equity income	69	57	134	121
Income from discontinued operations before income taxes	101	110	215	193
Provision for income taxes on discontinued operations	50	26	74	45
Income from discontinued operations, net of tax	51	84	141	148
Income from discontinued operations attributable to noncontrolling interest, net of tax	46	40	80	70
Income from discontinued operations	$5	$44	$61	$78

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
The following table summarizes the assets and liabilities of the R&LC HVAC business which were classified as held for sale (in millions):

	March 31, 2025	September 30, 2024

Cash	$4	$5
Accounts receivable - net	613	592
Inventories	1,080	876
Other current assets	159	122
Current assets held for sale	1,856	1,595

Property, plant and equipment - net	760	793
Goodwill	1,149	1,182
Other intangible assets - net	96	96
Investments in partially-owned affiliates	910	949
Other noncurrent assets	186	190
Noncurrent assets held for sale	3,101	3,210
Total assets classified as held for sale	$4,957	$4,805

Accounts payable	$980	$917
Accrued compensation and benefits	78	113
Deferred revenue	206	84
Other current liabilities	280	317
Current liabilities held for sale	1,544	1,431

Pension and postretirement benefit obligations	27	28
Other noncurrent liabilities	402	377
Noncurrent liabilities held for sale	429	405
Total liabilities classified as held for sale	$1,973	$1,836

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of March 31, 2025, the estimated fair value less costs to sell of the held for sale businesses exceeded their carrying value, and therefore, no adjustment was necessary.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
4.     REVENUE RECOGNITION

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended March 31,
	2025			2024
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$1,829	$1,087	$2,916	$1,700	$1,039	$2,739
Building Solutions EMEA/LA	566	519	1,085	572	492	1,064
Building Solutions Asia Pacific	337	205	542	308	183	491
Global Products	1,133	—	1,133	1,303	—	1,303

Total	$3,865	$1,811	$5,676	$3,883	$1,714	$5,597

	Six Months Ended March 31,
	2025			2024
	Products & Systems	Services	Total	Products & Systems	Services	Total
Building Solutions North America	$3,524	$2,136	$5,660	$3,218	$2,008	$5,226
Building Solutions EMEA/LA	1,140	1,018	2,158	1,144	958	2,102
Building Solutions Asia Pacific	671	398	1,069	645	353	998
Global Products	2,215	—	2,215	2,480	—	2,480

Total	$7,550	$3,552	$11,102	$7,487	$3,319	$10,806

The following table presents further disaggregation of Global Products segment revenues by product type (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
HVAC	$468	$581	$936	$1,114
Fire & Security	573	607	1,095	1,154
Industrial Refrigeration	92	115	184	212
Total	$1,133	$1,303	$2,215	$2,480

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
March 31, 2025
(unaudited)
The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	March 31, 2025	September 30, 2024
Contract assets - current	Accounts receivable - net	$1,998	$1,931
Contract assets - noncurrent	Other noncurrent assets	7	11
Contract liabilities - current	Deferred revenue	2,380	2,160
Contract liabilities - noncurrent	Other noncurrent liabilities	261	252

For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $393 million and $369 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year. For the six months ended March 31, 2025 and 2024, the Company recognized revenue of $1,271 million and $1,208 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year.

Performance Obligations

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $22 billion, of which approximately 63% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose construction contracts, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less and contracts that are cancellable without substantial penalty.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	March 31, 2025	September 30, 2024
Other current assets	$283	$265
Other noncurrent assets	290	291
Total	$573	$556

During the three months ended March 31, 2025 and 2024, the Company recognized expense of $91 million and $77 million, respectively, related to costs to obtain or fulfill a contract. During the six months ended March 31, 2025 and 2024, the Company recognized expense of $175 million and $134 million, respectively, related to costs to obtain or fulfill a contract.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
5.     INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2025	September 30, 2024

Raw materials and supplies	$718	$765
Work-in-process	128	130
Finished goods	910	879
Inventories	$1,756	$1,774

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reportable segments (in millions):

	Six Months Ended March 31, 2025
	Building Solutions North America	Building Solutions EMEA/LA	Building Solutions Asia Pacific	Global Products	Total
Goodwill	$10,050	$2,039	$1,227	$4,604	17,920
Accumulated impairment loss	(659)	(277)	—	(259)	(1,195)
Balance at beginning of period	9,391	1,762	1,227	4,345	16,725
Foreign currency translation and other	(38)	(43)	(76)	(59)	(216)
Balance at end of period	$9,353	$1,719	$1,151	$4,286	$16,509

Other intangible assets, primarily from business acquisitions, consisted of (in millions):

	March 31, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,579	$(1,016)	$563	$1,592	$(955)	$637
Customer relationships	2,594	(1,602)	992	2,632	(1,517)	1,115
Miscellaneous	862	(479)	383	886	(480)	406
	5,035	(3,097)	1,938	5,110	(2,952)	2,158
Indefinite-lived intangible assets
Trademarks/trade names	1,945	—	1,945	1,972	—	1,972
Total intangible assets	$6,980	$(3,097)	$3,883	$7,082	$(2,952)	$4,130

Amortization of other intangible assets included within continuing operations for the three months ended March 31, 2025 and 2024 was $112 million and $122 million, respectively. Amortization of other intangible assets included within continuing operations for the six months ended March 31, 2025 and 2024 was $232 million and $241 million, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
7.    LEASES

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	March 31, 2025	September 30, 2024
Operating lease right-of-use assets	Other noncurrent assets	$1,185	$1,170
Operating lease liabilities - current	Other current liabilities	264	289
Operating lease liabilities - noncurrent	Other noncurrent liabilities	955	921

The following table presents supplemental noncash operating lease activity (in millions):

	Six Months Ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for operating lease liabilities	$226	$129

8.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	March 31,	September 30,
	2025	2024
Commercial paper	$673	$350
Term loans	587	603
Bank borrowings	1	—
	$1,261	$953
Weighted average interest rate on short-term debt outstanding	3.8%	4.8%

As of March 31, 2025, the Company had two syndicated committed revolving credit facilities, including $2.5 billion which is scheduled to expire in December 2028 and $500 million which is scheduled to expire in December 2025. There were no draws on the facilities as of March 31, 2025.

In February 2025, the Company repaid €476 million of its 1.375% Notes due 2025 and extinguished $7 million of its 5.125% Notes due 2045 through a bilateral private purchase.

In December 2024, the Company and its wholly-owned subsidiary, Tyco Fire & Security Finance S.C.A, co-issued the following unsecured, unsubordinated senior notes:

•$250 million 4.900% Senior Notes due 2032. These notes are a further issuance of the $400 million, 4.900% Senior Notes due 2032, which were originally issued in September 2022.

•€500 million 3.125% Senior Notes due 2033.

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedges

The Company has global operations and participates in foreign exchange markets to minimize its risk of loss from fluctuations in foreign currency exchange rates. The Company selectively hedges anticipated transactions that are subject to

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
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

Under ASC 815, "Derivatives and Hedging," cash flow hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates and commodity prices during the three and six months ended March 31, 2025 and 2024.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	March 31, 2025	September 30, 2024

Copper	2,313	2,676
Aluminum	2,289	2,450

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

The following table summarizes net investment hedges (in billions):

	March 31,	September 30,
	2025	2024
Euro-denominated bonds designated as net investment hedges in Europe	€2.9	€2.9
Yen-denominated debt designated as a net investment hedge in Japan	¥30	¥30

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
March 31, 2025
(unaudited)
Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31,	September 30,	March 31,	September 30,
	2025	2024	2025	2024
Other current assets
Foreign currency exchange derivatives	$22	$19	$—	$1
Commodity derivatives	4	2	—	—
Total assets	$26	$21	$—	$1

Other current liabilities
Foreign currency exchange derivatives	$10	$24	$26	$1
Commodity derivatives	—	1	—	—
Long-term debt
Foreign currency denominated debt	3,342	3,424	—	—
Total liabilities	$3,352	$3,449	$26	$1

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	March 31,	September 30,	March 31,	September 30,
	2025	2024	2025	2024
Gross amount recognized	$26	$22	$3,378	$3,450
Gross amount eligible for offsetting	(8)	(12)	(8)	(12)
Net amount	$18	$10	$3,370	$3,438

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Foreign currency exchange derivatives	$(2)	$15	$15	$2
Commodity derivatives	6	—	3	1
Interest rate swaps	—	14	—	(21)
Total	$4	$29	$18	$(18)

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended March 31,		Six Months Ended March 31,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Cost of sales	$2	$(2)	$3	$(3)
Commodity derivatives	Cost of sales	(1)	(1)	(1)	(4)
Total		$1	$(3)	$2	$(7)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,		Six Months Ended March 31,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Cost of sales	$(1)	$2	$(8)	$(3)
Foreign currency exchange derivatives	SG&A	(1)	(1)	(2)	(1)
Foreign currency exchange derivatives	Net financing charges	60	59	(84)	16
Total		$58	$60	$(94)	$12

The following table presents pre-tax gains on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net investment hedges	$(131)	$98	$107	$(47)
No gains or losses were reclassified from CTA into income during the three and six months ended March 31, 2025 and 2024.

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
March 31, 2025
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$22	$—	$22	$—
Commodity derivatives	4	—	4	—
Other noncurrent assets
Deferred compensation plan assets	55	55	—	—
Exchange traded funds (fixed income)(1)	77	77	—	—
Exchange traded funds (equity)(1)	185	185	—	—
Total assets	$343	$317	$26	$—
Other current liabilities
Foreign currency exchange derivatives	$36	$—	$36	$—
Contingent earn-out liabilities	27	—	—	27
Total liabilities	$63	$—	$36	$27

(1) Classified as restricted investments for payment of asbestos liabilities. See Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
The following table presents the portion of unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Deferred compensation plan assets	$(1)	$3	$(2)	$7
Investments in exchange traded funds	(7)	17	(8)	39

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at March 31, 2025 and September 30, 2024 was as follows (in billions):

	March 31,	September 30,
	2025	2024
Public debt	$8.0	$8.1
Other long-term debt	0.3	0.2
Total fair value of long-term debt	$8.3	$8.3

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

11. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Income (Loss) Available to Ordinary Shareholders
Income (loss) from continuing operations	$473	$(321)	$836	$19
Income from discontinued operations	5	44	61	78
Basic and diluted income (loss) available to shareholders	$478	$(277)	$897	$97

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	659.1	679.0	660.6	679.9
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	1.9	—	2.4	1.6
Diluted weighted average shares outstanding	661.0	679.0	663.0	681.5

Antidilutive Securities
Stock options and unvested restricted stock	0.1	—	0.1	0.5
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following schedules present changes in AOCI attributable to Johnson Controls (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Foreign currency translation adjustments
Balance at beginning of period	$(1,041)	$(909)	$(956)	$(970)
Aggregate adjustment for the period	(90)	(92)	(175)	(31)
Balance at end of period	(1,131)	(1,001)	(1,131)	(1,001)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	2	(23)	(4)	15
Current period changes in fair value	8	23	16	(20)
Reclassification to income (1)	(1)	3	(2)	7
Net tax impact	—	(3)	(1)	(2)
Balance at end of period	9	—	9	—

Pension and postretirement plans
Balance at beginning of period	(5)	(1)	(4)	—
Reclassification to income	(1)	(2)	(2)	(3)
Net tax impact	—	1	—	1
Balance at end of period	(6)	(2)	(6)	(2)
Accumulated other comprehensive loss, end of period	$(1,128)	$(1,003)	$(1,128)	$(1,003)
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

The components of the Company’s net periodic benefit cost (credit) associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Interest cost	$17	$19	$33	$39
Expected return on plan assets	(25)	(30)	(49)	(60)
Net periodic benefit credit	$(8)	$(11)	$(16)	$(21)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Service cost	$4	$4	$8	$8
Interest cost	16	17	32	34
Expected return on plan assets	(19)	(18)	(38)	(36)
Net periodic benefit cost	$1	$3	$2	$6

	Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Interest cost	$—	$1	$1	$2
Expected return on plan assets	(2)	(2)	(5)	(4)
Amortization of prior service credit	(1)	(2)	(2)	(3)
Net periodic benefit credit	$(3)	$(3)	$(6)	$(5)

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

The following table summarizes restructuring and related costs (in millions):

	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025

Building Solutions North America	$4	$10
Building Solutions EMEA/LA	7	18
Building Solutions Asia Pacific	2	4
Global Products	4	13
Corporate	23	28
Total	$40	$73

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
The following table summarizes changes in the reserve under the Company's restructuring plan announced in the fourth quarter of fiscal 2024, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring and related costs	$44	$11	$18	$73
Utilized—cash	(24)	—	(12)	(36)
Utilized—noncash	—	(11)	—	(11)
Other	—	—	2	2
Balance at March 31, 2025	$20	$—	$8	$28

The following table summarizes changes in the previous restructuring plan reserve, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Other	Total

Balance at September 30, 2024	$58	$17	$75
Utilized—cash	(40)	—	(40)
Other	—	1	1
Balance at March 31, 2025	$18	$18	$36

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

For the three months ended March 31, 2025, the Company's effective tax rate for continuing operations was 5.2% and was lower than the statutory tax rate of 12.5% primarily due to tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning, partially offset by tax rate differentials.

For the six months ended March 31, 2025, the Company's effective tax rate was 8.0% and was lower than the statutory tax rate of 12.5% primarily due to tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning, partially offset by tax rate differentials.

For the three months ended March 31, 2024, the Company's effective tax rate for continuing operations was 32.5% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge and tax rate differentials, partially offset by the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") settlement costs and the benefits of continuing global tax planning.

For the six months ended March 31, 2024, the Company's effective tax rate was 114.6% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain consolidated subsidiaries, and tax rate differentials,

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
partially offset by the tax impact of the water systems AFFF settlement costs, Swiss tax reform, and the benefits of continuing global tax planning.

Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Uncertain Tax Positions

At September 30, 2024, the Company had gross tax-effected unrecognized tax benefits of $2.1 billion, of which $1.5 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2024 was approximately $398 million (net of tax benefit). Interest accrued during the six months ended March 31, 2025 and 2024 was approximately $54 million and $59 million (both net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

During the three months ended March 31, 2025, as the result of the expiration of the statute of limitations in certain jurisdictions, the Company adjusted its reserve for uncertain tax positions which resulted in a $36 million net benefit to income tax expense.

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

Tax Jurisdiction	Tax Years Covered
Belgium	2016 - 2017; 2019 - 2020
Germany	2007 - 2021
Mexico	2016 - 2019
United Kingdom	2014 - 2015; 2018; 2020 - 2021

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
March 31, 2025
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

On April 1, 2025, the Company, as part of ongoing initiatives to drive simplification, accelerate growth, better reflect its organizational and operational structure and align with the manner in which the Company's chief operating decision maker assesses performance and makes decisions regarding the allocation of resources following portfolio simplification actions, realigned into three reporting segments (Americas, EMEA and APAC) from four reporting segments (Global Products, Building Solutions North America, Building Solutions EMEA/LA and Building Solutions APAC). The Company will begin reporting under this segment structure when it reports its quarterly results for the fiscal third quarter ending June 30, 2025.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Building Solutions North America	$2,916	$2,739	$5,660	$5,226
Building Solutions EMEA/LA	1,085	1,064	2,158	2,102
Building Solutions Asia Pacific	542	491	1,069	998
Global Products	1,133	1,303	2,215	2,480
Total net sales	$5,676	$5,597	$11,102	$10,806

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)

	Segment EBITA
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Building Solutions North America	$390	$373	$722	$658
Building Solutions EMEA/LA	136	89	244	169
Building Solutions Asia Pacific	79	54	128	100
Global Products	341	290	667	557
Total segment EBITA	946	806	1,761	1,484

Corporate expenses	186	92	357	231
Amortization of intangible assets	112	122	232	241
Restructuring and impairment costs	62	239	95	274
Water systems AFFF settlement (1)	—	750	—	750
Water systems AFFF insurance recoveries (1)	(8)	—	(12)	—
Net mark-to-market losses (gains)	13	(15)	14	(37)
Net financing charges	80	89	166	176
Income (loss) before income taxes	$501	$(471)	$909	$(151)
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

The following table summarizes changes in the total product warranty liability (in millions):

Balance at September 30, 2024	$122
Accruals for warranties issued during the period	53
Settlements made during the period	(46)
Changes in estimates to pre-existing warranties	(8)
Currency translation	(2)
Balance at March 31, 2025	$119

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
18.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2025	September 30, 2024

Other current liabilities	$25	$32
Other noncurrent liabilities	174	179
Total reserves for environmental liabilities	$199	$211

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

PFOA, PFOS, and other PFAS compounds are being studied by the U.S. Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. In April 2024, EPA published National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR established legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion ("ppt") for each of PFOA and PFOS, 10 ppt for each of PFHxS, PFNA, and HFPO-DA (commonly known as GenX Chemicals), and a Hazard Index of one for mixtures containing two or more of PFHxS, PFNA, HFPO-DA, and PFBA. In February 2024, EPA released two proposed rules relating to PFAS under the Resource Conservation and Recovery Act (“RCRA”): one rule proposes to list nine PFAS (including PFOA and PFOS) as “hazardous constituents,” and a second rule proposes to clarify that hazardous waste regulated under the rule includes not only substances listed or identified as hazardous waste in the regulations, but also any substances that meet the statutory definition of hazardous waste. In April 2024, EPA finalized a rule designating PFOA and PFOS, along with their salts and structural isomers, as "hazardous substances" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $7 million at both March 31, 2025 and September 30, 2024.

FTC-Related Matters

FTC and Stanton Street Remediation

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

Tyco Fire Products is operating and monitoring at the FTC a Groundwater Extraction and Treatment System ("GETS"), a permanent groundwater remediation system that extracts groundwater containing PFAS, treats it using advanced filtration systems, and returns the treated water to the environment. Tyco Fire Products has also completed the removal and disposal of PFAS-affected soil from the FTC. The Company is also continuing to replace private drinking water wells that may have been impacted by PFAS migrating from the FTC. The Company's reserves for continued remediation of the FTC, the Stanton Street Facility and surrounding areas in Marinette and Peshtigo are based on estimates of costs associated with the long-term remediation actions, including the continued operation of the GETS, the implementation of long-term drinking water solutions for the area impacted by groundwater migrating from the FTC, continued monitoring and testing of groundwater monitoring wells, the operation and wind-down of other legacy remediation and treatment systems and the completion of ongoing investigation obligations.

FTC-Related Litigation

Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water in February 2022. In August 2024, WDNR issued a new proposed rule to adopt the EPA Maximum Contaminant Levels for PFAS in drinking water. In February 2025, the Wisconsin Department of Health Services ("WDHS") recommended individual groundwater enforcement standards of 4 ng/L for PFOA and PFOS, 10 ng/L for PFHxS, PFNA, and HFPO-DA, and 2,000 ng/L for PFBS. Following the February 2025 WDHS recommendation, the WDNR Secretary and the Governor signed the WDNR scope statement and WDNR is in the early stages of rule development for enforcement standards for these six PFAS constituents.

In July 2019, the Company received a letter from the WDNR directing the expansion of the evaluation of PFAS in the Marinette region to include (1) biosolids sludge produced by the City of Marinette Waste Water Treatment Plant and spread on certain fields in the area and (2) the Menominee and Peshtigo Rivers. On October 16, 2019, the WDNR issued a

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)

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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 1,010 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 35 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 46 pending putative class actions in federal courts originating from 19 states and territories. All of these cases have been direct-filed in or transferred to the MDL. In addition, six proposed class actions were filed in Canada (British Columbia, Manitoba, Quebec and Ontario), which name Tyco Fire Products and other manufacturers as defendants, on behalf of various classes of members (including individuals and government entities) who seek to recover for remediation (past and future) costs, claim property or other environmental damages, or claim personal injuries or other harms arising from alleged exposure to or contamination with PFAS or PFAS-containing products (including AFFF).

AFFF Individual or Mass Actions

There are more than 7,510 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 7,510 other plaintiffs. The decrease in individual actions during the three months ended March 31, 2025 reflect a court order establishing a dismissal process for cases that do not involve certain types of personal injuries. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona, Illinois and Wisconsin.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
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
March 31, 2025
(unaudited)
The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2025	September 30, 2024

Other current liabilities	$58	$58
Other noncurrent liabilities	344	350
Total asbestos-related liabilities	402	408
Other current assets	15	14
Other noncurrent assets	299	320
Total asbestos-related assets	314	334
Net asbestos-related liabilities	$88	$74

The following table presents the components of asbestos-related assets (in millions):

	March 31, 2025	September 30, 2024

Restricted
Cash	$7	$6
Investments	262	281
Total restricted assets	269	287
Insurance receivables for asbestos-related liabilities	45	47
Total asbestos-related assets	$314	$334

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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2025	September 30, 2024

Other current liabilities	$99	$92
Accrued compensation and benefits	20	20
Other noncurrent liabilities	251	239
Total self-insured liabilities	$370	$351

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)
The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	March 31, 2025	September 30, 2024

Other current assets	$5	$5
Other noncurrent assets	13	13
Total insurance receivables	$18	$18

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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability to manage macroeconomic and geopolitical volatility, including changes to laws or policies governing foreign trade, including tariffs, economic sanctions, foreign exchange and capital controls, import/export controls or other trade restrictions as well as supply chain disruptions; the ability to manage general economic, business and capital market conditions, including the impacts of trade restrictions, recessions, economic downturns and global price inflation; the Company's ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability of the Company to execute on its operating model and drive organizational improvement; the Company's ability to successfully execute and complete portfolio simplification, including the completion of the divestiture of the Residential and Light Commercial business, as well as the possibility that the expected benefits of such actions will not be realized or will not be realized within the expected time frame; the ability to hire and retain senior management and other key personnel, including successfully completing the Company's Chief Executive Officer transition; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; fluctuations in the cost and availability of public and private financing for the Company's customers; the ability to manage disruptions caused by international conflicts, including Russia and Ukraine and the ongoing conflicts in the Middle East; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; fluctuations in currency exchange rates; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact the Company's business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2024 filed with the United States Securities and Exchange Commission ("SEC") on November 19, 2024, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in Item 1A of Part II of Johnson Controls subsequently filed Quarterly Reports on Form 10-Q. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

Overview

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in smart, safe, healthy and sustainable buildings, serving a wide range of customers around the globe. The Company’s products, services, systems and solutions advance the safety, comfort and intelligence of spaces to serve people, places and the planet. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

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

On April 1, 2025, the Company, as part of ongoing initiatives to drive simplification, accelerate growth, better reflect its organizational and operational structure and align with the manner in which the Company's chief operating decision maker assesses performance and makes decisions regarding the allocation of resources following portfolio simplification actions, realigned into three reportable segments (Americas, EMEA and APAC) from four reportable segments (Global Products, Building Solutions North America, Building Solutions EMEA/LA and Building Solutions APAC). The Company will begin reporting under this segment structure when it reports its quarterly results for the fiscal third quarter ending June 30, 2025.

The following information should be read in conjunction with the September 30, 2024 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 19, 2024. References in the following discussion and analysis to "Three Months," "Second Quarter" or similar language refer to the three months ended March 31, 2025 compared to the three months ended March 31, 2024, while "Year-to-Date" refers to six months ended March 31, 2025 compared to the six months ended March 31, 2024.

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

The Company maintains operations worldwide. Recently, the United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, Japan and Mexico, among others. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. In addition, the United States and other nations have, and may in the future, pause, reimpose, decrease or increase tariffs. If the actual and potential tariffs and reciprocal tariffs are implemented as currently enacted or proposed, the Company expects that such actions will negatively impact its revenue growth and margins in future periods through decreased sales and increased cost of goods sold. Further, the Company has experienced, and could again experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends including the imposition of tariffs and other restrictive trade measures, as well as geopolitical and economic tensions. The net effect of these events will depend on the Company’s ability to successfully mitigate and offset their impact.

The Company is currently taking actions to mitigate the actual and anticipated impact of these events, including strengthening the Company's in region, for region manufacturing strategy, pivoting to local sourcing in its supply chain, accelerating pricing actions and asserting contractual rights through change orders. The Company has historically taken a variety of actions to mitigate trade restrictions, supply chain disruptions and inflation, including through expanding and redistributing its supplier network, supplier financing, accelerated purchasing and productivity improvements. These actions have historically been successful in offsetting some, but not all, of the impact of these trends, and it is uncertain as to whether the actions taken or contemplated to be taken by the Company will be effective in mitigating the impact of current and future trade restrictions and their related impacts. The Company continues to actively monitor and evaluate the development and potential impacts of tariffs and other trade restrictions on its supply chain and results of operations.

As a result of the Company’s global presence, a significant portion of its revenues and expenses are denominated in currencies other than the U.S. dollar, which results in non-U.S. currency risks and exchange exposure. While the Company employs financial instruments to hedge some of its transactional foreign exchange exposure, these activities do not insulate it completely from those exposures. In addition, currency exposure from the translation of non-U.S. dollar functional currency subsidiaries cannot be hedged. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce the Company’s profit margin, respectively, and impact the comparability of results from period to period. Revenue and profits were negatively impacted by movements in foreign exchange rates against the U.S. dollar during the three and six months ended March 31, 2025.

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, safe, efficient and sustainable buildings, which are driven in part by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the EU Energy Efficiency Directive, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by an increase in commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. The Company seeks to capitalize on these trends to enable delivery of sustainable, high-efficiency products and tailored services to enable customers to achieve their sustainability goals. The Company is leveraging its install base, together with data-driven products and services, to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

Recently, certain of our customers, including governmental and institutional customers, have exhibited increased uncertainty regarding future spending decisions due to various political and economic factors, including budget reductions, reprioritization of spending, interest rate fluctuation and economic uncertainty. This uncertainty has and may in the future impact the Company's ability to predict and forecast the revenue and backlog associated with these customers.

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2024 filed with the United States Securities and Exchange Commission ("SEC") on November 19, 2024. Certain of these risk factors have been updated and supplemented in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 filed on February 5, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Portfolio Simplification Transactions

The Company continues to engage in an ongoing evaluation of its non-core product lines in connection with its objective to be a pure-play provider of comprehensive solutions for commercial buildings. During the fourth quarter of fiscal 2024, the Company entered into a definitive agreement to sell its Residential and Light Commercial ("R&LC") HVAC business to Robert Bosch GmbH (“Bosch”) for approximately $8.1 billion in cash with the Company's portion of the aggregate consideration being approximately $6.7 billion, inclusive of an upfront royalty payment for the licensing of the York tradename. The R&LC HVAC business includes the Company's North America Ducted business and Johnson Controls-Hitachi Air Conditioning Holding (UK) Ltd., the Company’s global residential joint venture with Hitachi Global Life Solutions, Inc. (“Hitachi”), of which the Company owns 60% and Hitachi owns 40%. The R&LC HVAC business, which was previously reported in the Global Products segment, meets the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the consolidated financial statements as a discontinued operation, and assets and liabilities were reclassified as held for sale for all periods presented. The Company expects that the sale of the R&LC HVAC business will close in the second half of fiscal 2025.

Restructuring and Cost Optimization Initiatives

During the fourth quarter of fiscal 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size its global operations as a result of previously announced portfolio simplification actions. It is expected that one-time restructuring costs, including severance and other employee termination benefits, contract termination costs, and certain other related cash and non-cash charges, of approximately $400 million will be incurred over the course of fiscal 2025, 2026 and 2027, resulting in expected annual cost savings of approximately $500 million upon full completion of the plan. The Company’s ability to execute the most significant aspects of the restructuring plan will be dependent on the timing of the close of the R&LC HVAC business divestiture transaction. Accordingly, the Company is unable to estimate the specific costs to be incurred and savings to be achieved in fiscal 2025; however, depending on the finalization of the carve-out of the R&LC HVAC business, including post-closing separation obligations, the timing of the closing of the transaction and the ability to execute more significant aspects of the planned restructuring actions, the impact of costs on net income could be material in fiscal 2025. Restructuring costs will be incurred across all segments and Corporate functions.

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

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change

Net sales	$5,676	$5,597	1%	$11,102	$10,806	3%

The increase in net sales for the three months ended March 31, 2025 was due to higher organic sales ($381 million), partially offset by the net impact of acquisitions and divestitures ($233 million) and the unfavorable impact of foreign currency translation ($69 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 7% over the prior year, driven by strong growth in Products and Systems in the Building Solutions North America, Building Solutions Asia Pacific and Global Products segments and growth in Services in all Building Solutions segments.

The increase in net sales for the six months ended March 31, 2025 was due to higher organic sales ($861 million), partially offset by the net impact of acquisitions and divestitures ($463 million) and the unfavorable impact of foreign currency translation ($102 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 8% over the prior year, driven by strong growth in Products and Systems in the Building Solutions North America, Building Solutions Asia Pacific and Global Products segments and growth in Services in all Building Solutions segments.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2025	2024	Change		2025	2024	Change

Cost of sales	$3,607	$3,675	(2%)		$7,107	$7,106	—%
Gross profit	2,069	1,922	8%		3,995	3,700	8%
% of sales	36.5%	34.3%	220	bp	36.0%	34.2%	180	bp

The increase in gross profit for the three and six months ended March 31, 2025 was primarily due to margin improvements in the Building Solutions segments as a result of converting backlog with increased mix of long-term, higher margin Systems projects and optimized Services mix.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2025	2024	Change		2025	2024	Change

SG&A	$1,427	$2,064	(31%)		$2,826	$3,398	(17%)
% of sales	25.1%	36.9%	(1,180)	bp	25.5%	31.4%	(590)	bp

For the three months ended March 31, 2025, the decrease in SG&A was primarily due to the favorable impact of the prior year water systems AFFF settlement agreement costs ($750 million), partially offset by higher transformation costs ($46 million) and the impact of net mark-to-market adjustments ($28 million).

For the six months ended March 31, 2025, the decrease in SG&A was primarily due to the favorable impact of the prior year water systems AFFF settlement agreement costs ($750 million), partially offset by higher transformation costs ($79 million) and the impact of net mark-to-market adjustments ($51 million).

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA. Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Restructuring and Impairment Costs

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024

Goodwill and other intangible asset impairments	$22	$230	$22	$230
Restructuring and related costs	40	9	73	44
Restructuring and impairment costs	$62	$239	$95	$274

Refer to Note 14, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring actions.

Net Financing Charges

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024

Interest expense, net of capitalized interest costs	$56	$96	$123	$182
Other financing charges	4	4	10	26
Interest income	(2)	(5)	(5)	(10)
Net foreign exchange results for financing activities	22	(6)	38	(22)
Net financing charges	$80	$89	$166	$176

Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's debt.

Income Tax Provision (Benefit)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024

Income tax provision (benefit)	$26	$(153)	$73	$(173)
Effective tax rate	5.2%	32.5%	8.0%	114.6%

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

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change

Building Solutions North America	$2,916	$2,739	6%	$5,660	$5,226	8%
Building Solutions EMEA/LA	1,085	1,064	2%	2,158	2,102	3%
Building Solutions Asia Pacific	542	491	10%	1,069	998	7%
Global Products	1,133	1,303	(13%)	2,215	2,480	(11%)
	$5,676	$5,597	1%	$11,102	$10,806	3%

Three Months:

•The increase in Building Solutions North America was primarily due to organic growth ($187 million), partially offset by the unfavorable impact of foreign currency translation ($10 million). Excluding the impact of foreign currency translation, sales growth was led by continued strength across Applied HVAC and Controls. Products and Systems sales increased 8% and Services increased 5%.

•The increase in Building Solutions EMEA/LA was primarily due to organic growth ($48 million) and incremental sales related to business acquisitions ($9 million), partially offset by the unfavorable impact of foreign currency translation ($36 million). Excluding the impact of business acquisitions and foreign currency translation, sales growth was primarily led by 9% growth in Services.

•The increase in Building Solutions Asia Pacific was primarily due to organic growth ($62 million), partially offset by the unfavorable impact of foreign currency translation ($11 million). Excluding the impact of foreign currency translation, sales growth was led by 15% growth in Services and 12% growth in Products and Systems.

•The decrease in Global Products was primarily due to the impact of business divestitures ($242 million) and the unfavorable impact of foreign currency translation ($12 million), partially offset by organic growth ($84 million). Excluding the impact of business divestitures and foreign currency, sales increased 8%, led by positive price and volume growth. Applied HVAC grew over 20%.

Year to Date:

•The increase in Building Solutions North America was primarily due to organic growth ($447 million), partially offset by the unfavorable impact of foreign currency translation ($13 million). Excluding the impact of foreign currency translation, sales growth was led by growth in Applied HVAC and Controls.

•The increase in Building Solutions EMEA/LA was primarily due to organic growth ($105 million) and incremental sales related to business acquisitions ($12 million), partially offset by the unfavorable impact of foreign currency translation ($61 million). Excluding the impact of business acquisitions and foreign currency translation, sales growth was primarily led by growth in Services.

•The increase in Building Solutions Asia Pacific was primarily due to organic growth ($85 million), partially offset by the unfavorable impact of foreign currency translation ($14 million). Excluding the impact of foreign currency translation, sales growth was led by strong growth in Services as well as growth in Products and Systems.

•The decrease in Global Products was primarily due to the impact of business divestitures ($475 million) and the unfavorable impact of foreign currency translation ($14 million), partially offset by organic growth ($224 million). Excluding the impact of business divestitures and foreign currency, sales growth was led by positive price and volume growth, including strong growth in Applied HVAC.

Segment EBITA

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2025	2024	Change	2025	2024	Change

Building Solutions North America	$390	$373	5%	$722	$658	10%
Building Solutions EMEA/LA	136	89	53%	244	169	44%
Building Solutions Asia Pacific	79	54	46%	128	100	28%
Global Products	341	290	18%	667	557	20%

Three Months:

•The increase in Building Solutions North America was primarily due to higher margin backlog conversion and productivity improvements.

•The increase in Building Solutions EMEA/LA was primarily driven by productivity improvements and positive mix from the growth in Services.

•The increase in Building Solutions Asia Pacific was primarily driven by productivity improvements.

•The increase in Global Products was primarily due to improved operational efficiencies, which more than offset the impact of divestitures.

Year to Date:

•The increase in Building Solutions North America was primarily due to higher margin backlog conversion and productivity improvements, partially offset by impacts from ongoing growth investments.

•The increase in Building Solutions EMEA/LA was primarily driven by productivity improvements and positive mix from the growth in Services.

•The increase in Building Solutions Asia Pacific was primarily driven by productivity improvements.

•The increase in Global Products was primarily due to increased volumes and improved operational efficiencies, which more than offset the impact of divestitures.

Backlog and Orders

Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Backlog is applicable to sales of products and systems and services and totaled $16.0 billion at March 31, 2025, including both the Building Solutions and Global Products segments. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes backlog and orders for the Building Solutions segments:

	Backlog		Orders
(in billions)	March 31, 2025	Year-over-Year Change (1)	Three Months Ended March 31, 2025	Year-over-Year Change (1)

Building Solutions North America	$9.8	11%	$3.4	4%
Building Solutions EMEA/LA	2.7	10%	1.2	10%
Building Solutions Asia Pacific	1.5	21%	0.6	—%
Total Building Solutions	$14.0	12%	$5.2	5%

(1) Change is compared to March 31, 2024 (backlog) and the three months ended March 31, 2024 (orders) and excludes the impact of mergers, acquisitions, divestitures and foreign currency.

Remaining performance obligations were $22.0 billion at March 31, 2025. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

(in millions)	March 31, 2025	September 30, 2024	Change

Current assets	$11,350	$11,179
Current liabilities	11,817	11,955
Working capital	$(467)	$(776)	(40)%

Accounts receivable - net	$5,858	$6,051	(3)%
Inventories	1,756	1,774	(1)%
Accounts payable	3,254	3,389	(4)%

•The increase in working capital at March 31, 2025 as compared to September 30, 2024 was primarily due to a decrease in other current liabilities due to a payment related to the AFFF settlement agreement and an increase in current assets held for sale primarily due to seasonal increases in inventory related to the R&LC HVAC business, partially offset by higher short-term debt and the net impact of various other current assets and liabilities.

Cash Flows From Continuing Operations

	Six Months Ended March 31,
(in millions)	2025	2024

Cash provided (used) by operating activities	$799	$(437)
Cash used by investing activities	(217)	(196)
Cash provided (used) by financing activities	(474)	740

•The increase in cash provided by operating activities reflects higher net income, decreases in accounts receivable and higher cash used for inventory in fiscal 2024, partially offset by the timing of accounts payable and accrued liabilities payments.

•The increase in cash used by investing activities was due to various investment transactions.

•The increase in cash used by financing activities was primarily due to changes in net debt activity and higher share repurchases, which were temporarily halted in the first quarter of fiscal 2024.

Capitalization

(in millions)	March 31, 2025	September 30, 2024

Short-term debt	$1,261	$953
Current portion of long-term debt	558	536
Long-term debt	8,167	8,004
Total debt	9,986	9,493
Less: Cash and cash equivalents	795	606
Net debt	$9,191	$8,887

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$15,805	$16,098
Total capitalization (Total debt plus Equity)	25,791	25,591
Net capitalization (Net debt plus Equity)	24,996	24,985

Total debt as a % of Total capitalization	38.7%	37.1%
Net debt as a % of Net capitalization	36.8%	35.6%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•As of March 31, 2025, approximately $1.1 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.37 per common share in the quarter ended March 31, 2025 and intends to continue paying dividends throughout fiscal 2025.

•The Company expects to receive net cash proceeds related to the sale of its R&LC HVAC business of approximately $5.0 billion after tax and transaction-related expenses when the transaction closes, likely in the second half of fiscal 2025. Consistent with its capital allocation policy, the Company expects to use a portion of the proceeds to pay down debt to the extent required to retain its investment grade rating, with the remaining proceeds expected to be returned to shareholders through share repurchases.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $0.8 billion at March 31, 2025, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $673 million as of March 31, 2025 and $350 million as of September 30, 2024.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028 or its $0.5 billion revolving credit facility which is scheduled to expire in December 2025. There were no draws on the revolving credit facilities as of March 31, 2025 and September 30, 2024.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of March 31, 2025, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa2	Positive

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2025, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

	Six Months Ended March 31, 2025	Year Ended September 30, 2024
Net loss attributable to the Obligor Group	$(374)	$(609)
Net income (loss) attributable to intercompany transactions	(27)	511

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	March 31, 2025	September 30, 2024	March 31, 2025	September 30, 2024
Current assets	$66	$1,339	$693	$823
Noncurrent assets	243	243	9,362	7,522
Current liabilities	8,379	6,726	3,298	2,789
Noncurrent liabilities	8,031	7,836	8,306	9,028

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2025.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

In May 2024, stockholders of Johnson Controls, Inc., filed a putative class action Complaint against Johnson Controls, Inc., certain former officers and directors of Johnson Controls, Inc., and two related entities (Jagara Merger Sub LLC and Johnson Controls International plc) in Wisconsin state court relating to the 2016 merger of Johnson Controls and Tyco (Gumm et al. v. Molinaroli et al., Case No. 30106, filed May 23, 2024 in the Circuit Court for Milwaukee County, Wisconsin). The filing of the state court Complaint follows the dismissal of a related lawsuit originally filed in federal court in 2016, which dismissal was affirmed on appeal in November 2023. On March 28, 2025, the Court dismissed the complaint in its entirety. The Court has not yet responded to Defendants’ subsequent request for clarification on whether Plaintiffs are permitted to amend their complaint.

Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for discussion of environmental, asbestos, self-insured liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part II, Item 1, "Legal Proceedings."

ITEM 1A. RISK FACTORS

Except as set forth herein and in Part II, Item 1A, of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, there have been no material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

Changes in U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results.

Geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for, or attractiveness of, such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Countries also could adopt restrictive trade measures, such as tariffs, laws and regulations concerning investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, employment regulations and the repatriation of earnings and controls on imports or exports of goods, technology, or data, any of which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results. For example, the U.S., China and other countries continue to implement restrictive trade actions, including tariffs, export controls, sanctions, legislation favoring domestic investment and other actions impacting the import and export of goods, foreign investment and foreign operations in jurisdictions in which we operate.

Recently, the United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, Japan and Mexico, among others. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. The United States has and may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States. We are actively monitoring and evaluating the development and potential impacts of tariffs on our supply chain and results of operations. We maintain operations worldwide, including the jurisdictions impacted by the recently announced and contemplated tariffs. If the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, we expect that such actions could negatively impact our revenue growth and margins in future periods through increased costs, decreased demand and other adverse economic impacts. We could also experience increased material cost inflation and component shortages, as well as disruptions and delays in our supply chain. The net effect of these actions will depend on our ability to successfully mitigate and offset their impact, which may not be effective.

Trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to invest capital, which could impair our future growth. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2025, approximately $1.1 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in March 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and six months ended March 31, 2025, the Company repurchased and immediately retired $330 million and $660 million, respectively, of its ordinary shares in open market transactions.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
01/01/25 - 01/31/25	1,858,642	$79.12	1,858,642	$1,266,744,735
02/01/25 - 02/28/25	629,321	82.97	629,321	1,214,530,778
03/01/25 - 3/31/25	1,632,499	80.08	1,632,499	1,083,792,960

ITEM 5. OTHER INFORMATION

Director and Officer Rule 10b5-1 Plans

During the three months ended March 31, 2025, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Employment Transition Agreement, dated February 5, 2025, between the Company and Mr. Oliver (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on February 5, 2025)

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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: May 7, 2025	By:	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer