Form 10-Q
period 2025-06-30
Johnson Controls International plc
filed 2025-08-06
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number: 001-13836

JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(IRS Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange
5.500% Senior Notes due 2029	JCI29	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange
3.125% Senior Notes due 2033	JCI33	New York Stock Exchange
4.250% Senior Notes due 2035	JCI35	New York Stock Exchange
6.000% Notes due 2036	JCI36A	New York Stock Exchange
5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
5.125% Notes due 2045	JCI45B	New York Stock Exchange
6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange

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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at June 30, 2025
Ordinary Shares, $0.01 par value per share	654,385,440

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales
Products and systems	$4,122	$4,089	$11,672	$11,576
Services	1,930	1,809	5,482	5,128
	6,052	5,898	17,154	16,704
Cost of sales
Products and systems	2,656	2,698	7,635	7,805
Services	1,150	1,091	3,278	3,090
	3,806	3,789	10,913	10,895

Gross profit	2,246	2,109	6,241	5,809

Selling, general and administrative expenses	1,417	895	4,243	4,293
Restructuring and impairment costs	51	103	146	377
Net financing charges	77	70	243	246
Equity income (loss)	4	(16)	5	(19)

Income from continuing operations before income taxes	705	1,025	1,614	874

Income tax provision	87	174	160	1

Income from continuing operations	618	851	1,454	873

Income from discontinued operations, net of tax	160	201	301	349

Net income	778	1,052	1,755	1,222

Income (loss) attributable to noncontrolling interests
Continuing operations	—	(1)	—	2
Discontinued operations	77	78	157	148

Net income attributable to Johnson Controls	$701	$975	$1,598	$1,072

Income attributable to Johnson Controls
Continuing operations	$618	$852	$1,454	$871
Discontinued operations	83	123	144	201
Total	$701	$975	$1,598	$1,072

Basic earnings per share attributable to Johnson Controls
Continuing operations	$0.94	$1.27	$2.21	$1.28
Discontinued operations	0.13	0.18	0.22	0.30
Total	$1.07	$1.45	$2.43	$1.58

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$0.94	$1.27	$2.20	$1.28
Discontinued operations	0.13	0.18	0.22	0.30
Total	$1.07	$1.45	$2.42	$1.58

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Net income	$778	$1,052	$1,755	$1,222

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(127)	(67)	(350)	(100)
Realized and unrealized gains (losses) on derivatives	(6)	4	12	(11)
Pension and postretirement plans	—	(1)	(2)	(3)
Other comprehensive loss	(133)	(64)	(340)	(114)

Total comprehensive income	645	988	1,415	1,108

Comprehensive income attributable to noncontrolling interests:
Net income	77	77	157	150

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20	(16)	(28)	(18)
Realized and unrealized gains on derivatives	—	—	5	—
Other comprehensive income (loss)	20	(16)	(23)	(18)
Comprehensive income attributable to noncontrolling interests	97	61	134	132
Comprehensive income attributable to Johnson Controls	$548	$927	$1,281	$976

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	June 30, 2025	September 30, 2024
Assets

Cash and cash equivalents	$731	$606
Accounts receivable, less allowance for expected credit losses of $231 and $210, respectively	6,151	6,051
Inventories	1,829	1,774
Current assets held for sale	1,993	1,595
Other current assets	1,145	1,153
Current assets	11,849	11,179

Property, plant and equipment - net	2,455	2,403
Goodwill	16,709	16,725
Other intangible assets - net	3,856	4,130
Noncurrent assets held for sale	3,174	3,210
Other noncurrent assets	5,350	5,048
Total assets	$43,393	$42,695

Liabilities and Equity

Short-term debt	$1,277	$953
Current portion of long-term debt	570	536
Accounts payable	3,421	3,389
Accrued compensation and benefits	1,070	1,048
Deferred revenue	2,428	2,160
Current liabilities held for sale	1,662	1,431
Other current liabilities	1,922	2,438
Current liabilities	12,350	11,955

Long-term debt	8,446	8,004
Pension and postretirement benefit obligations	179	217
Noncurrent liabilities held for sale	398	405
Other noncurrent liabilities	4,975	4,753
Noncurrent liabilities	13,998	13,379

Commitments and contingencies (Note 18)

Ordinary shares, $0.01 par value	7	7
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,301)	(1,268)
Capital in excess of par value	17,659	17,475
Retained earnings	746	848
Accumulated other comprehensive loss	(1,281)	(964)
Shareholders’ equity attributable to Johnson Controls	15,830	16,098
Noncontrolling interests	1,215	1,263
Total equity	17,045	17,361
Total liabilities and equity	$43,393	$42,695

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2025	2024
Operating Activities of Continuing Operations
Income from continuing operations attributable to Johnson Controls	$1,454	$871
Income from continuing operations attributable to noncontrolling interests	—	2
Income from continuing operations	1,454	873
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	585	624
Pension and postretirement income and contributions	(52)	(49)
Deferred income taxes	(146)	(403)
Noncash restructuring and impairment charges	56	333
Equity-based compensation	107	81
Other - net	8	(106)
Changes in assets and liabilities:
Accounts receivable	(79)	(491)
Inventories	(79)	(185)
Other assets	(289)	(560)
Restructuring reserves	2	(81)
Accounts payable and accrued liabilities	31	179
Accrued income taxes	(12)	1
Cash provided by operating activities from continuing operations	1,586	216

Investing Activities of Continuing Operations
Capital expenditures	(304)	(299)
Other - net	2	13
Cash used by investing activities from continuing operations	(302)	(286)

Financing Activities of Continuing Operations
Net proceeds from borrowings with maturities less than three months	283	703
Proceeds from debt	775	1,281
Repayments of debt	(502)	(438)
Stock repurchases and retirements	(970)	(876)
Payment of cash dividends	(733)	(753)
Proceeds from the exercise of stock options	109	33
Employee equity-based compensation withholding taxes	(33)	(26)
Other - net	(40)	(114)
Cash used by financing activities from continuing operations	(1,111)	(190)

Discontinued Operations
Cash provided by operating activities	255	356
Cash used by investing activities	(52)	(24)
Cash used by financing activities	(174)	(132)
Cash provided by discontinued operations	29	200
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(216)	29
Change in cash, cash equivalents and restricted cash held for sale	3	2
Decrease in cash, cash equivalents and restricted cash	(11)	(29)
Cash, cash equivalents and restricted cash at beginning of period	767	917
Cash, cash equivalents and restricted cash at end of period	756	888
Less: Restricted cash	25	30
Cash and cash equivalents at end of period	$731	$858

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$15,805	$15,658	$16,098	$16,545

Ordinary Shares - Beginning and ending balance	7	7	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,299)	(1,264)	(1,268)	(1,240)
Employee equity-based compensation withholding taxes	(2)	(2)	(33)	(26)
Ending balance	(1,301)	(1,266)	(1,301)	(1,266)

Capital in Excess of Par Value
Beginning balance	17,626	17,411	17,475	17,349
Share-based compensation expense	29	25	75	65
Other, including options exercised	4	11	109	33
Ending balance	17,659	17,447	17,659	17,447

Retained Earnings
Beginning balance	599	507	848	1,384
Net income attributable to Johnson Controls	701	975	1,598	1,072
Cash dividends declared	(244)	(249)	(730)	(749)
Repurchases and retirements of ordinary shares	(310)	(402)	(970)	(876)
Ending balance	746	831	746	831

Accumulated Other Comprehensive Loss
Beginning balance	(1,128)	(1,003)	(964)	(955)
Other comprehensive loss	(153)	(48)	(317)	(96)
Ending balance	(1,281)	(1,051)	(1,281)	(1,051)
Ending Balance	15,830	15,968	15,830	15,968

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,227	1,183	1,263	1,149
Comprehensive income attributable to noncontrolling interests	97	61	134	132
Dividends attributable to noncontrolling interests	(109)	(69)	(187)	(108)
Other, including options exercised	—	—	5	2
Ending Balance	1,215	1,175	1,215	1,175

Total Shareholders' Equity	$17,045	$17,143	$17,045	$17,143
Cash Dividends Declared per Ordinary Share	$0.37	$0.37	$1.11	$1.11
.

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 19, 2024. The results of operations for the three and nine month periods ended June 30, 2025 are not necessarily indicative of results for the Company’s 2025 fiscal year because of seasonal and other factors.

On April 1, 2025, the Company realigned into three reportable segments (Americas, EMEA and APAC) from four reportable segments (Global Products, Building Solutions North America, Building Solutions EMEA/LA and Building Solutions APAC). Historical information has been recast to present the comparative periods on a consistent basis. Refer to Note 16, "Segment Information," of the notes to the consolidated financial statements for further disclosure.

Nature of Operations

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in smart, safe, healthy and sustainable buildings, serving a wide range of customers around the globe. The Company’s products and solutions advance the safety, comfort and intelligence of spaces to serve people, places and the planet. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space) and energy-management consulting. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

As discussed in more detail in Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations", of the notes to the consolidated financial statements, the Company entered into a definitive agreement to sell its Residential and Light Commercial (“R&LC") HVAC business, including the North America Ducted business and the global Residential joint venture with Hitachi Global Life Solutions, Inc. (“Hitachi”), of which Johnson Controls owns 60% and Hitachi owns 40%. The R&LC HVAC business, which was previously reported in the Global Products segment prior to the Company's resegmentation, meets the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the consolidated financial statements as a discontinued operation, and assets and liabilities are classified as held for sale for all periods presented. Unless otherwise noted, all activities and amounts reported in the following footnotes relate to the continuing operations of the Company and exclude activities and amounts related to the R&LC HVAC business.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc and its subsidiaries in conformity with U.S. GAAP. The results of companies acquired or disposed of during the reporting period are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
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

Amounts outstanding related to supply chain financing ("SCF") programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were $844 million and $703 million as of June 30, 2025 and September 30, 2024, respectively.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
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

3.     ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

In July 2024, the Company entered into a definitive agreement to sell its R&LC HVAC business, which includes the North America Ducted businesses and the global Residential joint venture with Hitachi, of which Johnson Controls owns 60% and Hitachi owns 40%, to Bosch Group for approximately $8.1 billion in cash with the Company’s portion of the aggregate consideration being approximately $6.7 billion, inclusive of an upfront royalty payment for the licensing of the York tradename. The transaction closed on July 31, 2025 with net cash proceeds of approximately $5.0 billion after tax and transaction-related expenses. The R&LC HVAC business, which was previously reported in the Global Products segment prior to the Company's resegmentation, meets the criteria to be classified as discontinued operations as it represents a strategic shift in the Company's operations and results in the exit of substantially all of its residential and light commercial HVAC businesses. Results of the business are presented in discontinued operations for all periods presented.

The Company determined that the assets and liabilities for the R&LC HVAC business met the held for sale criteria during the fourth quarter of 2024. Accordingly, the assets and liabilities of the business were reclassified in the consolidated balance sheets at June 30, 2025 and September 30, 2024 to held for sale, and the Company ceased recording depreciation and amortization for the held for sale assets.

The following table summarizes the results of the R&LC HVAC business which are reported as discontinued operations (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,369	$1,333	$3,404	$3,320
Cost of goods sold	1,007	954	2,579	2,468
Gross profit	362	379	825	852
Selling, general and administrative expenses	212	195	584	562
Restructuring and impairment costs	12	3	21	22
Net financing charges	5	2	6	17
Equity income	77	75	211	196
Income from discontinued operations before income taxes	210	254	425	447
Provision for income taxes on discontinued operations	50	53	124	98
Income from discontinued operations, net of tax	160	201	301	349
Income from discontinued operations attributable to noncontrolling interest, net of tax	77	78	157	148
Income from discontinued operations	$83	$123	$144	$201

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)

The following table summarizes the assets and liabilities of the R&LC HVAC business which were classified as held for sale (in millions):

	June 30, 2025	September 30, 2024

Cash	$2	$5
Accounts receivable - net	751	592
Inventories	1,089	876
Other current assets	135	122
Current assets held for sale	1,977	1,595

Property, plant and equipment - net	808	793
Goodwill	1,195	1,182
Other intangible assets - net	98	96
Investments in partially-owned affiliates	769	949
Other noncurrent assets	198	190
Noncurrent assets held for sale	3,068	3,210
Total assets classified as held for sale	$5,045	$4,805

Accounts payable	$1,083	$917
Accrued compensation and benefits	101	113
Deferred revenue	125	84
Other current liabilities	339	317
Current liabilities held for sale	1,648	1,431

Pension and postretirement benefit obligations	27	28
Other noncurrent liabilities	362	377
Noncurrent liabilities held for sale	389	405
Total liabilities classified as held for sale	$2,037	$1,836

During the third quarter of fiscal 2025, the Company signed a definitive agreement to sell its ADT Mexico residential security business. The transaction is expected to close in the first quarter of fiscal 2026. The ADT Mexico business, which is reported in the EMEA segment, does not meet the criteria to be classified as discontinued operations as it does not represent a strategic shift in the Company's operations nor result in the exit of substantially all of its residential security businesses.

The Company determined that the assets and liabilities of the ADT Mexico business met the held for sale criteria during the third quarter of 2025. Accordingly, $122 million of assets and $23 million of liabilities associated with the ADT Mexico business were reclassified to held for sale in the consolidated balance sheet at June 30, 2025.

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of June 30, 2025, the estimated fair value less costs to sell of the held for sale businesses exceeded their carrying value, and therefore, no adjustment was necessary.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
4.     REVENUE RECOGNITION

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended June 30,
	2025			2024
	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$2,847	$1,195	$4,042	$2,887	$1,148	$4,035
EMEA	756	517	1,273	710	467	1,177
APAC	519	218	737	492	194	686

Total	$4,122	$1,930	$6,052	$4,089	$1,809	$5,898

	Nine Months Ended June 30,
	2025			2024
	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$8,094	$3,412	$11,506	$8,114	$3,227	$11,341
EMEA	2,177	1,454	3,631	2,086	1,354	3,440
APAC	1,401	616	2,017	1,376	547	1,923

Total	$11,672	$5,482	$17,154	$11,576	$5,128	$16,704

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	June 30, 2025	September 30, 2024
Contract assets - current	Accounts receivable - net	$2,119	$1,931
Contract assets - noncurrent	Other noncurrent assets	7	11
Contract liabilities - current	Deferred revenue	2,428	2,160
Contract liabilities - noncurrent	Other noncurrent liabilities	269	252

For the three months ended June 30, 2025 and 2024, the Company recognized revenue of $279 million and $267 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year. For the nine months ended June 30, 2025 and 2024, the Company recognized revenue of $1,550 million and $1,475 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
Performance Obligations

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $22.4 billion, of which approximately 63% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose construction contracts, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less and contracts that are cancellable without substantial penalty.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	June 30, 2025	September 30, 2024
Other current assets	$306	$265
Other noncurrent assets	257	291
Total	$563	$556

During the three months ended June 30, 2025 and 2024, the Company recognized expense of $104 million and $84 million, respectively, related to costs to obtain or fulfill a contract. During the nine months ended June 30, 2025 and 2024, the Company recognized expense of $279 million and $218 million, respectively, related to costs to obtain or fulfill a contract.

5.     INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2025	September 30, 2024

Raw materials and supplies	$746	$765
Work-in-process	142	130
Finished goods	941	879
Inventories	$1,829	$1,774

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reportable segments (in millions):

	Nine Months Ended June 30, 2025
	Americas	EMEA	APAC	Total
Goodwill	$14,118	$2,409	$1,393	17,920
Accumulated impairment loss	(918)	(277)	—	(1,195)
Balance at beginning of period	13,200	2,132	1,393	16,725
Foreign currency translation and other (1)	(3)	23	(36)	(16)
Balance at end of period	$13,197	$2,155	$1,357	$16,709
(1) Includes measurement period adjustments and the allocation of $56 million of goodwill from EMEA to the ADT Mexico residential security business disposal group classified as held for sale. Refer to Note 3, "Assets and Liabilities Held for Sale and Discontinued Operations" of the notes to the consolidated financial statements for further information.

At April 1, 2025, the Company reallocated goodwill of reporting units impacted by the change in reportable segments described in Note 16, "Segment Information," of the notes to the consolidated financial statements and assessed goodwill for impairment. The Company determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at April 1, 2025.

During the third quarter of fiscal 2025, the Company signed a definitive agreement to sell its ADT Mexico residential security business, resulting in a triggering event for the impacted reporting unit. The Company performed a quantitative goodwill impairment test of the reporting unit with $174 million of remaining goodwill, and its fair value was slightly in excess of its carrying value. However, for this reporting unit, a 50 basis point increase in the discount rate, or a 100 basis point decrease in the revenue growth rates, would cause the fair value to be less than the carrying value. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." This reporting unit was previously disclosed as being at risk of impairment in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2024.

Other intangible assets, primarily from business acquisitions, consisted of (in millions):

	June 30, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,604	$(1,074)	$530	$1,592	$(955)	$637
Customer relationships	2,641	(1,689)	952	2,632	(1,517)	1,115
Miscellaneous	895	(503)	392	886	(480)	406
	5,140	(3,266)	1,874	5,110	(2,952)	2,158
Indefinite-lived intangible assets
Trademarks/trade names	1,982	—	1,982	1,972	—	1,972
Total intangible assets	$7,122	$(3,266)	$3,856	$7,082	$(2,952)	$4,130

Amortization of other intangible assets included within continuing operations for the three months ended June 30, 2025 and 2024 was $110 million and $116 million, respectively. Amortization of other intangible assets included within continuing operations for the nine months ended June 30, 2025 and 2024 was $342 million and $357 million, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
7.    LEASES

The following table presents supplemental consolidated statement of financial position information (in millions):

	Location of lease balances	June 30, 2025	September 30, 2024
Operating lease right-of-use assets	Other noncurrent assets	$1,319	$1,170
Operating lease liabilities - current	Other current liabilities	284	289
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,068	921

The following table presents supplemental noncash operating lease activity (in millions):

	Nine Months Ended June 30,
	2025	2024
Right-of-use assets obtained in exchange for operating lease liabilities	$421	$232

8.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	June 30, 2025	September 30, 2024
Commercial paper	$650	$350
Term loans	627	603
	$1,277	$953
Weighted average interest rate on short-term debt outstanding	4.0%	4.8%

As of June 30, 2025, the Company had two syndicated committed revolving credit facilities, including $2.5 billion which is scheduled to expire in December 2028 and $500 million which is scheduled to expire in December 2025. There were no draws on the facilities as of June 30, 2025.

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
June 30, 2025
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

Under ASC 815, "Derivatives and Hedging," cash flow hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates and commodity prices during the three and nine months ended June 30, 2025 and 2024.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of
Commodity	June 30, 2025	September 30, 2024

Copper	2,313	2,676
Aluminum	974	2,450

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
June 30, 2025
(unaudited)
Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	June 30,	September 30,	June 30,	September 30,
	2025	2024	2025	2024
Other current assets
Foreign currency exchange derivatives	$13	$19	$—	$1
Commodity derivatives	3	2	—	—
Total assets	$16	$21	$—	$1

Other current liabilities
Foreign currency exchange derivatives	$7	$24	$11	$1
Commodity derivatives	1	1	—	—
Long-term debt
Foreign currency denominated debt	3,611	3,424	—	—
Total liabilities	$3,619	$3,449	$11	$1

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	June 30,	September 30,	June 30,	September 30,
	2025	2024	2025	2024
Gross amount recognized	$16	$22	$3,630	$3,450
Gross amount eligible for offsetting	(10)	(12)	(10)	(12)
Net amount	$6	$10	$3,620	$3,438

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Foreign currency exchange derivatives	$—	$2	$15	$4
Commodity derivatives	—	4	3	5
Interest rate swaps	—	—	—	(21)
Total	$—	$6	$18	$(12)

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Three Months Ended June 30,		Nine Months Ended June 30,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Cost of sales	$4	$4	$7	$1
Commodity derivatives	Cost of sales	2	—	1	(4)
Total		$6	$4	$8	$(3)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Nine Months Ended June 30,
		2025	2024	2025	2024
Foreign currency exchange derivatives	Cost of sales	$—	$(4)	$(8)	$(7)
Foreign currency exchange derivatives	SG&A	1	2	(1)	2
Foreign currency exchange derivatives	Net financing charges	71	20	(13)	36
Total		$72	$18	$(22)	$31

The following table presents pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net investment hedges	$(269)	$44	$(162)	$(3)
No gains or losses were reclassified from CTA into income during the three and nine months ended June 30, 2025 and 2024.

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
June 30, 2025
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$13	$—	$13	$—
Commodity derivatives	3	—	3	—
Other noncurrent assets
Deferred compensation plan assets	59	59	—	—
Exchange traded funds (fixed income)(1)	74	74	—	—
Exchange traded funds (equity)(1)	204	204	—	—
Total assets	$353	$337	$16	$—
Other current liabilities
Foreign currency exchange derivatives	$18	$—	$18	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	25	—	—	25
Total liabilities	$44	$—	$19	$25

(1) Classified as restricted investments for payment of asbestos liabilities. See Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
The following table presents the portion of unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Deferred compensation plan assets	$4	$—	$2	$7
Investments in exchange traded funds	20	4	12	43

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at June 30, 2025 and September 30, 2024 was as follows (in billions):

	June 30,	September 30,
	2025	2024
Public debt	$8.3	$8.1
Other long-term debt	0.3	0.2
Total fair value of long-term debt	$8.6	$8.3

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

11. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Income Available to Ordinary Shareholders
Income from continuing operations	$618	$852	$1,454	$871
Income from discontinued operations	83	123	144	201
Basic and diluted income available to shareholders	$701	$975	$1,598	$1,072

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	655.4	670.3	658.9	676.7
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2.0	2.5	2.2	1.9
Diluted weighted average shares outstanding	657.4	672.8	661.1	678.6

Antidilutive Securities
Stock options and unvested restricted stock	0.1	0.1	0.1	0.4

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes changes in AOCI attributable to Johnson Controls (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Foreign currency translation adjustments
Balance at beginning of period	$(1,131)	$(1,001)	$(956)	$(970)
Aggregate adjustment for the period	(147)	(51)	(322)	(82)
Balance at end of period	(1,278)	(1,052)	(1,278)	(1,052)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	9	—	(4)	15
Current period changes in fair value	—	6	16	(14)
Reclassification to income (1)	(6)	(3)	(8)	4
Net tax impact	—	1	(1)	(1)
Balance at end of period	3	4	3	4

Pension and postretirement plans
Balance at beginning of period	(6)	(2)	(4)	—
Reclassification to income	(1)	(1)	(3)	(4)
Net tax impact	1	—	1	1
Balance at end of period	(6)	(3)	(6)	(3)
Accumulated other comprehensive loss, end of period	$(1,281)	$(1,051)	$(1,281)	$(1,051)
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

The components of the Company’s net periodic benefit cost (credit) associated with its defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the tables below in accordance with ASC 715, "Compensation – Retirement Benefits" (in millions):

	U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Interest cost	$16	$20	$49	$59
Expected return on plan assets	(24)	(30)	(73)	(90)
Net periodic benefit credit	$(8)	$(10)	$(24)	$(31)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)

	Non-U.S. Pension Plans
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Service cost	$5	$4	$13	$12
Interest cost	16	17	48	51
Expected return on plan assets	(20)	(18)	(58)	(54)
Net periodic benefit cost	$1	$3	$3	$9

	Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Interest cost	$1	$1	$2	$3
Expected return on plan assets	(3)	(3)	(8)	(7)
Amortization of prior service credit	(2)	(1)	(4)	(4)
Net periodic benefit credit	$(4)	$(3)	$(10)	$(8)

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

The following table summarizes restructuring and related costs (in millions):

	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025

Americas	$13	$33
EMEA	22	40
APAC	1	8
Corporate	13	41
Total	$49	$122

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
The following table summarizes changes in the reserve under the Company's restructuring plan announced in the fourth quarter of fiscal 2024, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring and related costs	$74	$27	$21	$122
Utilized—cash	(44)	(27)	(13)	(84)
Other	—	—	3	3
Balance at June 30, 2025	$30	$—	$11	$41

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

For the three months ended June 30, 2025, the Company's effective tax rate for continuing operations was 12.3% and was lower than the statutory tax rate of 12.5% primarily due to the benefits of continuing global tax planning, partially offset by tax rate differentials.

For the nine months ended June 30, 2025, the Company's effective tax rate for continuing operations was 9.9% and was lower than the statutory tax rate of 12.5% primarily due to tax reserve adjustments as the result of expired statute of limitations for certain tax years and the benefits of continuing global tax planning, partially offset by tax rate differentials.

For the three months ended June 30, 2024, the Company's effective tax rate for continuing operations was 17.0% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") insurance proceeds and tax rate differentials, partially offset by the benefits of continuing global tax planning.

For the nine months ended June 30, 2024, the Company's effective tax rate for continuing operations was 0.1% and was lower than the statutory tax rate of 12.5% primarily due to the net tax impact of the water systems AFFF settlement costs and insurance proceeds, Swiss tax reform, and the benefits of continuing global tax planning, partially offset by the tax impact of an impairment charge, the establishment of a deferred tax liability on the outside basis difference of the Company's investment in certain consolidated subsidiaries, and tax rate differentials.

Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Uncertain Tax Positions

At September 30, 2024, the Company had gross tax-effected unrecognized tax benefits of $2.1 billion, of which $1.5 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2024 was approximately $398 million (net of tax benefit). Interest accrued during the nine months ended June 30, 2025 and 2024 was approximately $64 million and $90 million (both net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
During the nine months ended June 30, 2025, as the result of the expiration of the statute of limitations in certain jurisdictions, the Company adjusted its reserve for uncertain tax positions which resulted in a $36 million net benefit to income tax expense.

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

Impacts of Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law by the president of the United States. It includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both U.S. and non-U.S.), and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The Company does not expect the OBBB to have a material impact on tax expense.

On December 18, 2023, the president of Ireland signed into law the Finance (No. 2) Bill 2023, which included legislation regarding the implementation of the Pillar Two global minimum tax. The Pillar Two legislation is effective for the Company’s fiscal year beginning October 1, 2024. The impact in the current fiscal year will not be material; however, the Company is continuing to assess the future impact of the new legislation.

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

16. SEGMENT INFORMATION

On April 1, 2025, the Company, as part of ongoing initiatives to drive simplification, accelerate growth, better reflect its organizational and operational structure and align with the manner in which the Company's chief operating decision maker assesses performance and makes decisions regarding the allocation of resources following portfolio simplification actions, realigned into three reportable segments (Americas, EMEA and APAC).

The Company conducts its business through three operating segments, all of which are reportable segments:

•Americas, which designs, manufactures, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, industrial, data center, institutional and governmental customers in the Americas (United States, Canada, and Latin America – Central and South America). Americas also provides energy efficiency solutions and technical services, including inspection, scheduled maintenance, and repair and replacement of mechanical and control systems, as well as data-driven "smart building" solutions, to the Americas marketplace.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)

•EMEA, which designs, manufactures sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, residential security (Global Subscriber business), industrial, data center, institutional, governmental, and marine customers and provides technical services, including data-driven “smart building” solutions, to markets in Europe, the Middle East and Africa.

•APAC, which designs, manufactures, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, industrial, data center, institutional, and governmental customers and provides technical services, including data-driven “smart building” solutions, to the Asian and Pacific marketplace.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Net Sales
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Americas	$4,042	$4,035	$11,506	$11,341
EMEA	1,273	1,177	3,631	3,440
APAC	737	686	2,017	1,923
Total net sales	$6,052	$5,898	$17,154	$16,704

	Segment EBITA
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Americas	$742	$804	$2,038	$1,853
EMEA	177	154	448	397
APAC	143	128	337	320
Total segment EBITA	1,062	1,086	2,823	2,570

Corporate expenses	141	128	498	359
Amortization of intangible assets	110	116	342	357
Restructuring and impairment costs	51	103	146	377
Water systems AFFF settlement (1)	—	—	—	750
Water systems AFFF insurance recoveries (1)	(1)	(351)	(13)	(351)
Net mark-to-market gains	(21)	(5)	(7)	(42)
Net financing charges	77	70	243	246
Income before income taxes	$705	$1,025	$1,614	$874
(1) Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)

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

The following table summarizes changes in the total product warranty liability (in millions):

Balance at September 30, 2024	$122
Accruals for warranties issued during the period	77
Settlements made during the period	(81)
Changes in estimates to pre-existing warranties	2
Balance at June 30, 2025	$120

18.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2025	September 30, 2024

Other current liabilities	$23	$32
Other noncurrent liabilities	170	179
Total reserves for environmental liabilities	$193	$211

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
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

PFOA, PFOS, and other PFAS compounds are being studied by the U.S. Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. In April 2024, EPA published National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR established legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion ("ppt") for each of PFOA and PFOS, 10 ppt for each of PFHxS, PFNA, and HFPO-DA (commonly known as GenX Chemicals), and a Hazard Index of one for mixtures containing two or more of PFHxS, PFNA, HFPO-DA, and PFBS. In February 2024, EPA released two proposed rules relating to PFAS under the Resource Conservation and Recovery Act (“RCRA”): one rule proposes to list nine PFAS (including PFOA and PFOS) as “hazardous constituents,” and a second rule proposes to clarify that hazardous waste regulated under the rule includes not only substances listed or identified as hazardous waste in the regulations, but also any substances that meet the statutory definition of hazardous waste. In April 2024, EPA finalized a rule designating PFOA and PFOS, along with their salts and structural isomers, as "hazardous substances" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In May 2025, EPA announced that it will retain the 4.0 ppt limit on PFOS and PFOA but will institute a two-year delay in the compliance deadline from 2029 until 2031. EPA also announced its intent to rescind and reconsider the limits on four other types of PFAS (PFHxS, PFNA, HFPO-DA, and PFBS).

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $7 million at both June 30, 2025 and September 30, 2024.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR's requests. The parties have completed briefing of summary judgment and pretrial motions. The Court has continued the trial previously scheduled for March 3, 2025 and has not yet set a new trial date.

In October 2022, the Town of Peshtigo filed a tort action in Wisconsin state court against Tyco Fire Products, Johnson Controls Inc., Chemguard, Inc., and ChemDesign, Inc. relating to environmental matters at the FTC (Town of Peshtigo v.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 260 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 34 states and territories. The decrease in water provider actions during the three months ended June 30, 2025 reflects dismissals resulting from the water systems AFFF settlement agreement discussed further below. More water provider cases may be dismissed pursuant to the water systems AFFF settlement agreement. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

Tyco Fire Products and Chemguard are also periodically notified by other municipal entities that those entities may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 45 pending putative class actions in federal courts originating from 20 states and territories. The decrease in putative class actions during the three months ended June 30, 2025 reflects dismissals resulting from the water systems AFFF settlement agreement. All of these cases have been direct-filed in or transferred to the MDL. In addition, six proposed class actions were filed in Canada (British Columbia, Manitoba, Quebec and Ontario), which name Tyco Fire Products and other manufacturers as defendants, on behalf of various classes of members (including individuals and government entities) who seek to recover for remediation (past and future) costs, claim property or other environmental damages, or claim personal injuries or other harms arising from alleged exposure to or contamination with PFAS or PFAS-containing products (including AFFF).

AFFF Individual or Mass Actions

There are more than 9,900 individual or “mass” actions pending that were filed in state or federal courts originating from 52 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The cases involve plaintiffs from various states including approximately 7,000 plaintiffs in Colorado and more than 9,900 other plaintiffs. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are proceeding in state courts, including actions in Arizona and Illinois.

Tyco and Chemguard are also periodically notified by other individuals that they may assert claims regarding PFOS and/or PFOA contamination allegedly resulting from the use of AFFF.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
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
June 30, 2025
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

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin. The insurance litigation involves numerous factual and legal issues. There are numerous factual and legal issues to be resolved in connection with these claims. The Company is presently unable to predict the outcome or ultimate financial exposure beyond the water systems AFFF settlement discussed above, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2025	September 30, 2024

Other current liabilities	$58	$58
Other noncurrent liabilities	337	350
Total asbestos-related liabilities	395	408
Other current assets	14	14
Other noncurrent assets	314	320
Total asbestos-related assets	328	334
Net asbestos-related liabilities	$67	$74

The following table presents the components of asbestos-related assets (in millions):

	June 30, 2025	September 30, 2024

Restricted
Cash	$6	$6
Investments	278	281
Total restricted assets	284	287
Insurance receivables for asbestos-related liabilities	44	47
Total asbestos-related assets	$328	$334

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2025
(unaudited)
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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2025	September 30, 2024

Other current liabilities	$96	$92
Accrued compensation and benefits	32	20
Other noncurrent liabilities	256	239
Total self-insured liabilities	$384	$351

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	June 30, 2025	September 30, 2024

Other current assets	$5	$5
Other noncurrent assets	13	13
Total insurance receivables	$18	$18

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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability to manage macroeconomic and geopolitical volatility, including changes to laws or policies governing foreign trade, including tariffs, economic sanctions, foreign exchange and capital controls, import/export controls or other trade restrictions as well as any associated supply chain disruptions; the ability to manage general economic, business and capital market conditions, including the impacts of trade restrictions, recessions, economic downturns and global price inflation; the Company's ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability of the Company to execute on its operating model and drive organizational improvement; the Company's ability to successfully execute and complete portfolio simplification actions, as well as the possibility that the expected benefits of such actions will not be realized or will not be realized within the expected time frame; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; fluctuations in the cost and availability of public and private financing for the Company's customers; the ability to manage disruptions caused by international conflicts, including Russia and Ukraine and the ongoing conflicts in the Middle East; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; fluctuations in currency exchange rates; the ability to hire and retain senior management and other key personnel; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact the Company's business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the Company's ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2024 filed with the United States Securities and Exchange Commission ("SEC") on November 19, 2024, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in Item 1A of Part II of Johnson Controls subsequently filed Quarterly Reports on Form 10-Q. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

Overview

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in smart, safe, healthy and sustainable buildings, serving a wide range of customers around the globe. The Company’s products and solutions advance the safety, comfort and intelligence of spaces to serve people, places and the planet. The Company is committed to helping its customers win and creating greater value for all of its stakeholders through its strategic focus on buildings.

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space) and energy-management consulting. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, together with its direct channel service and solutions capabilities, to deliver outcome-based solutions across the lifecycle of a building that address customers’ needs to improve energy efficiency, enhance security, create healthy environments and reduce greenhouse gas emissions.

On April 1, 2025, the Company, as part of ongoing initiatives to drive simplification, accelerate growth, better reflect its organizational and operational structure and align with the manner in which the Company's chief operating decision maker assesses performance and makes decisions regarding the allocation of resources following portfolio simplification actions, realigned into three reportable segments (Americas, EMEA and APAC) from four reportable segments (Global Products, Building Solutions North America, Building Solutions EMEA/LA and Building Solutions APAC). The Company began reporting under this segment structure on April 1, 2025.

The following information should be read in conjunction with the September 30, 2024 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 19, 2024. References in the following discussion and analysis to "Three Months," "Third Quarter" or similar language refer to the three months ended June 30, 2025 compared to the three months ended June 30, 2024, while "Year-to-Date" refers to nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.

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

The Company maintains global operations. The United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, Japan and Mexico, among others. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. In addition, the United States and other nations have, and may in the future, pause, reimpose, decrease or increase tariffs. Although the Company has been largely able to mitigate the impact of tariffs that have been enacted to date, if additional tariffs and reciprocal tariffs are implemented (whether as currently proposed or otherwise), such actions could negatively impact the Company's revenue growth and margins in future periods through decreased sales and increased cost of goods sold. Further, the Company has experienced, and could again experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends including the imposition of tariffs and other restrictive trade measures, as well as geopolitical and economic tensions. The net effect of these events will continue to depend on the Company’s ability to successfully mitigate and offset their impact.

The Company is taking actions to mitigate the actual and anticipated impact of these events, including strengthening the Company's in region, for region manufacturing strategy, pivoting to local sourcing in its supply chain, accelerating pricing actions and asserting contractual rights through change orders. The Company has historically taken a variety of actions to mitigate trade restrictions, supply chain disruptions and inflation, including through expanding and redistributing its supplier network, supplier financing, accelerated purchasing and productivity improvements. These actions have largely been successful mitigating the impacts of the current macroeconomic environment, however, it is uncertain as to whether the actions taken or contemplated to be taken by the Company will be effective in continuing to mitigate the impact of current and future trade restrictions and their related impacts. The Company continues to actively monitor and evaluate the development and potential impacts of tariffs and other trade restrictions on its supply chain and results of operations.

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

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2024 filed with the United States Securities and Exchange Commission ("SEC") on November 19, 2024. Certain of these risk factors have been updated and supplemented in the Company's Quarterly Reports on Form 10-Q for the quarters ended December 31, 2024 and March 31, 2025, filed on February 5, 2025 and May 7, 2025, respectively.

Portfolio Simplification Transactions

The Company continues to engage in an ongoing evaluation of its non-core product lines in connection with its objective to be a pure-play provider of comprehensive solutions for commercial buildings. On July 31, 2025, the Company completed the divestiture of its Residential and Light Commercial ("R&LC") HVAC business to Robert Bosch GmbH (“Bosch”) for net cash proceeds of approximately $5.0 billion after tax and transaction-related expenses. The R&LC HVAC business included the Company's North America Ducted business and Johnson Controls-Hitachi Air Conditioning Holding (UK) Ltd., the Company’s global residential joint venture with Hitachi Global Life Solutions, Inc.

Restructuring and Cost Optimization Initiatives

During the fourth quarter of fiscal 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size its global operations as a result of previously announced portfolio simplification actions. It is expected that one-time restructuring costs, including severance and other employee termination benefits, contract termination costs, and certain other related cash and non-cash charges, of approximately $400 million will be incurred over the course of fiscal 2025, 2026 and 2027, resulting in expected annual cost savings of approximately $500 million upon full completion of the plan. Restructuring and transformation costs in fiscal 2025 have been material, with the resulting savings being realized in fiscal 2026 and 2027. Restructuring costs will be incurred across all segments and Corporate functions.

Cybersecurity Incident

During the weekend of September 23, 2023, the Company experienced a cybersecurity incident impacting its internal information technology ("IT") infrastructure and applications.

The Company determined that certain data, primarily employee, job applicant and personal information and other related data, was impacted by the incident. The Company has taken appropriate actions to notify individuals and regulatory authorities.

Based on the information reviewed to date, the Company has not observed evidence of any impact to its digital products, services and solutions, including OpenBlue and Metasys.

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change

Net sales	$6,052	$5,898	3%	$17,154	$16,704	3%

The increase in net sales for the three months ended June 30, 2025 was due to higher organic sales ($343 million) and the favorable impact of foreign currency translation ($55 million), partially offset by the net impact of acquisitions and divestitures ($244 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 6% over the prior year, driven by growth in Services across all segments as well as growth in Products and Systems, led by the Americas.

The increase in net sales for the nine months ended June 30, 2025 was due to higher organic sales ($1,205 million), partially offset by the net impact of acquisitions and divestitures ($708 million) and the unfavorable impact of foreign currency translation ($47 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 8% over the prior year, driven by growth in Services across all segments and growth in Products and Systems, led by the Americas.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2025	2024	Change		2025	2024	Change

Cost of sales	$3,806	$3,789	—%		$10,913	$10,895	—%
Gross profit	2,246	2,109	6%		6,241	5,809	7%
% of sales	37.1%	35.8%	130	bp	36.4%	34.8%	160	bp

The increase in gross profit for the three and nine months ended June 30, 2025 was primarily due to margin improvements as a result of converting backlog with increased mix of long-term, higher margin Systems projects and optimized Services mix.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings before interest, taxes and amortization ("EBITA").

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2025	2024	Change		2025	2024	Change

SG&A	$1,417	$895	58%		$4,243	$4,293	(1%)
% of sales	23.4%	15.2%	820	bp	24.7%	25.7%	(100)	bp

For the three months ended June 30, 2025, the increase in SG&A was primarily due to the unfavorable impact of the prior year water systems AFFF insurance recoveries ($350 million), the unfavorable impact of prior year earn-out adjustments ($61 million) and higher transformation costs ($45 million).

For the nine months ended June 30, 2025, the decrease in SG&A was primarily due to the favorable net impact of the prior year water systems AFFF settlement agreement costs and insurance recoveries ($412 million), partially offset by higher transformation costs ($124 million), the unfavorable impact of prior year earn-out adjustments ($68 million) and the impact of net mark-to-market adjustments ($35 million).

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment EBITA. Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Restructuring and Impairment Costs

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024

Goodwill and other intangible asset impairments	$—	$21	$22	$251
Held for sale impairments	—	35	—	35
Other impairments	2	10	2	10
Restructuring and related costs	49	37	122	81
Restructuring and impairment costs	$51	$103	$146	$377

Refer to Note 14, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring actions.

Net Financing Charges

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024

Interest expense, net of capitalized interest costs	$55	$84	$178	$266
Other financing charges	4	6	14	32
Interest income	(3)	(9)	(8)	(19)
Net foreign exchange results for financing activities	21	(11)	59	(33)
Net financing charges	$77	$70	$243	$246

Refer to Note 8, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's debt.

Income Tax Provision

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024

Income tax provision	$87	$174	$160	$1
Effective tax rate	12.3%	17.0%	9.9%	0.1%

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

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change

Americas	$4,042	$4,035	—%	$11,506	$11,341	1%
EMEA	1,273	1,177	8%	3,631	3,440	6%
APAC	737	686	7%	2,017	1,923	5%
	$6,052	$5,898	3%	$17,154	$16,704	3%

Three Months:

•Americas net sales were flat as organic growth ($259 million) was offset by the impact of divestitures ($243 million) and the unfavorable impact of foreign currency translation ($9 million). Excluding the impact of divestitures and foreign currency translation, sales increased 7%, led by continued strength across Applied HVAC and Controls. Products and Systems sales increased 8% and Services increased 4%.

•The increase in EMEA was primarily due to the favorable impact of foreign currency translation ($52 million) and organic growth ($45 million). Excluding the impact of foreign currency translation, sales growth was primarily led by 8% growth in Services.

•The increase in APAC was primarily due to organic growth ($39 million) and the favorable impact of foreign currency translation ($12 million). Excluding the impact of foreign currency translation, sales growth was led by 11% growth in Services and 3% growth in Products and Systems.

Year to Date:

•The increase in Americas was primarily due to organic growth ($919 million), partially offset by the impact of divestitures ($714 million) and the unfavorable impact of foreign currency translation ($40 million). Excluding the impact of divestitures and foreign currency translation, sales increased 9%, led by growth in Applied HVAC and Controls.

•The increase in EMEA was primarily due to organic growth ($187 million) and incremental sales related to the net impact of business acquisitions and divestitures ($6 million), partially offset by the unfavorable foreign currency translation ($2 million). Excluding the impact of business acquisitions, divestitures, and foreign currency translation, sales growth was led by 9% growth in Services.

•The increase in APAC was primarily due to organic growth ($99 million), partially offset by the unfavorable impact of foreign currency translation ($5 million). Excluding the impact of foreign currency translation, sales growth was led by 13% growth in Services.

Segment EBITA

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change

Americas	$742	$804	(8%)	$2,038	$1,853	10%
EMEA	177	154	15%	448	397	13%
APAC	143	128	12%	337	320	5%

Three Months:

•The decrease in Americas was primarily due to the impact of divestitures, unfavorable mix and the impact of prior year earn-out adjustments, partially offset by higher margin backlog conversion and productivity improvements.

•The increase in EMEA was primarily driven by productivity improvements and positive mix from the growth in Services.

•The increase in APAC was primarily driven by productivity improvements.

Year to Date:

•The increase in Americas was primarily due to higher margin backlog conversion and productivity improvements, partially offset by the impact of divestitures, prior year earn-out adjustments and ongoing growth investments.

•The increase in EMEA was primarily driven by productivity improvements and positive mix from the growth in Services.

•The increase in APAC was primarily driven by productivity improvements.

Backlog and Orders

Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Backlog is applicable to sales of products and systems and services and totaled $16.2 billion at June 30, 2025. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes backlog and orders by segment for the Systems and Services based businesses:

	Backlog		Orders
(in billions)	June 30, 2025	Year-over-Year Change (1)	Three Months Ended June 30, 2025	Year-over-Year Change (1)

Americas	$10.3	10%	$3.4	5%
EMEA	2.6	9%	1.1	2%
APAC	1.7	14%	0.7	(8%)
Total	$14.6	11%	$5.2	2%

(1) Change is compared to June 30, 2024 (backlog) and the three months ended June 30, 2024 (orders) and excludes the impact of mergers, acquisitions, divestitures and foreign currency.

Remaining performance obligations were $22.4 billion at June 30, 2025. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

(in millions)	June 30, 2025	September 30, 2024	Change

Current assets	$11,849	$11,179
Current liabilities	12,350	11,955
Working capital	$(501)	$(776)	(35)%

Accounts receivable - net	$6,151	$6,051	2%
Inventories	1,829	1,774	3%
Accounts payable	3,421	3,389	1%

•The increase in working capital at June 30, 2025 as compared to September 30, 2024 was primarily due to a decrease in other current liabilities due to a payment related to the AFFF settlement agreement and an increase in current assets held for sale primarily due to seasonal increases in inventory and increases in accounts receivable related to the R&LC HVAC business, partially offset by higher short-term debt, an increase in deferred revenue and the net impact of various other current assets and liabilities.

Cash Flows From Continuing Operations

	Nine Months Ended June 30,
(in millions)	2025	2024

Cash provided by operating activities	$1,586	$216
Cash used by investing activities	(302)	(286)
Cash used by financing activities	(1,111)	(190)

•The increase in cash provided by operating activities reflects higher net income and decreases in accounts receivable and other assets, partially offset by the timing of accounts payable and accrued liabilities payments.

•The increase in cash used by investing activities was due to various investment transactions.

•The increase in cash used by financing activities was primarily due to changes in net debt activity.

Capitalization

(in millions)	June 30, 2025	September 30, 2024

Short-term debt	$1,277	$953
Current portion of long-term debt	570	536
Long-term debt	8,446	8,004
Total debt	10,293	9,493
Less: Cash and cash equivalents	731	606
Net debt	$9,562	$8,887

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$15,830	$16,098
Total capitalization (Total debt plus Equity)	26,123	25,591
Net capitalization (Net debt plus Equity)	25,392	24,985

Total debt as a % of Total capitalization	39.4%	37.1%
Net debt as a % of Net capitalization	37.7%	35.6%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•In June 2025, the Company's Board of Directors approved a $9.0 billion increase to the Company's share repurchase authorization, adding to the $1.1 billion remaining as of March 31, 2025 under the prior share repurchase authorization approved in 2021. As of June 30, 2025, approximately $9.8 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.37 per common share in the quarter ended June 30, 2025 and intends to continue paying dividends throughout fiscal 2025.

•The Company received net cash proceeds related to the sale of its R&LC HVAC business of approximately $5.0 billion after tax and transaction-related expenses in connection with the close of the transaction on July 31, 2025. Consistent with its capital allocation policy, the Company expects to return a portion of the net proceeds of the transaction to shareholders through the implementation of a $5.0 billion accelerated share repurchase program expected to commence in the coming weeks pursuant to its previously announced share repurchase authorization.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $0.7 billion at June 30, 2025, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $650 million as of June 30, 2025 and $350 million as of September 30, 2024.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028 or its $0.5 billion revolving credit facility which is scheduled to expire in December 2025. There were no draws on the revolving credit facilities as of June 30, 2025 and September 30, 2024.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of June 30, 2025, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa1	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting

Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2025, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

	Nine Months Ended June 30, 2025	Year Ended September 30, 2024
Net loss attributable to the Obligor Group	$(579)	$(609)
Net income (loss) attributable to intercompany transactions	(45)	511

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	June 30, 2025	September 30, 2024	June 30, 2025	September 30, 2024
Current assets	$28	$1,339	$841	$823
Noncurrent assets	243	243	9,672	7,522
Current liabilities	9,609	6,726	4,729	2,789
Noncurrent liabilities	8,300	7,836	7,078	9,028

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2025, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2025.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

In May 2024, stockholders of Johnson Controls, Inc., filed a putative class action Complaint against Johnson Controls, Inc., certain former officers and directors of Johnson Controls, Inc., and two related entities (Jagara Merger Sub LLC and Johnson Controls International plc) in Wisconsin state court relating to the 2016 merger of Johnson Controls and Tyco (Gumm et al. v. Molinaroli et al., Case No. 30106, filed May 23, 2024 in the Circuit Court for Milwaukee County, Wisconsin). The filing of the state court Complaint follows the dismissal of a related lawsuit originally filed in federal court in 2016, which dismissal was affirmed on appeal in November 2023. On March 28, 2025, the Court dismissed the complaint in its entirety. On May 8, 2025, plaintiffs filed a notice of appeal.

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

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, our business, data and our products have been and will in the future be vulnerable to security incidents, theft, misplaced or lost data, programming errors, or errors that could potentially lead to the compromise or further compromise of such data, improper use of our products, systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. During September 2023, we became aware of a cybersecurity event consisting of unauthorized access, data exfiltration and deployment of ransomware to a portion of our internal IT infrastructure. The Company determined that certain data, primarily employee, job applicant and personal information and other related data, was impacted by the incident. The Company has taken appropriate actions to notify individuals and regulatory authorities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2025, the Company's Board of Directors approved a $9.0 billion increase to the Company's share repurchase authorization, adding to the $1.1 billion remaining as of March 31, 2025 under the prior share repurchase authorization approved in 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. During the three and nine months ended June 30, 2025, the Company repurchased and immediately retired $310 million and $970 million, respectively, of its ordinary shares in open market transactions. As of June 30, 2025, approximately $9.8 billion remains available under the share repurchase authorization. The Company expects to return a portion of the net proceeds of the Residential & Light Commercial transaction to shareholders through the implementation of a $5.0 billion accelerated share repurchase program expected to commence in the coming weeks pursuant to its existing share repurchase authorization.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
04/01/25 - 04/30/25	2,837,741	$75.50	2,837,741	$9,869,539,836
05/01/25 - 05/31/25	368,706	94.00	368,706	9,834,880,262
06/01/25 - 6/30/25	592,260	103.29	592,260	9,773,704,862

ITEM 5. OTHER INFORMATION

Director and Officer Rule 10b5-1 Plans

During the three months ended June 30, 2025, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

George Oliver Retirement

As previously disclosed in the Company's Current Report on Form 8-K filed on February 5, 2025 and pursuant to the terms of the Employment Transition Agreement between George Oliver and the Company, George Oliver, the Chairman of the Board of Directors of the Company, retired from the Board of Directors effective as of August 1, 2025. A copy of the Employment Transition Agreement is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2025. In connection with Mr. Oliver's retirement from the Board of Directors, Mark Vergnano will serve as the independent Chairman of the Board of Directors.

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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: August 6, 2025	By:	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer