Form 10-K
period 2025-09-30
Johnson Controls International plc
filed 2025-11-14
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number 001-13836
JOHNSON CONTROLS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(IRS Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange	4.250% Senior Notes due 2035	JCI35	New York Stock Exchange
3.900% Notes due 2026	JCI26A	New York Stock Exchange	6.000% Notes due 2036	JCI36A	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange	5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange	5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
5.500% Senior Notes due 2029	JCI29	New York Stock Exchange	4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange	5.125% Notes due 2045	JCI45B	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange	6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange	4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange	4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange
3.125% Senior Notes due 2033	JCI33	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2025, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $52.6 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2025, 611,135,655 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 4, 2026 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2025

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability to manage general economic, business and capital market conditions, including the impacts of trade restrictions, recessions, economic downturns and global price inflation; the ability to manage macroeconomic and geopolitical volatility, including changes to laws or policies governing foreign trade, including tariffs, economic sanctions, foreign exchange and capital controls, import/export controls or other trade restrictions as well as any associated supply chain disruptions; the ability to execute on the Company's operating model and drive organizational improvement; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; fluctuations in the cost and availability of public and private financing for customers; the ability to manage disruptions caused by international conflicts, including Russia and Ukraine and the ongoing conflicts in the Middle East; the ability to successfully execute and complete portfolio simplification actions, as well as the possibility that the expected benefits of such actions will not be realized or will not be realized within the expected time frame; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; fluctuations in currency exchange rates; the ability to hire and retain senior management and other key personnel; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

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

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings and was renamed Johnson Controls,

Inc. in 1974. In 2005, Johnson Controls acquired York International, a global supplier of heating, ventilating and air-conditioning ("HVAC") and refrigeration equipment and services. Following this acquisition, Johnson Controls continued to expand its portfolio of building-related product and service offerings. In 2016, Johnson Controls, Inc. and Tyco International plc ("Tyco") completed their combination (the "Merger"), combining Johnson Controls' portfolio of building efficiency solutions with Tyco’s portfolio of fire and security solutions. Following the Merger, Tyco changed its name to “Johnson Controls International plc.”

On July 31, 2025, the Company completed the divestiture of its Residential and Light Commercial ("R&LC") HVAC business to Robert Bosch GmbH (“Bosch”). The R&LC HVAC business included the Company's North America Ducted business and Johnson Controls-Hitachi Air Conditioning Holding (UK) Ltd., the Company’s global residential joint venture with Hitachi Global Life Solutions, Inc.

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including commercial HVAC equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, security and fire-protection space), and energy-management consulting. The Company's OpenBlue digital software platform enables enterprises to better manage their physical spaces by combining the Company's building products and services with cutting-edge technology and digital capabilities to enable data-driven “smart building” services and solutions. The Company partners with customers by leveraging its broad product portfolio with digital capabilities, together with its direct channel service and solutions capabilities, to deliver solutions and services addressing distinct and diverse operating environments and regulatory requirements that address customers’ needs in their core missions.

Business Segments

In connection with the divestiture of the R&LC HVAC business, the Company realigned its organizational structure into three regional reporting segments (Americas, EMEA and APAC) from four reporting segments (Global Products, Building Solutions North America, Building Solutions EMEA/LA and Building Solutions APAC). The Company implemented this change effective April 1, 2025 as part of ongoing initiatives to drive simplification, accelerate growth, better reflect its organizational and operational structure and align with the manner in which the Company's chief operating decision maker assesses performance and makes decisions regarding the allocation of resources following portfolio simplification actions. As a result, the Company conducts its business through three operating segments, all of which are reportable segments:

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

•EMEA, which designs, manufactures sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, residential security (Subscriber business), industrial, data center, institutional, governmental, and marine customers and provides technical services, including data-driven “smart building” solutions, to markets in Europe, the Middle East and Africa.

•APAC, which designs, manufactures, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, industrial, data center, institutional, and governmental customers and provides technical services, including data-driven “smart building” solutions, to the Asian and Pacific marketplaces.

For more information on the Company’s segments, refer to Note 18, "Segment Information," of the notes to consolidated financial statements.

Products, Systems, Services and Solutions

The Company sells and installs its commercial HVAC equipment and systems, control systems, security systems, fire-detection and fire suppression systems, equipment and services primarily through its extensive direct channel, consisting of a global network of sales and service offices. Significant sales are also generated through global third-party channels, such as distributors of air-conditioning, controls, security and fire-detection and suppression products. The Company’s large base of current customers leads to significant repeat business for the maintenance, retrofit and replacement markets. The Company is also able to leverage its installed base to generate sales for its service business. Trusted building brands, such as YORK®, Metasys®, Ansul®, Frick®, FM:Systems®, PENN®, Sabroe®, Silent-Aire®, Simplex® and Grinnell®, together with the breadth and depth of the products, systems and solutions offered by the Company, give it what it believes to be the most diverse portfolio in the building technology industry.

The Company has developed software platforms, including on-premises platforms and cloud-based software services, and integrated its products and services with digital capabilities to provide data-driven solutions to create smarter, safer and more sustainable buildings. The Company's OpenBlue platform combines the Company’s building expertise with cutting-edge technology, including artificial intelligence and machine learning-powered service solutions such as remote diagnostics, predictive maintenance, workplace management, compliance monitoring and advanced risk assessments. The Company leverages its product portfolio and service network, together with digital and data-driven technologies to offer integrated and customizable solutions focused on delivering outcomes to customers. These services are generally designed to generate recurring revenue for the Company as it supports its customers in achieving their desired outcomes.

In fiscal 2025, products and systems accounted for approximately 68% of sales from continuing operations and services accounted for 32% of sales from continuing operations.

Competition

The Company conducts its operations through a significant number of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability, availability of financing and construction or project management expertise. Competitors for HVAC equipment, security, fire detection, fire suppression and controls in the residential and non-residential marketplace include many local, regional, national and international providers. Larger competitors include Honeywell International, Inc.; Siemens Smart Infrastructure, an operating group of Siemens AG; Schneider Electric SA; Carrier Global Corporation; Trane Technologies plc; Vertiv Holdings Co., API Group and Daikin Industries, Ltd. In addition, the Company competes in a highly fragmented building services market. The Company also faces competition from a diverse range of established companies, start-ups and other emerging entrants to the buildings industry in the areas of digital services, software as a service and the Internet of Things. The loss of any individual contract or customer would not have a material adverse effect on the Company.

Business Strategy

The Company’s business strategy is to sustain and expand its position as a leader in commercial building technology and solutions by developing and implementing solutions designed to address its customers’ vertical specific needs in their core missions. In 2024 and 2025, the Company acted to optimize its core commercial buildings portfolio with the divestitures of its Air Distribution Technologies and R&LC HVAC businesses. Following these portfolio optimization actions, the Company’s core strategy remains advancing smart, healthy and sustainable buildings to power its customers’ missions, enabled by a simpler, more focused company focused on driving growth, profit, and cash flow.

The Company has leading positions in attractive and growing end-markets across HVAC, controls, fire, security and services, enhanced by its comprehensive product portfolio, significant installed base and substantial field position. The Company believes that it is well positioned to capitalize on the emerging and prevalent trends in the commercial buildings industry, including data centers, sustainable buildings, smart buildings and mission-critical environments. To capitalize on these trends, the Company is focused on offering differentiated services and solutions designed to address its customers’ vertical specific needs in their core missions. In furtherance of these goals, the Company has four strategic priorities:

Capitalize on Key Growth Vectors: Data centers, decarbonization, sustainable buildings, smart buildings, energy efficiency and mission-critical environments represent key growth opportunities for the Company. The Company seeks to leverage its existing portfolio breadth and investments in product development, combined with the expansion of its digital products and capabilities powered by OpenBlue, to offer differentiated solutions and innovative deal structures to help customers achieve their objectives. The Company intends to expand its capabilities by investing in products and technologies, as well as expanding its partnerships, to power innovation that will allow it to provide differentiated services that are tailored to its customers’ desired outcomes.

Bringing Value Across the Building Lifecycle: The Company provides system and service solutions that maximize the opportunities around the lifecycle of the building, delivering outcomes to the customer that save energy, reduce emissions, maintain uptime, and optimize building lifecycle costs while delivering mission-critical environments and improving the overall occupant experience. The Company’s ability to drive direct, integrated solutions within multiple domains enables opportunities for attachment, cross-selling, recurring revenue, and developing long-term relationships with customers from installation to service, retrofit, and replacement.

Accelerate in High Growth Verticals: The Company is focused on driving growth and profit by developing and implementing solutions designed to address its customers’ vertical specific needs in their core missions, enabled by the Company’s installed base, domain expertise and global coverage. The Company further intends to expand its presence in high growth verticals within the markets it serves, including data centers, hospitals, university campuses, advanced manufacturing, class A offices, and airports.

Sustain a High-Performance, Customer-Centric Culture: The Company recognizes that developing talent and creating positive customer experiences is central to accomplishing its business strategies. The Company is investing in its talent to build a workforce that is digitally capable, solutions oriented and focused on continuous learning and growth. The Company aims to leverage its talent capabilities and training to create a customer-focused culture to drive customer loyalty and decisions.

To realize these priorities, the Company is leveraging its technology leadership, product portfolio, global presence, substantial installed base, sizable field position and strong channels to monetize the lifecycle opportunities of systems, service, retrofit and replacement. The Company is augmenting its strategic priorities with disciplined execution, productivity enhancements and sustainable cost management to create a path to realize expanded margins and enhanced profitability.

Backlog and Orders

Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Backlog is applicable to sales of both products and systems and services and totaled $16.6 billion at September 30, 2025. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes backlog and orders by segment for the Systems and Services based businesses:

	Backlog		Orders
(in billions)	September 30, 2025	Year-over-Year Change (1)	Year Ended September 30, 2025	Year-over-Year Change (1)

Americas	$10.6	13%	$13.7	8%
EMEA	2.5	12%	4.4	6%
APAC	1.8	17%	2.6	3%
Total Building Solutions	$14.9	13%	$20.7	7%

(1) Change is compared to September 30, 2024 (backlog) and the year ended September 30, 2024 (orders) and excludes the impact of acquisitions, dispositions and foreign currency.

Remaining performance obligations were $22.7 billion at September 30, 2025. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Raw Materials

Raw materials used by the Company’s businesses in connection with their operations include steel, aluminum, brass, copper, polypropylene and certain fluorochemicals used in fire suppression agents. The Company also uses semiconductors and other electronic components in the manufacture of its products. At times, the Company has experienced material cost increases due to global inflation, supply chain disruptions, labor shortages, increased demand and other regulatory and macroeconomic factors. Recently, the Company has experienced increased raw material costs due to tariffs and reciprocal tariffs imposed by the United States and other nations. Although the Company has been largely able to mitigate the impact of tariffs that have been enacted to date, if additional tariffs and reciprocal tariffs are implemented (whether as currently proposed or otherwise), such actions could negatively impact the Company's revenue growth and margins in future periods through decreased sales and increased cost of goods sold, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company could experience further disruptions, shortages, tariffs and price inflation in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events. In fiscal 2026, commodity prices and availability could fluctuate throughout the year and could significantly affect the Company’s results of operations. For a more detailed description of the risks related to the availability of raw materials, components and commodities, see Item 1A. Risk Factors.

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

Regulatory Capital Expenditures

The Company’s efforts to comply with numerous federal, state and local laws and regulations applicable to its business and products often results in capital expenditures. The Company makes capital expenditures to design and upgrade its fire and security products to comply with or exceed standards applicable to the alarm, fire suppression and security industries. The Company also makes capital expenditures to meet or exceed energy efficiency standards and comply with applicable regulations, including the regulation of refrigerants, hydro fluorocarbons/emissions reduction efforts and the regulation of fluorinated gasses, particularly with respect to its HVAC products and solutions. The Company’s ongoing environmental compliance program also results in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2025 related solely to regulatory compliance were not material. It is management’s expectation that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on the Company’s financial results or competitive position in any one year. See Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Seasonal Factors

Certain of the Company's sales are seasonal as the demand for certain air conditioning equipment and services generally increases in the summer months. This seasonality is mitigated by the other products and services provided by the Company that have no material seasonal effect.

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures. The Company has committed to invest a substantial portion of its new product research and development in developing products and services supporting energy efficiency, decarbonization and mission-critical environments. The Company invests in enhancements to the capabilities of its product lines and services to support its strategy, meet consumer preferences and achieve regulatory compliance. This includes investments in the development of the Company’s OpenBlue platform and related service offerings, digital product capabilities, energy efficient products, and low GWP refrigerants and technology.

Human Capital Management

Overview and Governance

The development of a High-Performance Culture enables the Company to achieve its purpose to build smarter, healthier, and more sustainable tomorrows. As the Company enters its next 140 years of innovation leadership, people are at the center of how it delivers value to customers. The Company’s strategic drivers provide the direction that guides its workforce toward a culture of continuous improvement and innovation to exceed customers’ expectations and provide solutions for global challenges in the building systems industry.

The responsibility to develop and maintain a High-Performance Culture is owned, embedded and executed throughout the Company. The Chief Human Resources Officer ("CHRO") is responsible for establishing and driving the execution of the Company’s High-Performance Culture strategy, ensuring that the Company presents an employee value proposition that supports retention and the attraction of external talent. The Company’s Board of Directors provides oversight of the Company’s High-Performance Culture, with the Compensation and Talent Development Committee overseeing the Company’s High-Performance Culture strategy and the Governance and Sustainability Committee overseeing employee health and safety. The Chief Executive Officer ("CEO"), the CHRO, the General Counsel, the Vice President of Global Environment Health & Safety, the Vice President of Employee Engagement and Inclusion and other senior leaders within the Company are responsible for the execution of the High-Performance Culture strategy and engage with the Compensation and Talent Development Committee, the Governance and Sustainability Committee and the full Board of Directors on the critical components driving the Company’s High-Performance Culture, including discussions of future of work, human capital trends, processes and practices, engagement and inclusion, health and safety, talent development, company culture and succession planning.

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

The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). In fiscal 2025, the Company had a TRIR of 0.34 and a LTIR of 0.15.

Employee Engagement and Inclusion

The Company is dedicated to creating a workplace where uniqueness is celebrated and where every employee feels valued and included. The Company aims to foster a culture of engagement, innovation, collaboration, and respect that drives its success in the global marketplace. Employee engagement and inclusion (“EEI”) is a component of the Company’s strategy to drive a High-Performance Culture, recognized as adding value to the Company’s creation and delivery of innovative high performing products and enabling solutions to its customers’ toughest problems. The Company empowers employees to take an active role in creating a culture that values uniqueness, celebrates creativity and drives innovation.

The Company encourages employees to enable an inclusive culture through active participation in Business Resource Groups ("BRGs") - employee-led voluntary organizations of people with similar interests, experiences, or personal characteristics, which supports the acquisition and development of high-performing talent both internally and externally.

The Company recognizes that fostering an engaged and inclusive environment requires ongoing commitment, accountability, and continuous improvement. The Company regularly assesses its progress, recognizes employee contributions, and holds leaders accountable for driving initiatives. The Company has created mechanisms for open dialogue and feedback from employees to ensure that everyone’s voices are heard.

The Company has implemented several measures that focus on ensuring accountabilities exist for fostering an engaged and inclusive environment.

•Organizational Engagement: The Company measures the engagement of its employees using a quarterly pulse survey initially launched in fiscal 2023. The engagement survey provides managers with their own data dashboard to view their own engagement results and can be utilized by managers at all levels to understand how to improve the Company’s culture and employee engagement. Managers are provided with resources to interpret their results and plan their actions following each survey, ensuring that all managers are reinforcing a continuous improvement culture.

•Inclusion and Engagement Objectives: The CEO and other senior leaders have inclusion and engagement objectives in their annual performance goals.

•Attracting High-Performing Talent: The Company attracts high-performing talent by delivering a market and persona-based employee value proposition which incorporates the Company’s mission. BRGs support these efforts through external engagement and talent acquisition sourcing initiatives.

•Honoring Employee Contributions: The Company provides formal recognition and encouragement for workforce contributions to the Company’s EEI efforts. Awarded to eight employees three times per year, the nomination driven Inclusion Distinction Awards have become a highly regarded recognition of an employee’s contribution to creating an inclusive culture at the Company.

Talent Development

The Company must ensure the continued development and advancement of its employees to maintain a High-Performance Culture. The Company has adopted a continuous improvement approach to talent development, working to support employees’ growth while defining the skills and capabilities the organization will need in future years. To assess current enterprise capabilities and define future needs, strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. The Company continues to provide opportunities for its employees to grow their careers, with more than two-thirds of open management positions filled internally during fiscal 2025.

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

The Company’s focus on employee development has been structured through programs designed to embed essential skills with employees and reinforce strategic goals aligning with the Company’s culture, including:

•Front-Line Talent: In support of the Company’s growth strategy, the Company is investing in developing front line talent to ensure a customer-ready workforce. This includes investment in key learning curriculum and building skill-based career pathing for all front-line staff. Retention of program participants continues to increase year over year.

•Leadership Development: The Company has a strong leadership curriculum for first time managers, managers new to the Company, managers of managers and executive leaders. In 2025, the high potential courses had a greater than 75% application of content to the job and a net promoter score ("NPS") of greater than 70.

•Engagement and Inclusion: The Company has developed BRG-sponsored development programs structured across the levels and stages of individuals' careers to develop and align employees with the Company’s High-Performance Culture.

In fiscal 2025, the Company offered a robust curriculum of almost 225,000 activities that were completed by employees, consisting of videos, courses, e-learning, documentation, articles and books, including over 4,000 active (in person or virtual) learning courses. In fiscal 2025, over 1.3 million learning activities were completed by over 75,000 employees (excluding non-wired). The total learning hours consumed by employees was 1.3 million hours, averaging over 17 hours per employee including time invested in formal learning and standard time invested in self-paced reading or video consumption.

Employee Population and Demographics

As of September 30, 2025, the Company employed approximately 87,000 people worldwide, of which approximately 31,000 were employed in the United States and approximately 56,000 were outside the United States. The Company’s workforce declined from 2024 primarily due to divestitures including the R&LC HVAC business. Approximately 18,000 employees are covered by collective bargaining agreements or works councils, and the Company believes that its relations with its labor unions are generally positive. The Company’s EEO-1 Report published on our website outlines additional details on its U.S. workforce composition.

Available Information

The Company’s filings with the U.S. Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.johnsoncontrols.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov. The Company also makes available, free of charge, its Code of Ethics, Corporate Governance Guidelines, Board of Directors committee charters and other information related to the Company on its Internet website or in printed form upon request. The Company is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products, services and technologies requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Further, we must continue to effectively adapt our products and services to a changing technological and regulatory environment to drive growth and defend against disruption caused by competitors, regulators or other external forces impacting our business and operations. If we are unable to be agile and responsive to disruption in the development of new products, services and technologies, including capabilities such as energy efficiency, cooling technology (including liquid cooling), artificial intelligence and machine learning, our business, financial condition, results of operations and cash flows could be adversely affected.

Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. Further, as we integrate emerging and rapidly evolving technologies, including artificial intelligence and machine learning into our products and services, we may not be able to anticipate or identify vulnerabilities, design flaws or security threats resulting from the use of such technology and develop adequate protection measures. As a result, these products may not achieve market acceptance and our brand image could suffer. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. The laws and regulations applicable to our products, and our customers’ product and service needs, change from time to time, and regulatory changes may render our products and technologies noncompliant or result in new or enhanced regulatory scrutiny. In addition, the markets for our products, services and technologies may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors, the introduction of new competitors to the market with new or innovative product offerings or the failure to address any of the above factors could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Failure to increase organizational effectiveness through the execution of our operating model and organizational improvements may reduce our profitability or adversely impact our business.

Our results of operations, financial condition and cash flows are dependent upon our ability to execute on our operating model and drive organizational improvement. We seek to develop and maintain a high-performance, customer centric culture and commercial organization characterized by differentiated products and services, the attraction and retention of top talent and delivering sustained results. Our ability to successfully implement our operating model includes our ability to organize our operations around our commercial and manufacturing strategy through organizational improvements and implementing incentive programs that promote and reward the effective execution of our strategy. The implementation of our operating model also depends on our ability to quickly respond to market and innovation driven changes and redeploy our resources as needed within our organization. If we are unable to successfully implement and execute our operating model, our business, financial condition, results of operations and cash flows could be adversely affected.

We seek to drive organizational improvement through a variety of actions, including restructuring and integration activities, digital transformation, strategic initiatives, business portfolio reviews, productivity initiatives, functionalization, incentive programs, training, executive management changes, and business and operating model assessments. The Company has committed to a multi-year restructuring plan to address stranded costs and further right-size its global operations as a result of previously announced portfolio optimization transactions. In addition, during fiscal year 2025, the Company realigned its organizational structure into three regional reporting segments as part of ongoing initiatives to drive simplification, accelerate growth, and better reflect its organizational and operational structure. Risks associated with these actions include delays in execution, additional unexpected costs, loss of customer relationships, realization of fewer than estimated productivity improvements, increased change fatigue, organizational strain and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, our failure to effectively implement our operating model and manage organizational changes may lead to increased attrition of customers and employees and harm our ability to attract and retain key talent.

Failure to achieve and maintain a high level of product and service quality and on-time delivery could damage our reputation with customers and negatively impact our results.

Product and service quality issues could harm customer confidence in our Company and our brands. If certain of our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding quality, safety or performance, we could experience lost sales and increased costs and we could be exposed to legal, financial and reputational risks. In addition, a recall or claim could require us to review some or all of our product portfolio to assess whether similar issues are present in other products, which could result in a significant disruption to our business and our results of operations. We have experienced such quality issues in the past and may experience such issues in the future.

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

When our products fail to perform as expected, we are exposed to warranty, product liability, personal injury and other claims. In many jurisdictions, product liability claims are not limited to any specified amount of recovery and such claims or contribution requests or requirements could exceed our available insurance. There can be no assurance that we will not experience any material warranty or product liability claims in the future, that we will not incur significant costs to defend such claims or that we will have adequate reserves to cover any recall, repair and replacement costs.

Our ability to compete and generate sales depends in part on our capacity to meet customer demand and ensure that products and services are delivered to the customer on time. If we are unable to manufacture and deliver products to customers on time, we could experience lost sales and increased costs and we could be exposed to legal, financial, and reputational risks. The inability to deliver our products to customers on time could also restrict our manufacturing capacity, which could lead to the loss of customers and restrict our ability to grow sales.

The ability of suppliers to deliver raw materials, parts and components to our manufacturing facilities, and our ability to manufacture and deliver services without disruption, could affect our results of operations.

We use a wide range of materials (primarily steel, copper and aluminum) and components (including semiconductors, electronic components, and components utilizing rare earth minerals) in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons. For example, we have in the past experienced the following supply chain issues due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation. In addition, some of our subcontractors have experienced supply chain and labor disruptions, which have and could in the future impact our ability to timely complete projects and convert our backlog. Such disruptions have and could in the future interrupt our ability to manufacture or obtain certain products and components, thereby adversely impacting our ability to provide products to customers and realize expected profit margins. We could experience the recurrence of similar or new disruptions in the future, the effect of which will depend on our ability to successfully mitigate the impact of these disruptions. Any such disruption could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our ability to sustain and grow our business requires us to hire, retain and develop a high-performance, customer-centric management team and workforce. Continuous efficient and timely customer service, customer support and customer intimacy are essential to enabling customer loyalty and driving our financial results. Our growth strategies require that we pivot to new talent capability investments and build the workforce of the future, with an emphasis on developing skills in digital and consultative, outcome-based selling. Failure to ensure that we have leadership, technical and talent capacity with the necessary skillset and experience could impede our ability to deliver our growth objectives, execute our strategic plan and effectively transition our leadership. Any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats directed at the Company, its products, its customers and/or its third-party service providers, including cloud providers. We and third parties utilize vendors to support our business and operations have experienced, and expect to continue to experience, these types of threats and incidents, which add to the risks to our IT systems (including our cloud services providers’ systems), internal networks, our customers’ systems and the information that they store and process. We have and may in the future experience cybersecurity incidents that cause us to incur significant costs, reputational damage, expose us to legal claims or enforcement actions and fines levied by governmental organizations, which in turn could materially and adversely affect our results of operations. There can be no assurance that unauthorized access or cyber incidents will not occur or that we will not suffer material losses in the future. Other potential consequences could include the theft of intellectual property and the diminution in the value of our investment in research, development and engineering, which in turn could materially and adversely affect our competitiveness and results of operations.

Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. Despite our efforts to deploy countermeasures to deter, prevent, detect, respond to and mitigate cybersecurity threats, we have experienced, and will likely continue to experience, attacks and resulting breaches or breakdowns of our, or our third-party service providers’, databases or systems. Cybersecurity incidents, depending on their nature and scope, have resulted, and may in the future result, in misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Such incidents have remained, and could in the future remain, undetected for an extended period of time, and the losses arising from such incidents could exceed our available insurance coverage for such matters. In addition, security breaches impacting our IT systems have in certain cases resulted in, and in the future could result in, a risk of loss or unauthorized disclosure or theft of information, which could lead to enforcement actions, litigation, regulatory or governmental audits, investigations and possible liability.

An increasing number of our products, services and technologies, including our OpenBlue software platform, are delivered with digital capabilities and accompanying interconnected device networks, which include sensors, data, building management systems and advanced computing and analytics capabilities. If we are unable to manage the lifecycle cybersecurity risk in development, deployment and operation of our digital platforms and services, they could become susceptible to cybersecurity incidents and lead to third-party claims that our product failures have caused damage to our customers. This risk is enhanced by the increasingly connected nature of our products and the role they play in managing building systems.

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, our business, data and our products have been and will in the future be vulnerable to security incidents, theft, misplaced or lost data, programming errors, or errors that could potentially lead to the compromise or further compromise of such data, improper use of our products, systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. During September 2023, we experienced a cybersecurity event where certain data, primarily employee, job applicant and personal information and other related data, was impacted. The Company has taken appropriate actions to notify individuals and regulatory authorities.

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

Such an event could lead customers to select the products and services of our competitors. Such incidents could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain existing and potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales. In addition, we have and may in the future be required to make certain third-party notifications to individuals and regulators.

We operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secured. For example, proposed regulations restricting the use of biometric security technology could impact the products and solutions offered by our security business. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial results.

Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we maintain general liability insurance coverage and coverage for errors or omissions, such coverage might not be adequate or otherwise protect us from liabilities or damages with respect to such claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in adverse changes to our insurance policies could have an adverse effect on our business.

We are incorporating artificial intelligence technologies into our products, services and processes. These technologies may present business, compliance and reputational risks.

Recent technological advances in artificial intelligence (“AI”) and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. The introduction of these technologies, particularly generative AI, into internal processes and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss or theft of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our stakeholders, our reputation and our business and expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to drive internal efficiencies or create new or enhanced products or services that we are unable to compete against on cost, quality or other attributes.

Infringement or expiration of our intellectual property rights, or allegations that we have infringed upon the intellectual property rights of third parties, could negatively affect us.

We rely on a combination of trademarks, trade secrets, patents, copyrights, know-how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. Continued use of AI in the development of our products and services could also impact our intellectual property protections. While we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. From time to time, we resort to litigation to protect our intellectual property rights. Such proceedings can be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. For those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

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

Increased public awareness and concern regarding global climate change has resulted in more regulations designed to reduce greenhouse gas emissions. These regulations tend to target the global warming potential (“GWP”) of refrigerants, equipment energy efficiency, and the combustion of fossil fuels. Many of our products consume energy and use refrigerants. Regulations which seek to reduce greenhouse gas emissions present a risk predominantly to our HVAC business, if we do not adequately prepare and refresh our product portfolio. As a result, we have and may in the future be required to make increased research and development and other capital expenditures to meet new regulations and standards. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet due to the required level of capital investment or technological advancement. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our product development investments.

There continues to be a lack of consistent climate and refrigerant transition legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to incentives, which if discontinued, could adversely impact the demand for energy efficient buildings, and could increase costs of compliance. In addition, the rollback of existing climate and refrigerant transition legislation in certain jurisdictions could increase our costs to adapt our portfolio for compliance and competitiveness in different markets. These factors may impact the demand for our products, obsolescence of our products and our results of operations.

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

We employ approximately 87,000 people worldwide. Approximately 21% of these employees are covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply was not readily available. Work stoppages by employees of our customers could also result in reduced demand for our products.

Risks Related to Macroeconomic and Political Conditions

Some of the industries in which we operate are cyclical and, accordingly, demand for our products and services could be adversely affected by downturns in these industries.

Much of the demand for our products, services and solutions is driven by commercial, institutional, industrial, data center and governmental construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that we serve. Construction and other capital investment projects are heavily dependent on general economic conditions, localized demand for real estate and availability of credit, public funding or other sources of financing. Some of the real estate markets we serve are prone to significant fluctuations in supply and demand. In addition, most real estate developers rely heavily on project financing in order to initiate and complete projects. Declines in real estate values and increases in prevailing interest rates could lead to significant reductions in the demand for and availability of project financing, even in markets where demand may otherwise be sufficient to support new construction. These factors could in turn temper demand for new building products and solutions and have a corresponding impact on our financial condition, results of operations and cash flows.

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

The United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, Japan and Mexico, among others. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. The United States has and may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and, in the future, may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States. We maintain operations worldwide, including the jurisdictions impacted by announced and contemplated tariffs. If the actual and potential tariffs and reciprocal tariffs are implemented, we expect that such actions could negatively impact our revenue growth and margins in future periods through increased costs, decreased demand and other adverse economic impacts. We could also experience increased material cost inflation and component shortages, as well as disruptions and delays in our supply chain. The net effect of these actions will depend on our ability to successfully mitigate and offset their impact, which may not be effective.

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

We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic and geopolitical uncertainty in any of the regions of the world in which we operate, such as Asia, South America, the Middle East, Europe and emerging markets, could result in the disruption of markets and negatively affect cash flows from our operations to cover our capital needs and debt service requirements. For example, during fiscal year 2024 and fiscal 2025, our results of operations were impacted by the softening of economic conditions in China, negatively impacting the performance of the APAC segment. The continuation of economic weakness in China or in other regions could adversely impact our financial performance in such regions, as well as our consolidated financial performance.

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

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect each of our primary businesses and the businesses of our customers and suppliers. Recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. For example, recent and ongoing macroeconomic and political instability caused by global supply chain disruptions, inflation, ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, and other geopolitical tensions have and could continue to adversely impact our results of operations. Other consequences arising from ongoing conflicts, the further escalation of geopolitical tensions globally and their effect on our business and results of operations as well as the global economy, cannot be predicted. This may include economic sanctions, embargoes, regional instability, geopolitical shifts, expansion of current conflicts, energy instability, retaliatory action by governments, supply chain disruptions, disruption to local markets, increased cybersecurity attacks against us, our third-party service providers and customers, collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. and increased tensions among countries in which we operate. Our failure to adequately react to these and other political and economic conditions could materially and adversely affect our results of operations, financial condition or liquidity.

The capital and credit markets provide us with liquidity to operate and grow our business beyond the liquidity that operating cash flows provide. A worldwide economic downturn and/or disruption of the credit markets could reduce our access to capital necessary for our operations and executing our strategic plan. In addition, we have experienced, and could continue to experience, increased capital costs due to fluctuations in global interest rates. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due to increased interest rates, lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors; then our financial condition, results of operations and cash flows could be adversely affected.

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

We have at times experienced increased commodity costs as a result of global macroeconomic trends, including global price inflation, supply chain disruption and international conflict. We could experience further cost fluctuations in the future, which could negatively impact our results of operations to the extent we are unable to successfully mitigate and offset the impact of increased costs.

Risks Relating to Strategic Transactions

We may not realize the benefits of our ongoing efforts to simplify our portfolio.

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Recently, we have been engaged in a strategic evaluation of our non-core product lines, leading to the divestiture of our Air Distribution Technologies business and our R&LC HVAC business. Divestitures such as these involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. We may also experience unfavorable reactions to the divestitures by customers, competitors, suppliers and employees, making it more difficult to maintain business and operational relationships. Some divestitures, including the divestiture of our R&LC HVAC business, are or may be dilutive to earnings and we may not be successful in executing restructurings and other actions to minimize or offset dilution. We may also fail to successfully complete divestitures, achieve the strategic objectives of divestitures or not realize such objectives within the expected time frame, including our objective to simplify our portfolio to be a pure-play provider of comprehensive solutions for commercial buildings. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. In the event we are unable to successfully divest a business or product line, we may be forced to wind down such business or product line, which could materially and adversely affect our results of operations and financial condition. We cannot provide assurance as to whether we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

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

Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses and may be dilutive to earnings. Acquisitions involve numerous other risks, including: the diversion of management attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; difficulties in assimilating employees and in attracting and retaining key personnel; challenges in successfully integrating and operating businesses with different characteristics than our current core businesses; challenges in keeping existing customers and obtaining new customers; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects; contingent liabilities (including contingent tax liabilities and earn-out obligations) that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with acquired companies. The goodwill and long-lived assets recorded in past acquisitions were significant, and in future acquisitions could be significant, and impairment of such assets could result in a material adverse impact on our financial condition and results of operations.

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

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety laws governing employee injuries, and permitting requirements in addition to the environmental matters discussed above. If we are unable to adequately comply with applicable health and safety regulations and provide our employees with a safe working environment, we may be subject to litigation and regulatory action, in addition to negatively impacting our ability to attract and retain talented employees. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases in the cost of production. Additionally, violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations.

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

In addition, we have been named, along with others, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense, the U.S. military and others for fire suppression purposes and related training exercises. It is difficult to predict the outcome or ultimate financial exposure represented by these matters. Such claims may also negatively affect our reputation. See Note 20, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.

We and certain of our subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits on satisfactory terms in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. See Note 20, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

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

In October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises ("MNE"), with an annual global revenue exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. The adoption of Pillar One and its potential effective date remain uncertain. Pillar Two requires MNEs with an annual global revenue exceeding €750 million to pay a global minimum tax of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Global Minimum Tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Global Minimum Tax, which is applicable for the Company in fiscal 2025. However, the OECD and country governments are continuing to evaluate and adjust the Global Minimum Tax rules through administrative guidance, including legislative updates and adoption by additional countries, which could result in an increase in our effective tax rate.

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

Based on the terms of the Merger, we currently expect that Section 7874 does not apply to us or our affiliates as a result of the Merger. However, determining the applicability of Section 7874 is complex and subject to factual and legal uncertainties. Thus, there can be no assurance that the IRS will agree with the position that Johnson Controls International plc should not be treated as a U.S. corporation for U.S. federal tax purposes or that Section 7874 does not otherwise apply.

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

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to additional changes in our valuation allowances against deferred tax assets and other tax reserves on our statement of financial position, and the future sales of certain businesses could potentially result in the reversal of outside basis differences that could adversely affect our results of operations and cash flows. Additionally, changes in tax laws in the U.S., Ireland or in other countries where we have significant operations could materially affect deferred tax assets and liabilities on our consolidated statements of financial position and our income tax provision in our consolidated statements of income.

We are also subject to tax audits by government authorities. Negative unexpected results from one or more such tax audits could adversely affect our results of operations.

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

As an Irish company, Johnson Controls is governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Johnson Controls International plc securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

Transfers of Johnson Controls ordinary shares may be subject to Irish stamp duty.

For the majority of transfers of Johnson Controls ordinary shares, there is no Irish stamp duty. However, Irish stamp duty is payable for certain share transfers. A transfer of Johnson Controls ordinary shares from a seller who holds shares beneficially (i.e., through the Depository Trust Company ("DTC")) to a buyer who holds the acquired shares beneficially (i.e., through DTC), which is effected by the debit/credit of book-entry interests representing the shares through DTC, is not subject to Irish stamp duty. A transfer of Johnson Controls ordinary shares by a seller who holds shares directly (i.e., not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through

DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to Johnson Controls transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and the transfer, into DTC is not effected in contemplation of a sale of such shares by the beneficial owner to a third party.

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

Dividends paid by us may be subject to Irish dividend withholding or Irish income tax.

In certain circumstances, as an Irish tax resident company, we will be required to deduct Irish dividend withholding tax (“DWT”) (currently at the rate of 25%) from dividends paid to our shareholders. Whether we will be required to deduct DWT from dividends paid to a shareholder will depend largely on whether the shareholder qualifies for an exemption from DWT under Irish law and the shareholder has provided a valid DWT form to his or her broker (in the case of shares held beneficially), or to our transfer agent (in the case of shares held directly).

Shareholders resident in the U.S., who are beneficially entitled to any dividends paid on their shares and hold their shares through DTC will not be subject to DWT provided the addresses of such shareholders in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us). U.S. resident shareholders that hold their shares outside of DTC and shareholders resident in European Union countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) and irrespective of whether they hold their shares through DTC or outside DTC) should not be subject to DWT provided such shareholders are beneficially entitled to any dividends paid on their shares and they have furnished complete and valid DWT forms (or an Internal Revenue Service (“IRS”) Form 6166 in the case of U.S resident shareholders only), to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our qualifying intermediary). However, some shareholders may be subject to withholding tax, which could adversely affect the price of their ordinary shares.

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

We are exposed to the risk that third parties to various arrangements who owe us money or goods and services, or who purchase goods and services from us, will not be able to fulfil their obligations or continue to place orders due to insolvency or financial distress. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us. In such events, we may incur losses, or our results of operations, financial condition or liquidity could otherwise be adversely affected.

A variety of other factors could adversely affect the results of operations of our business.

Any of the following could materially and adversely impact the results of operations of our business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; our ability to recognize the expected benefits of our restructuring actions; downgrades in the ratings of our debt, material increases to our level of indebtedness; risks related to our defined benefit retirement plans; increases in the costs of our products and services that we are unable to pass on to the market;

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

The Company’s cybersecurity policies, standards, and procedures apply to all users, creating awareness of threats and the importance of information security and cybersecurity across the Company’s workforce. These policies and standards are reviewed annually to reflect emerging threats and evolving industry practices, including elements of recognized standards such as ISO 27001 and the NIST Cybersecurity Framework for the overall enterprise and ISA/IEC 62443 for automation and control system products. The Company has implemented cybersecurity policies throughout its operations, including designing and incorporating cybersecurity into the development process for its products and services. The Company’s enterprise risk management (“ERM”) process considers cybersecurity threat risks alongside other significant risks as part of the Company’s overall risk assessment process.

The Company leverages multiple channels to promote cybersecurity topics, deliver targeted initial and refresher training for all users, and conduct an annual mandatory global information security training campaign with certification, which is translated into 20 languages, and ongoing awareness campaigns. These elements are designed to maintain a risk aware culture.

The Company maintains a 24 x 7 operations center that monitors the Company’s IT environment and coordinates the investigation and remediation of alerts. As cybersecurity events occur, the cybersecurity team focuses on responding to and containing the threat and minimizing impact. In the event of an incident, the cybersecurity team assesses, among other factors, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost and potential for reputational harm, with participation from technical, legal and law enforcement support, as appropriate.

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

The Company engages with third parties to perform security assessments of its technology environment, including penetration testing and maturity assessments, in addition to providing services to support threat analysis and incident detection and response.

Cybersecurity considerations affect the selection and oversight of the Company’s third-party product and service providers. The Company performs due diligence on third parties that have access to its critical systems and data and whose products and services are integrated into the Company’s products. Contractual undertakings and oversight are put in place, based on the results of the risk assessment to manage and reduce the cybersecurity risk associated with such third-party providers. Such undertakings may include requirements to comply with administrative, technical and physical safeguards to provide notification of cyber incidents involving the Company’s systems or data and agreements to be subject to cybersecurity audits, which the Company conducts as appropriate. The Company requires compliance with appropriate certifications (e.g., SOC 2, ISO 27001, etc.) or appropriate alternative requirements, depending on the offering, region of use, and other factors.

The Company's results of operations, and financial condition were adversely affected by its previously disclosed September 2023 cybersecurity incident due to lost and deferred revenues, remediation expenses and billing and cash collection. However, the overall impact of the cybersecurity incident did not have a material impact on net income, net of insurance recoveries, or cash flows from operations for fiscal year 2024. The Company is regularly subject to cybersecurity threats. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on risks from cybersecurity threats.

Cybersecurity Governance

The Company’s Board of Directors (the "Board”) has oversight of the management of the most significant risks facing the Company, including cybersecurity. The Board receives information technology and cybersecurity updates from senior management, including the Chief Digital and Information Officer ("CDIO") and Chief Information Security Officer (“CISO”) several times per year. These updates cover the cybersecurity risks facing the Company’s enterprise information technology environment, as well as the Company’s digital products and services. Regular oversight of cybersecurity matters is further delegated by the Board to the Governance and Sustainability Committee. The Governance and Sustainability Committee provides a deeper level of oversight through quarterly engagements with senior management, including the Chief Digital and Information Officer and CISO, to review the Company’s cybersecurity program, including the highest risk areas and key mitigation strategies.

The Company maintains a Cybersecurity Steering Committee ("CSC") designed to ensure effective governance of risks associated with the Company’s use of information and technology assets and demonstrate effective governance of cybersecurity risk. The CSC is chaired by the CISO, and includes the Company’s Chief Financial Officer, General Counsel, CDIO, and other senior representatives from the Company’s business segments and functions. The CSC meets quarterly to monitor the current risk landscape and active risk reduction efforts. Through this review and monitoring activity, the CSC oversees effective governance of IT Risk Management in the Enterprise IT Portfolio, drives accountability and transparency of control effectiveness, and facilitates risk remediation and mitigation in a coordinated and comprehensive manner.

The CISO has been appointed by the Chief Digital and Information Officer and is responsible for cybersecurity risk management across the Company. The CISO leads a global enterprise security team responsible for enterprise-wide security strategy, architecture, engineering, and operations. The CSC has granted authority to the CISO to pause or stop business processes during the execution of cybersecurity incident response duties if they deem it necessary. The CSC maintains approval authority for the Company’s Enterprise Information Security Policy.

The CISO has over 20 years of technology experience including cybersecurity, infrastructure, architecture, and data and analytics in highly regulated industries including healthcare and aviation and defense. The CISO has an undergraduate degree in Computer Information Systems.

ITEM 2    PROPERTIES

The Company has properties in almost 60 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2025, these properties totaled approximately 23 million square feet of floor space of which 6 million square feet are owned and 17 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3    LEGAL PROCEEDINGS

Gumm v. Molinaroli, et al.

In May 2024, stockholders of Johnson Controls, Inc., filed a putative class action Complaint against Johnson Controls, Inc., certain former officers and directors of Johnson Controls, Inc., and two related entities (Jagara Merger Sub LLC and Johnson Controls International plc) in Wisconsin state court relating to the 2016 merger of Johnson Controls and Tyco (Gumm et al. v. Molinaroli et al., Case No. 30106, filed May 23, 2024 in the Circuit Court for Milwaukee County, Wisconsin). The filing of the state court Complaint follows the dismissal of a related lawsuit originally filed in federal court in 2016, which dismissal was affirmed on appeal in November 2023. On March 28, 2025, the Court dismissed the complaint in its entirety. Plaintiffs have appealed the decision, though the timing of the decision by the court is currently unknown.

Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, self-insured liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3, "Legal Proceedings."

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 14, 2025 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 4, 2026.

Julie Brandt, 51, has served as Vice President and President, Global Commercial & Field Operations since January 2025. Previously, Ms. Brandt served as Vice President and President, Building Solutions, North America from April 2023 until January 2025. Prior to joining Johnson Controls, Ms. Brandt served as Executive Vice President and General Manager, North America Western Region at Otis Worldwide Corp, an elevator and escalator manufacturing, installation and service company, from September 2020 until April 2023. While at Otis, Ms. Brandt also served in roles of increasing responsibility from 2000 until 2020, including Executive Vice President and Chief Transformation Officer, from January 2019 until August 2020 and Managing Director, Hong Kong, Macau and Taiwan, from January 2016 until December 2018. Ms. Brandt has been a Director of United Rentals, an equipment rental company, since January 2025.

John Donofrio, 63, has served as Executive Vice President and General Counsel of the Company since November 2017. He previously served as Vice President, General Counsel and Secretary of Mars, Incorporated, a global food manufacturer from October 2013 to November 2017. Before joining Mars in October 2013, Mr. Donofrio was Executive Vice President, General Counsel and Secretary for The Shaw Group Inc., a global engineering and construction company, from October 2009 until February 2013. Prior to joining Shaw, Mr. Donofrio was Senior Vice President, General Counsel and Chief Compliance Officer at Visteon Corporation, a global automotive supplier, a position he held from 2005 until October 2009.

Todd Grabowski, 55, has served as Vice President and President, Americas, since October 2025. Mr. Grabowski has served in roles of increasing responsibility at Johnson Controls since 1998, including President, Global Data Centers & Applied, from 2024 until 2025, Vice President and General Manager, Applied Equipment and Air Distribution, from 2021 until 2023, Vice President and General Manager, Applied Equipment, Americas, from 2019 until 2020, Vice President and General Manager, Air Handling Systems, Americas, from 2016 until 2018, and General Manager in various roles within the Company’s North America operations from 2011 until 2016.

Richard Lek, 59, has served as Vice President and President, Building Solutions, Europe, Middle East and Africa since November 2024. Mr. Lek has served in roles of increasing responsibility at Johnson Controls since 2002, including Vice President and General Manager, Continental Europe, from March 2023 until November 2024, Chief Operating Officer and Business Transformation Leader Asia Pacific from August 2021 until March 2023, Vice President Business Transformation Global Products from August 2019 until March 2023, and Vice President Business Transformation EMEA/LA from January 2018 until August 2019. Earlier in his career, Mr. Lek held various Vice President and General Manager roles in the Middle East and Africa.

Daniel C. “Skip” McConeghy, 59, has served as Vice President, Chief Accounting and Tax Officer since June 2022. Mr. McConeghy previously served as Vice President, Global Tax from October 2020 until June 2022 and as interim Controller from February 2022 until June 2022. He also served as Vice President, Corporate Tax Planning, from July 2012 through October 2020. Prior to joining Johnson Controls, Mr. McConeghy was a Tax Partner at PricewaterhouseCoopers, from July 1999 through June 2012.

Anu Rathninde, 55, has served as Vice President and President, Building Solutions, Asia Pacific since May 2022. Prior to joining Johnson Controls, Mr. Rathninde served as President, Electrical Distribution Systems and Advanced Safety & User Experience, Asia Pacific at Aptiv plc, and mobility architecture company primarily serving the automotive sector, from November 2021 until May 2022 and as President, Electrical Distribution Systems from May 2016 until November 2021. Prior to joining Aptiv, Mr. Rathninde served as Vice President of the Automotive Products Group at Johnson Electric, manufacturer of electric motors, actuators, motion subsystems and related electro-mechanical components. Earlier in his career, Mr. Rathninde held progressive leadership positions at Aptiv in general management, engineering, business development, strategy and business planning.

Lei Zhang Schlitz, 59, has served as Vice President and President, Global Products & Solutions, since November 2022. Prior to joining Johnson Controls, Ms. Schlitz served as Executive Vice President, Automotive OEM of Illinois Tool Works Inc. (“ITW”), a global manufacturer of a diversified range of industrial products and equipment, from 2019 until October 2022. Prior to serving as Vice President, Automotive OEM, Ms. Schlitz served in various leadership roles at ITW, including Executive Vice President, ITW Food Equipment Segment, from September 2015 until January 2020, Group President, Global Ware-Wash and Refrigeration Businesses and Food Equipment Asia Pacific, from January 2014 until August 2015, Group President, Worldwide Refrigeration & Weigh Wrap Business, from May 2011 until December 2013 and as Vice President, ITW Technology Center from October 2008 until April 2011. Prior to joining ITW, Ms. Schlitz served in roles of increasing responsibility at Siemens Energy & Automation from September 2001 until September 2008 and General Electric from 1998 until September 2001. Ms. Schlitz serves on the Board of Directors for Archer Daniels Midland Company, a leader in human and animal nutrition and agricultural origination and processing.

Chris Scalia, 50, has served as Executive Vice President and Chief Human Resources Officer since July 2025. Prior to joining Johnson Controls, he served in various human resources leadership roles at the Hershey Company, an industry leading snacks company, since 2008, including the Chief Transformation Officer and Chief Human Resources Officer from January 2024 until July 2025, Senior Vice President, Chief Human Resources Officer from December 2019 until February 2024, Vice President, Global Human Resources from March 2018 until December 2019 and Vice President, Chief Talent Officer from November 2014 until March 2018.

Marc Vandiepenbeeck, 47, has served as Executive Vice President and Chief Financial Officer since January 2024. He previously served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America from August 2023 until November 2024. From 2005 until 2023, Mr. Vandiepenbeeck served in roles of increasing responsibility at Johnson Controls, including Vice President, Finance in 2023, Vice President of Finance, Building Solutions North America, from 2021 through 2023, Vice President and Treasurer, from 2019 until 2021 and Treasurer, Asia Pacific, Middle East, Hong Kong/Shanghai and China, from 2012 until 2015.

Joakim Weidemanis, 56, has served as Chief Executive Officer since March 2025. Mr. Weidemanis previously served as Executive Vice President of Danaher Corporation, a leading global life sciences and diagnostics innovator, from 2017 until 2024. Prior to becoming Executive Vice President, Mr. Weidemanis held various management positions within Danaher from 2011 until 2017. Prior to joining Danaher, Mr. Weidemanis served as Head of Product Inspection Division of Mettler Toledo from 2005 until 2011. From 1995 until 2005, Mr. Weidemanis served in various operating and corporate development roles at ABB Ltd.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Number of Record Holders
Title of Class	as of October 31, 2025
Ordinary Shares, $0.01 par value	25,525

The Company and its predecessors has paid a consecutive dividend since 1887, including most recently a dividend of $0.40 per share in the first fiscal quarter of 2026, a $0.03 cent increase over the previous quarterly dividend. The timing, declaration and payment of future dividends to holders of the Company’s ordinary shares will depend upon many factors, including the Company’s financial condition and results of operations, the capital requirements of its businesses, industry practice and any other relevant factors.

In June 2025, the Company's Board of Directors approved a $9.0 billion increase to the Company's share repurchase authorization, adding to the $1.1 billion remaining as of March 31, 2025 under the prior share repurchase authorization approved in 2021. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. On August 7, 2025, the Company entered into accelerated share repurchase transactions (the “ASR Transactions”) to repurchase an aggregate of $5.0 billion (the “Repurchase Price”) of the Company’s ordinary shares (the “Shares”). The ASR Transactions are being completed under the Company’s current share repurchase authorization. Under the terms of the ASR Transactions, on August 11, 2025, the Company paid the Repurchase Price to the Counterparties in exchange for an initial delivery of approximately 43,140,640 Shares. The total number of Shares to be repurchased under the ASR Transactions will be based on volume-weighted average prices of the Shares during the term of the ASR Transactions, less a discount and subject to customary adjustments. The ASR Transactions are scheduled to terminate in the second quarter of fiscal 2026.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/25 - 7/31/25	195,931	$105.15	195,931	$9,753,103,166
8/1/25 - 8/31/25	43,140,640	115.90	43,140,640	4,753,103,166
9/1/25 - 9/30/25	-	-	-	4,753,103,166

During the three months ended September 30, 2025, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

The line graph below compares the cumulative total shareholder return on the Company's ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2020 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep20	Sep21	Sep'22	Sep'23	Sep'24	Sep'25
Johnson Controls International plc	100.00	169.68	125.73	139.18	207.66	299.05
S&P 500 Industrials Index	100.00	128.95	108.44	131.22	178.19	208.74
S&P 500 Index	100.00	130.01	110.11	134.78	180.34	205.33

Total Return to Shareholders
Dollars
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
Sep20
Sep21
Sep'22
Sep'23
Sep'24
Sep'25
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

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space) and energy-management consulting. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, together with its direct channel service and solutions capabilities, to deliver solutions and services addressing distinct and diverse operating environments and regulatory requirements that address customers’ needs in their core missions. On April 1, 2025, the Company, as part of ongoing initiatives to drive simplification, accelerate growth, better reflect its organizational and operational structure and align with the manner in which the Company's chief operating decision maker assesses performance and makes decisions regarding the allocation of resources following portfolio simplification actions, realigned into three reportable segments (Americas, EMEA and APAC) from four reportable segments (Global Products, Building Solutions North America, Building Solutions EMEA/LA and Building Solutions APAC). The Company began reporting under this segment structure on April 1, 2025.

The Company's fiscal year ends on September 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company on a continuing operations basis for the year ended September 30, 2025 and should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

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

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, safe, efficient and sustainable buildings, which are driven in part by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the EU Energy Efficiency Directive, EU Heat Transition, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by an increase in commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. In addition, the increased maturity and adoption of AI and high-performance computing is currently impacting the microchip and data center industry and driving technology innovation, which has led to increased demand for hyperscale and data center cooling solutions that deliver heat management and energy efficiency. The Company seeks to capitalize on these trends to enable delivery of sustainable, high-efficiency products and tailored services to enable customers to achieve their sustainability, heat management and energy efficiency goals. The Company is leveraging its install base, together with data-driven products and services, to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

Certain of our customers, including governmental and institutional customers, have exhibited increased uncertainty regarding future spending decisions due to various political and economic factors, including budget reductions, reprioritization of spending, interest rate fluctuation and economic uncertainty. This uncertainty has and may in the future impact on the Company's ability to predict and forecast the revenue and backlog associated with these customers.

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See Part I, Item 1A, of this Annual Report on Form 10-K for an additional discussion of risks.

Portfolio Simplification Transactions

The Company continues to engage in an ongoing evaluation of its non-core product lines in connection with its objective to be a pure-play provider of comprehensive solutions for commercial buildings. On July 31, 2025, the Company completed the divestiture of its Residential and Light Commercial ("R&LC") HVAC business to Robert Bosch GmbH (“Bosch”) for net cash proceeds of approximately $5.6 billion after tax and transaction-related expenses. The R&LC HVAC business included the Company's North America Ducted business and Johnson Controls-Hitachi Air Conditioning Holding (UK) Ltd., the Company’s global residential joint venture with Hitachi Global Life Solutions, Inc.

Restructuring and Cost Optimization Initiatives

During the fourth quarter of fiscal 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size global operations as a result of previously announced portfolio simplification actions. It is expected that one-time restructuring costs, including severance and other employee termination benefits, contract termination costs, and certain other related cash and non-cash charges, of approximately $400 million will be incurred over the course of fiscal 2025, 2026 and 2027, resulting in expected annual cost savings of approximately $500 million upon full completion of the plan. Restructuring and transformation costs in fiscal 2025 have been material, resulting in savings in 2025 and additional expected savings in fiscal 2026 and 2027. Restructuring costs will be incurred across all segments and Corporate functions. Refer to Note 16, "Restructuring and Related Costs," for an update on the restructuring plan.

FISCAL YEAR 2025 COMPARED TO FISCAL YEAR 2024
Net Sales

	Year Ended September 30,
(in millions)	2025	2024	Change
Net sales	$23,596	$22,952	3%

The increase in net sales was due to higher organic sales ($1,430 million), partially offset by the net impact of acquisitions and divestitures ($786 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 6% over the prior year, driven by growth in Services across all segments as well as growth in Products and Systems, led by the Americas. Refer to the "Segment Analysis" below within Item 7 for a discussion of net sales by segment. Refer to Note 4, "Revenue Recognition," of the notes to consolidated financial statements for further disclosure related to the net sales allocation between products and systems versus services revenue.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2025	2024	Change
Cost of sales	$15,004	$14,875	1%
Gross profit	8,592	8,077	6%
% of sales	36.4%	35.2%

The increase in gross profit was primarily due to margin improvements in Products and Systems and increased volumes for both Products and Systems and Services. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings.

Selling, General and Administrative Expenses

	Year Ended September 30,
(in millions)	2025	2024	Change
Selling, general and administrative expenses	$5,764	$5,661	2%
% of sales	24.4%	24.7%

The increase in selling, general and administrative expenses ("SG&A") was primarily due to higher costs to support operations ($277 million), higher transformation costs ($180 million), and the unfavorable impact of prior year earn-out adjustments ($68 million), partially offset by the net favorable impact of the prior year water systems AFFF settlement and related insurance recoveries ($422 million).

Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings. Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Restructuring and Impairment Costs

	Year Ended September 30,
(in millions)	2025	2024

Goodwill and other intangible asset impairments	$206	$296
Held for sale impairments	—	35
Other impairments	176	36
Restructuring and related costs	164	143
Restructuring and impairment costs	$546	$510

Refer to Note 6, "Property, Plant and Equipment," Note 7, "Goodwill and Other Intangible Assets," and Note 16, "Restructuring and Related Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

	Year Ended September 30,
	2025	2024

Interest expense, net of capitalized interest costs	$227	$381
Other financing charges	22	38
Gain on debt extinguishment	(2)	(25)
Interest income	(19)	(17)
Net foreign exchange on financing activities	91	(35)
Net financing charges	$319	$342

Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's debt.

Income Tax Provision

	Year Ended September 30,
(in millions)	2025	2024
Income tax provision	$245	$111
Effective tax rate	12%	7%

The increase in the effective tax rate was primarily due to non-recurring tax benefits in 2024. Refer to Note 17, "Income Taxes," of the notes to consolidated financial statements for further details.

In October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises ("MNE"), with an annual global revenue exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. The adoption of Pillar One and its potential effective date remain uncertain. Pillar Two requires MNEs with an annual global revenue exceeding €750 million to pay a global minimum tax of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Global Minimum Tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which is applicable to the Company in fiscal 2025. The OECD and governments are continuing to evaluate and adjust the Global Minimum Tax rules through legislative updates, administrative guidance, and adoption by additional countries, which could result in an increase in our effective tax rate.

Income From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2025	2024	Change
Income from discontinued operations, net of tax	$1,789	$489	266%

The increase in income from discontinued operations, net of tax was primarily due to the gain on sale of the R&LC HVAC business. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for further information.

SEGMENT ANALYSIS

The Chief Executive Officer, the Company’s CODM, evaluates the performance of its segments and allocates resources based on two profitability measures, Segment EBITA and Segment EBIT:

•Segment earnings before interest, taxes, and amortization (“EBITA”) represents income from continuing operations, before income taxes and noncontrolling interests, excluding corporate expenses, restructuring and impairment costs, AFFF related settlement costs and insurance recoveries, gains or losses on divestitures, net mark-to-market gains and losses related to pension and post-retirement plans and restricted asbestos investments, net finance charges, and amortization. Segment EBITA is used as a tool to allow the CODM to evaluate the recurring profitability of the segments, including revenues and expenses that are within the operational control of the segments, and excluding the impact of certain non-cash and non-recurring items. Segment EBITA also provides the CODM with performance comparability across periods and for more accurate benchmarking against peer companies that may not have similar historical acquisition activity, by holding constant the impact of significant acquisitions.

•Segment earnings before interest and taxes ("EBIT") represents Segment EBITA, adding back the impact of amortization of intangible assets. Segment EBIT allows the CODM to review profitability, inclusive of the impact of significant acquisition activity, informing the CODM of how the business is integrating key strategic initiatives and generating synergies.

Both EBITA and EBIT are reviewed by the CODM and compared against the profit plan and forecast for the current and prior year. Segment EBITA and Segment EBIT are not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Measures of total assets by reportable segment are not provided to the CODM. Therefore, asset information by segment is not disclosed.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30, 2025
	Americas	EMEA	APAC
Net sales	$15,831	$4,968	$2,797
Cost of sales	9,742	3,228	1,777
Selling, general and administrative expenses	3,206	1,094	548
Equity income (loss)	1	(3)	(4)
Segment EBITA	2,882	649	476
Amortization of intangible assets	356	68	15
Segment EBIT	$2,526	$581	$461

	Year Ended September 30, 2024
	Americas	EMEA	APAC
Net sales	$15,606	$4,620	$2,726
Cost of sales	9,922	3,024	1,692
Selling, general and administrative expenses	3,003	996	558
Equity income (loss)	2	39	(2)
Segment EBITA	2,679	561	478
Amortization of intangible assets	379	80	17
Segment EBIT	$2,300	$481	$461

	Year Ended September 30, 2023
	Americas	EMEA	APAC
Net sales	$14,529	$4,491	$3,311
Cost of sales	9,241	3,035	2,102
Selling, general and administrative expenses	2,945	1,039	602
Equity income (loss)	—	(1)	(2)
Segment EBITA	2,343	418	609
Amortization of intangible assets	337	74	15
Segment EBIT	$2,006	$344	$594

Refer to Note 18, "Segment Information," for a reconciliation of Segment EBITA and Segment EBIT to Income from continuing operations before income taxes.

Net Sales

	Net Sales for the Year Ended September 30,
(in millions)	2025	2024	Change
Americas	$15,831	$15,606	1%
EMEA	4,968	4,620	8%
APAC	2,797	2,726	3%
	$23,596	$22,952	3%

•The increase in Americas was primarily due to organic growth ($1,058 million), partially offset by the impact of divestitures ($799 million) and the unfavorable impact of foreign currency translation ($34 million). Excluding the impact of divestitures and foreign currency translation, sales increased 7%, led by growth in Applied HVAC and Controls.

•The increase in EMEA was primarily due to organic growth ($295 million), favorable foreign currency translation ($40 million), and incremental sales related to the net impact of business acquisitions and divestitures ($13 million). Excluding the impact of business acquisitions, divestitures, and foreign currency translation, sales growth was led by 8% growth in Services.

•The increase in APAC was primarily due to organic growth ($77 million), partially offset by the unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, sales growth was led by 12% growth in Services.

Segment EBITA and Segment EBIT

	Segment EBITA for the Year Ended September 30,			Segment EBIT for the Year Ended September 30
(in millions)	2025	2024	Change	2025	2024	Change
Americas	$2,882	$2,679	8%	$2,526	$2,300	10%
EMEA	649	561	16%	581	481	21%
APAC	476	478	—%	461	461	—%

•The increases for Americas were primarily due to higher margin backlog conversion and volumes, partially offset by the impact of prior year earn-out adjustments.

•The increases in EMEA were primarily driven by productivity improvements and positive mix from the growth in Services.

•APAC was consistent with the prior year as increases in volume were offset by pricing challenges.

Net Sales

	Net Sales for the Year Ended September 30,
(in millions)	2024	2023	Change
Americas	$15,606	$14,529	7%
EMEA	4,620	4,491	3%
APAC	2,726	3,311	(18)%
	$22,952	$22,331	3%

•The increase in Americas was primarily due to organic growth. Excluding the impacts of foreign currency translation and business acquisitions and divestitures, sales growth was led by Commercial and Applied HVAC & Controls, partially offset by declines in Fire & Security and Industrial Refrigeration.

•The increase in EMEA was primarily due to organic growth, including higher prices, and the net impact of business acquisitions and divestitures, partially offset by the negative impact of foreign currency translation. Excluding the impact of foreign currency translation and business acquisitions and divestitures, sales growth was led by growth in Services.

•The decrease in APAC was primarily due to organic sales declines, the negative impact of foreign currency translation and the net impact of business acquisitions and divestitures. Excluding the impact of foreign currency translation and business acquisitions and divestitures, sales decreased as Services growth was more than offset by weakness in the China Systems business.

Segment EBITA and Segment EBIT

	Segment EBITA for the Year Ended September 30,			Segment EBIT for the Year Ended September 30
(in millions)	2024	2023	Change	2024	2023	Change
Americas	$2,679	$2,343	14%	$2,300	$2,006	15%
EMEA	561	418	34%	481	344	40%
APAC	478	609	(22)%	461	594	(22)%

•The increases for Americas were primarily due to higher margin backlog conversion, continued growth in Services and operational efficiencies leading to productivity improvements. A favorable earn-out liability adjustment also contributed to the increase in EBITA and EBIT.

•The increases in EMEA were primarily due to growth in higher margin Services and productivity improvements.

•The decreases for APAC were primarily due to continued weakness in the Systems business in China.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30,
(in millions)	2025	2024	Change

Current assets	$10,162	$11,179	(9)%
Current liabilities	(10,941)	(11,955)	(8)%
Working capital	$(779)	$(776)	—%

Accounts receivable - net	$6,269	$6,051	4%
Inventories	1,820	1,774	3%
Accounts payable	3,614	3,389	7%

Working capital at September 30, 2025 was consistent with September 30, 2024 as decreases in short-term debt and increases in accounts receivable and other current assets were offset by decreases in cash, working capital associated with dispositions and various current liabilities.

Cash Flows

	Year Ended September 30,
(in millions)	2025	2024
Continuing operations
Cash provided by operating activities	$2,554	$1,568
Cash used by investing activities	(412)	(184)
Cash used by financing activities	(6,784)	(1,948)
Discontinued operations
Cash provided by discontinued operations	$4,787	$361
•The increase in cash provided by operating activities reflects higher net income and favorable changes in accounts receivable, partially offset by the timing of accrued income tax payments.

•The increase in cash used by investing activities was primarily due to proceeds from the ADTi divestiture in fiscal 2024, partially offset by the decrease in capital expenditures.

•The increase in cash used by financing activities was primarily due to the Accelerated Share Repurchase Transactions ("ASR Transactions").

•The increase in cash provided by discontinued operations was primarily due to the net proceeds from the sale of the R&LC HVAC business, partially offset by dividends paid.

Capitalization

	September 30,
(in millions)	2025	2024

Short-term debt	$723	$953
Current portion of long-term debt	566	536
Long-term debt	8,591	8,004
Total debt	9,880	9,493
Less: Cash and cash equivalents	379	606
Net debt	$9,501	$8,887

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$12,927	$16,098
Total capitalization (Total debt plus Equity)	22,807	25,591
Net capitalization (Net debt plus Equity)	22,428	24,985

Total debt as a % of Total capitalization	43.3%	37.1%
Net debt as a % of Net capitalization	42.4%	35.6%

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

•Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on debt obligations and maturities. Interest payable on long-term debt outstanding as of September 30, 2025 is $326 million in the twelve months following September 30, 2025 and $3.3 billion thereafter.

•Refer to Note 8, "Leases," of the notes to consolidated financial statements for additional information on lease obligations and maturities.

•The Company received net cash proceeds related to the sale of its R&LC HVAC business of approximately $5.6 billion after tax and transaction-related expenses in connection with the close of the transaction on July 31, 2025. Consistent with its capital allocation policy and pursuant to its previously announced share repurchase authorization, the Company returned the net proceeds of the transaction to shareholders through the $5.0 billion ASR Transactions which were launched in August 2025 and are expected to be completed in the second quarter of fiscal 2026. The total number of the Company’s ordinary shares (the "Shares") to be repurchased under the ASR Transactions will be based on volume-weighted average prices of the Shares during the term of the ASR Transactions, less a discount and subject to customary adjustments.

•As of September 30, 2025, the Company had purchase obligations which were payable in the next twelve months of approximately $2 billion and payable thereafter of approximately $0.2 billion. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent all future expected purchases.

•As of September 30, 2025, the Company expects to contribute $23 million and $162 million to the global pension and postretirement plans in the next twelve months and thereafter, respectively.

•As of September 30, 2025, approximately $4.8 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity and economic environment.

•The Company declared dividends of $1.51 per share in fiscal 2025 and intends to continue paying quarterly dividends in fiscal 2026. The authority to declare and pay dividends is vested in the Board of Directors. The timing, declaration and payment of future dividends to holders of the Company's ordinary shares is determined by the Company's Board of Directors and depends upon many factors, including the Company's financial condition and results of operations, the capital requirements of the Company's businesses, industry practice and any other relevant factors.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $379 million at September 30, 2025, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper markets and bank loan markets. Commercial paper outstanding was $400 million as of September 30, 2025 and $350 million as of September 30, 2024.

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

–The Company has the ability to draw on its syndicated $2.5 billion committed revolving credit facility, which is scheduled to expire in December 2028, and a syndicated $500 million committed revolving credit facility, which is scheduled to expire in December 2025. There were no draws on the facilities as of September 30, 2025.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of September 30, 2025, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa1	Stable

The security ratings set forth above are issued by unaffiliated third-party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of ASC 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2025, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

Co-Issued Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934 with respect to the following unsecured, unsubordinated senior notes (collectively, the "Notes") which were issued by Johnson Controls International plc ("Parent Company") and Tyco Fire & Security Finance S.C.A. (“TFSCA”):

•€500 million aggregate principal amount of 0.375% Senior Notes due September 2027
•€600 million aggregate principal amount of 3.000% Senior Notes due September 2028
•$700 million aggregate principal amount of 5.500% Senior Notes due April 2029
•$625 million aggregate principal amount of 1.750% Senior Notes due September 2030
•$500 million aggregate principal amount of 2.000% Sustainability-Linked Senior Notes due September 2031
•€500 million aggregate principal amount of 1.000% Senior Notes due September 2032
•$650 million aggregate principal amount of 4.900% Senior Notes due December 2032
•€500 million aggregate principal amount of 3.125% Senior Notes due December 2033
•€800 million aggregate principal amount of 4.250% Senior Notes due May 2035

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

The following table presents the net loss attributable to the Parent Company and TFSCA (collectively, the "Obligor Group") and the net loss attributable to intercompany transactions between the Obligor Group and subsidiaries of the Parent Company other than TFSCA (collectively, the "Non-Obligor Subsidiaries") which are excluded from the Net loss attributable to the Obligor Group (in millions):

Year Ended September 30, 2025
Net loss attributable to the Obligor Group	$844
Net loss attributable to intercompany transactions	56

The following table presents summarized balance sheet information as of September 30, 2025 (in millions):

	Obligor Group	Intercompany Balances
Current assets	$2,748	$6,161
Noncurrent assets	243	2,450
Current liabilities	1,585	4,041
Noncurrent liabilities	8,473	22,450	*

*Includes $17 billion of intercompany loans that were canceled as the result of a distribution by a non-obligor subsidiary in October 2025.

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

Revenue Recognition

The Company recognizes revenue from certain long-term contracts on an over-time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. Total estimated costs at completion are based primarily on estimated purchase contract terms, historical performance trends and other economic projections. Factors that may result in a change to these estimates include unforeseen engineering problems, construction delays, cost inflation, the performance of internal labor, subcontractors and major material suppliers, and weather conditions. As a result, changes to the original estimates may be required during the life of the contract. Such estimates are reviewed monthly and any adjustments to the measure of completion are recognized as adjustments to sales and gross profit using the cumulative catch-up method. Estimated losses are recorded when identified.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company performs impairment reviews for its reporting units, which have been determined to be one level below the Company's operating segments, using a qualitative assessment or a quantitative test. A qualitative assessment is performed when prior quantitative assessments have resulted in significant excess of fair value over the carrying value of a reporting unit, and consideration of qualitative factors allow the Company to conclude it is more likely than not that the fair value of the reporting unit remains greater than its carrying value. When performing a quantitative goodwill impairment test, the fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. To estimate the fair value, the Company uses a discounted cash flow model, the guideline company method under the market approach, or estimated sales price for reporting units held for sale. The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations. The key assumptions used in the impairment tests were management's projections of future cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), weighted-average cost of capital, EBITDA multiples, and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit.

Management completed its fiscal 2025 annual impairment test as of July 31, which included a qualitative assessment of all of its reporting units. The Company did not identify any qualitative factors that suggest that it is more likely than not that the fair value of its reporting units is less than their carrying amount, including goodwill, and as such, a quantitative impairment test was not necessary.

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

Refer to Note 7, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the results of goodwill and indefinite-lived intangible assets impairment testing performed in fiscal 2025, 2024, and 2023.

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

In estimating the expected return on plan assets, the Company considers historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions, asset mix and the impact of the active management of the plans’ invested assets. For fiscal 2026, the Company believes the long-term rate of return will approximate 6.65% for U.S. pension plans and 6.04% for non-U.S. pension plans. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a significant remeasurement event. If actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable, however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows. The estimated changes in projected benefit obligation and future ongoing pension expense, excluding any potential mark-to-market adjustments, assuming an increase of 25 basis points in the key assumptions used for the Company's pension plans are immaterial.

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

The Company is subject to laws and regulations relating to protecting the environment. It is difficult to estimate the Company’s ultimate level of liability at many remediation sites due to the large number of other parties that may be involved, the complexity of determining the relative liability among those parties, the uncertainty as to the nature and scope of the investigations and remediation to be conducted, the uncertainty in the application of law and risk assessment, the various choices and costs associated with diverse technologies that may be used in corrective actions at the sites, and the often quite lengthy periods over which eventual remediation may occur. It is possible that technological, regulatory or enforcement developments, the results of additional environmental studies or other factors could change the Company's expectations with respect to future charges and cash outlays, and such changes could be material to the Company's future results of operations, financial condition or cash flows. Nevertheless, the Company does not currently believe that any claims, penalties or costs in addition to the amounts accrued will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements.

Liabilities and expenses for workers' compensation, product, general and auto liabilities are dependent on claims experience. For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. The Company maintains captive insurance companies to manage its insurable liabilities

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries, along with numerous other companies, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The estimated liability and corresponding insurance recovery for pending and future claims and defense costs are based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present values from the time that the costs are expected to be incurred which in some cases is not until 2068 (which is the Company's reasonable best estimate of the actuarial determined time period through which asbestos-related claims will be filed against its affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and its defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims or insurance receivable is warranted.

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

Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

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

The Company reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2025, the Company had a valuation allowance of $6.3 billion for continuing operations, of which $5.9 billion relates to net operating and capital loss carryforwards primarily in France, Ireland, Luxembourg, Mexico, and the United Kingdom for which sustainable taxable income has not been demonstrated; and $0.4 billion for other deferred tax assets.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2025, the Company had recorded a liability of $1.9 billion for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Refer to Note 17, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

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

At September 30, 2025 and 2024, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $214 million and $144 million, respectively.

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

Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries (the "Company") as of September 30, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Certain Contracts with Customers

As described in Notes 1, 2 and 4 to the consolidated financial statements, the Company recognized net sales of $23,596 million from continuing operations and $3,790 million from discontinued operations for the year ended September 30, 2025, of which a majority relates to certain over time and point in time contracts with customers. Revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services is recognized on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and estimated losses are recorded when identified. The Company enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized over time on a straight-line basis over the respective contract term. Revenue associated with the sale of equipment and related installations are generally recognized over time on a cost-to-cost input method, while the revenue for monitoring and maintenance services are recognized over time as services are rendered. In other cases, the Company recognizes revenue at the point in time when control over the goods or services transfers to the customer.

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
November 14, 2025

We have served as the Company’s auditor since 1957.

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2025	2024	2023
Net sales
Products and systems	$16,124	$15,967	$15,789
Services	7,472	6,985	6,542
	23,596	22,952	22,331
Cost of sales
Products and systems	10,543	10,677	10,736
Services	4,461	4,198	3,791
	15,004	14,875	14,527

Gross profit	8,592	8,077	7,804

Selling, general and administrative expenses	5,764	5,661	5,387
Restructuring and impairment costs	546	510	1,049
Net financing charges	319	342	258
Equity income (loss)	6	(42)	3

Income from continuing operations before income taxes	1,969	1,522	1,113

Income tax provision (benefit)	245	111	(468)

Income from continuing operations	1,724	1,411	1,581

Income from discontinued operations, net of tax	1,789	489	452

Net income	3,513	1,900	2,033

Income from continuing operations attributable to noncontrolling interests	3	4	19
Income from discontinued operations attributable to noncontrolling interests	219	191	165

Net income attributable to Johnson Controls	$3,291	$1,705	$1,849

Amounts attributable to Johnson Controls
Income from continuing operations	$1,721	$1,407	$1,562
Income from discontinued operations	1,570	298	287
Net income	$3,291	$1,705	$1,849

Basic earnings per share attributable to Johnson Controls
Continuing operations	$2.64	$2.09	$2.28
Discontinued operations	2.40	0.44	0.42
Total	$5.04	$2.53	$2.70

Diluted earnings per share attributable to Johnson Controls
Continuing operations	$2.63	$2.08	$2.27
Discontinued operations	2.40	0.44	0.42
Total	$5.03	$2.52	$2.69

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2025	2024	2023

Net income	$3,513	$1,900	$2,033

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(502)	39	(84)
Realized and unrealized gains (losses) on derivatives	15	(19)	25
Cumulative currency translation adjustment release	783	—	—
Pension and postretirement plans	(6)	(4)	(1)
Other comprehensive income (loss)	290	16	(60)

Total comprehensive income	3,803	1,916	1,973

Comprehensive income attributable to noncontrolling interests:
Net income	222	195	184

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(37)	25	(15)
Realized and unrealized gains (losses) on derivatives	5	—	(1)
Other comprehensive income (loss)	(32)	25	(16)
Comprehensive income attributable to noncontrolling interests	190	220	168
Comprehensive income attributable to Johnson Controls	$3,613	$1,696	$1,805

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2025	2024

Assets

Cash and cash equivalents	$379	$606
Accounts receivable, less allowance for expected credit losses of $205 and $210, respectively	6,269	6,051
Inventories	1,820	1,774
Current assets held for sale	14	1,595
Other current assets	1,680	1,153
Current assets	10,162	11,179

Property, plant and equipment - net	2,193	2,403
Goodwill	16,633	16,725
Other intangible assets - net	3,613	4,130
Noncurrent assets held for sale	140	3,210
Other noncurrent assets	5,198	5,048
Total assets	$37,939	$42,695

Liabilities and Equity

Short-term debt	$723	$953
Current portion of long-term debt	566	536
Accounts payable	3,614	3,389
Accrued compensation and benefits	1,268	1,048
Deferred revenue	2,470	2,160
Current liabilities held for sale	12	1,431
Other current liabilities	2,288	2,438
Current liabilities	10,941	11,955

Long-term debt	8,591	8,004
Pension and postretirement benefit obligations	211	217
Noncurrent liabilities held for sale	9	405
Other noncurrent liabilities	5,233	4,753
Noncurrent liabilities	14,044	13,379

Commitments and contingencies (Note 20)

Ordinary shares (par value $0.01; 2.0 billion shares authorized; shares issued: 2025 - 641,632,294; 2024 - 692,964,542)	6	7
Ordinary A shares (par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2025 and 2024)	—	—
Preferred shares (par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2025 and 2024)	—	—
Ordinary shares held in treasury, at cost (shares held: 2025 - 30,501,903; 2024 - 30,086,539)	(1,302)	(1,268)
Capital in excess of par value	14,865	17,475
Retained earnings	—	848
Accumulated other comprehensive loss	(642)	(964)
Shareholders’ equity attributable to Johnson Controls	12,927	16,098
Noncontrolling interests	27	1,263
Total equity	12,954	17,361
Total liabilities and equity	$37,939	$42,695

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2025	2024	2023
Operating Activities of Continuing Operations
Income from continuing operations attributable to Johnson Controls	$1,721	$1,407	$1,562
Income from continuing operations attributable to noncontrolling interests	3	4	19
Income from continuing operations	1,724	1,411	1,581
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	865	816	745
Pension and postretirement benefit expense (income)	(10)	(43)	58
Pension and postretirement contributions	(31)	(6)	(48)
Equity in earnings of partially-owned affiliates, net of dividends received	(2)	44	(3)
Deferred income taxes	195	(403)	(602)
Non-cash restructuring and impairment charges	427	411	827
Equity-based compensation expense	140	107	107
Other - net	(26)	(112)	(117)
Changes in assets and liabilities, excluding acquisitions and divestitures:
Accounts receivable	(211)	(537)	(259)
Inventories	(75)	(17)	(58)
Other assets	(581)	(482)	(187)
Restructuring reserves	1	(76)	57
Accounts payable and accrued liabilities	694	645	(85)
Accrued income taxes	(556)	(190)	(160)
Cash provided by operating activities from continuing operations	2,554	1,568	1,856

Investing Activities of Continuing Operations
Capital expenditures	(434)	(494)	(446)
Sale of property, plant and equipment	37	1	30
Acquisition of businesses, net of cash acquired	(10)	(3)	(726)
Business divestitures, net of cash divested	5	345	28
Other - net	(10)	(33)	21
Cash used by investing activities from continuing operations	(412)	(184)	(1,093)

Financing Activities of Continuing Operations
Net proceeds from (repayments of) borrowings with maturities less than three months	38	48	(75)
Proceeds from debt	1,765	1,281	1,173
Repayments of debt	(1,648)	(924)	(1,555)
Stock repurchases and retirements	(5,991)	(1,246)	(625)
Payment of cash dividends	(976)	(1,000)	(980)
Other - net	28	(107)	3
Cash used by financing activities from continuing operations	(6,784)	(1,948)	(2,059)

Discontinued Operations
Cash provided (used) by operating activities	(1,155)	530	365
Cash provided (used) by investing activities	6,546	(37)	(91)
Cash used by financing activities	(604)	(132)	(115)
Cash provided by discontinued operations	4,787	361	159
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(259)	59	(5)
Change in cash, cash equivalents and restricted cash held for sale	(255)	(6)	(5)
Decrease in cash, cash equivalents and restricted cash	(369)	(150)	(1,147)
Cash, cash equivalents and restricted cash at beginning of period	767	917	2,064
Cash, cash equivalents and restricted cash at end of period	398	767	917
Less: Restricted cash	19	161	89
Cash and cash equivalents at end of period	$379	$606	$828

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity

	Year Ended September 30,
(in millions)	2025	2024	2023
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$16,098	$16,545	$16,268

Ordinary Shares
Beginning balance	7	7	7
Repurchases and retirements of ordinary shares	(1)	—	—
Ending balance	6	7	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,268)	(1,240)	(1,203)
Employee equity-based compensation withholding taxes	(34)	(28)	(37)
Ending balance	(1,302)	(1,268)	(1,240)

Capital in Excess of Par Value
Beginning balance	17,475	17,349	17,224
Share-based compensation expense	104	85	85
Repurchases and retirements of ordinary shares	(2,826)	—	—
Other, including options exercised	112	41	40
Ending balance	14,865	17,475	17,349

Retained Earnings
Beginning balance	848	1,384	1,151
Net income attributable to Johnson Controls	3,291	1,705	1,849
Cash dividends declared	(975)	(995)	(991)
Repurchases and retirements of ordinary shares	(3,164)	(1,246)	(625)
Ending balance	—	848	1,384

Accumulated Other Comprehensive Loss
Beginning balance	(964)	(955)	(911)
Other comprehensive gain (loss)	322	(9)	(44)
Ending balance	(642)	(964)	(955)
Ending Balance	12,927	16,098	16,545

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	1,263	1,149	1,134
Comprehensive income attributable to noncontrolling interests	190	220	168
Dividends attributable to noncontrolling interests	(562)	(108)	(152)
Divestiture of noncontrolling interest	(805)	—	—
Other	(59)	2	(1)
Ending Balance	27	1,263	1,149

Total Shareholders' Equity	$12,954	$17,361	$17,694
Cash Dividends Declared per Ordinary Share	$1.51	$1.48	$1.45

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

In July 2025, the Company sold its Residential and Light Commercial ("R&LC") HVAC business, including the North America Ducted business and the global Residential joint venture with Hitachi Global Life Solutions, Inc. ("Hitachi"), of which Johnson Controls owned 60% and Hitachi owned 40%. The R&LC HVAC business, which was previously reported in the Global Products segment prior to the Company's resegmentation, met the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the consolidated financial statements as a discontinued operation. Unless otherwise noted, all activities and amounts reported in the following footnotes relate to the continuing operations of the Company and exclude activities and amounts related to the R&LC HVAC business. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for more information.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is reviewed for impairment during the fourth fiscal quarter (as of July 31) or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units, which have been determined to be one level below the Company's operating segments, using a qualitative assessment or a quantitative test. A qualitative assessment is performed when prior quantitative assessments have resulted in significant excess of fair value over the carrying value of a reporting unit, and consideration of qualitative factors allow the Company to conclude it is more likely than not that the fair value of the reporting unit remains greater than its carrying value. When performing a quantitative goodwill impairment test, the fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. To estimate the fair value, the Company uses a discounted cash flow model, the guideline company method under the market approach, or estimated sales price for reporting units held for sale. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The estimated fair value is then compared to the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

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

Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. In certain geographical areas which have a large number of customers that behave in a similar manner over time, the Company accounts for subscriber system assets and related deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred revenue based on the same month and year of acquisition. Pooled subscriber system assets and related deferred revenue are depreciated using a straight-line method with lives up to 12 years and considering customer attrition. Non-pooled subscriber systems (primarily in Europe, Latin America and Asia) and related deferred revenue are depreciated using a straight-line method with lives up to 15 years, with remaining balances written off upon customer termination.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and primarily included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2025, 2024 and 2023 were $273 million, $267 million and $251 million, respectively.

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

•Expected volatility is based on the historical volatility of the Company's stock corresponding to the expected life as of the grant date.

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

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. Aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in income from continuing operations for the years ended September 30, 2025, 2024 and 2023 were $(95) million, $(10) million and $22 million, respectively.

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

Investments

Investments in debt and equity securities and deferred compensation plan assets are marked-to-market at the end of each accounting period. Unrealized gains and losses are recognized in the consolidated statements of income.

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

Asbestos-Related Contingencies and Insurance Receivables

The Company and certain of its subsidiaries, along with numerous other companies, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The estimated liability and corresponding insurance recovery for pending and future claims and defense costs are based on the Company's historical claim experience, and estimates of the number and resolution cost of potential future claims that may be filed and is discounted to present values from the time that the costs are expected to be incurred which in some cases is not until 2068 (which is the Company's reasonable best estimate of the actuarial determined time period through which asbestos-related claims will be filed against its affiliates). Estimated asbestos-related defense costs are included in the asbestos liability. The Company's legal strategy for resolving claims also impacts these estimates. The Company considers various trends and developments in evaluating the period of time (the look-back period) over which historical claim and settlement experience is used to estimate and value claims reasonably projected to be made through 2068. At least annually, the Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and its defense strategy. The Company also evaluates the recoverability of its insurance receivable on an annual basis. The Company evaluates all of these factors and determines whether a change in the estimate of its liability for pending and future claims or insurance receivable is warranted.

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

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2025, the Company had recorded a liability of $1.9 billion for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, "Disclosure of Supplier Finance Program Obligations," which is intended to enhance the transparency surrounding the use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The Company adopted the new disclosures as required at the beginning of fiscal 2024, other than the rollforward disclosure which was adopted for the annual period ended September 30, 2025.

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

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $835 million and $703 million as of September 30, 2025, and September 30, 2024 respectively. The following table presents the Company's outstanding obligations confirmed as valid related to the SCF programs (in millions):

Year Ended September 30, 2025
Confirmed obligations outstanding at beginning of period	$703
Invoices confirmed during the period	2,249
Confirmed invoices paid during the period	(2,120)
Currency impact	3
Confirmed obligations outstanding at end of period	$835

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company adopted the new annual disclosures as required for fiscal 2025 and will adopt the interim disclosures as required beginning with the first quarter of fiscal 2026. Refer to Note 18, "Segment Information," of the notes to consolidated financial statements for the Company's segment disclosures.

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which is intended to increase the operability of the recognition guidance considering different methods of software development. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40, and instead specify an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). The Company expects to adopt the new guidance as required for fiscal 2029 and is evaluating the impact the new standard will have on its consolidated financial statements.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

2.ACQUISITIONS AND DIVESTITURES

Fiscal 2025

In July 2024, the Company entered into a definitive agreement to sell its Residential and Light Commercial ("R&LC") HVAC business, which includes the North America Ducted businesses and the global Residential joint venture with Hitachi, of which Johnson Controls owns 60% and Hitachi owns 40%. The Company completed the sale of its R&LC HVAC business on July 31, 2025 for proceeds of $5.6 billion, net of cash disposed, after tax and transaction-related expenses. In connection with the sale, the Company recognized a gain, net of transaction and other costs, of $2.7 billion ($1.5 billion after tax) for the year ended September 30, 2025, subject to final post-closing working capital and net debt adjustments, within income from discontinued operations, net of tax, in the consolidated statements of income.

The Company determined that the R&LC HVAC business, which was previously reported in the Global Products segment prior to the Company's resegmentation, met the criteria to be classified as a discontinued operation as it represented a strategic shift in the Company's operations and resulted in the exit of substantially all of its residential and light commercial HVAC businesses. As a result, the R&LC HVAC business was presented in discontinued operations separate from continuing operations for all periods presented.

The Company determined that the assets and liabilities for the R&LC HVAC business met the held for sale criteria during the fourth quarter of 2024 and ceased recording depreciation and amortization for the held for sale assets upon meeting the held for sale criteria.

The major classes of line items constituting income from discounted operations, net, in millions:

	Year Ended September 30,
	2025	2024	2023
Net sales	$3,790	$4,466	$4,462
Cost of goods sold	2,881	3,300	3,295
Gross profit	909	1,166	1,167
Selling, general and administrative expenses	(2,008)	761	794
Restructuring and impairment costs	30	34	15
Net financing charges	5	17	23
Equity income	240	276	262
Income from discontinued operations before income taxes	3,122	630	597
Provision for income taxes on discontinued operations	1,333	141	145
Income from discontinued operations, net of tax	1,789	489	452
Income from discontinued operations attributable to noncontrolling interest, net of tax	219	191	165
Income from discontinued operations	$1,570	$298	$287

The carrying amounts of major classes of assets and liabilities included as part of the R&LC HVAC business discontinued operations and reported as held for sale, were as follows, in millions:

September 30, 2024

Cash	$5
Accounts receivable - net	592
Inventories	876
Other current assets	122
Current assets held for sale	1,595

Property, plant and equipment - net	793
Goodwill	1,182
Other intangible assets - net	96
Investments in partially-owned affiliates	949
Other noncurrent assets	190
Noncurrent assets held for sale	3,210
Total assets classified as held for sale	$4,805

Accounts payable	$917
Accrued compensation and benefits	113
Deferred revenue	84
Other current liabilities	317
Current liabilities held for sale	1,431

Pension and postretirement benefit obligations	28
Other noncurrent liabilities	377
Noncurrent liabilities held for sale	405
Total liabilities classified as held for sale	$1,836

In conjunction with the divestiture, we entered into Transition Services Agreements to provide administrative services to the buyers. The fees for services rendered under each of the Transition Service Agreements were not material to our results of operations.

Fiscal 2024

During fiscal 2024, the Company completed three divestitures, including the divestiture of its Air Distribution Technologies ("ADTi") business which was previously reported in the Global Products segment prior to the Company's resegmentation. The combined selling price, net of cash divested, was $347 million, of which $332 million was received as of September 30, 2024. In connection with the closing of the ADTi transaction, the Company recorded a pre-tax loss of $42 million within selling, general and administrative expenses in the consolidated statements of income. An impairment of $56 million was recorded within restructuring and impairment costs in the consolidated statements of income while the business was classified as held for sale. Net cash proceeds from the divestitures were used for general corporate purposes. The businesses did not meet the criteria to be classified as discontinued operations as the divestitures did not represent a strategic shift that will have a major effect on the Company's operations and financial results.

3.    ASSETS AND LIABILITIES HELD FOR SALE

During the third quarter of fiscal 2025, the Company signed a definitive agreement to sell its ADT Mexico residential security business. The ADT Mexico business, which was reported in the EMEA segment, did not meet the criteria to be classified as discontinued operations as it did not represent a strategic shift in the Company's operations nor result in the exit of substantially all of its residential security businesses.

The Company determined that the assets and liabilities of the ADT Mexico business met the held for sale criteria during the third quarter of 2025. Accordingly, $154 million of assets and $21 million of liabilities associated with the ADT Mexico business were reclassified to held for sale in the consolidated balance sheet at September 30, 2025.

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of September 30, 2025, the estimated fair value less costs to sell of the held for sale business exceeded their carrying value, and therefore, no adjustment was necessary. The transaction closed on October 31, 2025 and the gain on sale, net of transaction and other costs, is still being finalized, but will not be material.

During the year ended September 30, 2023, the Company recorded impairment charges for the Global Retail business of $438 million. The impairment charges were primarily due to reductions in the estimated fair values of the business to be disposed as a result of negotiations with potential buyers and were recorded within restructuring and impairment costs in the consolidated statements of income. During the third quarter of fiscal 2023, the Company concluded that its Global Retail business no longer met the criteria to be classified as held for sale, as it was no longer probable that it would be sold in the next 12 months. The net assets were reclassified to held and used at the lower of fair value or adjusted carrying value, and due to prior period impairment charges recorded, there was no impact to the consolidated statements of income as a result of this reclassification.

4.REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by products and systems versus services revenue (in millions):

	Year Ended September 30,
	2025			2024
	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$11,187	$4,644	$15,831	$11,206	$4,400	$15,606
EMEA	2,977	1,991	4,968	2,789	1,831	4,620
APAC	1,960	837	2,797	1,972	754	2,726
Total	$16,124	$7,472	$23,596	$15,967	$6,985	$22,952

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

		September 30,
	Location of contract balances	2025	2024
Contract assets - current	Accounts receivable - net	$2,178	$1,931
Contract assets - noncurrent	Other noncurrent assets	9	11
Contract liabilities - current	Deferred revenue	2,470	2,160
Contract liabilities - noncurrent	Other noncurrent liabilities	478	252

The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $1.8 billion and $1.7 billion for the years ended September 30, 2025 and 2024, respectively.

Performance Obligations

Performance obligations are satisfied as of a point in time or over time. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $22.7 billion, of which approximately 63% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose construction contracts, which include services to be performed over the building's lifetime, with average initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations for service contracts with an original expected duration of one year or less and contracts that are cancellable without substantial penalty.

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	September 30,
	2025	2024
Other current assets	$327	$265
Other noncurrent assets	249	291
Total	$576	$556

Amortization of costs to obtain or fulfill a contract was $373 million and $312 million during the years ended September 30, 2025 and 2024, respectively.

5.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2025	2024

Raw materials and supplies	$716	$765
Work-in-process	132	130
Finished goods	972	879
Inventories	$1,820	$1,774

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2025	2024

Buildings and improvements	$1,095	$1,033
Subscriber systems	989	973
Machinery and equipment	3,597	3,374
Construction in progress	382	418
Land	47	48
Total property, plant and equipment	6,110	5,846
Less: Accumulated depreciation	(3,917)	(3,443)
Property, plant and equipment - net	$2,193	$2,403

During the fourth quarter of fiscal 2025, the Company determined that a triggering event had occurred for the Americas Retail asset group within the Americas segment, primarily as a result of customer contract terminations and the related impact on demand and forecasted operating results and cash flows. The Company conducted the two-step impairment test required in accordance with ASC 360, "Property, Plant & Equipment" and determined that the carrying amount of the asset group exceeded its fair value. A non-cash impairment charge of $156 million, comprised of $81 million of property, plant, and equipment and $75 million of definite-lived intangible assets, was recorded and is included in restructuring and impairment costs in the consolidated statements of income.

During the fourth quarter of fiscal 2025, the Company determined that a triggering event had also occurred for the Subscriber asset groups within the EMEA segment due to a decline in the market value of the Subscriber business. The Company conducted the two-step impairment test required in accordance with ASC 360, "Property, Plant & Equipment" and determined that the carrying amount of the asset groups exceeded their fair value. A non-cash impairment charge of $184 million, comprised of $94 million of property, plant, and equipment and $90 million of definite-lived intangible assets, was recorded and is included in restructuring and impairment costs in the consolidated statements of income. The Company used a discounted cash flow model to estimate the fair value of the asset group. The primary assumptions and inputs used in the model included estimated proceeds from the disposition of the asset groups, management's internal projections of future cash flows, and the weighted-average cost of capital. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" due to the unobservable inputs used.

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

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	Year Ended September 30, 2025
	Americas	EMEA	APAC	Total
Goodwill	$14,118	$2,409	$1,393	17,920
Accumulated impairment loss	(918)	(277)	—	(1,195)
Balance at beginning of period	13,200	2,132	1,393	16,725
Foreign currency translation and other (1)	(26)	(21)	(45)	(92)
Balance at end of period	$13,174	$2,111	$1,348	$16,633
(1) Includes measurement period adjustments and the allocation of $86 million of goodwill from EMEA to the ADT Mexico residential security business disposal group classified as held for sale. Refer to Note 3, "Assets and Liabilities Held for Sale," of the notes to consolidated financial statements for further information.

	Year Ended September 30, 2024
	Americas	EMEA	APAC	Total
Goodwill	$14,090	$2,302	$1,345	17,737
Accumulated impairment loss	(918)	(47)	—	(965)
Balance at beginning of period	13,172	2,255	1,345	16,772
Impairments	—	(230)	—	(230)
Foreign currency translation and other (1)	28	107	48	183
Balance at end of period	$13,200	$2,132	$1,393	$16,725
(1) Includes measurement period adjustments and the allocation of $21 million of goodwill from the ADTi disposal group classified as held for sale in June 2024 and subsequently divested in July 2024. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for further information.

At April 1, 2025, the Company reallocated goodwill of reporting units impacted by the change in reportable segments described in Note 18, "Segment Information," of the notes to consolidated financial statements and assessed goodwill for impairment. The Company determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at April 1, 2025.

Management completed its fiscal 2025 annual impairment test as of July 31, which included a qualitative assessment of all of its reporting units. The Company did not identify any qualitative factors that suggest that it is more likely than not that the fair value of its reporting units is less than their carrying amount, including goodwill, and as such, a quantitative impairment test was not necessary.

During the third quarter of fiscal 2025, the Company signed a definitive agreement to sell its ADT Mexico residential security business, which resulted in a triggering event to assess the remaining goodwill in the reporting Subscriber reporting unit. The Company performed a quantitative goodwill impairment test of the remaining $174 million of goodwill, and its fair value was slightly in excess of its carrying value. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge as the fair value of this reporting unit approximates its carrying amount. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." As noted in Note 6, "Property, Plant & Equipment", the Company identified a triggering event in the EMEA Subscriber asset groups in the fourth quarter, resulting in an impairment of long-lived asset groups, which has the effect of lowering the carrying value of the Subscriber reporting unit. This reporting unit was previously disclosed as being at risk of impairment in the Company’s Annual Report on Form 10-K for the year-ended September 30, 2024.

During fiscal 2024, the Company determined a triggering event had occurred for one of its reporting units which was previously reported in the Business Solutions EMEA/LA segment due to year-to-date results and projections for the remainder of fiscal

2024 being lower than the forecast used in the previous annual goodwill impairment test, and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $230 million within restructuring and impairment costs in the consolidated statements of income, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Company used a discounted cash flow model to estimate the fair value of the reporting unit. The primary assumptions used in the model were management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate, which are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."

During fiscal 2023, management completed an updated comprehensive review of the Silent-Aire reporting unit, which was previously reported in the Global Products segment. Because actual results were lower than planned and the nearer term forecast was revised to reflect lower margins and earnings, the Company determined a triggering event had occurred and a quantitative test of goodwill for possible impairment was necessary. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $184 million within restructuring and impairment costs in the consolidated statements of income in fiscal 2023, which was determined by comparing the carrying amount of the reporting unit to its fair value. The Company used a discounted cash flow model to estimate the fair value of the Silent-Aire reporting unit. The primary assumptions and inputs used in the model included management's internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" due to the unobservable inputs used. The Silent-Aire reporting unit had no remaining goodwill balance as of September 30, 2023.

There were no other triggering events requiring that an impairment assessment be conducted in fiscal 2025, 2024 or 2023. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

Other Intangible Assets

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	September 30,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,197	$(714)	$483	$1,592	$(955)	$637
Customer relationships	2,026	(1,272)	754	2,632	(1,517)	1,115
Miscellaneous	910	(511)	399	886	(480)	406
	4,133	(2,497)	1,636	5,110	(2,952)	2,158
Indefinite-lived intangible assets
Trademarks/tradenames	1,977	—	1,977	1,972	—	1,972
Total intangible assets	$6,110	$(2,497)	$3,613	$7,082	$(2,952)	$4,130

During the fourth quarter of fiscal 2025, the Company impaired $59 million and $90 million of customer relationships in the Americas segment and EMEA segment, respectively, and $16 million of technology in the Americas segment. Refer to Note 6, "Property, Plant, and Equipment," for additional disclosure regarding impairments in the Americas and EMEA segments.

During the fourth quarter of fiscal 2024, the Company impaired $32 million and $13 million of miscellaneous intangible assets previously reported in the Global Products segment and Building Solutions North America segment, respectively. These non-cash charges were recorded within restructuring and impairment costs in the consolidated statement of income.

There were no impairments of other indefinite-lived intangible assets in any of these years, other than as disclosed above. For all other remaining indefinite-lived intangible assets, the Company estimated fair values were greater than the carrying values, with the exception of two registered trademarks with estimated fair values that were consistent with their carrying values, which totaled $320 million as of July 31, 2025.

Amortization of other intangible assets included within continuing operations for the years ended September 30, 2025, 2024 and 2023 was $439 million, $476 million and $426 million, respectively.

The following table summarizes estimated amortization of existing definite-lived intangible assets as of September 30, 2025 for each of the next five fiscal years (in millions):

2026	$347
2027	323
2028	268
2029	175
2030	172

8.    LEASES

The following table presents the Company’s lease costs (in millions):

	Year Ended September 30,
	2025	2024	2023
Operating lease cost	$381	$374	$365
Variable lease cost	153	170	154
Total lease costs	$534	$544	$519

The following table presents supplemental consolidated statement of financial position information (in millions):

		September 30,
	Location of lease balances	2025	2024
Operating lease right-of-use assets	Other noncurrent assets	$1,347	$1,170
Operating lease liabilities - current	Other current liabilities	226	289
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,084	921

Weighted-average remaining lease term		7 years	7 years
Weighted-average discount rate		4.1%	3.8%

The following table presents supplemental cash flow information related to operating leases (in millions):

	Year Ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$452	$377	$355
Noncash operating lease activity:
Right-of-use assets obtained in exchange for operating lease liabilities	555	354	389

The following table presents future minimum rental payments for operating lease liabilities as of September 30, 2025 (in millions):

2026	$274
2027	306
2028	245
2029	189
2030	132
After 2030	370
Total operating lease payments	1,516
Less: Interest	(206)
Present value of lease payments	$1,310

9.     DEBT AND FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following (in millions):

	September 30,
	2025	2024
Term loans	$320	$603
Commercial paper	400	350
Bank borrowings	3	—
	$723	$953
Weighted average interest rate on short-term debt outstanding	4.5%	4.8%

Long-Term Debt

Long-term debt consisted of the following (in millions):

			September 30,
Issuer	Interest Rate	Due Date	2025	2024
US dollar debt
JCI plc	3.90%	February 2026	$487	$487
TIFSA[1]	3.90%	February 2026	51	51
JCI plc and TFSCA[2]	5.50%	April 2029	700	700
JCI plc and TFSCA[2]	1.75%	September 2030	625	625
JCI plc and TFSCA[2]	2.00%	September 2031	500	500
JCI plc and TFSCA[2]	4.90%	December 2032	650	400
JCI plc	6.00%	January 2036	342	342
JCI inc	6.00%	January 2036	8	8
JCI plc	5.70%	March 2041	190	190
JCI inc	5.70%	March 2041	30	30
JCI plc	5.25%	December 2041	155	155
JCI inc	5.25%	December 2041	6	6
JCI plc	4.625%	July 2044	444	444
JCI inc	4.625%	July 2044	6	6
JCI plc	5.125%	September 2045	246	253
TIFSA[1]	5.125%	September 2045	23	23
JCI plc	6.95%	December 2045	32	32
JCI plc	6.95%	December 2045	4	4
JCI plc	4.50%	February 2047	500	500
JCI plc	4.95%	July 2064	341	341
JCI plc	4.95%	July 2064	15	15

Euro debt
JCI plc	1.375%	February 2025	—	472
TIFSA[1]	1.375%	February 2025	—	60
JCI plc	EURIBOR plus 0.75%	April 2027	176	—
JCI plc and TFSCA[2]	0.375%	September 2027	587	559
JCI plc and TFSCA[2]	3.00%	September 2028	704	670
JCI plc and TFSCA[2]	1.00%	September 2032	587	559
JCI plc and TFSCA[2]	3.125%	December 2033	587	—
JCI plc and TFSCA[2]	4.25%	May 2035	939	894

Japanese yen debt
JCI plc	TORF plus 0.40%	September 2027	203	211
Other			57	31
Gross long-term debt			9,195	8,568
Less:
Debt issuance costs			39	38
Net unamortized discount			38	38
Net purchase accounting adjustments			(39)	(48)
			9,157	8,540
Less: Current portion			566	536
Long-term debt			$8,591	$8,004

1 TIFSA = Tyco International Finance S.A.
2 TFSCA = Tyco Fire & Security Finance S.C.A.

The following table presents maturities of long-term debt as of September 30, 2025 (in millions):

2026	$566
2027	972
2028	710
2029	706
2030	631
After 2030	5,610
Total	$9,195

Other

As of September 30, 2025, the Company had two syndicated committed revolving credit facilities including $2.5 billion which is scheduled to expire in December 2028 and $500 million which is scheduled to expire in December 2025. There were no draws on the facilities as of September 30, 2025.

As of September 30, 2025, the Company was in compliance with all financial covenants set forth in its credit agreements and the indentures governing its outstanding notes, and expects to remain in compliance for the foreseeable future.

Total interest paid on both short and long-term debt for the years ended September 30, 2025, 2024 and 2023 was $321 million, $361 million and $288 million, respectively.

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company selectively hedges anticipated transactions that are subject to commodity price risk, primarily using commodity hedge contracts, to minimize overall price risk associated with the Company's purchases of copper and aluminum in cases where commodity price risk cannot be naturally offset or hedged through supply base fixed price contracts. Commodity risks are systematically managed pursuant to policy guidelines. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities.

Under ASC 815, "Derivatives and Hedging," cash flow hedge gains or losses due to changes in fair value are initially recorded as a component of accumulated other comprehensive income ("AOCI") and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. These contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates and commodity prices during the years ended September 30, 2025 and 2024.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume Outstanding as of September 30,
Commodity	2025	2024
Copper	1,950	2,676
Aluminum	703	2,450

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

Fair Value of Derivative Instruments

The following table presents the location and fair values of derivative instruments and hedging activities included in the Company’s consolidated statements of financial position (in millions):

	Derivatives and Hedging Activities Designated as Hedging Instruments		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Other current assets
Foreign currency exchange derivatives	$14	$19	$—	$1
Commodity derivatives	1	2	—	—
Total assets	$15	$21	$—	$1

Other current liabilities
Foreign currency exchange derivatives	$9	$24	$14	$1
Commodity derivatives	1	1	—	—
Long-term debt
Foreign currency denominated debt	3,607	3,424	—	—
Total liabilities	$3,617	$3,449	$14	$1

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

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	Fair Value of Assets		Fair Value of Liabilities
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross amount recognized	$15	$22	$3,631	$3,450
Gross amount eligible for offsetting	(4)	(12)	(4)	(12)
Net amount	$11	$10	$3,627	$3,438

Derivatives Impact on the Statements of Income and Statements of Comprehensive Income

The following table presents the pre-tax gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Year Ended September 30,
	2025	2024	2023
Foreign currency exchange derivatives	$20	$(1)	$(13)
Commodity derivatives	3	5	1
Interest rate swaps	—	(21)	27
Total	$23	$(17)	$15

The following table presents the location and amount of the pre-tax gains (losses) on cash flow hedges reclassified from AOCI into the Company’s consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from AOCI into Income	Year Ended September 30,
		2025	2024	2023
Foreign currency exchange derivatives	Cost of sales	$10	$1	$(4)
Commodity derivatives	Cost of sales	2	—	(8)
Total		$12	$1	$(12)

The following table presents the location and amount of pre-tax gains (losses) on derivatives not designated as hedging instruments recognized in the Company’s consolidated statements of income (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended September 30,
		2025	2024	2023
Foreign currency exchange derivatives	Cost of sales	$(1)	$(5)	$(16)
Foreign currency exchange derivatives	Net financing charges	(92)	43	(103)
Foreign currency exchange derivatives	Selling, general and administrative	(3)	(1)	—
Interest rate swaps	Net financing charges	—	—	1
Total		$(96)	$37	$(118)

The following table presents pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) (in millions):

	Year Ended September 30,
	2025	2024	2023
Net investment hedges	$(159)	$(173)	$(223)

11.    FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Foreign currency exchange derivatives	$14	$—	$14	$—
Commodity derivatives	1	—	1	—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)(1)	73	73	—	—
Exchange traded funds (equity)(1)	217	217	—	—
Total assets	$368	$353	$15	$—
Other current liabilities
Foreign currency exchange derivatives	$23	$—	$23	$—
Commodity derivatives	1	—	1	—
Contingent earn-out liabilities	19	—	—	19
Total liabilities	$43	$—	$24	$19
 (1) Classified as restricted investments for payment of asbestos liabilities. Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for further details.

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

The following table presents the portion of unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at September 30, 2025 and 2024 (in millions):

	Year Ended September 30,
	2025	2024
Deferred compensation plan assets	$5	$10
Investments in exchange traded funds	29	58

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at September 30, 2025 and 2024 was as follows (in billions):

	September 30,
	2025	2024
Public debt	$8.4	$8.1
Other long-term debt	0.5	0.2
Total fair value of long-term debt	$8.9	$8.3

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

12.    STOCK-BASED COMPENSATION

Unless otherwise noted, all activities and amounts reported in this footnote include both continuing operations of the Company and activities and amounts related to the R&LC HVAC business. See Note 2, "Acquisitions and Divestitures" for additional details regarding divestiture of the R&LC HVAC business.

The Johnson Controls International plc 2021 Equity and Incentive Plan authorizes stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Annual awards are typically granted in the first quarter of the fiscal year. As of September 30, 2025, there were 55 million shares of the Company's common stock reserved and 30 million shares available for issuance under the 2021 Equity and Incentive Plan.

The following table summarizes stock-based compensation related charges and benefits (in millions):

	Year Ended September 30,
	2025	2024	2023
Compensation expense	$126	$100	$101
Income tax benefit resulting from share-based compensation arrangements	19	25	25
Tax impact from exercise and vesting of equity settled awards	14	1	7

Substantially all compensation expense is recorded in selling, general and administrative expenses. The Company does not settle stock options granted under share-based payment arrangements in cash.

Restricted (Non-vested) Stock / Units

A summary of non-vested restricted stock awards at September 30, 2025, and changes for the year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to Restriction
Non-vested, September 30, 2024	$59.29	2,904,103
Granted	83.08	1,297,984
Vested	62.59	(1,231,731)
Forfeited	65.78	(423,369)
Non-vested, September 30, 2025	$69.68	2,546,987

At September 30, 2025, the Company had approximately $116 million of total unrecognized compensation cost related to non-vested restricted stock arrangements granted which is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Awards (PSU's)

The following table summarizes the assumptions used in determining the fair value of performance share awards granted:

	Year Ended September 30,
	2025	2024	2023
Risk-free interest rate	4.01%	4.21%	4.04%
Expected volatility of the Company’s stock	28.50%	27.20%	33.50%

A summary of the status of the Company’s non-vested PSU's at September 30, 2025, and changes for the year then ended, is presented below:

	Weighted Average Price	Shares/Units Subject to PSU
Non-vested, September 30, 2024	$71.20	795,633
Granted	97.77	375,308
Vested	90.50	(230,999)
Forfeited	80.05	(27,178)
Non-vested, September 30, 2025	$76.97	912,764

At September 30, 2025, the Company had approximately $46 million of total unrecognized compensation cost related to non-vested performance-based share unit awards which is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Year Ended September 30,
	2025	2024	2023
Expected life of option (years)	5.7	5.7	5.8
Risk-free interest rate	4.07%	3.86%	3.59%
Expected volatility of the Company’s stock	30.20%	29.80%	29.40%
Expected dividend yield on the Company’s stock	1.83%	2.77%	2.10%

A summary of stock option activity at September 30, 2025, and changes for the year then ended, is presented below:

	Weighted Average Option Price	Shares Subject to Option	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2024	$46.51	4,244,782
Granted	82.15	530,251
Exercised	39.99	(2,812,821)
Forfeited or expired	67.00	(66,609)
Outstanding, September 30, 2025	$65.42	1,895,603	8.07	$84
Exercisable, September 30, 2025	$62.05	688,036	7.31	$33

The following table summarizes additional stock option information:

	Year Ended September 30,
	2025	2024	2023
Weighted-average grant-date fair value of options granted	$23.97	$13.74	$18.21
Intrinsic value of options exercised (in millions)	130	22	27

At September 30, 2025, the Company had approximately $12 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.6 years.

13.    EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2025	2024	2023
Income Available to Ordinary Shareholders
Income from continuing operations	$1,721	$1,407	$1,562
Income from discontinued operations	1,570	298	287
Basic and diluted income available to shareholders	$3,291	$1,705	$1,849

Weighted Average Shares Outstanding
Basic weighted average shares outstanding	651.8	673.8	684.3
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2.3	2.2	3.1
Diluted weighted average shares outstanding	654.1	676.0	687.4

Antidilutive Securities
Stock options and unvested restricted stock	0.1	0.3	0.2

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes changes attributable to both continuing and discontinued operations in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30,
	2025	2024	2023

Foreign currency translation adjustments
Balance at beginning of period	$(956)	$(970)	$(901)
Net adjustment for the period	318	14	(69)
Balance at end of period	(638)	(956)	(970)

Realized and unrealized gains (losses) on derivatives
Balance at beginning of period	(4)	15	(11)
Current period changes in fair value	21	(17)	19
Reclassification to income (1)	(12)	(1)	11
Net tax impact	1	(1)	(4)
Balance at end of period	6	(4)	15

Pension and postretirement plans
Balance at beginning of period	(4)	—	1
Reclassification to income	(8)	(5)	(1)
Net tax impact	2	1	—
Balance at end of period	(10)	(4)	—

Accumulated other comprehensive loss, end of period	$(642)	$(964)	$(955)

(1) Refer to Note 10, "Derivative Instruments and Hedging Activities," of the notes to consolidated financial statements for disclosure of the line items in the consolidated statements of income affected by reclassifications from AOCI into income related to derivatives.

15.     PENSION AND RETIREMENT PLANS

Unless otherwise noted, all activities and amounts reported in this footnote include both continuing operations of the Company and activities and amounts related to the R&LC HVAC business. See Note 2, "Acquisitions and Divestitures" for additional details regarding divestiture of the R&LC HVAC business.

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

The following table includes information for pension plans with accumulated benefit obligations ("ABO") in excess of plan assets (in millions):

	September 30,
	2025	2024
Accumulated benefit obligation	$1,758	$331
Fair value of plan assets	1,595	149

The following table includes information for pension plans with projected benefit obligations ("PBO") in excess of plan assets (in millions):

	September 30,
	2025	2024
Projected benefit obligation	$1,806	$344
Fair value of plan assets	1,607	163

The Company contributed $31 million to the defined benefit plans in fiscal 2025 and expects to contribute approximately $21 million in cash in fiscal 2026. None of the contributions made by the Company were voluntary.

Projected benefit payments from the plans as of September 30, 2025 are estimated as follows (in millions):

2026	$259
2027	223
2028	218
2029	216
2030	217
2031 - 2035	1,051

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

The following table includes information for postretirement plans with accumulated postretirement benefit obligations ("APBO") in excess of plan assets (in millions):

	September 30,
	2025	2024
Accumulated postretirement benefit obligation	$48	$56
Fair value of plan assets	24	26

Defined Contribution Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on predetermined percentages of compensation earned by the employee and/or will match a percentage of the employee contributions up to certain limits. Defined contribution plan contributions charged to expense amounted to $192 million, $208 million and $209 million during the years ended September 30, 2025, 2024 and 2023, respectively.

Multiemployer Benefit Plans

The Company contributes to multiemployer benefit plans based on obligations arising from collective bargaining agreements related to certain of its hourly employees in the U.S and Canada. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

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

The Company participates in approximately 245 multiemployer benefit plans, none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2025, 2024 and 2023 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $86 million, $80 million and $67 million to multiemployer benefit plans during the years ended September 30, 2025, 2024 and 2023, respectively.

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

The Company’s plan assets at September 30, 2025 and 2024, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$43	$—	$43	$—

Equity Securities
Large-Cap	19	19	—	—
Small-Cap	19	19	—	—
International - Developed	49	49	—	—
International - Emerging	11	11	—	—

Fixed Income Securities
Government	197	197	—	—
Corporate/Other	706	704	2	—

Total Investments in the Fair Value Hierarchy	1,044	$999	$45	$—

Investments Measured at Net Asset Value(1)
Alternative	193
Real Estate	230

Due to Broker	(19)

Total Plan Assets	$1,448

Non-U.S. Pension

Cash and Cash Equivalents	$18	$18	$—	$—

Equity Securities
Large-Cap	185	5	180	—
International - Developed	91	5	86	—
International - Emerging	7	—	7	—

Fixed Income Securities
Government	685	10	675
Corporate/Other	260	170	90

Hedge Fund	—

Real Estate	4	4

Total Investments in the Fair Value Hierarchy	1,250	$212	$1,038	$—

Real Estate Investments Measured at Net Asset Value(1)	24

Total Plan Assets	$1,274

Postretirement

Cash and Cash Equivalents	$1	$1

Equity Securities - Global	99		99

Total Investments in the Fair Value Hierarchy	100	$1	$99	$—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	75

Total Plan Assets	$175

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$23	$—	$23	$—

Equity Securities
Large-Cap	19	19	—	—
Small-Cap	23	23	—	—
International - Developed	45	45	—	—
International - Emerging	8	8	—	—

Fixed Income Securities
Government	265	265	—	—
Corporate/Other	786	784	2	—

Total Investments in the Fair Value Hierarchy	1,169	$1,144	$25	$—

Investments Measured at Net Asset Value(1)
Alternative	235
Real Estate	266

Due to Broker	(79)

Total Plan Assets	$1,591

Non-U.S. Pension

Cash and Cash Equivalents	$42	$42	$—	$—

Equity Securities

Large-Cap	88	9	79	—
International - Developed	64	10	54	—
International - Emerging	3	—	3	—

Fixed Income Securities
Government	789	26	763	—
Corporate/Other	417	282	135	—

Hedge Fund	22	—	22	—

Real Estate	11	11	—	—

Total Investments in the Fair Value Hierarchy	1,436	$380	$1,056	$—

Real Estate Investments Measured at Net Asset Value(1)	89

Total Plan Assets	$1,525

Postretirement

Cash and Cash Equivalents	$3	$3	$—	$—

Equity Securities - Global	89	—	89	—

Total Investments in the Fair Value Hierarchy	92	$3	$89	$—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	69

Total Plan Assets	$161

(1) The fair value of certain real estate, multi-credit strategy, and alternative investments do not have a readily determinable fair value and require the fund managers to independently arrive at fair value by calculating net asset value ("NAV") per share. In order to calculate NAV per share, the fund managers value the investments using any one, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the investments are updated every quarter.

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

Funded Status

The following table contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2025	2024	2025	2024	2025	2024

Accumulated Benefit Obligation	$1,473	$1,603	$1,335	$1,563	$63	$73

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,603	$1,564	$1,617	$1,473	$73	$77
Service cost	—	—	17	17	—	—
Interest cost	65	79	64	69	3	4
Plan participant contributions	—	—	3	3	1	2
Actuarial loss (gain)	(62)	104	(111)	84	(5)	4
Benefits and settlements paid	(133)	(144)	(96)	(132)	(9)	(13)
Divestitures	—	—	(131)	(5)	—	—
Other	—	—	(3)	2	—	(1)
Currency translation adjustment	—	—	14	106	—	—

Projected benefit obligation at end of year	$1,473	$1,603	$1,374	$1,617	$63	$73

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,591	$1,499	$1,525	$1,388	$161	$144
Actual return on plan assets	(12)	234	(25)	137	20	26
Employer and employee contributions	2	2	32	26	3	4
Benefits and settlements paid	(133)	(144)	(96)	(132)	(9)	(13)
Divestitures	—	—	(168)	—	—	—
Other	—	—	(2)	1	—	—
Currency translation adjustment	—	—	8	105	—	—

Fair value of plan assets at end of year	$1,448	$1,591	$1,274	$1,525	$175	$161

Funded status	$(25)	$(12)	$(100)	$(92)	$112	$88

Amounts recognized in the consolidated statements of financial position consist of:
Other noncurrent assets	$1	$2	$72	$62	$136	$118
Noncurrent assets held for sale	—	—	—	52	—	—
Accrued compensation and benefits	(2)	(2)	(12)	(12)	(2)	(2)
Pension and postretirement benefit obligations	(24)	(12)	(157)	(166)	(22)	(28)
Noncurrent liabilities held for sale	—	—	(3)	(28)	—	—

Net amount recognized	$(25)	$(12)	$(100)	$(92)	$112	$88

Weighted Average Assumptions (1)
Discount rate (2)	4.98%	4.60%	5.17%	4.35%	4.77%	4.50%
Rate of compensation increase	N/A	N/A	2.91%	3.01%	N/A	N/A
Interest crediting rate	N/A	N/A	1.75%	1.58%	N/A	N/A

(1) Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2025 and 2024.

(2) The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-

U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company has elected to utilize a full yield curve approach in the estimation of service and interest components of net periodic benefit cost (credit) for pension and other postretirement for plans that utilize a yield curve approach. The full yield curve approach applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

The fiscal 2025 net actuarial gains related to changes in the projected benefit obligation were primarily the result of the increase in discount rates globally. The fiscal 2024 net actuarial losses related to changes in the projected benefit obligation were primarily the result of the decrease in discount rates globally.

Net Periodic Benefit Cost

The following table contains the components of net periodic benefit costs, which are recorded in selling, general and administrative expenses or cost of sales consistent with the related employees' salaries in the consolidated statements of income (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2025	2024	2023	2025	2024	2023	2025	2024	2023
Components of Net Periodic Benefit Cost (Credit):
Service cost	$—	$—	$—	$17	$17	$16	$—	$—	$—
Interest cost	65	79	78	64	69	68	3	4	4
Expected return on plan assets	(98)	(120)	(131)	(77)	(72)	(77)	(11)	(9)	(9)
Net actuarial (gain) loss	48	(9)	28	(2)	22	86	(14)	(14)	(5)
Settlement loss	—	—	1	(3)	—	6	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(5)	(5)	(4)
Other	—	—	—	1	1	—	—	—	—

Net periodic benefit cost (credit)	$15	$(50)	$(24)	$—	$37	$99	$(27)	$(24)	$(14)

Expense Assumptions:
Discount rate	4.60%	5.48%	5.08%	4.35%	4.72%	4.36%	4.50%	5.42%	4.92%
Expected return on plan assets	6.50%	8.50%	8.25%	5.44%	5.26%	5.02%	6.64%	6.62%	6.64%
Rate of compensation increase	N/A	N/A	N/A	3.01%	2.90%	3.00%	N/A	N/A	N/A
Interest crediting rate	6.00%	6.00%	N/A	1.58%	1.63%	1.69%	N/A	N/A	N/A

16. RESTRUCTURING AND RELATED COSTS

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

The following table summarizes restructuring and related costs (in millions):

Year Ended September 30, 2025

Americas	$51
EMEA	49
APAC	17
Corporate	47
Total	$164

The following table summarizes changes in the reserve under the Company's restructuring plan announced in the fourth quarter of fiscal 2024, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Restructuring and related costs	$100	$40	$24	$164
Utilized—cash	(69)	—	(18)	(87)
Utilized—noncash	—	(40)	—	(40)
Other	8	—	(1)	7
Balance at September 30, 2025	$39	$—	$5	$44

17.    INCOME TAXES

The components of the Company’s income tax provision from continuing operations are as follows (in millions):

	2025	2024	2023
Tax expense at Ireland statutory rate of 12.5%	$246	$190	$139
U.S. state income tax, net of federal benefit	60	42	30
Income subject to the U.S. federal tax rate	117	63	42
Income subject to rates different than the statutory rate	(181)	(204)	44
Reserve and valuation allowance adjustments	14	(139)	(559)
Intellectual property transactions and adjustments	—	—	(176)
Impact of acquisitions and divestitures	—	121	—
Restructuring and impairment costs	(11)	38	12
Income tax provision (benefit)	$245	$111	$(468)
Effective tax rate	12%	7%	(42)%

For fiscal 2025, the effective tax rate for continuing operations was 12% and was lower than the statutory tax rate primarily due to the favorable impact of impairment and restructuring charges and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of tax audit resolutions.

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

The following table summarizes changes in the valuation allowance (in millions):

	2025	2024	2023

Balance at beginning of period	$6,258	$6,279	$5,906
Allowance provision for new operating and other loss carryforwards	134	215	544
Allowance reductions	(136)	(236)	(171)
Balance at end of period	$6,256	$6,258	$6,279

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2025	2024	2023
Beginning balance, October 1	$2,053	$2,158	$2,485
Additions for tax positions related to the current year	62	39	59
Additions for tax positions of prior years	21	53	89
Reductions for tax positions of prior years	(62)	(35)	(23)
Settlements with taxing authorities	(65)	(35)	(6)
Statute closings and audit resolutions	(82)	(127)	(446)
Ending balance, September 30	$1,927	$2,053	$2,158

The following table summarizes tax effected unrecognized tax benefits that, if recognized, would impact the effective tax rate and the related accrued interest, net of tax benefit (in millions):

	September 30,
	2025	2024	2023
Tax effected unrecognized tax benefits that, if recognized, would affect the effective tax rate	$1,427	$1,466	$1,533
Net accrued interest	459	398	329

In the U.S., fiscal years 2019 through 2020 are currently under audit and fiscal years 2017 through 2018 are currently under appeal with the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2016 - 2017; 2019-2020
Germany	2007 - 2021
Mexico	2016; 2018 - 2019
United Kingdom	2014 - 2015; 2018; 2020 - 2021

It is reasonably possible that certain tax examinations and/or tax litigation will conclude within the next twelve months, which could have a material impact on tax expense. Based upon the circumstances surrounding these examinations, the impact is not currently quantifiable.

Other Tax Matters

During fiscal 2025, 2024 and 2023, the Company incurred charges for restructuring and impairment costs of $546 million, $510 million and $1,049 million, which generated tax benefits of $80 million, $26 million and $120 million, respectively.

Impacts of Tax Legislation and Change in Statutory Tax Rates

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law by the president of the United States. It includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both U.S. and non-U.S.), and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The impact on tax expense in the 2025 fiscal year is not material and the Company does not anticipate the OBBB to have a material impact on tax expense in subsequent years.

On December 18, 2023, the president of Ireland signed into law the Finance (No. 2) Bill 2023, which included legislation regarding the implementation of the Pillar Two global minimum tax. The Pillar Two legislation went into effect for the Company’s 2025 fiscal year. The impact on tax expense in the 2025 fiscal year is not material.

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

During fiscal 2025, 2024 and 2023, other tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Selected Income Tax Data

Selected income tax data related to continuing operations were as follows (in millions):

	2025	2024	2023
Components of income (loss) from continuing operations before income taxes:
U.S.	$(309)	$(406)	$(325)
Non-U.S.	2,278	1,928	1,438
Income from continuing operations before income taxes	$1,969	$1,522	$1,113

Components of the provision (benefit) for income taxes:
Current
U.S. federal	$(239)	$330	$(201)
U.S. state	(12)	86	94
Non-U.S.	302	102	289
	51	518	182
Deferred
U.S. federal	385	(299)	(267)
U.S. state	79	(26)	(25)
Non-U.S.	(270)	(82)	(358)
	194	(407)	(650)

Income tax provision (benefit)	$245	$111	$(468)

Income taxes paid (1)	$606	$704	$294

(1) The Company also paid $1.4 billion of taxes related to the operation and disposition of the Residential & Light Commercial HVAC Business, which is reported through Discontinued Operations.

At September 30, 2025 and 2024, the Company recorded within the consolidated statements of financial position in other current assets approximately $562 million and $100 million, respectively, of income tax assets. At September 30, 2025 and 2024, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $176 million and $211 million, respectively, of accrued income tax liabilities.

At September 30, 2025, the Company has not provided U.S. or non-U.S. income taxes on approximately $22.7 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc. The Company is indefinitely reinvested in these basis differences. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reduced, it is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on the outside basis differences.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2025	2024
Other noncurrent assets	$1,777	$1,969
Other noncurrent liabilities	(185)	(301)

Net deferred tax asset	$1,592	$1,668

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2025	2024
Deferred tax assets
Accrued expenses and reserves	$424	$661
Employee and retiree benefits	38	43
Property, plant and equipment	522	729
Net operating loss and other credit carryforwards	6,963	6,628
Research and development	233	219
Intangible assets	137	306
Operating lease liabilities	327	294
Other, net	315	455
	8,959	9,335
Valuation allowances	(6,256)	(6,258)
	2,703	3,077
Deferred tax liabilities
Subsidiaries, joint ventures and partnerships	193	440
Operating lease right-of-use assets	327	294
Other liabilities	591	675
	1,111	1,409

Net deferred tax asset	$1,592	$1,668

At September 30, 2025, the Company had available net operating loss carryforwards of approximately $26.1 billion, of which $15.7 billion will expire at various dates between 2026 and 2045, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2025 of $35 million which will expire in 2029. The valuation allowance, generally, is for loss and credit carryforwards for which realization is uncertain because it is unlikely that the losses and/or credits will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

18.    SEGMENT INFORMATION

On April 1, 2025, the Company, as part of ongoing initiatives to drive simplification, accelerate growth, better reflect its organizational and operational structure and align with the manner in which the Company's chief operating decision maker ("CODM") assesses performance and makes decisions regarding the allocation of resources following portfolio simplification actions, realigned into three reportable segments (Americas, EMEA and APAC).

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

•EMEA, which designs, manufactures sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, residential security (Subscriber business), industrial, data center, institutional, governmental, and marine customers and provides technical services, including data-driven “smart building” solutions, to markets in Europe, the Middle East and Africa.

•APAC, which designs, manufactures, sells, installs, and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, industrial, data center, institutional, and governmental customers and provides technical services, including data-driven “smart building” solutions, to the Asian and Pacific marketplaces.

The Chief Executive Officer, the Company’s CODM, evaluates the performance of its segments and allocates resources based on two profitability measures, Segment EBITA and Segment EBIT:

•Segment earnings before interest, taxes, and amortization (“EBITA”) represents income from continuing operations, before income taxes and noncontrolling interests, excluding corporate expenses, restructuring and impairment costs, AFFF related settlement costs and insurance recoveries, gains or losses on divestitures, net mark-to-market gains and losses related to pension and post-retirement plans and restricted asbestos investments, net finance charges, and amortization. Segment EBITA is used as a tool to allow the CODM to evaluate the recurring profitability of the segments, including revenues and expenses that are within the operational control of the segments, and excluding the impact of certain non-cash and non-recurring items. Segment EBITA also provides the CODM with performance comparability across periods and for more accurate benchmarking against peer companies that may not have similar historical acquisition activity, by holding constant the impact of significant acquisitions.

•Segment earnings before interest and taxes ("EBIT") represents Segment EBITA, adding back the impact of amortization of intangible assets. Segment EBIT allows the CODM to review profitability, inclusive of the impact of significant acquisition activity, informing the CODM of how the business is integrating key strategic initiatives and generating synergies.

Both EBITA and EBIT are reviewed by the CODM and compared against the profit plan and forecast for the current and prior year. Segment EBITA and Segment EBIT are not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Measures of total assets by reportable segment are not provided to the CODM. Therefore, asset information by segment is not disclosed.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30, 2025
	Americas	EMEA	APAC
Net sales	$15,831	$4,968	$2,797
Cost of sales	9,742	3,228	1,777
Selling, general and administrative expenses	3,206	1,094	548
Equity income (loss)	1	(3)	(4)
Segment EBITA	2,882	649	476
Amortization of intangible assets	356	68	15
Segment EBIT	$2,526	$581	$461

	Year Ended September 30, 2024
	Americas	EMEA	APAC
Net sales	$15,606	$4,620	$2,726
Cost of sales	9,922	3,024	1,692
Selling, general and administrative expenses	3,003	996	558
Equity income (loss)	2	39	(2)
Segment EBITA	2,679	561	478
Amortization of intangible assets	379	80	17
Segment EBIT	$2,300	$481	$461

	Year Ended September 30, 2023
	Americas	EMEA	APAC
Net sales	$14,529	$4,491	$3,311
Cost of sales	9,241	3,035	2,102
Selling, general and administrative expenses	2,945	1,039	602
Equity income (loss)	—	(1)	(2)
Segment EBITA	2,343	418	609
Amortization of intangible assets	337	74	15
Segment EBIT	$2,006	$344	$594

A reconciliation of segment EBIT and segment EBITA to consolidated income before income taxes is as follows (in millions):

	Year Ended September 30,
	2025	2024	2023
Segment EBITA	$4,007	$3,718	$3,370
Amortization of intangible assets	439	476	426
Segment EBIT	3,568	3,242	2,944

Corporate expenses	767	490	429
Restructuring and impairment costs	546	510	1,049
Water systems AFFF settlement (1)	—	750	—
Water systems AFFF insurance recoveries (1)	(39)	(367)	—
Net financing charges	319	342	258
Loss on divestiture	—	42	—
Net mark-to-market adjustments	6	(47)	95

Income from continuing operations before income taxes	$1,969	$1,522	$1,113

(1)Refer to Note 20, "Commitments and Contingencies," of the notes to consolidated financial statements for further disclosure related to the water systems AFFF settlement and insurance recoveries.

	Year Ended September 30,
	2025	2024	2023
Depreciation/Amortization
Americas	$490	$528	$528
EMEA	115	132	129
APAC	36	37	43
	641	697	700
Corporate	224	119	45

Total	$865	$816	$745

	Year Ended September 30,
	2025	2024	2023
Capital Expenditures
Americas	$151	$190	$197
EMEA	16	34	51
APAC	109	102	148
	276	326	396
Corporate	158	168	50

Total	$434	$494	$446

In fiscal 2025, 2024 and 2023, no customer exceeded 10% of consolidated net sales.

Geographic Areas

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2025	2024	2023
Net Sales
United States	$13,303	$13,171	$12,408
Other Non-United States	10,293	9,781	9,923

Total	$23,596	$22,952	$22,331

Long-Lived Assets (Year-end)
United States	$1,108	$1,137	$1,277
Other Non-United States	1,085	1,266	1,097

Total	$2,193	$2,403	$2,374

Net sales attributed to geographic locations are based on the location of where the sale originated. Long-lived assets by geographic location consist of net property, plant and equipment.

19.    GUARANTEES

Certain of the Company's subsidiaries at the business segment level guarantee the performance of third-parties and provide financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from the current fiscal year through the completion of such transactions and would typically be triggered in the event of nonperformance. Performance under the guarantees, if required, would not have a material effect on the Company's financial position, results of operations or cash flows.

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. Generally, the Company's warranties require the repair or replacement of defective products within a specified time period from the date of sale. The following table summarizes changes in the total product warranty liability (in millions).

	Year Ended September 30,
	2025	2024
Balance at beginning of period	$122	$91
Accruals for warranties issued during the period	97	85
Settlements made (in cash or in kind) during the period	(99)	(87)
Changes in estimates to pre-existing warranties	—	31
Currency translation	—	2
Balance at end of period	$120	$122

20.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2025	2024

Other current liabilities	$27	$32
Other noncurrent liabilities	160	179
Total reserves for environmental liabilities	$187	$211

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

A substantial portion of the Company's environmental reserves relates to ongoing long-term remediation efforts to address contamination relating to Aqueous Film Forming Foam ("AFFF") containing perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA"), and/or other per- and poly-fluoroalkyl substances ("PFAS") at or near the Tyco Fire Products L.P. (“Tyco Fire Products”) Fire Technology Center ("FTC") located in Marinette, Wisconsin and surrounding areas in the City of Marinette and Town of Peshtigo, Wisconsin, as well as the continued remediation of PFAS, arsenic and other contaminants at the Tyco Fire Products Stanton Street manufacturing facility also located in Marinette, Wisconsin (the “Stanton Street Facility”). Tyco Fire Products has discontinued the production and sale of fluorinated firefighting foams, including AFFF products, and has transitioned to non-fluorinated foam alternatives.

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $7 million at both September 30, 2025 and 2024, respectively.

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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. The WDOJ seeks monetary penalties and an injunction ordering these two subsidiaries to complete a site investigation and cleanup of PFAS contamination in accordance with the WDNR's requests. The parties have completed briefing of summary judgment and pretrial motions. The Court has continued the trial previously scheduled for March 3, 2025 and has not yet set a new trial date. The parties are actively working toward the finalization of a settlement to resolve the matter.

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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 280 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 36 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 49 pending putative class actions in federal courts originating from 20 states and territories. All of these cases have been direct-filed in or transferred to the MDL. In addition, seven proposed class actions were filed in Canada (British Columbia, Manitoba, Quebec and Ontario), which name Tyco Fire Products and other manufacturers as defendants, on behalf of various classes of members (including individuals and government entities) who seek to recover for remediation (past and future) costs, claim property or other environmental damages, or claim personal injuries or other harms arising from alleged exposure to or contamination with PFAS or PFAS-containing products (including AFFF).

AFFF Individual or Mass Actions

There are more than 12,400 individual or “mass” actions pending that were filed in state or federal courts originating from 53 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The Company is currently unable to determine a precise count of personal injury claimants currently pending. The vast majority of these matters have been tagged for transfer to, transferred to, or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are or will be proceeding in state courts, including actions in Arizona, Illinois and Washington.

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

In addition, an affiliate of the Company has been named with other manufacturers as a third party by the Canadian Federal Government who is seeking contribution and indemnity in respect of a single-plaintiff action filed in Ontario relating to alleged PFAS and benzene contamination of a private well from the use of AFFF in firefighting training.

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

In October 2022, the Red Cliff Band of Lake Superior Chippewa Indians (a federally recognized tribe) filed a lawsuit in the United States District Court for the Western District of Wisconsin against a number of manufacturers, including affiliates of the Company, with respect to PFAS contamination allegedly resulting from the use and disposal of AFFF at Duluth Air National Guard Base in Duluth, Minnesota. This case has been transferred to the MDL.

In July 2023, the Fond du Lac Band of Lake Superior Chippewa (a federally recognized tribe) direct-filed a lawsuit in the MDL against a number of manufacturers, including affiliates of the Company, with respect to PFAS contamination allegedly resulting from the use and disposal of AFFF at Duluth Air National Guard Base in Duluth, Minnesota.

In September 2025, the Leech Lake Band of Ojibwe (one of six federally recognized sovereign bands that make up the federally recognized Minnesota Chippewa Tribe) filed a lawsuit in Minnesota state court against a number of manufacturers, including affiliates of the Company, with respect to PFAS contamination allegedly resulting from, among other things, the alleged use and disposal of AFFF on and near the Band’s property. This case has been transferred to the MDL.

Four AFFF property damage proceedings have been filed in Belgium against numerous defendants, including an affiliate of the Company. The cases are currently on hold pending efforts to dismiss the proceedings.

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin. The Company has reached settlements with certain insurers and remains in discussions and litigation with the remaining carriers. The Company is unable to predict the amount and timing of any future recoveries under its insurance policies with the remaining carriers. The insurance litigation involves numerous factual and legal issues. There are numerous factual and legal issues to be resolved in connection with these claims. The Company is presently unable to predict the outcome or ultimate financial exposure beyond the water systems AFFF settlement discussed above, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2025	2024
Other current liabilities	$58	$58
Other noncurrent liabilities	329	350
Total asbestos-related liabilities	387	408
Other current assets	13	14
Other noncurrent assets	326	320
Total asbestos-related assets	339	334
Net asbestos-related liabilities	$48	$74

The following table presents the components of asbestos-related assets (in millions):

	September 30,
	2025	2024
Restricted
Cash	$5	$6
Investments	290	281
Total restricted assets	295	287
Insurance receivables for asbestos-related liabilities	44	47
Total asbestos-related assets	$339	$334

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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2025	2024
Other current liabilities	$87	$92
Accrued compensation and benefits	38	20
Other noncurrent liabilities	289	239
Total self-insured liabilities	$414	$351

The following table presents the location and amount of insurance receivables in the Company's consolidated statements of financial position (in millions):

	September 30,
	2025	2024
Other current assets	$4	$5
Other noncurrent assets	13	13
Total insurance receivables	$17	$18

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

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2025. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2025, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of September 30, 2025 as stated in its report which is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

(b) Officer Rule 10b5-1 Plan

During the three months ended September 30, 2025, except as provided below, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Nathan Manning Rule 10b5-1 Plan

On September 12, 2025 and prior to his departure from the Company, Nathan Manning, the Company's then-serving Vice President and President, Americas, entered into a Rule 10b5-1 trading arrangement (the "Manning 10b5-1 Plan") during the Company's fiscal fourth quarter open trading window. The Manning 10b5-1 Plan is intended to satisfy the Rule 10b5-1 affirmative defense and contemplates the sale of 10,123 ordinary shares of Company stock previously issued upon the vesting of restricted stock unit awards and the sale of 20,576 ordinary shares of Company stock issuable upon the exercise of option awards. The shares are expected to be sold in regular intervals between the plan’s start date and termination date. The Manning

10b5-1 Plan is expected to become effective on or about February 5, 2026 and is scheduled to terminate upon the earlier of the sale of all shares contemplated under the Manning 10b5-1 Plan or November 7, 2026.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2025) for its annual meeting to be held on March 4, 2026, are incorporated by reference in this Form 10-K.

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of shareholders to be held on March 4, 2026 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, “Committees of the Board - Audit Committee”, and “Delinquent Section 16(a) Reports” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

Code of Ethics

Johnson Controls has adopted a code of ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as Values First, The Johnson Controls Code of Ethics. The Code of Ethics is available on the Company’s website at valuesfirst.johnsoncontrols.com. The Company posts any amendments to or waivers of its Code of Ethics (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics may be obtained in print without charge upon written request by any stockholder to the office of the Company at One Albert Quay, Cork, Ireland.

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

The following table provides information about the Company's equity compensation plans as of September 30, 2025:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	1,895,603	$65.42	26,952,544
Equity compensation plans not approved by shareholders	—	—	—
Total	1,895,603	$65.42	26,952,544

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Johnson Controls Proxy Statement set forth under the captions “Committees of the Board,” “Governance of the Company - Director Independence,” and “Governance of the Company - Other Directorships, Conflicts and Related Party Transactions,” is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2.1
Stock and Asset Purchase Agreement, dated as of July 23, 2024, by and between Johnson Controls International plc and Robert Bosch GmbH (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed July 26, 2024)

3.1
Memorandum and Articles of Association of Johnson Controls International plc, as amended by special resolutions dated September 8, 2014, August 17, 2016 and March 7, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)

4.1
Indenture, dated December 28, 2016, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.2
First Supplemental Indenture, dated December 28, 2016, between Johnson Controls International plc, and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent for the New Euro Notes attaching forms of 2.355% Senior Notes due 2017 (retired; no longer outstanding), 7.125% Senior Notes due 2017 (retired; no longer outstanding), 1.400% Senior Notes due 2017 (retired; no longer outstanding), 3.750% Notes due 2018 (retired; no longer outstanding), 5.000% Senior Notes due 2020 (retired; no longer outstanding), 4.25% Senior Notes due 2021 (retired; no longer outstanding), 3.750% Senior Notes due 2021 (retired; no longer outstanding), 3.625% Senior Notes due 2024 (retired; no longer outstanding), 6.000% Notes due 2036, 5.70% Senior Notes due 2041, 5.250% Senior Notes due 2041, 4.625% Senior Notes due 2044, 6.950% Debentures due December 1, 2045, 4.950% Senior Notes due 2064, 4.625% Notes due 2023, 1.375% Notes due 2025 (retired; no longer outstanding), 3.900% Notes due 2026, and 5.125% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.3
Second Supplemental Indenture, dated February 7, 2017, between Johnson Controls International plc and U.S. Bank National Association, as trustee, attaching form of 4.500% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2017)

4.4
Fifth Supplemental Indenture, dated September 11, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 11, 2020)

4.5
Sixth Supplemental Indenture, dated September 15, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent, attaching forms of the 0.375% Senior Notes due 2027 and the 1.000% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 15, 2020)

4.6
Seventh Supplemental Indenture, dated September 16, 2021, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 2.000% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 16, 2021)

4.7
Eighth Supplemental Indenture, dated as of September 7, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent attaching form of the 3.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 7, 2022)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

4.8
Ninth Supplemental Indenture, dated as of September 14, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the 4.900% Senior Notes due 2032). (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 14, 2022)

4.9
Tenth Supplemental Indenture, dated as of May 23, 2023, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent (attaching form of the 4.250% Senior Notes due 2035).(incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 23, 2023)

4.10
Eleventh Supplemental Indenture, dated as of April 19, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the 5.500% Senior Notes due 2029).(incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 19,2024)

4.11
Twelfth Supplemental Indenture, dated as of December 10, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of 4.900% Senior Notes due 2032) (incorporated by reference to Exhibit 4.3 to registrant’s Current Report on Form 8-K filed on December 10, 2024).

4.12
Thirteenth Supplemental Indenture, dated as of December 11, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Europe DAC, as paying agent (attaching form of 3.125% Senior Notes due 2033) (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K filed on December 11, 2024).

4.13	Description of the Ordinary Shares of Johnson Controls International plc (filed herewith)

4.14	Description of the Johnson Controls International plc Notes (filed herewith)

4.15	Description of the Johnson Controls International plc and Tyco Fire & Security Finance S.C.A. Notes (filed herewith)

4.16	Miscellaneous long-term debt agreements and financing leases with banks and other creditors and debenture indentures.*

4.17	Miscellaneous industrial development bond long-term debt issues and related loan agreements and leases.*

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

10.3
Form of Indemnification Agreement between Tyco Fire & Security (US) Management, LLC and certain directors and officers of Johnson Controls International plc (incorporated by reference to Exhibit 10.8 of the registrants Annual Report on Form 10-K filed on December 14, 2023)

10.4
Johnson Controls International plc 2012 Share and Incentive Plan, amended and restated as of March 8, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 4, 2017)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title
10.5	Johnson Controls International plc 2021 Equity and Incentive Plan, as amended and restated as of September 10, 2025 (filed herewith)**

10.6	Johnson Controls International plc Severance and Change in Control Policy for Officers, amended and restated September 10, 2025 (filed herewith)**

10.7
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated March 11, 2021 (Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.8
Johnson Controls International plc Senior Executive Deferred Compensation Plan, as amended and restated effective March 11, 2021 (Incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.9
Johnson Controls International plc Retirement Restoration Plan, as amended and restated March 11, 2021 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.10
Tyco Supplemental Savings and Retirement Plan as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.11
Letter Agreement between Johnson Controls International plc and George R. Oliver dated December 8, 2017 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2017)**

10.12
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing December 6, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed February 1, 2019)**

10.13
Form of Option/SAR Award for Executive Officers (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 21, 2019)**

10.14
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing on September 2, 2016 (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed on November 23, 2016)**

10.15
Restrictive covenants applicable to equity award agreements beginning December 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on January 31, 2020)**

10.16
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

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

10.19
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 1, 2023)**

10.20
Form of terms and conditions for Option / SAR Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on January 30, 2024)**

10.21	Restrictive covenants applicable to equity award agreements beginning March 2024 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 1, 2024)**

10.22
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2026 (filed herewith)**

10.23
Employment Transition Agreement, dated February 5, 2025, between the Company and Mr. Oliver (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on February 5, 2025)**

19.1	Johnson Controls International plc Insider Trading Policy, effective September 10, 2025 (filed herewith)

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

22.1	Co-Issuer of Debt Securities (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97
Johnson Controls International plc Executive Compensation Recoupment Policy effective October 2, 2023 (incorporated by reference to Exhibit 97 of the registrant's Annual Report on Form 10-K filed on December 14, 2023)**

101	Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2025 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements (filed herewith), and (vii) the information included in Part I, Item 1C, Part II, Item 9B(b) and Part III, Item 10

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101) (filed herewith)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls International plc and its subsidiaries on a consolidated basis. Johnson Controls International plc agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer

Date:	November 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 14, 2025, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Joakim Weidemanis Joakim Weidemanis Chief Executive Officer (Principal Executive Officer)	/s/ Marc Vandiepenbeeck Marc Vandiepenbeeck Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel C. McConeghy Daniel C. McConeghy Vice President and Chief Accounting and Tax Officer (Principal Accounting Officer)	/s/ Timothy M. Archer Timothy M. Archer Director

/s/ Jean Blackwell Jean Blackwell Director	/s/ Pierre Cohade Pierre Cohade Director

/s/ Patrick K. Decker Patrick K. Decker Director	/s/ W. Roy Dunbar W. Roy Dunbar Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty Director	/s/ Ayesha Khanna Ayesha Khanna Director

/s/ Seetarama Kotagiri Seetarama Kotagiri Director	/s/ Jürgen Tinggren Jürgen Tinggren Director

/s/ Mark P. Vergnano Mark P. Vergnano Chairman and Director	/s/ John D. Young John D. Young Director