Form 10-Q
period 2025-12-31
Johnson Controls International plc
filed 2026-02-04
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at December 31, 2025
Ordinary Shares, $0.01 par value per share	612,004,462

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2025	2024
Net sales
Products and systems	$3,892	$3,685
Services	1,905	1,741
	5,797	5,426
Cost of sales
Products and systems	2,648	2,456
Services	1,075	1,044
	3,723	3,500

Gross profit	2,074	1,926

Selling, general and administrative expenses	1,221	1,399
Restructuring and impairment costs	87	33
Net financing charges	59	86
Equity income	1	—

Income from continuing operations before income taxes	708	408

Income tax provision	152	47

Income from continuing operations	556	361

Income (loss) from discontinued operations, net of tax	(31)	90

Net income	525	451

Income (loss) attributable to noncontrolling interests
Continuing operations	1	(2)
Discontinued operations	—	34

Net income attributable to Johnson Controls	$524	$419

Income (loss) attributable to Johnson Controls
Continuing operations	$555	$363
Discontinued operations	(31)	56
Total	$524	$419

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.91	$0.55
Discontinued operations	(0.05)	0.08
Total	$0.86	$0.63

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.90	$0.55
Discontinued operations	(0.05)	0.08
Total	$0.85	$0.63

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended December 31,
	2025	2024

Net income	$525	$451

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6	(146)
Other	6	11
Other comprehensive income (loss)	12	(135)

Total comprehensive income	537	316

Comprehensive income (loss) attributable to noncontrolling interests	2	(23)

Comprehensive income attributable to Johnson Controls	$535	$339

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	December 31, 2025	September 30, 2025
Assets

Cash and cash equivalents	$552	$379
Accounts receivable, less allowance for expected credit losses of $177 and $205, respectively	6,190	6,269
Inventories	1,932	1,820
Current assets held for sale	20	14
Other current assets	1,747	1,680
Current assets	10,441	10,162

Property, plant and equipment - net	2,130	2,193
Goodwill	16,610	16,633
Other intangible assets - net	3,550	3,613
Noncurrent assets held for sale	109	140
Other noncurrent assets	5,143	5,198
Total assets	$37,983	$37,939

Liabilities and Equity

Short-term debt	$436	$723
Current portion of long-term debt	568	566
Accounts payable	3,614	3,614
Accrued compensation and benefits	891	1,268
Deferred revenue	2,542	2,470
Current liabilities held for sale	13	12
Other current liabilities	2,437	2,288
Current liabilities	10,501	10,941

Long-term debt	8,701	8,591
Pension and postretirement benefit obligations	201	211
Noncurrent liabilities held for sale	14	9
Other noncurrent liabilities	5,333	5,233
Noncurrent liabilities	14,249	14,044

Commitments and contingencies (Note 18)

Ordinary shares, $0.01 par value	6	6
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,351)	(1,302)
Capital in excess of par value	14,902	14,865
Retained earnings	278	—
Accumulated other comprehensive loss	(631)	(642)
Shareholders’ equity attributable to Johnson Controls	13,204	12,927
Noncontrolling interests	29	27
Total equity	13,233	12,954
Total liabilities and equity	$37,983	$37,939

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Three Months Ended December 31,
	2025	2024
Operating Activities of Continuing Operations
Income (loss) from continuing operations:
Attributable to Johnson Controls	$555	$363
Attributable to noncontrolling interests	1	(2)
Total	556	361
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	164	193
Pension and postretirement benefits	(12)	(16)
Deferred income taxes	21	(54)
Noncash restructuring and impairment charges	60	8
Equity-based compensation	34	28
Gain on business divestiture	(70)	—
Other - net	1	8
Changes in assets and liabilities:
Accounts receivable	71	284
Inventories	(112)	(15)
Other assets	88	(171)
Restructuring reserves	(3)	2
Accounts payable and accrued liabilities	(175)	(407)
Accrued income taxes	(12)	28
Cash provided by operating activities from continuing operations	611	249

Investing Activities of Continuing Operations
Capital expenditures	(80)	(116)
Divestiture of business, net of cash divested	207	—
Other - net	(37)	11
Cash provided (used) by investing activities from continuing operations	90	(105)

Financing Activities of Continuing Operations
Net proceeds (payments) from borrowings with maturities less than three months	(186)	12
Proceeds from debt	116	1,369
Repayments of debt	(101)	(594)
Stock repurchases and retirements	—	(330)
Payment of cash dividends	(245)	(245)
Employee equity-based compensation withholding taxes	(49)	(29)
Other - net	1	18
Cash provided (used) by financing activities from continuing operations	(464)	201

Discontinued Operations
Cash used by operating activities	(67)	(2)
Cash used by investing activities	—	(10)
Cash used by discontinued operations	(67)	(12)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	154
Change in cash, cash equivalents and restricted cash held for sale	—	4
Increase in cash, cash equivalents and restricted cash	175	491
Cash, cash equivalents and restricted cash at beginning of period	398	767
Cash, cash equivalents and restricted cash at end of period	573	1,258
Less: Restricted cash	21	21
Cash and cash equivalents at end of period	$552	$1,237
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended December 31,
	2025	2024
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$12,927	$16,098

Ordinary Shares - Beginning and ending balance	6	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,302)	(1,268)
Employee equity-based compensation withholding taxes	(49)	(29)
Ending balance	(1,351)	(1,297)

Capital in Excess of Par Value
Beginning balance	14,865	17,475
Share-based compensation expense	29	24
Other, including options exercised	8	44
Ending balance	14,902	17,543

Retained Earnings
Beginning balance	—	848
Net income attributable to Johnson Controls	524	419
Cash dividends declared	(246)	(246)
Repurchases and retirements of ordinary shares	—	(330)
Ending balance	278	691

Accumulated Other Comprehensive Loss
Beginning balance	(642)	(964)
Other comprehensive income (loss)	11	(80)
Ending balance	(631)	(1,044)
Ending Balance	13,204	15,900

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	27	1,263
Comprehensive income (loss)	2	(23)
Dividends	—	(13)
Other	—	3
Ending Balance	29	1,230

Total Shareholders' Equity	$13,233	$17,130
Cash Dividends Declared per Ordinary Share	$0.40	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 14, 2025. The results of operations for the three month period ended December 31, 2025 is not necessarily indicative of results for the Company’s 2026 fiscal year because of seasonal and other factors.

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

Nature of Operations

Johnson Controls International plc, headquartered in Cork, Ireland, a global technology leader in energy efficiency, decarbonization, thermal management and mission-critical performance, helps customers use energy more productively, reduce carbon emissions, and operate with the precision and resilience required in rapidly expanding industries such as data centers, healthcare, pharmaceuticals, advanced manufacturing, and higher education.
The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space) and energy-management consulting. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, together with its direct channel capabilities, to deliver solutions and services addressing distinct and diverse operating environments and regulatory requirements that address customers’ needs in their core missions.

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

Prior Period Revision – Statement of Cash Flows

Amounts reported as "Repayments of debt" and "Proceeds from debt" have been revised for certain short-term debt transactions that occurred in the three months ended December 31, 2024 and were incorrectly presented on a net basis within the financing activities section of the consolidated statements of cash flows. A similar revision for the periods ended March 31, 2025 and June 30, 2025 will be included in future Quarterly Reports on Form 10-Q. Cash provided by financing activities and the total increase (decrease) in cash, cash equivalents and restricted cash were unchanged for all affected periods. The Company does not consider the incorrect presentation to be material to any periods impacted.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)

2.      NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company adopted the new annual disclosures as required for fiscal 2025 and the interim disclosures as required in the first quarter of fiscal 2026. Refer to Note 16, "Segment Information," of the notes to consolidated financial statements for the Company's segment disclosures.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
3.     DIVESTITURES

ADT Mexico Security Business

On October 31, 2025, the Company completed the sale of its ADT Mexico Security business for net proceeds of $207 million. In connection with the sale, the Company recognized a pre-tax gain of $70 million within selling, general and administrative expenses in the consolidated statements of income.

The held for sale assets and liabilities in the consolidated balance sheet at September 30, 2025 included $154 million of assets and $21 million of liabilities associated with the ADT Mexico Security business as the Company determined that the held for sale criteria was met in the third quarter of 2025.

Assets and Liabilities Held for Sale

During the first quarter of fiscal 2026, the Company signed a definitive agreement to sell a component of its EMEA Security business and determined that it met the criteria to be classified as held for sale. As the estimated fair value less costs to sell was below its carrying value, the Company recorded non-cash impairment charges of $50 million within restructuring and impairment costs in the consolidated statements of income.

As of December 31, 2025, $106 million of assets and $19 million of liabilities associated with the business were separately presented in the consolidated statements of financial position. The remaining assets and liabilities classified as held for sale as of December 31, 2025 relate to other immaterial disposal groups.

The business did not meet the criteria to be classified as a discontinued operation as the divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial results. The transaction is expected to close in the second quarter of fiscal 2026.

Residential & Light Commercial ("R&LC") HVAC business

In 2024, the Company determined that the R&LC HVAC business, which was previously reported in the Global Products segment, met the criteria to be classified as discontinued operations as it represented a strategic shift in the Company's operations and resulted in the exit of substantially all of its residential and light commercial HVAC businesses. In July 2025, the Company completed the sale of its R&LC HVAC business.

The results of the R&LC HVAC business recorded in income from discontinued operations, net of tax, was a loss of $31 million for the three months ended December 31, 2025 associated with estimated post-closing working capital and net debt adjustments.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
The following table summarizes the results of the R&LC HVAC business which were reported as discontinued operations (in millions) for the three months ended December 31, 2024:

Net sales	$966
Cost of goods sold	731
Gross profit	235
Selling, general and administrative expenses	183
Restructuring and impairment costs	4
Net financing charges	(1)
Equity income	65
Income from discontinued operations before income taxes	114
Provision for income taxes on discontinued operations	24
Income from discontinued operations, net of tax	90
Income from discontinued operations attributable to noncontrolling interest, net of tax	34
Income from discontinued operations	$56
4.     REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended December 31,
	2025			2024
	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$2,640	$1,203	$3,843	$2,536	$1,091	$3,627
EMEA	762	499	1,261	700	457	1,157
APAC	490	203	693	449	193	642

Total	$3,892	$1,905	$5,797	$3,685	$1,741	$5,426

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	December 31, 2025	September 30, 2025
Contract assets - current	Accounts receivable - net	$2,343	$2,178
Contract assets - noncurrent	Other noncurrent assets	6	9
Contract liabilities - current	Deferred revenue	2,542	2,470
Contract liabilities - noncurrent	Other noncurrent liabilities	501	478

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
For the three months ended December 31, 2025 and 2024, the Company recognized revenue of $1,004 million and $878 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year.

Performance Obligations

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $24.5 billion, of which approximately 65% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose construction contracts, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations of service contracts with a duration of one year or less and open purchase orders from the indirect third-party sales channel that have a short cycle time (generally 60 days or less).

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	December 31, 2025	September 30, 2025
Other current assets	$320	$327
Other noncurrent assets	233	249
Total	$553	$576

Amortization of costs to obtain or fulfill a contract was $102 million and $84 million during the three months ended December 31, 2025 and 2024, respectively.

5.     INVENTORIES

Inventories consisted of the following (in millions):

	December 31, 2025	September 30, 2025

Raw materials and supplies	$797	$716
Work-in-process	138	132
Finished goods	997	972
Inventories	$1,932	$1,820

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reportable segments (in millions):

	Three Months Ended December 31, 2025
	Americas	EMEA	APAC	Total
Goodwill	$14,092	$2,388	$1,348	$17,828
Accumulated impairment loss	(918)	(277)	—	(1,195)
Balance at beginning of period	13,174	2,111	1,348	16,633
Foreign currency translation and other (1)	20	(41)	(2)	(23)
Balance at end of period	$13,194	$2,070	$1,346	$16,610
(1) Includes the allocation of $38 million of goodwill from an EMEA reporting unit to the disposal group classified as held for sale. Refer to Note 3, "Divestitures" of the notes to the consolidated financial statements for further information.

Other intangible assets, primarily from business acquisitions, consisted of (in millions):

	December 31, 2025			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,204	$(741)	$463	$1,197	$(714)	$483
Customer relationships	2,023	(1,312)	711	2,026	(1,272)	754
Miscellaneous	936	(535)	401	910	(511)	399
	4,163	(2,588)	1,575	4,133	(2,497)	1,636
Indefinite-lived intangible assets
Trademarks/trade names	1,975	—	1,975	1,977	—	1,977
Total intangible assets	$6,138	$(2,588)	$3,550	$6,110	$(2,497)	$3,613

Amortization of other intangible assets included within continuing operations for the three months ended December 31, 2025 and 2024 was $87 million and $120 million, respectively.

7.    SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table presents supplemental noncash operating lease activity (in millions):

	Three Months Ended December 31,
	2025	2024
Right-of-use assets obtained in exchange for operating lease liabilities	$104	$130

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
8.    SUPPLY CHAIN FINANCING

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

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $910 million and $835 million as of December 31, 2025 and September 30, 2025, respectively.

9.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	December 31, 2025	September 30, 2025
Commercial paper	$200	$400
Term loans	236	320
Bank borrowings	—	3
	$436	$723
Weighted average interest rate on short-term debt outstanding	4.3%	4.5%

As of December 31, 2025, the Company had an outstanding syndicated committed revolving credit facility of $2.5 billion which is scheduled to expire in December 2028. There were no draws on the facility as of December 31, 2025.

The following table presents the Company's net financing charges (in millions):

	Three Months Ended December 31,
(in millions)	2025	2024

Interest expense, net of capitalized interest costs	$42	$67
Other financing charges	7	6
Interest income	(2)	(3)
Net foreign exchange results for financing activities	12	16
Net financing charges	$59	$86

Net financing charges includes pre-tax losses on derivatives not designated as hedging instruments of $155 million and $144 million for the three months ended December 31, 2025 and 2024, respectively, which are offset by gains resulting from changes in foreign exchange rates on underlying exposures during those periods.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
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

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Derivatives	$26	$—	$26	$—
Other noncurrent assets
Deferred compensation plan assets	64	64	—	—
Exchange traded funds (fixed income)(1)	72	72	—	—
Exchange traded funds (equity)(1)	219	219	—	—
Total assets	$381	$355	$26	$—
Other current liabilities
Derivatives	$62	$—	$62	$—
Contingent earn-out liabilities	19	—	—	19
Total liabilities	$81	$—	$62	$19
(1) Classified as restricted investments for payment of asbestos liabilities. See Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)

	Fair Value Measurements Using:
	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Derivatives	$15	$—	$15	$—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)(1)	73	73	—	—
Exchange traded funds (equity)(1)	217	217	—	—
Total assets	$368	$353	$15	$—
Other current liabilities
Derivatives	$24	$—	$24	$—
Contingent earn-out liabilities	19	—	—	19
Total liabilities	$43	$—	$24	$19

(1) Classified as restricted investments for payment of asbestos liabilities. See Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further details.

Net Investment Hedges

The Company enters into foreign-currency-denominated debt obligations in order to manage foreign currency translation risk associated with normal operations. The carrying value of foreign operations translates on a recurring basis using the exchange rate at the end of the applicable period and approximates its fair value. As of both December 31, 2025 and September 30, 2025, the Company had designated debt obligations of €2.9 billion and ¥30 billion as partial hedges of its investments in certain euro-denominated and yen-denominated subsidiaries.

The fair value of foreign-currency-denominated debt was $3.5 billion as of December 31, 2025 and $3.6 billion as of September 30, 2025. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income ("AOCI") account within shareholders' equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally.

Pre-tax gains on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $16 million and $238 million for the three months ended December 31, 2025 and 2024, respectively.

Valuation Methods

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

Derivatives: The derivatives are valued under a market approach using publicly available prices, where available, or dealer quotes.

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
Exchange traded funds: Investments in exchange traded funds are valued using a market approach based on quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further information.

Unrealized gains (losses) recognized in the consolidated statements of income that relate to equity securities still held at December 31, 2025 and 2024 were $4 million and $(2) million for the three months ended December 31, 2025 and 2024, respectively.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at December 31, 2025 and September 30, 2025 was as follows (in billions):

	December 31,	September 30,
	2025	2025
Public debt	$8.4	$8.4
Other long-term debt	0.6	0.5
Total fair value of long-term debt	$9.0	$8.9

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

11. WEIGHTED AVERAGE SHARES OUTSTANDING

The following table reconciles shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended December 31,
	2025	2024
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	611	662
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	3	3
Diluted weighted average shares outstanding	614	665

Antidilutive Securities
Stock options and unvested restricted stock	—	—

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes changes in AOCI attributable to Johnson Controls (in millions):

	Three Months Ended December 31,
	2025	2024

Foreign currency translation adjustments
Balance at beginning of period	$(638)	$(956)
Aggregate adjustment for the period	5	(85)
Balance at end of period	(633)	(1,041)

Other
Balance at beginning of period	(4)	(8)
Current period changes in fair value	10	8
Reclassification to income	(4)	(2)
Net tax impact	—	(1)
Balance at end of period	2	(3)

Accumulated other comprehensive loss, end of period	$(631)	$(1,044)

13.    PENSION AND RETIREMENT PLANS

The components of net periodic benefit cost (credit) associated with defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the table below (in millions):

	Three Months Ended December 31,
	2025	2024

Service cost	$4	$4
Interest cost	32	33
Expected return on plan assets	(44)	(46)
Amortization of prior service credit	(1)	(1)
Net periodic benefit credit	$(9)	$(10)

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

During the fourth quarter of fiscal 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size its global operations as a result of portfolio simplification actions. It is expected that the plan will be completed in fiscal 2027 and the Company will incur one-time restructuring costs, including severance and other

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
employee termination benefits, contract termination costs, and certain other related cash and non-cash charges, totaling approximately $400 million.

The following table summarizes restructuring and related costs (in millions):

	Three Months Ended December 31, 2025	Inception to December 31, 2025

Americas	$9	$60
EMEA	11	60
APAC	3	20
Corporate	14	61
Total	$37	$201

The following table summarizes changes in the reserve under the Company's restructuring plan announced in the fourth quarter of fiscal 2024, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Balance at September 30, 2025	$39	$—	$5	$44
Restructuring and related costs	25	10	2	37
Utilized—cash	(28)	—	(2)	(30)
Utilized—noncash	—	(10)	—	(10)
Other	3	—	2	5
Balance at December 31, 2025	$39	$—	$7	$46

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

For the three months ended December 31, 2025, the Company's effective tax rate for continuing operations was 21.4% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") insurance proceeds, the tax impact of current and planned divestitures, and tax rate differentials, partially offset by the benefits of continuing global tax planning.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)

Uncertain Tax Positions

At September 30, 2025, the Company had gross tax-effected unrecognized tax benefits of $1.9 billion, of which $1.4 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2025 was approximately $459 million (net of tax benefit). Interest accrued during the three months ended December 31, 2025 and 2024 was approximately $30 million and $28 million (both net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
The Chief Executive Officer, the Company’s chief operating decision maker ("CODM"), evaluates the performance of its segments and allocates resources based on two profitability measures, Segment EBITA and Segment EBIT:

•Segment earnings before interest, taxes, and amortization (“EBITA”) represents income from continuing operations, before income taxes and noncontrolling interests, excluding corporate expenses, restructuring and impairment costs, AFFF related settlement costs and insurance recoveries, gains or losses on divestitures, net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments, net finance charges, and amortization. Segment EBITA is used as a tool to allow the CODM to evaluate the recurring profitability of the segments, including revenues and expenses that are within the operational control of the segments, and excluding the impact of certain non-cash and non-recurring items. Segment EBITA also provides the CODM with performance comparability across periods and for more accurate benchmarking against peer companies that may not have similar historical acquisition activity, by holding constant the impact of significant acquisitions.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Three Months Ended December 31, 2025
	Americas	EMEA	APAC
Net sales	$3,843	$1,261	$693
Cost of sales	2,429	808	441
Selling, general and administrative expenses ("SG&A")	794	295	136
Equity loss	—	—	(1)
Segment EBITA	620	158	117
Amortization of intangible assets	76	7	4
Segment EBIT	$544	$151	$113

Depreciation included in Cost of sales and SG&A	$33	$6	$5

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)

	Three Months Ended December 31, 2024
	Americas	EMEA	APAC
Net sales	$3,627	$1,157	$642
Cost of sales	2,278	754	404
SG&A	760	267	148
Segment EBITA	589	136	90
Amortization of intangible assets	95	20	5
Segment EBIT	$494	$116	$85

Depreciation included in Cost of sales and SG&A	$33	$5	$5
A reconciliation of segment EBIT and segment EBITA to consolidated income before income taxes is as follows (in millions):

	Three Months Ended December 31,
	2025	2024
Segment EBITA	$895	$815
Amortization of intangible assets	87	120
Segment EBIT	808	695

Corporate expenses	156	171
Restructuring and impairment costs	87	33
Water systems AFFF insurance recoveries (1)	(130)	(4)
Net financing charges	59	86
Gain on divestiture	(70)	—
Net mark-to-market adjustments	(2)	1

Income from continuing operations before income taxes	$708	$408

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
The following table summarizes changes in the total product warranty liability (in millions):

Balance at September 30, 2025	$120
Accruals for warranties issued	33
Settlements made	(28)
Changes in estimates to pre-existing warranties	9
Balance at December 31, 2025	$134

18.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2025	September 30, 2025

Other current liabilities	$24	$27
Other noncurrent liabilities	156	160
Total reserves for environmental liabilities	$180	$187

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)

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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $7 million at both December 31, 2025 and September 30, 2025.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
FTC-Related Litigation

Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water in February 2022. In August 2024, WDNR issued a new proposed rule to adopt the EPA Maximum Contaminant Levels for PFAS in drinking water. In February 2025, the Wisconsin Department of Health Services ("WDHS") recommended individual groundwater enforcement standards of 4 ng/L for PFOA and PFOS, 10 ng/L for PFHxS, PFNA, and HFPO-DA, and 2,000 ng/L for PFBS. Following the February 2025 WDHS recommendation, the WDNR Secretary and the Governor signed the WDNR scope statement. In January 2026, the Wisconsin Natural Resources Board approved drinking water standards of 4 ng/L for PFOA and PFOS and 10 ng/L for PFHxS, PFNA, and HFPO-DA. The standards are subject to further reviews and approvals before they become final.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 300 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 36 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 49 pending putative class actions in federal courts originating from 21 states and territories. All of these cases have been direct-filed in or transferred to the MDL. In addition, seven proposed class actions were filed in Canada (British Columbia, Manitoba, Quebec and Ontario), which name Tyco Fire Products and other manufacturers as defendants, on behalf of various classes of members (including individuals and government entities) who seek to recover for remediation (past and future) costs, claim property or other environmental damages, or claim personal injuries or other harms arising from alleged exposure to or contamination with PFAS or PFAS-containing products (including AFFF).

AFFF Individual or Mass Actions

There are more than 15,000 individual or “mass” actions pending that were filed in state or federal courts originating from 53 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The Company is currently unable to determine a precise count of personal injury claimants currently pending. The vast majority of these matters transferred to or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are or will be proceeding in state courts, including actions in Arizona, Illinois and Washington.

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
December 31, 2025
(unaudited)

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin. The Company has reached settlements with certain insurers and remains in discussions and litigation with the remaining carriers. In the first quarter of fiscal year 2026, the Company recorded $130 million of insurance recoveries related to settlements with its insurance carriers in selling, general and administrative expenses in the consolidated statements of income. The Company is unable to predict the amount and timing of any future recoveries under its insurance policies with the remaining carriers. The insurance litigation involves numerous factual and legal issues. There are numerous factual and legal issues to be resolved in connection with these claims. The Company is presently unable to predict the outcome or ultimate financial exposure beyond the water systems AFFF settlement discussed above, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2025	September 30, 2025

Other current liabilities	$58	$58
Other noncurrent liabilities	336	329
Total asbestos-related liabilities	394	387
Other current assets	14	13
Other noncurrent assets	326	326
Total asbestos-related assets	340	339
Net asbestos-related liabilities	$54	$48

The following table presents the components of asbestos-related assets (in millions):

	December 31, 2025	September 30, 2025

Restricted
Cash	$6	$5
Investments	291	290
Total restricted assets	297	295
Insurance receivables for asbestos-related liabilities	43	44
Total asbestos-related assets	$340	$339

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
December 31, 2025
(unaudited)
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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	December 31, 2025	September 30, 2025

Other current liabilities	$89	$87
Accrued compensation and benefits	38	38
Other noncurrent liabilities	311	289
Total self-insured liabilities	$438	$414
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

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability to develop or acquire new products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability to manage general economic, business and capital market conditions, including the impacts of trade restrictions, recessions, economic downturns and global price inflation; the ability to manage macroeconomic and geopolitical volatility, including changes to laws or policies governing foreign trade, including tariffs, economic sanctions, foreign exchange and capital controls, import/export controls or other trade restrictions as well as any associated supply chain disruptions; the ability to execute on the Company's operating model and drive organizational improvement; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; fluctuations in the cost and availability of public and private financing for customers; the ability to manage disruptions caused by international conflicts, including Russia and Ukraine and the ongoing conflicts in the Middle East; the ability to successfully execute and complete portfolio simplification actions, as well as the possibility that the expected benefits of such actions will not be realized or will not be realized within the expected time frame; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; fluctuations in currency exchange rates; the ability to hire and retain senior management and other key personnel; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; the ability to manage disruptions caused by catastrophic or geopolitical events, such as natural disasters, armed conflict, political change, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; any delay or inability of the Company to realize the expected benefits and synergies of recent portfolio transactions; the tax treatment of recent portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls' business is included in the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2025 filed with the United States Securities and Exchange Commission ("SEC") on November 14, 2025, which is available at www.sec.gov and www.johnsoncontrols.com under the "Investors" tab. The description of certain of these risks is supplemented in Item 1A of Part II of Johnson Controls subsequently filed Quarterly Reports on Form 10-Q. The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

Overview

Johnson Controls International plc, headquartered in Cork, Ireland, a global technology leader in energy efficiency, decarbonization, thermal management and mission-critical performance, helps customers use energy more productively, reduce carbon emissions, and operate with the precision and resilience required in rapidly expanding industries such as data centers, healthcare, pharmaceuticals, advanced manufacturing, and higher education.

The Company is a global leader in engineering, manufacturing, commissioning and retrofitting building products and systems, including commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services, including maintenance, management, repair, retrofit and replacement of equipment (in the HVAC, industrial refrigeration, controls, security and fire-protection space) and energy-management consulting. The Company partners with customers by leveraging its broad product portfolio and digital capabilities, together with its direct channel capabilities, to deliver solutions and services addressing distinct and diverse operating environments and regulatory requirements that address customers’ needs in their core missions.

The following information should be read in conjunction with the September 30, 2025 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 14, 2025. References in the following discussion and analysis to "Three Months," "First Quarter" or similar language refer to the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Macroeconomic Trends

Much of the demand for the Company’s products, services and solutions is driven by commercial, institutional, industrial, data center and governmental construction, industrial facility expansion, retrofit activity, maintenance projects and other capital investments in buildings within the sectors that the Company serves. Construction and other capital investment projects are heavily dependent on general economic conditions, localized demand for real estate and availability of credit, public funding or other sources of financing. In addition, most real estate developers rely heavily on project financing in order to initiate and complete projects. Positive or negative fluctuations in these dependencies could have a corresponding impact on the Company’s financial condition, results of operations and cash flows.

The Company maintains global operations. The United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, Japan, India and Mexico, among others. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. In addition, the United States and other nations have, and may in the future, pause, reimpose, decrease or increase tariffs. Although the Company has been largely able to mitigate the impact of tariffs that have been enacted to date, if additional tariffs and reciprocal tariffs are implemented (whether as currently proposed or otherwise), such actions could negatively impact the Company's revenue growth and margins in future periods through decreased sales and increased cost of goods sold. Further, the Company has experienced, and could again experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends including the imposition of tariffs and other restrictive trade measures, as well as geopolitical and economic tensions. The net effect of these events will continue to depend on the Company’s ability to successfully mitigate and offset their impact.

The Company is taking actions to mitigate the actual and anticipated impact of these events, including strengthening the Company's in region, for region manufacturing strategy, pivoting to local sourcing in its supply chain, accelerating pricing actions and asserting contractual rights through change orders. The Company has historically taken a variety of actions to mitigate trade restrictions, supply chain disruptions and inflation, including through expanding and redistributing its supplier network, supplier financing, accelerated purchasing and productivity improvements. These actions have largely been successful in mitigating the impacts of the current macroeconomic environment, however, it is uncertain as to whether the actions taken or contemplated to be taken by the Company will be effective in continuing to mitigate the impact of current and future trade restrictions and their related impacts. The Company continues to actively monitor and evaluate the development and potential impacts of tariffs and other trade restrictions on its supply chain and results of operations.

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

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, efficient and sustainable buildings, which are driven in part by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the EU Energy Efficiency Directive, EU Heat Transition, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. In addition, the increased maturity and adoption of AI and high-performance computing is currently impacting the microchip and data center industry and driving technology innovation, which has led to increased demand for hyperscale and data center cooling solutions that deliver heat management and energy efficiency. The Company seeks to capitalize on these trends to enable delivery of sustainable, high-efficiency products and tailored services to empower customers to achieve their sustainability, heat management and energy efficiency goals. The Company is leveraging its install base, together with data-driven products and services, to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

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

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2025 filed with the United States Securities and Exchange Commission ("SEC") on November 14, 2025. Certain of these risk factors have been updated and supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Restructuring and Cost Optimization Initiatives

During the fourth quarter of fiscal 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size global operations as a result of previously announced portfolio simplification actions.

It is expected that the plan will be completed in fiscal 2027 and the Company will incur one-time restructuring costs, including severance and other employee termination benefits, contract termination costs, and certain other related cash and non-cash charges, totaling approximately $400 million, resulting in expected annual cost savings of approximately $500 million upon full completion of the plan. Restructuring costs will be incurred across all segments and Corporate functions. Refer to Note 14, "Restructuring and Related Costs," for an update on the restructuring plan.

Net Sales

	Three Months Ended December 31,
(in millions)	2025	2024	Change

Net sales	$5,797	$5,426	7%

The increase in net sales for the three months ended December 31, 2025 was due to higher organic sales ($311 million) and the favorable impact of foreign currency translation ($72 million), partially offset by the net impact of acquisitions and divestitures ($12 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 6% over the prior year, driven by growth across all segments, led by the Americas.
Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended December 31,
(in millions)	2025	2024	Change

Cost of sales	$3,723	$3,500	6%
Gross profit	2,074	1,926	8%
% of sales	35.8%	35.5%	30	bp

The increase in gross profit for the three months ended December 31, 2025 was primarily due to margin improvements as a result of disciplined execution across pricing, productivity, and project delivery.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings.

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended December 31,
(in millions)	2025	2024	Change

SG&A	$1,221	$1,399	(13%)
% of sales	21.1%	25.8%	(470)	bp

The decrease in SG&A was primarily due to AFFF insurance recoveries related to the previously disclosed water systems settlement ($130 million) and the gain on the ADT Mexico business divestiture ($70 million).

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings. Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Restructuring and Impairment Costs

	Three Months Ended December 31,
(in millions)	2025	2024

Restructuring and related costs	$37	$33
Other impairments	50	—
Restructuring and impairment costs	$87	$33

Refer to Note 14, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring actions.

Net Financing Charges

Refer to Note 9, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's net financing charges and debt.

Income Tax Provision

	Three Months Ended December 31,
(in millions)	2025	2024

Income tax provision	$152	$47
Effective tax rate	21.4%	11.5%
Refer to Note 15, "Income Taxes" of the notes to the consolidated financial statements for further disclosure related to the Company's income taxes.

Segment Analysis

The Chief Executive Officer, the Company’s chief operating decision maker ("CODM"), evaluates the performance of its segments and allocates resources based on two profitability measures, Segment EBITA and Segment EBIT:

•Segment earnings before interest, taxes, and amortization (“EBITA”) represents income from continuing operations, before income taxes and noncontrolling interests, excluding corporate expenses, restructuring and impairment costs, AFFF related settlement costs and insurance recoveries, gains or losses on divestitures, net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments, net finance charges, and amortization. Segment EBITA is used as a tool to allow the CODM to evaluate the recurring profitability of the segments, including revenues and expenses that are within the operational control of the segments, and excluding the impact of certain non-cash and non-recurring items. Segment EBITA also provides the CODM with performance comparability across periods and for more accurate benchmarking against peer companies that may not have similar historical acquisition activity, by holding constant the impact of significant acquisitions.

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

Net Sales

	Three Months Ended December 31,
(in millions)	2025	2024	Change

Americas	$3,843	$3,627	6%
EMEA	1,261	1,157	9%
APAC	693	642	8%
	$5,797	$5,426	7%

•The increase in Americas was primarily due to organic growth ($210 million). Excluding the impact of divestitures and foreign currency translation, sales increased 6%, led by continued strength across Applied HVAC and Controls. Products and Systems sales increased 4% and Services increased 10%.

•The increase in EMEA was primarily due to the favorable impact of foreign currency translation ($65 million) and organic growth ($51 million). Excluding the impact of foreign currency translation, sales increased 4%, led by 8% growth in Services.

•The increase in APAC was primarily due to organic growth ($50 million). Excluding the impact of foreign currency translation, sales increased 8%, led by 9% growth in Products and Systems.

Segment EBITA and Segment EBIT

	Segment EBITA Three Months Ended December 31,			Segment EBIT Three Months Ended December 31,
(in millions)	2025	2024	Change	2025	2024	Change

Americas	$620	$589	5%	$544	$494	10%
EMEA	158	136	16%	151	116	30%
APAC	117	90	30%	113	85	33%

•The increase in Americas was primarily due to productivity improvements and improved mix.

•The increase in EMEA was primarily driven by favorable pricing and productivity improvements.

•The increase in APAC was primarily driven by increased volumes and productivity improvements.

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

The following table summarizes backlog and orders by segment:

	Backlog		Orders
(in billions)	December 31, 2025	Year-over-Year Change (1)	Three Months Ended December 31, 2025	Year-over-Year Change (1)

Americas	$13.3	22%	$5.0	56%
EMEA	3.0	11%	1.3	8%
APAC	1.9	20%	0.7	10%
Total	$18.2	20%	$7.0	39%

(1) Change is compared to December 31, 2024 (backlog) and the three months ended December 31, 2024 (orders) and excludes the impact of acquisitions, divestitures and foreign currency.

•The increase in backlog and orders was primarily due to demand led by customers' accelerated investments in data center projects.

Remaining performance obligations were $24.5 billion at December 31, 2025. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

(in millions)	December 31, 2025	September 30, 2025	Change

Current assets	$10,441	$10,162
Current liabilities	10,501	10,941
Working capital	$(60)	$(779)	(92)%

Accounts receivable - net	$6,190	$6,269	(1)%
Inventories	1,932	1,820	6%
Accounts payable	3,614	3,614	—%

The increase in working capital at December 31, 2025 as compared to September 30, 2025 was primarily due to increases in cash and inventories and decreases in short-term debt and accrued compensation, partially offset by the net impact of other current assets and liabilities.

Cash Flows From Continuing Operations

	Three Months Ended December 31,
(in millions)	2025	2024

Cash provided by operating activities	$611	$249
Cash provided (used) by investing activities	90	(105)
Cash provided (used) by financing activities	(464)	201

The increase in cash provided by operating activities primarily reflects higher net income and favorable changes in accounts payable and accrued liabilities.

The change in investing activities was due to proceeds from the ADT Mexico divestiture.

The change in financing activities was primarily due to changes in net debt activity, partially offset by lower stock repurchases.

Capitalization

(in millions)	December 31, 2025	September 30, 2025

Short-term debt	$436	$723
Current portion of long-term debt	568	566
Long-term debt	8,701	8,591
Total debt	9,705	9,880
Less: Cash and cash equivalents	552	379
Net debt	$9,153	$9,501

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$13,204	$12,927
Total capitalization (Total debt plus Equity)	22,909	22,807
Net capitalization (Net debt plus Equity)	22,357	22,428

Total debt as a % of Total capitalization	42.4%	43.3%
Net debt as a % of Net capitalization	40.9%	42.4%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•As of December 31, 2025, approximately $4.8 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.40 per common share in the quarter ended December 31, 2025 and intends to continue paying dividends throughout fiscal 2026.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $552 million at December 31, 2025, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $200 million as of December 31, 2025 and $400 million as of September 30, 2025.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028. There were no draws on the revolving credit facility as of December 31, 2025 and September 30, 2025.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of December 31, 2025, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa1	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of December 31, 2025, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

	Three Months Ended December 31, 2025	Year Ended September 30, 2025
Net loss attributable to the Obligor Group	$69	$844
Net income (loss) attributable to intercompany transactions	4	(56)

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Current assets	$1,513	$2,748	$6,350	$6,161
Noncurrent assets	243	243	2,143	2,450
Current liabilities	1,320	1,585	3,156	4,041
Noncurrent liabilities	8,576	8,473	5,058	22,450	*

*Includes $17 billion of intercompany loans that were canceled as the result of a distribution by a non-obligor subsidiary in October 2025.

The same accounting policies as described in Note 1, "Summary of Significant Accounting Policies," of the Company's Annual Report on 10-K for the year ended September 30, 2025 are used by the Parent Company and each of its subsidiaries in connection with the summarized financial information presented above.

New Accounting Standards

Refer to Note 2, "New Accounting Standards," of the notes to the consolidated financial statements.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The Company’s critical accounting estimates requiring significant judgement that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the

Company’s Annual Report on Form 10-K for the year ended September 30, 2025. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2025.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth herein, there have been no material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the September 30, 2025.

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

The nature of our business requires us to maintain a labor force that is sufficiently large enough to support our manufacturing operations to meet customer demand, as well as provide on-site services and project support for our customers. This includes recruiting, hiring and retaining skilled trade workers to support our direct channel field businesses. Competition for skilled trade labor and experienced skilled subcontractors is high. We have in the past, and could in the future, experience shortages for skilled or unskilled labor. The impacts of such labor shortages could increase costs and limit our ability to scale our operations to meet increased demand and convert backlog into revenue, which could negatively impact our growth and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of December 31, 2025, approximately $4.8 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in June 2025. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

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

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
10/01/25 - 10/31/25	—	$—	—	$4,753,103,166
11/01/25 - 11/30/25	—	—	—	4,753,103,166
12/01/25 - 12/31/25	—	—	—	4,753,103,166

ITEM 5. OTHER INFORMATION

Director and Officer Rule 10b5-1 Plans

During the three months ended December 31, 2025, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: February 4, 2026	By:	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer