Form 10-Q
period 2026-03-31
Johnson Controls International plc
filed 2026-05-06
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at March 31, 2026
Ordinary Shares, $0.01 par value per share	610,115,603

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales
Products and systems	$4,199	$3,865	$8,091	$7,550
Services	1,943	1,811	3,848	3,552
	6,142	5,676	11,939	11,102
Cost of sales
Products and systems	2,788	2,523	5,436	4,979
Services	1,092	1,084	2,167	2,128
	3,880	3,607	7,603	7,107

Gross profit	2,262	2,069	4,336	3,995

Selling, general and administrative expenses	1,401	1,427	2,622	2,826
Restructuring and impairment costs	57	62	144	95
Net financing charges	67	80	126	166
Equity income	1	1	2	1

Income from continuing operations before income taxes	738	501	1,446	909

Income tax provision	126	26	278	73

Income from continuing operations	612	475	1,168	836

Income (loss) from discontinued operations, net of tax	4	51	(27)	141

Net income	616	526	1,141	977

Income attributable to noncontrolling interests
Continuing operations	3	2	4	—
Discontinued operations	—	46	—	80

Net income attributable to Johnson Controls	$613	$478	$1,137	$897

Income (loss) attributable to Johnson Controls
Continuing operations	$609	$473	$1,164	$836
Discontinued operations	4	5	(27)	61
Total	$613	$478	$1,137	$897

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$1.00	$0.72	$1.90	$1.27
Discontinued operations	0.01	0.01	(0.04)	0.09
Total	$1.01	$0.73	$1.86	$1.36

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$0.99	$0.71	$1.90	$1.26
Discontinued operations	0.01	0.01	(0.04)	0.09
Total	$1.00	$0.72	$1.86	$1.35

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Net income	$616	$526	$1,141	$977

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	140	(77)	146	(223)
Other	(3)	5	3	16
Other comprehensive income (loss)	137	(72)	149	(207)

Total comprehensive income	753	454	1,290	770

Comprehensive income attributable to noncontrolling interests	3	60	5	37

Comprehensive income attributable to Johnson Controls	$750	$394	$1,285	$733

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	March 31, 2026	September 30, 2025
Assets

Cash and cash equivalents	$698	$379
Accounts receivable, less allowance for expected credit losses of $172 and $205, respectively	6,614	6,269
Inventories	1,933	1,820
Current assets held for sale	21	14
Other current assets	1,725	1,680
Current assets	10,991	10,162

Property, plant and equipment - net	2,096	2,193
Goodwill	16,547	16,633
Other intangible assets - net	3,484	3,613
Noncurrent assets held for sale	120	140
Other noncurrent assets	5,116	5,198
Total assets	$38,354	$37,939

Liabilities and Equity

Short-term debt	$882	$723
Current portion of long-term debt	28	566
Accounts payable	3,610	3,614
Accrued compensation and benefits	822	1,268
Deferred revenue	2,845	2,470
Current liabilities held for sale	21	12
Other current liabilities	2,397	2,288
Current liabilities	10,605	10,941

Long-term debt	8,613	8,591
Pension and postretirement benefit obligations	189	211
Noncurrent liabilities held for sale	24	9
Other noncurrent liabilities	5,380	5,233
Noncurrent liabilities	14,206	14,044

Commitments and contingencies (Note 18)

Ordinary shares, $0.01 par value	6	6
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,362)	(1,302)
Capital in excess of par value	15,368	14,865
Retained earnings	—	—
Accumulated other comprehensive loss	(494)	(642)
Shareholders’ equity attributable to Johnson Controls	13,518	12,927
Noncontrolling interests	25	27
Total equity	13,543	12,954
Total liabilities and equity	$38,354	$37,939

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Six Months Ended March 31,
	2026	2025
Operating Activities of Continuing Operations
Income from continuing operations:
Attributable to Johnson Controls	$1,164	$836
Attributable to noncontrolling interests	4	—
Total	1,168	836
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	333	395
Pension and postretirement benefits	(28)	(37)
Deferred income taxes	3	(107)
Noncash restructuring and impairment charges	104	33
Equity-based compensation	66	59
(Gain) loss on business divestiture	(73)	6
Other - net	25	26
Changes in assets and liabilities:
Accounts receivable	(389)	93
Inventories	(140)	(27)
Other assets	97	(213)
Restructuring reserves	(26)	(3)
Accounts payable and accrued liabilities	63	(227)
Accrued income taxes	80	(35)
Cash provided by operating activities from continuing operations	1,283	799

Investing Activities of Continuing Operations
Capital expenditures	(148)	(210)
Divestitures of businesses, net of cash divested	209	1
Other - net	(20)	(8)
Cash provided (used) by investing activities from continuing operations	41	(217)

Financing Activities of Continuing Operations
Net proceeds from borrowings with maturities less than three months	65	358
Proceeds from debt	316	1,369
Repayments of debt	(639)	(1,096)
Stock repurchases and retirements	(215)	(660)
Payment of cash dividends	(489)	(490)
Employee equity-based compensation withholding taxes	(60)	(31)
Other - net	(8)	76
Cash used by financing activities from continuing operations	(1,030)	(474)

Discontinued Operations
Cash provided (used) by operating activities	(98)	47
Cash used by investing activities	—	(27)
Cash used by financing activities	—	(65)
Cash used by discontinued operations	(98)	(45)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	123	(15)
Change in cash, cash equivalents and restricted cash held for sale	(4)	3
Increase in cash, cash equivalents and restricted cash	315	51
Cash, cash equivalents and restricted cash at beginning of period	398	767
Cash, cash equivalents and restricted cash at end of period	713	818
Less: Restricted cash	15	23
Cash and cash equivalents at end of period	$698	$795
The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$13,204	$15,900	$12,927	$16,098

Ordinary Shares - Beginning and ending balance	6	7	6	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,351)	(1,297)	(1,302)	(1,268)
Employee equity-based compensation withholding taxes	(11)	(2)	(60)	(31)
Ending balance	(1,362)	(1,299)	(1,362)	(1,299)

Capital in Excess of Par Value
Beginning balance	14,902	17,543	14,865	17,475
Share-based compensation expense	19	22	48	46
Repurchases and retirements of ordinary shares	437	—	437	—
Other, including options exercised	10	61	18	105
Ending balance	15,368	17,626	15,368	17,626

Retained Earnings
Beginning balance	278	691	—	848
Net income attributable to Johnson Controls	613	478	1,137	897
Cash dividends declared	(239)	(240)	(485)	(486)
Repurchases and retirements of ordinary shares	(652)	(330)	(652)	(660)
Ending balance	—	599	—	599

Accumulated Other Comprehensive Loss
Beginning balance	(631)	(1,044)	(642)	(964)
Other comprehensive income (loss)	137	(84)	148	(164)
Ending balance	(494)	(1,128)	(494)	(1,128)
Ending Balance	13,518	15,805	13,518	15,805

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	29	1,230	27	1,263
Comprehensive income	3	60	5	37
Dividends	(7)	(65)	(7)	(78)
Other	—	2	—	5
Ending Balance	25	1,227	25	1,227

Total Shareholders' Equity	$13,543	$17,032	$13,543	$17,032
Cash Dividends Declared per Ordinary Share	$0.40	$0.37	$0.80	$0.74

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 14, 2025. The results of operations for the three and six month periods ended March 31, 2026 are not necessarily indicative of results for the Company’s 2026 fiscal year because of seasonal and other factors.

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

Nature of Operations

Johnson Controls International plc, headquartered in Cork, Ireland, a global leader in thermal management, mission-critical building systems, energy efficiency, and decarbonization, helps customers use energy more productively, reduce carbon emissions, and operate with the precision and resilience required in rapidly expanding industries such as data centers, healthcare, pharmaceuticals, advanced manufacturing, and higher education.

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

Prior Period Revision – Statement of Cash Flows

Amounts reported as "Repayments of debt" and "Proceeds from debt" have been revised for certain short-term debt transactions that occurred in the six months ended March 31, 2025 and were incorrectly presented on a net basis within the financing activities section of the consolidated statements of cash flows. A similar revision for the nine months ended June 30, 2025 will be included in the Company's third quarter fiscal 2026 Quarterly Report on Form 10-Q. Cash provided by financing activities and the total increase (decrease) in cash, cash equivalents and restricted cash were unchanged for all affected periods. The Company does not consider the incorrect presentation to be material to any periods impacted.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
3.     DIVESTITURES

Assets and Liabilities Held for Sale

During the first quarter of fiscal 2026, the Company signed a definitive agreement to sell a component of its EMEA Security business and determined that it met the criteria to be classified as held for sale. As the estimated fair value less costs to sell was below its carrying value, the Company recorded non-cash impairment charges in the first quarter of fiscal 2026 of $50 million within restructuring and impairment costs in the consolidated statements of income.

As of March 31, 2026, $117 million of assets and $35 million of liabilities associated with the business were separately presented in the consolidated statements of financial position. The remaining assets and liabilities classified as held for sale as of March 31, 2026 relate to other immaterial disposal groups.

The business did not meet the criteria to be classified as a discontinued operation as the divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial results. The Company closed the transaction after the close of the second quarter of fiscal 2026, with no expected gain or loss.

ADT Mexico Security Business

On October 31, 2025, the Company completed the sale of its ADT Mexico Security business for net proceeds of $207 million. In connection with the sale, the Company recognized a pre-tax gain of $70 million within selling, general and administrative expenses in the consolidated statements of income for the six months ended March 31, 2026.

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

The results of the R&LC HVAC business recorded in income from discontinued operations, net of tax, was a gain of $4 million for the three months ended March 31, 2026 and loss of $27 million for the six months ended March 31, 2026, reflecting the impacts of post-closing working capital, net debt and other discontinued operations adjustments.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
The following table summarizes the results of the R&LC HVAC business which were reported as discontinued operations (in millions) for the three and six months ended March 31, 2025:

	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
Net sales	$1,069	$2,035
Cost of goods sold	841	1,572
Gross profit	228	463
Selling, general and administrative expenses	189	372
Restructuring and impairment costs	5	9
Net financing charges	2	1
Equity income	69	134
Income from discontinued operations before income taxes	101	215
Provision for income taxes on discontinued operations	50	74
Income from discontinued operations, net of tax	51	141
Income from discontinued operations attributable to noncontrolling interest, net of tax	46	80
Income from discontinued operations	$5	$61

In April 2026, the Company paid approximately $155 million related to final purchase price adjustments associated with the sale of the R&LC HVAC business to the Bosch Group.

4.     REVENUE RECOGNITION

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended March 31,
	2026			2025
	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$2,875	$1,246	$4,121	$2,711	$1,126	$3,837
EMEA	799	483	1,282	721	480	1,201
APAC	525	214	739	433	205	638

Total	$4,199	$1,943	$6,142	$3,865	$1,811	$5,676

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)

	Six Months Ended March 31,
	2026			2025
	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$5,515	$2,449	$7,964	$5,247	$2,217	$7,464
EMEA	1,561	982	2,543	1,421	937	2,358
APAC	1,015	417	1,432	882	398	1,280

Total	$8,091	$3,848	$11,939	$7,550	$3,552	$11,102

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	March 31, 2026	September 30, 2025
Contract assets - current	Accounts receivable - net	$2,365	$2,178
Contract assets - noncurrent	Other noncurrent assets	6	9
Contract liabilities - current	Deferred revenue	2,845	2,470
Contract liabilities - noncurrent	Other noncurrent liabilities	488	478

For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $447 million and $393 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year. For the six months ended March 31, 2026 and 2025, the Company recognized revenue of $1,451 million and $1,271 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year.

Performance Obligations

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $26.3 billion, of which approximately 67% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose construction contracts, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations of service contracts with a duration of one year or less and open purchase orders from the indirect third-party sales channel that have a short cycle time (generally 60 days or less).

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
March 31, 2026
(unaudited)
The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	March 31, 2026	September 30, 2025
Other current assets	$321	$327
Other noncurrent assets	199	249
Total	$520	$576

Amortization of costs to obtain or fulfill a contract was $123 million and $91 million during the three months ended March 31, 2026 and 2025, respectively. Amortization of costs to obtain or fulfill a contract was $225 million and $175 million during the six months ended March 31, 2026 and 2025, respectively.

5.     INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2026	September 30, 2025

Raw materials and supplies	$816	$716
Work-in-process	135	132
Finished goods	982	972
Inventories	$1,933	$1,820

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reportable segments (in millions):

	Six Months Ended March 31,
	Americas	EMEA	APAC	Total
Goodwill	$14,092	$2,388	$1,348	$17,828
Accumulated impairment loss	(918)	(277)	—	(1,195)
Balance at beginning of period	13,174	2,111	1,348	16,633
Foreign currency translation and other (1)	(4)	(78)	(4)	(86)
Balance at end of period	$13,170	$2,033	$1,344	$16,547
(1) Includes the allocation of $38 million of goodwill from an EMEA reporting unit to the disposal group classified as held for sale. Refer to Note 3, "Divestitures" of the notes to the consolidated financial statements for further information.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
Other intangible assets, primarily from business acquisitions, consisted of (in millions):

	March 31, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,202	$(763)	$439	$1,197	$(714)	$483
Customer relationships	2,018	(1,350)	668	2,026	(1,272)	754
Miscellaneous	960	(548)	412	910	(511)	399
	4,180	(2,661)	1,519	4,133	(2,497)	1,636
Indefinite-lived intangible assets
Trademarks/trade names	1,965	—	1,965	1,977	—	1,977
Total intangible assets	$6,145	$(2,661)	$3,484	$6,110	$(2,497)	$3,613

Amortization of other intangible assets included within continuing operations for the three months ended March 31, 2026 and 2025 was $87 million and $112 million, respectively. Amortization of other intangible assets included within continuing operations for the six months ended March 31, 2026 and 2025 was $174 million and $232 million, respectively.

7.    SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table presents supplemental noncash operating lease activity (in millions):

	Six Months Ended March 31,
	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities	$213	$226

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

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $808 million and $835 million as of March 31, 2026 and September 30, 2025, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
9.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	March 31, 2026	September 30, 2025
Commercial paper	$441	$400
Term loans	437	320
Bank borrowings	4	3
	$882	$723
Weighted average interest rate on short-term debt outstanding	3.4%	4.5%

As of March 31, 2026, the Company had an outstanding syndicated committed revolving credit facility of $2.5 billion which is scheduled to expire in December 2028. There were no draws on the facility as of March 31, 2026.

In February 2026, the Company repaid $538 million of outstanding 3.90% Notes due 2026.

The following table presents the Company's net financing charges (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025

Interest expense, net of capitalized interest costs	$60	$56	$102	$123
Other financing charges	4	4	11	10
Interest income	(1)	(2)	(3)	(5)
Net foreign exchange results for financing activities	4	22	16	38
Net financing charges	$67	$80	$126	$166

Net financing charges includes pre-tax gains (losses) on derivatives not designated as hedging instruments of $(33) million and $60 million for the three months ended March 31, 2026 and 2025, respectively, and $(188) million and $(84) million for the six months ended March 31, 2026 and 2025, respectively, which are offset by gains resulting from changes in foreign exchange rates on underlying exposures during those periods.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Derivatives	$115	$—	$115	$—
Other noncurrent assets
Deferred compensation plan assets	63	63	—	—
Exchange traded funds (fixed income)(1)	71	71	—	—
Exchange traded funds (equity)(1)	205	205	—	—
Total assets	$454	$339	$115	$—
Other current liabilities
Derivatives	$136	$—	$136	$—
Contingent earn-out liabilities	14	—	—	14
Total liabilities	$150	$—	$136	$14
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

Net Investment Hedges

The Company enters into foreign-currency-denominated debt obligations in order to manage foreign currency translation risk associated with normal operations. The carrying value of foreign operations translates on a recurring basis using the

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
exchange rate at the end of the applicable period and approximates its fair value. As of both March 31, 2026 and September 30, 2025, the Company had designated debt obligations of €2.9 billion and ¥30 billion as partial hedges of its investments in certain euro-denominated and yen-denominated subsidiaries.

The fair value of foreign-currency-denominated debt was $3.4 billion as of March 31, 2026 and $3.6 billion as of September 30, 2025. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income ("AOCI") account within shareholders' equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally.

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $77 million and $(131) million for the three months ended March 31, 2026 and 2025, respectively, and $93 million and $107 million for the six months ended March 31, 2026 and 2025, respectively.

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

Derivatives: Derivatives consist primarily of foreign currency exchange derivatives and are valued under a market approach using publicly available prices, where available, or dealer quotes.

Exchange traded funds: Investments in exchange traded funds are valued using a market approach based on quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 18, "Commitments and Contingencies," of the notes to the consolidated financial statements for further information.

Unrealized losses recognized in the consolidated statements of income that relate to equity securities still held at March 31, 2026 and 2025 were $11 million and $8 million for the three months ended March 31, 2026 and 2025, respectively, and $7 million and $10 million for the six months ended March 31, 2026 and 2025, respectively.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at March 31, 2026 and September 30, 2025 was as follows (in billions):

	March 31,	September 30,
	2026	2025
Public debt	$7.7	$8.4
Other long-term debt	0.5	0.5
Total fair value of long-term debt	$8.2	$8.9

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
11. WEIGHTED AVERAGE SHARES OUTSTANDING

The following table reconciles shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	612	659	612	661
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2	2	2	2
Diluted weighted average shares outstanding	614	661	614	663

Antidilutive Securities
Stock options and unvested restricted stock	—	0.1	—	0.1
12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes changes in AOCI attributable to Johnson Controls (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Foreign currency translation adjustments
Balance at beginning of period	$(633)	$(1,041)	$(638)	$(956)
Aggregate adjustment for the period	140	(90)	145	(175)
Balance at end of period	(493)	(1,131)	(493)	(1,131)

Other
Balance at beginning of period	2	(3)	(4)	(8)
Current period changes in fair value	6	8	16	16
Reclassification to income	(8)	(2)	(12)	(4)
Net tax impact	(1)	—	(1)	(1)
Balance at end of period	(1)	3	(1)	3

Accumulated other comprehensive loss, end of period	$(494)	$(1,128)	$(494)	$(1,128)

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
13.    PENSION AND RETIREMENT PLANS

The components of net periodic benefit cost (credit) associated with defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses in the consolidated statements of income, are shown in the table below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Service cost	$4	$4	$8	$8
Interest cost	32	33	64	66
Expected return on plan assets	(44)	(46)	(88)	(92)
Amortization of prior service credit	—	(1)	(1)	(2)
Net periodic benefit credit	$(8)	$(10)	$(17)	$(20)

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

The following table summarizes restructuring and related costs (in millions):

	Three Months Ended March 31, 2026	Six Months Ended March 31, 2026	Inception to March 31, 2026

Americas	$23	$32	$83
EMEA	7	18	67
APAC	2	5	22
Corporate	4	18	65
Total	$36	$73	$237

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
The following table summarizes changes in the reserve under the Company's restructuring plan announced in the fourth quarter of fiscal 2024, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Balance at September 30, 2025	$39	$—	$5	$44
Restructuring and related costs	34	33	6	73
Utilized—cash	(58)	—	(2)	(60)
Utilized—noncash	—	(33)	—	(33)
Other	14	—	4	18
Balance at March 31, 2026	$29	$—	$13	$42

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

For the three months ended March 31, 2026, the Company's effective tax rate for continuing operations was 17.1% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning.

For the six months ended March 31, 2026, the Company's effective tax rate for continuing operations was 19.2% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") insurance proceeds, the tax impact of current and planned divestitures, and tax rate differentials, partially offset by the benefits of continuing global tax planning.

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

Uncertain Tax Positions

At September 30, 2025, the Company had gross tax-effected unrecognized tax benefits of $1.9 billion, of which $1.4 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2025 was approximately $459 million (net of tax benefit). Interest accrued during the six months ended March 31, 2026 and 2025 was approximately $56 million and $54 million (both net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
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

In the U.S., fiscal years 2019 through 2020 are currently under audit and fiscal years 2017 through 2018 are currently under appeal with the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered
Belgium	2016 - 2017; 2019 - 2020
Germany	2007 - 2021
Mexico	2016; 2018 - 2019
United Kingdom	2020
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

•EMEA, which designs, manufactures, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, residential security (Global Subscriber business), industrial, data center, institutional, governmental, and marine customers and provides technical services, including data-driven “smart building” solutions, to markets in Europe, the Middle East and Africa.

•APAC, which designs, manufactures, sells, installs and services HVAC, controls, building management, refrigeration, integrated electronic security systems, integrated fire detection and suppression systems, and digital (software) solutions for commercial, industrial, data center, institutional, and governmental customers and provides technical services, including data-driven “smart building” solutions, to the Asian and Pacific marketplace.

The Chief Executive Officer, the Company’s chief operating decision maker ("CODM"), evaluates the performance of its segments and allocates resources based on two profitability measures, Segment EBIT and Segment EBITA (non-GAAP):

•Segment earnings before interest and taxes (“Segment EBIT”) represents segment income from continuing operations, excluding restructuring and impairment costs, AFFF related settlement costs and insurance recoveries, gains or losses on divestitures, and net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments. Segment EBIT is used as a tool to allow the CODM to evaluate the recurring profitability of the segments, including revenues and expenses that are within the operational control of the segments, and excluding the

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
impact of certain non-cash and non-recurring items. Segment EBIT also provides the CODM with visibility into the integration of key strategic initiatives, such as acquisitions and mergers.

•Segment earnings before interest, taxes and amortization ("Segment EBITA") (non-GAAP) represents Segment EBIT, excluding the impact of amortization of intangible assets. Segment EBITA provides the CODM with performance comparability across periods and more accurate benchmarking against peer companies that may not have similar historical acquisition activity, by holding constant the impact of significant acquisitions.

Both Segment EBIT and Segment EBITA are reviewed by the CODM and compared against the profit plan and forecast for the current and prior year. Segment EBITA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Reconciliations of Segment EBIT to Segment EBITA and to consolidated income before income taxes are presented in the tables below. Measures of total assets by reportable segment are not provided to the CODM. Therefore, asset information by segment is not disclosed.

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Three Months Ended March 31,
	Americas		EMEA		APAC
	2026	2025	2026	2025	2026	2025
Net sales	$4,121	$3,837	$1,282	$1,201	$739	$638
Cost of sales	2,589	2,397	829	807	462	403
Selling, general and administrative expenses ("SG&A")	827	824	274	277	135	135
Equity income	—	—	—	—	(1)	(1)
Segment EBIT	705	616	179	117	143	101
Amortization of intangible assets	77	91	7	18	3	3
Segment EBITA (non-GAAP)	$782	$707	$186	$135	$146	$104

Depreciation included in Cost of sales and SG&A	$38	$37	$6	$15	$6	$6
Capital expenditures	$18	$26	$19	$30	$2	$1

	Six Months Ended March 31,
	Americas		EMEA		APAC
	2026	2025	2026	2025	2026	2025
Net sales	$7,964	$7,464	$2,543	$2,358	$1,432	$1,280
Cost of sales	5,057	4,731	1,642	1,567	904	809
Selling, general and administrative expenses ("SG&A")	1,658	1,623	571	558	274	286
Equity income	—	—	—	—	(2)	(1)
Segment EBIT	1,249	1,110	330	233	256	186
Amortization of intangible assets	153	186	14	38	7	8
Segment EBITA (non-GAAP)	$1,402	$1,296	$344	$271	$263	$194

Depreciation included in Cost of sales and SG&A	$71	$70	$12	$20	$11	$11
Capital expenditures	$46	$81	$39	$44	$7	$1

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
A reconciliation of segment EBIT and segment EBITA (non-GAAP) to consolidated income before income taxes is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Segment EBITA (non-GAAP)	$1,114	$946	$2,009	$1,761
Amortization of intangible assets	87	112	174	232
Segment EBIT	1,027	834	1,835	1,529

Corporate expenses	152	186	308	357
Restructuring and impairment costs	57	62	144	95
Water systems AFFF insurance recoveries (1)	(1)	(8)	(131)	(12)
Net financing charges	67	80	126	166
Gain on divestiture	—	—	(70)	—
Net mark-to-market adjustments	14	13	12	14

Income from continuing operations before income taxes	$738	$501	$1,446	$909

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

The following table summarizes changes in the total product warranty liability (in millions):

Balance at September 30, 2025	$120
Accruals for warranties issued	48
Settlements made	(52)
Changes in estimates to pre-existing warranties	48
Currency translation	(1)
Balance at March 31, 2026	$163

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
18.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2026	September 30, 2025

Other current liabilities	$23	$27
Other noncurrent liabilities	152	160
Total reserves for environmental liabilities	$175	$187

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

PFOA, PFOS, and other PFAS compounds are being studied by the U.S. Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. In April 2024, EPA published National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR established legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion ("ppt") for each of PFOA and PFOS, 10 ppt for each of PFHxS, PFNA, and HFPO-DA (commonly known as GenX Chemicals), and a Hazard Index of one for mixtures containing two or more of PFHxS, PFNA, HFPO-DA, and PFBS. In February 2024, EPA released two proposed rules relating to PFAS under the Resource Conservation and Recovery Act (“RCRA”): one rule proposes to list nine PFAS (including PFOA and PFOS) as “hazardous constituents,” and a second rule proposes to clarify that hazardous waste regulated under the rule includes not only substances listed or identified as hazardous waste in the regulations, but also any substances that meet the statutory definition of hazardous waste. In April 2024, EPA finalized a rule designating PFOA and PFOS, along with their salts and structural isomers, as "hazardous substances" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In May 2025, EPA announced that it will retain the 4.0 ppt limit on PFOS and PFOA but will institute a two-year delay in the compliance deadline from 2029 until 2031. EPA also announced its intent to rescind and reconsider the limits on four other types of PFAS (PFHxS, PFNA, HFPO-DA, and PFBS). In February 2026, EPA sent to the White House Office of Management & Budget a proposed rule to rescind the Maximum Contaminant Levels for these four other types of PFAS.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
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

In addition, the Company has identified asset retirement obligations for environmental matters that are expected to be addressed at the retirement, disposal, removal or abandonment of existing owned facilities. Conditional asset retirement obligations were $7 million at both March 31, 2026 and September 30, 2025.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 363 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 40 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 50 pending putative class actions in federal courts originating from 21 states and territories. All of these cases have been direct-filed in or transferred to the MDL. In addition, six proposed class actions were filed in Canada (British Columbia, Manitoba, Quebec and Ontario), which name Tyco Fire Products and other manufacturers as defendants, on behalf of various classes of members (including individuals and government entities) who seek to recover for remediation (past and future) costs, claim property or other environmental damages, or claim personal injuries or other harms arising from alleged exposure to or contamination with PFAS or PFAS-containing products (including AFFF).

AFFF Individual or Mass Actions

There are more than 15,900 individual or “mass” actions pending that were filed in state or federal courts originating from 53 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The Company is currently unable to determine a precise count of personal injury claimants currently pending. The vast majority of these matters transferred to or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are or will be proceeding in state courts, including actions in Arizona, Illinois and Washington.

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
March 31, 2026
(unaudited)

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

In addition, an affiliate of the Company has been named with other manufacturers as a third party by the Canadian Federal Government who is seeking contribution and indemnity in respect of seven single-plaintiff actions filed in Ontario relating to alleged PFAS and benzene contamination of a private well from the use of AFFF in firefighting training.

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

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin. The Company has reached settlements with certain insurers and remains in discussions and litigation with the remaining carriers. In the first six months of fiscal year 2026, the Company recorded

Johnson Controls International plc
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
approximately $131 million of insurance recoveries related to settlements with its insurance carriers in selling, general and administrative expenses in the consolidated statements of income. The Company is unable to predict the amount and timing of any future recoveries under its insurance policies with the remaining carriers. The insurance litigation involves numerous factual and legal issues. There are numerous factual and legal issues to be resolved in connection with these claims. The Company is presently unable to predict the outcome or ultimate financial exposure beyond the water systems AFFF settlement discussed above, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2026	September 30, 2025

Other current liabilities	$58	$58
Other noncurrent liabilities	328	329
Total asbestos-related liabilities	386	387
Other current assets	14	13
Other noncurrent assets	310	326
Total asbestos-related assets	324	339
Net asbestos-related liabilities	$62	$48

The following table presents the components of asbestos-related assets (in millions):

	March 31, 2026	September 30, 2025

Restricted
Cash	$6	$5
Investments	276	290
Total restricted assets	282	295
Insurance receivables for asbestos-related liabilities	42	44
Total asbestos-related assets	$324	$339

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
March 31, 2026
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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	March 31, 2026	September 30, 2025

Other current liabilities	$84	$87
Accrued compensation and benefits	38	38
Other noncurrent liabilities	316	289
Total self-insured liabilities	$438	$414
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

Overview

Johnson Controls International plc, headquartered in Cork, Ireland, a global leader in thermal management, mission-critical building systems, energy efficiency, and decarbonization, helps customers use energy more productively, reduce carbon emissions, and operate with the precision and resilience required in rapidly expanding industries such as data centers, healthcare, pharmaceuticals, advanced manufacturing, and higher education.

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

The following information should be read in conjunction with the September 30, 2025 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 14, 2025. References in the following discussion and analysis to "Three Months," "Second Quarter" or similar language refer to the three months ended March 31, 2026 compared to the three months ended March 31, 2025, while "Year-to-Date" refers to six months ended March 31, 2026 compared to the six months ended March 31, 2025.

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

The Company maintains global operations. The Company has experienced, and could again experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends including the imposition of tariffs and other restrictive trade measures. The United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, Japan, India and Mexico, among others.. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. In addition, the United States and other nations have, and may in the future, pause, reimpose, decrease or increase tariffs. Although the Company has been largely able to mitigate the impact of tariffs that have been enacted to date, if additional tariffs and reciprocal tariffs are implemented (whether as currently proposed or otherwise), such actions could negatively impact the Company's revenue growth and margins in future periods through decreased sales and increased cost of goods sold. In February 2026, certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA), were invalidated by the U.S. Supreme Court. However, the United States has since imposed new tariffs and duties in their place. The Company is currently evaluating its options to mitigate the impact of prior IEEPA tariffs through participation in the IEEPA refund process. To date, the tariffs enacted by the United States and other countries have not had a material impact on the Company's financial performance for the periods presented.

Geopolitical and economic tensions, including the ongoing conflicts in the Middle East, have the potential to cause disruptions in global supply chains, increase costs and create overall volatility. The ongoing conflicts in the Middle East have disrupted energy supplies and supply chains, increased costs for energy and other supplies and created volatility in the capital markets, among other impacts. The net effect of these events will continue to depend on the Company’s ability to successfully mitigate and offset their impacts.

The Company is taking actions to mitigate the actual and anticipated impact of ongoing trade restrictions and geopolitical conflict, including strengthening the Company's in region, for region manufacturing strategy, pivoting to local sourcing in its supply chain, accelerating pricing actions and asserting contractual rights through change orders. The Company has historically taken a variety of actions to mitigate trade restrictions, supply chain disruptions and inflation, including through expanding and redistributing its supplier network, supplier financing, accelerated purchasing and productivity improvements. These actions have largely been successful in mitigating the impacts of the current macroeconomic environment, however, it is uncertain as to whether the actions taken or contemplated to be taken by the Company will be effective in continuing to mitigate the impact of current and future trade restrictions and their related impacts. The Company continues to actively monitor and evaluate the development and potential impacts of tariffs, trade restrictions and geopolitical conflicts on its supply chain and results of operations.

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

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See the section entitled "Risk Factors" in Johnson Controls' Annual Report on Form 10-K for the year ended September 30, 2025 filed with the United States Securities and Exchange Commission ("SEC") on November 14, 2025. Certain of these risk factors have been updated and supplemented in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 filed on February 4, 2026 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change

Net sales	$6,142	$5,676	8%	$11,939	$11,102	8%

The increase in net sales for the three months ended March 31, 2026 was due to higher organic sales ($360 million) and the favorable impact of foreign currency translation ($128 million), partially offset by the impact of divestitures ($22 million). Excluding the impact of foreign currency translation and business divestitures, net sales increased 6% over the prior year, driven by growth across all segments, led by the Americas.

The increase in net sales for the six months ended March 31, 2026 was due to higher organic sales ($671 million) and the favorable impact of foreign currency translation ($200 million), partially offset by the net impact of acquisitions and divestitures ($34 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 6% over the prior year, driven by growth across all segments, led by the Americas.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2026	2025	Change		2026	2025	Change

Cost of sales	$3,880	$3,607	8%		$7,603	$7,107	7%
Gross profit	2,262	2,069	9%		4,336	3,995	9%
% of sales	36.8%	36.5%	30	bp	36.3%	36.0%	30	bp

The increase in gross profit for the three and six months ended March 31, 2026 was primarily due to organic sales growth, productivity improvements and better operating leverage.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings.

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2026	2025	Change		2026	2025	Change

SG&A	$1,401	$1,427	(2%)		$2,622	$2,826	(7%)
% of sales	22.8%	25.1%	(230)	bp	22.0%	25.5%	(350)	bp

The decrease in SG&A for the three months ended March 31, 2026 was primarily due to benefits from ongoing cost reduction actions.

The decrease in SG&A for the six months ended March 31, 2026 was primarily due to AFFF insurance recoveries related to the previously disclosed water systems settlement ($119 million), the gain on the ADT Mexico business divestiture ($70 million) and benefits from ongoing cost actions.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025

Restructuring and related costs	$36	$40	$73	$73
Other impairments	21	22	71	22
Restructuring and impairment costs	$57	$62	$144	$95

Refer to Note 3, "Divestitures" and Note 14, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring actions and impairment costs.

Net Financing Charges

Refer to Note 9, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's net financing charges and debt.

Income Tax Provision

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025

Income tax provision	$126	$26	$278	$73
Effective tax rate	17.1%	5.2%	19.2%	8.0%
Refer to Note 15, "Income Taxes" of the notes to the consolidated financial statements for further disclosure related to the Company's income taxes.

Segment Analysis

The Chief Executive Officer, the Company’s chief operating decision maker ("CODM"), evaluates the performance of its segments and allocates resources based on two profitability measures, Segment EBIT and Segment EBITA (non-GAAP):

•Segment earnings before interest and taxes (“Segment EBIT”) represents segment income from continuing operations, excluding restructuring and impairment costs, AFFF related settlement costs and insurance recoveries, gains or losses on divestitures, and net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments. Segment EBIT is used as a tool to allow the CODM to evaluate the recurring profitability of the segments, including revenues and expenses that are within the operational control of the segments, and excluding the impact of certain non-cash and non-recurring items. Segment EBIT also provides the CODM with visibility into the integration of key strategic initiatives, such as acquisitions and mergers.

•Segment earnings before interest, taxes and amortization ("Segment EBITA") (non-GAAP) represents Segment EBIT, excluding the impact of amortization of intangible assets. Segment EBITA provides the CODM with performance comparability across periods and more accurate benchmarking against peer companies that may not have similar historical acquisition activity, by holding constant the impact of significant acquisitions.

Both Segment EBIT and Segment EBITA are reviewed by the CODM and compared against the profit plan and forecast for the current and prior year. Segment EBITA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies.

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change

Americas	$4,121	$3,837	7%	$7,964	$7,464	7%
EMEA	1,282	1,201	7%	2,543	2,358	8%
APAC	739	638	16%	1,432	1,280	12%
	$6,142	$5,676	8%	$11,939	$11,102	8%
Three Months:

•The increase in Americas was due to organic growth ($260 million) and foreign currency translation ($24 million). Excluding the impact of foreign currency translation, sales increased 7%, led by continued strength across Applied HVAC. Products and Systems sales increased 5% and Services increased 10%.

•The increase in EMEA was due to the favorable impact of foreign currency translation ($89 million) and organic growth ($14 million), partially offset by the impact of divestitures ($22 million). Excluding the impact of foreign currency translation and divestitures, sales increased 1%, as Products and Systems growth offset disruptions caused by the Middle East conflicts and lower non-recurring Services volumes during the quarter.

•The increase in APAC was due to organic growth ($86 million) and foreign currency translation ($15 million). Excluding the impact of foreign currency translation, sales increased 13%, led by over 20% growth in Applied HVAC primarily due to data center application growth.

Year to Date:

•The increase in Americas was due to organic growth ($470 million) and foreign currency translation ($30 million). Excluding the impact of foreign currency translation, sales increased 6%, led by continued strength across Applied HVAC. Products and Systems sales increased 5% and Services increased 10%.

•The increase in EMEA was due to the favorable impact of foreign currency translation ($154 million) and organic growth ($65 million), partially offset by the net impact of business acquisitions and divestitures ($34 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, sales increased 3%. Products and Systems sales increased 2% and Services increased 3%.

•The increase in APAC was due to organic growth ($136 million) and foreign currency translation ($16 million). Excluding the impact of foreign currency translation, sales increased 10%, led by 14% growth in Products and Systems primarily due to data center application growth.

Segment EBIT and Segment EBITA (non-GAAP)

	Segment EBIT Three Months Ended March 31,			Segment EBIT Six Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change

Americas	$705	$616	14%	$1,249	$1,110	13%
EMEA	179	117	53%	330	233	42%
APAC	143	101	42%	256	186	38%

	Segment EBITA (non-GAAP) Three Months Ended March 31,			Segment EBITA (non-GAAP) Six Months Ended March 31,
(in millions)	2026	2025	Change	2026	2025	Change

Americas	$782	$707	11%	$1,402	$1,296	8%
EMEA	186	135	38%	344	271	27%
APAC	146	104	40%	263	194	36%
Three Months:

•The increase in Americas was primarily driven by favorable pricing, productivity improvements and increased volumes.

•The increase in EMEA was primarily driven by productivity improvements and improved leverage on higher revenue.

•The increase in APAC was primarily driven by increased volumes and productivity improvements.

Year to Date:
•The increase in Americas was primarily driven by favorable pricing, productivity improvements and increased volumes.

•The increase in EMEA was primarily driven by productivity improvements and improved leverage on higher revenue.

•The increase in APAC was primarily driven by increased volumes and productivity improvements.

A reconciliation of income from continuing operations before income taxes to Segment EBIT and Segment EBITA (non-GAAP) is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income from continuing operations before income taxes	$738	$501	$1,446	$909

Corporate expenses	152	186	308	357
Restructuring and impairment costs	57	62	144	95
Water systems AFFF insurance recoveries (1)	(1)	(8)	(131)	(12)
Net financing charges	67	80	126	166
Gain on divestiture	—	—	(70)	—
Net mark-to-market adjustments	14	13	12	14
Segment EBIT	1,027	834	1,835	1,529
Amortization of intangible assets	87	112	174	232
Segment EBITA (non-GAAP)	$1,114	$946	$2,009	$1,761

Backlog and Orders

Backlog and orders are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. The Company believes backlog is a useful measure for evaluating its operational performance and relationship to total orders. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes backlog and orders by segment:

	Backlog		Orders
(in billions)	March 31, 2026	Year-over-Year Change (1)	Three Months Ended March 31, 2026	Year-over-Year Change (1)

Americas	$14.9	32%	$5.3	40%
EMEA	3.2	13%	1.4	11%
APAC	1.9	14%	0.7	4%
Total	$20.0	26%	$7.4	30%

(1) Change is compared to March 31, 2025 (backlog) and the three months ended March 31, 2025 (orders) and excludes the impact of acquisitions, divestitures and foreign currency.

Backlog
Backlog increased 26%, led by growth in Products and Systems.
•The 32% increase in backlog for Americas was led by 37% growth in Products and Systems, partially offset by a 2% decrease in Services.
•The 13% increase in backlog for EMEA was due to 14% growth in Services and 13% growth in Products and Systems.
•The 14% increase in backlog for APAC was due to 14% growth in Products and Systems and 6% growth in Services.

Orders
Orders increased 30%, reflecting sustained demand in large projects across our core markets, including our solutions for large-scale data center projects.
•The 40% increase in orders for Americas was led by 57% growth in Products and Systems and 4% growth in Services.
•The 11% increase in orders for EMEA was led by 26% growth in Products and Systems, partially offset by an 8% decrease in Services.
•The 4% increase in backlog for APAC was due to 6% growth in Products and Systems and 2% growth in Services.

Remaining performance obligations were $26.3 billion at March 31, 2026. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

(in millions)	March 31, 2026	September 30, 2025	Change

Current assets	$10,991	$10,162
Current liabilities	10,605	10,941
Working capital	$386	$(779)	(150)%

Accounts receivable - net	$6,614	$6,269	6%
Inventories	1,933	1,820	6%
Accounts payable	3,610	3,614	—%

The increase in working capital at March 31, 2026 as compared to September 30, 2025 was primarily due to increases in cash and accounts receivable and decreases in accrued compensation and the current portion of long-term debt, partially offset by an increase in deferred revenue and the net impact of other current assets and liabilities.

Cash Flows From Continuing Operations

	Six Months Ended March 31,
(in millions)	2026	2025

Cash provided by operating activities	$1,283	$799
Cash provided (used) by investing activities	41	(217)
Cash used by financing activities	(1,030)	(474)

The increase in cash provided by operating activities primarily reflects higher net income and favorable changes in accounts payable and accrued liabilities and other assets, partially offset by higher accounts receivable.

The change in investing activities was due to proceeds from the ADT Mexico divestiture.

The increase in cash used by financing activities was primarily due to changes in net debt activity, partially offset by lower stock repurchases.

Capitalization

(in millions)	March 31, 2026	September 30, 2025

Short-term debt	$882	$723
Current portion of long-term debt	28	566
Long-term debt	8,613	8,591
Total debt	9,523	9,880
Less: Cash and cash equivalents	698	379
Net debt	$8,825	$9,501

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$13,518	$12,927
Total capitalization (Total debt plus Equity)	23,041	22,807
Net capitalization (Net debt plus Equity)	22,343	22,428

Total debt as a % of Total capitalization	41.3%	43.3%
Net debt as a % of Net capitalization	39.5%	42.4%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•The Company completed its previously announced accelerated share repurchase ("ASR") program in the second quarter of fiscal 2026 and resumed open market repurchases after final settlement of the ASR transactions. In total, the Company invested $5.0 billion to repurchase 43,693,817 shares at an average price of $114.43 per share. As of March 31, 2026, approximately $4.5 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.40 per common share in the quarter ended March 31, 2026 and intends to continue paying dividends throughout fiscal 2026.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $698 million at March 31, 2026, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $441 million as of March 31, 2026 and $400 million as of September 30, 2025.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028. There were no draws on the revolving credit facility as of March 31, 2026 and September 30, 2025.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of March 31, 2026, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa1	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of March 31, 2026, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

	Six Months Ended March 31, 2026	Year Ended September 30, 2025
Net loss attributable to the Obligor Group	$151	$844
Net loss attributable to intercompany transactions	25	56

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	March 31, 2026	September 30, 2025	March 31, 2026	September 30, 2025
Current assets	$1,245	$2,748	$6,272	$6,161
Noncurrent assets	243	243	2,148	2,450
Current liabilities	1,665	1,585	3,053	4,041
Noncurrent liabilities	8,491	8,473	5,021	22,450	*

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2026.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth herein, there have been no material changes to the disclosure regarding risk factors presented in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

Cybersecurity incidents impacting our IT systems and digital products could disrupt business operations, result in the loss of critical and confidential information, and materially and adversely affect our reputation and results of operations.

We rely upon the capacity, reliability and security of our IT and data security infrastructure, and our ability to expand and continually update this infrastructure in response to the changing needs of our business. Also, the implementation of new systems, integration of existing systems and supporting our older systems all increase risks of security breaches. If we experience a problem with the functioning of an important IT system as a result of increased burdens placed on our IT infrastructure or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business, reputation and financial results.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats directed at the company and its products, customers and/or third-party service providers, including cloud providers. Moreover, AI and machine learning technologies continue to develop rapidly, and it is impossible to predict the future risks and market disruptions that may arise from such developments. Threat actors are already leveraging such technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. For example, powerful new AI tools are finding previously undetected vulnerabilities in short time spans and creating exposures to zero-day attacks, all of which significantly diminish the window for us and our third-party service providers to detect, respond to and protect our IT and data security infrastructure. In addition, the vendors we use to support our business and operations have experienced, and will likely continue to experience, these types of threats and incidents, which add to the risks to our IT systems (including our cloud services providers’ systems), internal networks, our customers’ systems and the information stored and processed on such networks and systems. Despite our efforts to deploy countermeasures to deter, prevent, detect, respond to and mitigate cybersecurity threats, we have experienced, and will likely continue to experience, cybersecurity incidents and attacks. Such incidents have remained, and could in the future remain, undetected for an extended period of time, and the losses arising from such incidents could exceed our available insurance coverage for such matters.

Any future cybersecurity incidents or attacks, depending on their nature and scope, may result in the incurrence of significant costs, reputational damage, exposure to legal claims, enforcement actions, audits, investigations and fines levied by governmental organizations, misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties), the theft of intellectual property and the diminution in the value of our investment in research, development and engineering, and the disruption of business operations.

Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. Moreover, an increasing number of our products, services and technologies, including our OpenBlue software platform, are delivered with digital capabilities and accompanying interconnected device networks, which include sensors, data, building management systems and advanced computing and analytics capabilities. If we are unable to manage the lifecycle cybersecurity risk in development, deployment and operation of our digital platforms and services, they could become susceptible to cybersecurity incidents and lead to third-party claims that our product failures have caused damage to our customers. This risk is enhanced by the increasingly connected nature of our products and the role they play in managing building systems.

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts, our business, data and our products have been and will in the future be vulnerable to security incidents, theft, misplaced or lost data, programming errors, or errors that could potentially lead to the compromise or further compromise of such data, improper use of our products, systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. During September 2023, we experienced a cybersecurity event where certain data, primarily employee, job applicant and personal information and other related data, was impacted. The Company has taken appropriate actions to notify individuals and regulatory authorities.

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

Such an event could lead customers to select the products and services of our competitors, harm our reputation and credibility, cause unfavorable publicity or otherwise adversely affect certain existing and potential customers’ perception of the security and reliability of our services, all of which could result in lost sales. In addition, we have and may in the future be required to make certain third-party notifications to individuals and regulators.

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

Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we maintain general liability insurance coverage and coverage for errors or omissions, such coverage might not be adequate or otherwise protect us from liabilities or damages with respect to such claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in adverse changes to our insurance policies could have an adverse effect on our business and financial results.

We are incorporating artificial intelligence technologies into our products, services and processes. These technologies may present business, compliance and reputational risks.

Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. The introduction of these technologies, particularly generative AI, into internal processes and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss or theft of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our stakeholders, our reputation and our business, and expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to drive internal efficiencies or create new or enhanced products or services that we are unable to compete against on cost, quality or other attributes. Furthermore, the emergence of increasingly sophisticated AI and machine learning technology has prompted lawmakers around the world to consider the regulation of such technology, including in jurisdictions in which we operate. Such regulations may impose obligations on companies like ours, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have a material adverse effect on our business, operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2026, approximately $4.5 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in June 2025. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

On August 7, 2025, the Company entered into accelerated share repurchase transactions (the “ASR Transactions”) to repurchase an aggregate of $5.0 billion (the “Repurchase Price”) of the Company’s ordinary shares (the “Shares”). The ASR Transactions were completed under the Company’s current share repurchase authorization. Under the terms of the ASR Transactions, on August 11, 2025, the Company paid the Repurchase Price to the Counterparties in exchange for an initial delivery of approximately 43,140,640 Shares. Upon final settlement of the ASR Transactions in February 2026, the Company received an additional 553,177 Shares. The total number of Shares ultimately repurchased under the ASR Transactions was based on the volume-weighted average prices of the Shares during the term of the ASR Transactions, less a discount and subject to customary adjustments. In total, the Company invested $5.0 billion to repurchase 43,693,817 shares at an average price of $114.43 per share.

The Company resumed open market repurchases in the second quarter of fiscal 2026 after final settlement of the ASR Transactions. During the three and six months ended March 31, 2026, the Company repurchased and immediately retired $215 million of its ordinary shares in open market transactions.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
01/01/26 - 01/31/26	—	$—	—	$4,753,103,166
02/01/26 - 02/28/26 (1)	553,177	—	553,177	4,753,103,166
03/01/26 - 03/31/26	1,611,239	133.44	1,611,239	4,538,103,202

(1) The ASR Transactions were completed in February 2026, at which time the Company received 553,177 additional shares of our common stock resulting from changes in the volume-weighted average stock price of our common stock over the term of the transaction.

ITEM 5. OTHER INFORMATION

Director and Officer Rule 10b5-1 Plans

During the three months ended March 31, 2026, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: May 6, 2026	By:	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer