Form 10-Q
period 2026-06-30
Johnson Controls International plc
filed 2026-07-29
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Ordinary Shares Outstanding at June 30, 2026
Ordinary Shares, $0.01 par value per share	605,741,470

JOHNSON CONTROLS INTERNATIONAL PLC
FORM 10-Q
Report Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Johnson Controls International plc
Consolidated Statements of Income
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales
Products and systems	$4,596	$4,122	$12,687	$11,672
Services	2,018	1,930	5,866	5,482
	6,614	6,052	18,553	17,154
Cost of sales
Products and systems	3,012	2,656	8,448	7,635
Services	1,128	1,150	3,295	3,278
	4,140	3,806	11,743	10,913

Gross profit	2,474	2,246	6,810	6,241

Selling, general and administrative expenses	1,407	1,417	4,029	4,243
Restructuring and impairment costs	80	51	224	146
Net financing charges	71	77	197	243
Equity income	1	4	3	5

Income from continuing operations before income taxes	917	705	2,363	1,614

Income tax provision	165	87	443	160

Income from continuing operations	752	618	1,920	1,454

Income (loss) from discontinued operations, net of tax	—	160	(27)	301

Net income	752	778	1,893	1,755

Income attributable to noncontrolling interests
Continuing operations	3	—	7	—
Discontinued operations	—	77	—	157

Net income attributable to Johnson Controls	$749	$701	$1,886	$1,598

Income (loss) attributable to Johnson Controls
Continuing operations	$749	$618	$1,913	$1,454
Discontinued operations	—	83	(27)	144
Total	$749	$701	$1,886	$1,598

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$1.23	$0.94	$3.13	$2.21
Discontinued operations	—	0.13	(0.04)	0.22
Total	$1.23	$1.07	$3.09	$2.43

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$1.23	$0.94	$3.12	$2.20
Discontinued operations	—	0.13	(0.04)	0.22
Total	$1.23	$1.07	$3.08	$2.42

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Net income	$752	$778	$1,893	$1,755

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	70	(127)	216	(350)
Other	(2)	(6)	1	10
Other comprehensive income (loss)	68	(133)	217	(340)

Total comprehensive income	820	645	2,110	1,415

Comprehensive income attributable to noncontrolling interests	8	97	13	134

Comprehensive income attributable to Johnson Controls	$812	$548	$2,097	$1,281

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position
(in millions, except par value; unaudited)

	June 30, 2026	September 30, 2025
Assets

Cash and cash equivalents	$641	$379
Accounts receivable, less allowance for expected credit losses of $165 and $205, respectively	6,970	6,269
Inventories	1,955	1,820
Current assets held for sale	4	14
Other current assets	1,711	1,680
Current assets	11,281	10,162

Property, plant and equipment - net	1,977	2,193
Goodwill	16,612	16,633
Other intangible assets - net	3,550	3,613
Noncurrent assets held for sale	225	140
Other noncurrent assets	5,114	5,198
Total assets	$38,759	$37,939

Liabilities and Equity

Short-term debt	$865	$723
Current portion of long-term debt	311	566
Accounts payable	3,917	3,614
Accrued compensation and benefits	1,098	1,268
Deferred revenue	2,943	2,470
Current liabilities held for sale	5	12
Other current liabilities	2,144	2,288
Current liabilities	11,283	10,941

Long-term debt	8,299	8,591
Pension and postretirement benefit obligations	177	211
Noncurrent liabilities held for sale	34	9
Other noncurrent liabilities	5,451	5,233
Noncurrent liabilities	13,961	14,044

Commitments and contingencies (Note 18)

Ordinary shares, $0.01 par value	6	6
Ordinary A shares, €1.00 par value	—	—
Preferred shares, $0.01 par value	—	—
Ordinary shares held in treasury, at cost	(1,364)	(1,302)
Capital in excess of par value	15,271	14,865
Retained earnings	—	—
Accumulated other comprehensive loss	(431)	(642)
Shareholders’ equity attributable to Johnson Controls	13,482	12,927
Noncontrolling interests	33	27
Total equity	13,515	12,954
Total liabilities and equity	$38,759	$37,939

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows
(in millions; unaudited)

	Nine Months Ended June 30,
	2026	2025
Operating Activities of Continuing Operations
Income from continuing operations:
Attributable to Johnson Controls	$1,913	$1,454
Attributable to noncontrolling interests	7	—
Total	1,920	1,454
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	495	585
Pension and postretirement benefits	(39)	(52)
Deferred income taxes	(58)	(146)
Noncash restructuring and impairment charges	160	56
Equity-based compensation	95	107
(Gain) loss on business divestitures	(86)	6
Other - net	2	2
Changes in assets and liabilities:
Accounts receivable	(757)	(79)
Inventories	(166)	(79)
Other assets	62	(289)
Restructuring reserves	(25)	2
Accounts payable and accrued liabilities	764	31
Accrued income taxes	205	(12)
Cash provided by operating activities from continuing operations	2,572	1,586

Investing Activities of Continuing Operations
Capital expenditures	(243)	(304)
Acquisitions of businesses, net of cash acquired	(291)	(9)
Divestitures of businesses, net of cash divested	331	2
Other - net	(32)	9
Cash used by investing activities from continuing operations	(235)	(302)

Financing Activities of Continuing Operations
Net proceeds (payments) from borrowings with maturities less than three months	(194)	283
Proceeds from debt	545	1,369
Repayments of debt	(639)	(1,096)
Stock repurchases and retirements	(850)	(970)
Payment of cash dividends	(734)	(733)
Employee equity-based compensation withholding taxes	(62)	(33)
Other - net	(12)	69
Cash used by financing activities from continuing operations	(1,946)	(1,111)

Discontinued Operations
Cash (used) provided by operating activities	(98)	255
Cash used by investing activities	(155)	(52)
Cash used by financing activities	—	(174)
Cash (used) provided by discontinued operations	(253)	29
Effect of exchange rate changes on cash, cash equivalents and restricted cash	122	(216)
Change in cash, cash equivalents and restricted cash held for sale	—	3
Increase (decrease) in cash, cash equivalents and restricted cash	260	(11)
Cash, cash equivalents and restricted cash at beginning of period	398	767
Cash, cash equivalents and restricted cash at end of period	658	756
Less: Restricted cash	17	25
Cash and cash equivalents at end of period	$641	$731

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity
(in millions, except per share data; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$13,518	$15,805	$12,927	$16,098

Ordinary Shares - Beginning and ending balance	6	7	6	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,362)	(1,299)	(1,302)	(1,268)
Employee equity-based compensation withholding taxes	(2)	(2)	(62)	(33)
Ending balance	(1,364)	(1,301)	(1,364)	(1,301)

Capital in Excess of Par Value
Beginning balance	15,368	17,626	14,865	17,475
Share-based compensation expense	25	29	73	75
Repurchases and retirements of ordinary shares	(129)	—	308	—
Other, including options exercised	7	4	25	109
Ending balance	15,271	17,659	15,271	17,659

Retained Earnings
Beginning balance	—	599	—	848
Net income attributable to Johnson Controls	749	701	1,886	1,598
Cash dividends declared	(243)	(244)	(728)	(730)
Repurchases and retirements of ordinary shares	(506)	(310)	(1,158)	(970)
Ending balance	—	746	—	746

Accumulated Other Comprehensive Loss
Beginning balance	(494)	(1,128)	(642)	(964)
Other comprehensive income (loss)	63	(153)	211	(317)
Ending balance	(431)	(1,281)	(431)	(1,281)
Ending Balance	13,482	15,830	13,482	15,830

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	25	1,227	27	1,263
Comprehensive income	8	97	13	134
Dividends	—	(109)	(7)	(187)
Other	—	—	—	5
Ending Balance	33	1,215	33	1,215

Total Shareholders' Equity	$13,515	$17,045	$13,515	$17,045
Cash Dividends Declared per Ordinary Share	$0.40	$0.37	$1.20	$1.11

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)

1.BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of Johnson Controls International plc, a public limited company organized under the laws of Ireland, and its subsidiaries (Johnson Controls International plc and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Johnson Controls"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 14, 2025. The results of operations for the three and nine month periods ended June 30, 2026 are not necessarily indicative of results for the Company’s 2026 fiscal year because of seasonal and other factors.

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

Nature of Operations

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in thermal management, mission-critical building systems, energy efficiency, and decarbonization. The Company helps customers create, maintain, and optimize indoor operating environments that use energy more productively, reduce carbon emissions, and support the precise, reliable and resilient operating conditions in rapidly expanding industries such as data centers, healthcare, pharmaceuticals, advanced manufacturing, and higher education.

The Company is a fully integrated industrial technology company that engineers, manufactures, commissions and retrofits building products and systems, including commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services through a large global field workforce and service network along with its system integration expertise and managing the full lifecycle of critical indoor environments — from design and commissioning through ongoing service and retrofit. Combining its broad product portfolio, digital capabilities, direct channel and lifecycle service expertise, the Company partners with customers to address distinct and diverse operating environments, regulatory requirements, and the critical operational needs of their facilities.

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

Prior Period Revision – Statement of Cash Flows

Amounts reported as "Repayments of debt" and "Proceeds from debt" have been revised for certain short-term debt transactions that occurred in the nine months ended June 30, 2025 and were incorrectly presented on a net basis within the financing activities section of the consolidated statements of cash flows. Cash provided by financing activities and the total increase (decrease) in cash, cash equivalents and restricted cash were unchanged for all affected periods. The Company does not consider the incorrect presentation to be material to any periods impacted.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
3.     ACQUISITIONS AND DIVESTITURES

Acquisitions

During the third quarter of fiscal 2026, the Company closed the acquisitions of Alloy Enterprises and Nantum AI. The total aggregate consideration for the acquisitions, net of cash acquired, was approximately $291 million, of which a meaningful component related to Alloy Enterprises. Alloy Enterprises is a thermal, mechanical and materials sciences technology company that designs and manufactures advanced direct liquid cooling components. Nantum AI expands capabilities within the Johnson Controls OpenBlue digital ecosystem. These businesses will be reported within the Americas segment. In connection with the acquisitions, the Company recorded goodwill of $193 million, primarily related to the expected synergies from combining the operations into our business, and $127 million of definite-lived intangible assets related to developed technology being amortized on a straight-line basis over 15 years.

Divestitures

Assets and Liabilities Held for Sale

During the third quarter of fiscal 2026, the Company signed a definitive agreement to sell its ADT United Kingdom Residential Security business and determined that it met the criteria to be classified as held for sale. The transaction is expected to close in fiscal 2027. The business did not meet the criteria to be classified as a discontinued operation as the divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial results. As of June 30, 2026, $229 million of assets and $39 million of liabilities associated with the business were separately presented as held for sale in the consolidated statements of financial position.

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of June 30, 2026, the estimated fair value less costs to sell of the held for sale business exceeded its carrying value, and therefore, no adjustment was necessary.

ADT Spain Security Business

On April 1, 2026, the Company completed the sale of its ADT Spain Security business for net proceeds of $98 million, with no gain or loss recorded on the transaction. As the estimated fair value less costs to sell was below its carrying value, the Company recorded non-cash impairment charges in the first quarter of fiscal 2026 of $50 million within restructuring and impairment costs in the consolidated statements of income.

ADT Mexico Security Business

On October 31, 2025, the Company completed the sale of its ADT Mexico Security business for net proceeds of $207 million. In connection with the sale, the Company recognized a pre-tax gain of $70 million within selling, general and administrative expenses in the consolidated statements of income for the nine months ended June 30, 2026.

The held for sale assets and liabilities in the consolidated balance sheet at September 30, 2025 included $154 million of assets and $21 million of liabilities associated with the ADT Mexico Security business, as the Company determined that the held for sale criteria was met in the third quarter of 2025.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
The results of the R&LC HVAC business recorded in income from discontinued operations, net of tax, was a loss of $27 million for the nine months ended June 30, 2026, reflecting the impacts of post-closing working capital, net debt and other discontinued operations adjustments.

The following table summarizes the results of the R&LC HVAC business which were reported as discontinued operations (in millions) for the three and nine months ended June 30, 2025:

	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025
Net sales	$1,369	$3,404
Cost of goods sold	1,007	2,579
Gross profit	362	825
Selling, general and administrative expenses	212	584
Restructuring and impairment costs	12	21
Net financing charges	5	6
Equity income	77	211
Income from discontinued operations before income taxes	210	425
Provision for income taxes on discontinued operations	50	124
Income from discontinued operations, net of tax	160	301
Income from discontinued operations attributable to noncontrolling interest, net of tax	77	157
Income from discontinued operations	$83	$144

In the three months ended June 30, 2026, the Company paid approximately $155 million related to final purchase price adjustments associated with the sale of the R&LC HVAC business to the Bosch Group.

4.     REVENUE RECOGNITION

Disaggregated Revenue

The following tables present the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Three Months Ended June 30,
	2026			2025
	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$3,194	$1,310	$4,504	$2,847	$1,195	$4,042
EMEA	777	487	1,264	756	517	1,273
APAC	625	221	846	519	218	737

Total	$4,596	$2,018	$6,614	$4,122	$1,930	$6,052

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)

	Nine Months Ended June 30,
	2026			2025
	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$8,709	$3,759	$12,468	$8,094	$3,412	$11,506
EMEA	2,338	1,469	3,807	2,177	1,454	3,631
APAC	1,640	638	2,278	1,401	616	2,017

Total	$12,687	$5,866	$18,553	$11,672	$5,482	$17,154

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

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

	Location of contract balances	June 30, 2026	September 30, 2025
Contract assets - current	Accounts receivable - net	$2,582	$2,178
Contract assets - noncurrent	Other noncurrent assets	6	9
Contract liabilities - current	Deferred revenue	2,943	2,470
Contract liabilities - noncurrent	Other noncurrent liabilities	468	478

For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $363 million and $279 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year. For the nine months ended June 30, 2026 and 2025, the Company recognized revenue of $1,814 million and $1,550 million, respectively, that was included in the contract liability balance at the end of the prior fiscal year.

Performance Obligations

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $27.1 billion, of which approximately 68% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose construction contracts, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations of service contracts with a duration of one year or less and open purchase orders from the indirect third-party sales channel that have a short cycle time (generally 60 days or less).

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
June 30, 2026
(unaudited)
The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	June 30, 2026	September 30, 2025
Other current assets	$331	$327
Other noncurrent assets	203	249
Total	$534	$576

Amortization of costs to obtain or fulfill a contract was $124 million and $104 million during the three months ended June 30, 2026 and 2025, respectively. Amortization of costs to obtain or fulfill a contract was $349 million and $279 million during the nine months ended June 30, 2026 and 2025, respectively.

5.     INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2026	September 30, 2025

Raw materials and supplies	$862	$716
Work-in-process	145	132
Finished goods	948	972
Inventories	$1,955	$1,820

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes changes in the carrying amount of goodwill in each of the Company’s reportable segments (in millions):

	Nine Months Ended June 30, 2026
	Americas	EMEA	APAC	Total
Goodwill	$14,092	$2,388	$1,348	$17,828
Accumulated impairment loss	(918)	(277)	—	(1,195)
Balance at beginning of period	13,174	2,111	1,348	16,633
Acquisitions	193	3	—	196
Foreign currency translation and other (1)	(30)	(188)	1	(217)
Balance at end of period	$13,337	$1,926	$1,349	$16,612
(1) Includes the allocation of goodwill to the ADT Spain Security business and the ADT United Kingdom Residential Security business disposal groups of $38 million and $102 million, respectively. Refer to Note 3, "Acquisitions and Divestitures" of the notes to the consolidated financial statements for further information.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
Other intangible assets, primarily from business acquisitions, consisted of (in millions):

	June 30, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,330	$(787)	$543	$1,197	$(714)	$483
Customer relationships	2,006	(1,384)	622	2,026	(1,272)	754
Miscellaneous	993	(569)	424	910	(511)	399
	4,329	(2,740)	1,589	4,133	(2,497)	1,636
Indefinite-lived intangible assets
Trademarks/trade names	1,961	—	1,961	1,977	—	1,977
Total intangible assets	$6,290	$(2,740)	$3,550	$6,110	$(2,497)	$3,613

Amortization of other intangible assets included within continuing operations for the three months ended June 30, 2026 and 2025 was $90 million and $110 million, respectively. Amortization of other intangible assets included within continuing operations for the nine months ended June 30, 2026 and 2025 was $264 million and $342 million, respectively.

7.    SUPPLEMENTAL CASH FLOW DISCLOSURES

The following table presents supplemental noncash operating lease activity (in millions):

	Nine Months Ended June 30,
	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities	$284	$421

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

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. Accounts payable included in the SCF programs were approximately $901 million and $835 million as of June 30, 2026 and September 30, 2025, respectively.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
9.    DEBT AND FINANCING ARRANGEMENTS

Short-term debt consisted of the following (in millions):

	June 30, 2026	September 30, 2025
Commercial paper	$200	$400
Term loans	665	320
Bank borrowings	—	3
	$865	$723
Weighted average interest rate on short-term debt outstanding	3.5%	4.5%

As of June 30, 2026, the Company had an outstanding syndicated committed revolving credit facility of $2.5 billion which is scheduled to expire in December 2028. There were no draws on the facility as of June 30, 2026.

In February 2026, the Company repaid $538 million of outstanding 3.90% Notes due 2026.

The following table presents the Company's net financing charges (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025

Interest expense, net of capitalized interest costs	$58	$55	$160	$178
Other financing charges	5	4	16	14
Interest income	(3)	(3)	(6)	(8)
Net foreign exchange results for financing activities	11	21	27	59
Net financing charges	$71	$77	$197	$243

Net financing charges includes pre-tax gains (losses) on derivatives not designated as hedging instruments of $(33) million and $71 million for the three months ended June 30, 2026 and 2025, respectively, and $(222) million and $(13) million for the nine months ended June 30, 2026 and 2025, respectively, which are offset by changes in foreign exchange rates on underlying exposures during those periods.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Derivatives	$120	$—	$120	$—
Other noncurrent assets
Deferred compensation plan assets	70	70	—	—
Exchange traded funds (fixed income)(1)	71	71	—	—
Exchange traded funds (equity)(1)	231	231	—	—
Total assets	$492	$372	$120	$—
Other current liabilities
Derivatives	$74	$—	$74	$—
Total liabilities	$74	$—	$74	$—
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

Net Investment Hedges

The Company enters into foreign-currency-denominated debt obligations in order to manage foreign currency translation risk associated with normal operations. The carrying value of foreign operations translates on a recurring basis using the exchange rate at the end of the applicable period and approximates its fair value. As of June 30, 2026, the Company had designated debt obligations of €2.9 billion as partial hedges of its investments in certain euro-denominated subsidiaries. As

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
of September 30, 2025, the Company had designated debt obligations of €2.9 billion and ¥30 billion as partial hedges of its investments in certain euro-denominated and yen-denominated subsidiaries.

The fair value of foreign-currency-denominated debt was $3.4 billion as of June 30, 2026 and $3.6 billion as of September 30, 2025. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income ("AOCI") account within shareholders' equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally.

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments ("CTA") within other comprehensive income (loss) were $22 million and $(269) million for the three months ended June 30, 2026 and 2025, respectively, and $115 million and $(162) million for the nine months ended June 30, 2026 and 2025, respectively.

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

Unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at June 30, 2026 and 2025 were $38 million and $24 million for the three months ended June 30, 2026 and 2025, respectively, and $31 million and $14 million for the nine months ended June 30, 2026 and 2025, respectively.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at June 30, 2026 and September 30, 2025 was as follows (in billions):

	June 30,	September 30,
	2026	2025
Public debt	$7.8	$8.4
Other long-term debt	0.5	0.5
Total fair value of long-term debt	$8.3	$8.9

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
11. WEIGHTED AVERAGE SHARES OUTSTANDING

The following table reconciles shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	608	655	610	659
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2	2	2	2
Diluted weighted average shares outstanding	610	657	612	661

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes changes in AOCI attributable to Johnson Controls (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Foreign currency translation adjustments
Balance at beginning of period	$(493)	$(1,131)	$(638)	$(956)
Aggregate adjustment for the period	65	(147)	210	(322)
Balance at end of period	(428)	(1,278)	(428)	(1,278)

Other
Balance at beginning of period	(1)	3	(4)	(8)
Current period changes in fair value	3	—	19	16
Reclassification to income	(5)	(7)	(17)	(11)
Net tax impact	—	1	(1)	—
Balance at end of period	(3)	(3)	(3)	(3)

Accumulated other comprehensive loss, end of period	$(431)	$(1,281)	$(431)	$(1,281)

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
13.    PENSION AND RETIREMENT PLANS

The components of net periodic benefit cost (credit) associated with defined benefit pension and postretirement plans, which are primarily recorded in selling, general and administrative expenses ("SG&A") in the consolidated statements of income, are shown in the table below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Service cost	$4	$5	$12	$13
Interest cost	32	33	96	99
Expected return on plan assets	(44)	(47)	(132)	(139)
Amortization of prior service credit	(1)	(2)	(2)	(4)
Net periodic benefit credit	$(9)	$(11)	$(26)	$(31)

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

The following table summarizes restructuring and related costs (in millions):

	Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026	Inception to June 30, 2026

Americas	$7	$39	$90
EMEA	10	28	77
APAC	1	6	23
Corporate	27	45	92
Total	$45	$118	$282

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
The following table summarizes changes in the reserve under the Company's restructuring plan announced in the fourth quarter of fiscal 2024, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Balance at September 30, 2025	$39	$—	$5	$44
Restructuring and related costs	55	53	10	118
Utilized—cash	(78)	—	(7)	(85)
Utilized—noncash	—	(53)	—	(53)
Other	18	—	1	19
Balance at June 30, 2026	$34	$—	$9	$43

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

For the three months ended June 30, 2026, the Company's effective tax rate for continuing operations was 18.0% and was higher than the statutory tax rate of 12.5% primarily due to tax rate differentials, partially offset by the benefits of continuing global tax planning.

For the nine months ended June 30, 2026, the Company's effective tax rate for continuing operations was 18.7% and was higher than the statutory tax rate of 12.5% primarily due to the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") insurance proceeds, the tax impact of current and planned divestitures, and tax rate differentials, partially offset by the benefits of continuing global tax planning.

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

Uncertain Tax Positions

At September 30, 2025, the Company had gross tax-effected unrecognized tax benefits of $1.9 billion, of which $1.4 billion, if recognized, would impact the effective tax rate. Accrued interest, net at September 30, 2025 was approximately $459 million (net of tax benefit). Interest accrued during the nine months ended June 30, 2026 and 2025 was approximately $74 million and $64 million (both net of tax benefit), respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
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

In the U.S., fiscal years 2019 through 2020 are currently under audit and fiscal years 2017 through 2018 are currently under appeal with the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions:

Tax Jurisdiction	Tax Years Covered
Belgium	2016 - 2017; 2019 - 2020
Germany	2007 - 2021
Mexico	2018 - 2021
United Kingdom	2020
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
June 30, 2026
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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Three Months Ended June 30,
	Americas		EMEA		APAC
	2026	2025	2026	2025	2026	2025
Net sales	$4,504	$4,042	$1,264	$1,273	$846	$737
Cost of sales	2,790	2,513	806	826	544	467
Selling, general and administrative expenses ("SG&A")	867	875	286	291	132	132
Equity income	—	—	—	(3)	(1)	(1)
Segment EBIT	847	654	172	159	171	139
Amortization of intangible assets	79	88	7	18	4	4
Segment EBITA (non-GAAP)	$926	$742	$179	$177	$175	$143

Depreciation included in Cost of sales and SG&A	$38	$35	$2	$11	$5	$5
Capital expenditures	$40	$28	$17	$26	$6	$5

	Nine Months Ended June 30,
	Americas		EMEA		APAC
	2026	2025	2026	2025	2026	2025
Net sales	$12,468	$11,506	$3,807	$3,631	$2,278	$2,017
Cost of sales	7,847	7,244	2,448	2,393	1,448	1,276
Selling, general and administrative expenses ("SG&A")	2,525	2,498	857	849	406	418
Equity income	—	—	—	(3)	(3)	(2)
Segment EBIT	2,096	1,764	502	392	427	325
Amortization of intangible assets	232	274	21	56	11	12
Segment EBITA (non-GAAP)	$2,328	$2,038	$523	$448	$438	$337

Depreciation included in Cost of sales and SG&A	$109	$105	$14	$31	$16	$16
Capital expenditures	$86	$109	$56	$70	$13	$6

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
A reconciliation of Segment EBIT and Segment EBITA (non-GAAP) to consolidated income before income taxes is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Segment EBITA (non-GAAP)	$1,280	$1,062	$3,289	$2,823
Amortization of intangible assets	90	110	264	342
Segment EBIT	1,190	952	3,025	2,481

Corporate expenses	167	141	475	498
Restructuring and impairment costs	80	51	224	146
Water systems AFFF insurance recoveries (1)	(17)	(1)	(148)	(13)
Net financing charges	71	77	197	243
Gain on divestiture	—	—	(70)	—
Net mark-to-market adjustments	(28)	(21)	(16)	(7)

Income from continuing operations before income taxes	$917	$705	$2,363	$1,614

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

The following table summarizes changes in the total product warranty liability (in millions):

Balance at September 30, 2025	$120
Accruals for warranties issued	94
Settlements made	(70)
Changes in estimates to pre-existing warranties	3
Currency translation	(1)
Balance at June 30, 2026	$146

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
18.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2026	September 30, 2025

Other current liabilities	$21	$27
Other noncurrent liabilities	148	160
Total reserves for environmental liabilities	$169	$187

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

PFOA, PFOS, and other PFAS compounds are being studied by the U.S. Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. In April 2024, EPA finalized National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR established legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion ("ppt") for each of PFOA and PFOS, 10 ppt for each of PFHxS, PFNA, and HFPO-DA (commonly known as GenX Chemicals), and a Hazard Index of one for mixtures containing two or more of PFHxS, PFNA, HFPO-DA, and PFBS. In February 2024, EPA released two proposed rules relating to PFAS under the Resource Conservation and Recovery Act (“RCRA”): one rule proposes to list nine PFAS (including PFOA and PFOS) as “hazardous constituents,” that has not been finalized. A second rule was proposed in 2024 to clarify that hazardous waste regulated under the rule includes not only substances listed or identified as hazardous waste in the regulations, but also any substances that meet the statutory definition of hazardous waste; however, the EPA withdrew that proposal on May 8, 2026. In April 2024, EPA finalized a rule designating PFOA and PFOS, along with their salts and structural isomers, as "hazardous substances" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In May 2025, EPA announced that it will retain the 4.0 ppt Maximum Contaminant Levels on PFOS and PFOA but will institute a two-year delay in the compliance deadline from 2029 until 2031. On May 1, 2026, the White House Office of Management and Budget completed its interagency review of a proposed rule to rescind the Maximum Contaminant Levels for four other types of PFAS (PFHxS, PFNA, HFPO-DA, and PFBS); the rules were published in the Federal Register on May 20, 2026. This proposed recission has not been finalized. In June 2026, the Wisconsin Department of Natural Resources issued a draft rulemaking to adopt as a matter of Wisconsin law the Maximum Contaminant Levels and Hazard Index standards established in the April 2024 NPDWR.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
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

FTC-Related Litigation

Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water in February 2022. In August 2024, WDNR issued a new proposed rule to adopt the EPA Maximum Contaminant Levels for PFAS in drinking water. In February 2025, the Wisconsin Department of Health Services ("WDHS") recommended individual groundwater enforcement standards of 4 ng/L for PFOA and PFOS, 10 ng/L for PFHxS, PFNA, and HFPO-DA, and 2,000 ng/L for PFBS. Following the February 2025 WDHS recommendation, the WDNR Secretary and the Governor signed the WDNR scope statement. In January 2026, the Wisconsin Natural Resources Board approved drinking water standards of 4 ng/L for PFOA and PFOS and 10 ng/L for PFHxS, PFNA, and HFPO-DA. The standards were subsequently approved through the state rulemaking process in 2026.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
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

In March 2022, the Wisconsin Department of Justice (“WDOJ”) filed a civil enforcement action against Johnson Controls Inc. and Tyco Fire Products in Wisconsin state court relating to environmental matters at the FTC (State of Wisconsin v. Tyco Fire Products, LP and Johnson Controls, Inc., Case No. 22-CX-1 (filed March 14, 2022 in Circuit Court in Marinette County, Wisconsin)). The WDOJ alleges that the Company failed to timely report the presence of PFAS chemicals at the FTC, and that the Company has not sufficiently investigated or remediated PFAS at or near the FTC. On June 4, 2026, the State filed a Stipulation for Judgment, resolving the litigation. Under the Stipulation, Tyco Fire Products paid $10 million to a statewide PFAS fund and will continue its ongoing remediation work in Marinette and Peshtigo, including continuing to operate the GETS to treat PFAS in groundwater and surface water and to restore the environment, monitoring water quality, and completing the installation of PFAS-free deep drinking water wells for homeowners who may have been affected by Tyco Fire Product’s historic operations. The State also agreed to dismiss Johnson Controls, Inc. with prejudice, which occurred on June 5, 2026 in connection with the court entering judgment on the Stipulation.

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

The Company is vigorously defending each of the active cases and believes that it has meritorious defenses, but it is presently unable to predict the duration, scope, or outcome of these actions.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 403 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 40 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

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

The class of public water systems included in this settlement broadly includes any public water system (as defined in the settlement agreement) that has detected PFAS in its drinking water sources as of May 15, 2024. Certain systems are excluded from the settlement class and the settlement does not resolve claims of public water systems that requested exclusion from the class (“opt out”). It also does not resolve potential future claims of public water systems that detect PFAS in their water systems for the first time after May 15, 2024, or certain claims not related to drinking water. Finally, this settlement does not affect the other categories of cases that remain at issue in the MDL. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, it is not possible to predict the outcome of any such matters, and as such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, at this time.

The settlement does not constitute an admission of liability or wrongdoing by Tyco Fire Products or Chemguard.

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 50 pending putative class actions in federal courts originating from 21 states and territories. All of these cases have been direct-filed in or transferred to the MDL. In addition, six proposed class actions were filed in Canada (British Columbia, Manitoba, Quebec and Ontario), which name Tyco Fire Products and other manufacturers as defendants, on behalf of various classes of members (including individuals and government entities and indigenous communities) who seek to recover for remediation (past and future) costs, claim property or other environmental damages, or claim personal injuries or other harms arising from alleged exposure to or contamination with PFAS or PFAS-containing products (including AFFF). Tyco Fire Products and Johnson Controls International plc have also been named, among other manufacturers, in an individual proceeding in Quebec commenced by the City of Val D’Or

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
Quebec claiming contamination of well water with PFAS from firefighting training and other activities conducted at Val D’Or airport.

AFFF Individual or Mass Actions

There are more than 16,515 individual or “mass” actions pending that were filed in state or federal courts originating from 53 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The Company is currently unable to determine a precise count of personal injury claimants currently pending. The vast majority of these matters transferred to or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are or will be proceeding in state courts, including actions in Arizona, Illinois and Washington.

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

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
(unaudited)
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

Five AFFF property damage proceedings have been filed in Belgium against numerous defendants, including an affiliate of the Company. The cases are currently on hold pending efforts to dismiss the proceedings.

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin. The Company has reached settlements with certain insurers and remains in discussions and litigation with the remaining carriers. In the first nine months of fiscal year 2026, the Company recorded approximately $148 million of insurance recoveries related to settlements with its insurance carriers in selling, general and administrative expenses in the consolidated statements of income. The Company is unable to predict the amount and timing of any future recoveries under its insurance policies with the remaining carriers. There are numerous factual and legal issues to be resolved in connection with these claims. The Company is presently unable to predict the outcome or ultimate financial exposure beyond the water systems AFFF settlement discussed above, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

Johnson Controls International plc
Notes to Consolidated Financial Statements
June 30, 2026
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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2026	September 30, 2025

Other current liabilities	$58	$58
Other noncurrent liabilities	323	329
Total asbestos-related liabilities	381	387
Other current assets	15	13
Other noncurrent assets	335	326
Total asbestos-related assets	350	339
Net asbestos-related liabilities	$31	$48

The following table presents the components of asbestos-related assets (in millions):

	June 30, 2026	September 30, 2025

Restricted
Cash	$7	$5
Investments	303	290
Total restricted assets	310	295
Insurance receivables for asbestos-related liabilities	40	44
Total asbestos-related assets	$350	$339

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
June 30, 2026
(unaudited)
The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	June 30, 2026	September 30, 2025

Other current liabilities	$89	$87
Accrued compensation and benefits	38	38
Other noncurrent liabilities	325	289
Total self-insured liabilities	$452	$414
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

Overview

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in thermal management, mission-critical building systems, energy efficiency, and decarbonization. The Company helps customers create, maintain, and optimize indoor operating environments that use energy more productively, reduce carbon emissions, and support the precise, reliable and resilient operating conditions in rapidly expanding industries such as data centers, healthcare, pharmaceuticals, advanced manufacturing, and higher education.

The Company is a fully integrated industrial technology company that engineers, manufactures, commissions and retrofits building products and systems, including commercial heating, ventilating, air-conditioning ("HVAC") equipment, industrial refrigeration systems, controls, security systems, fire-detection systems and fire-suppression solutions. The Company further serves customers by providing technical services through a large global field workforce and service network along with its system integration expertise and managing the full lifecycle of critical indoor environments — from design and commissioning through ongoing service and retrofit. Combining its broad product portfolio, digital capabilities, direct channel and lifecycle service expertise, the Company partners with customers to address distinct and diverse operating environments, regulatory requirements, and the critical operational needs of their facilities.

The following information should be read in conjunction with the September 30, 2025 consolidated financial statements and notes thereto, along with management’s discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 14, 2025. References in the following discussion and analysis to "Three Months," "Third Quarter" or similar language refer to the three months ended June 30, 2026 compared to the three months ended June 30, 2025, while "Year-to-Date" refers to nine months ended June 30, 2026 compared to the nine months ended June 30, 2025.

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

The Company maintains global operations. The Company has experienced, and could again experience, increased material cost inflation and component shortages, as well as disruptions and delays in its supply chain, as a result of global macroeconomic trends including the imposition of tariffs and other restrictive trade measures. The United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, Japan, India and Mexico, among others. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. In addition, the United States and other nations have, and may in the future, pause, reimpose, decrease or increase tariffs. Although the Company has been largely able to mitigate the impact of tariffs that have been enacted to date, if additional tariffs and reciprocal tariffs are implemented (whether as currently proposed or otherwise), such actions could negatively impact the Company's revenue growth and margins in future periods through decreased sales and increased cost of goods sold. In February 2026, certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), were invalidated by the U.S. Supreme Court. However, the United States has since imposed new tariffs and duties in their place. The Company is participating in the IEEPA refund process. To date, the tariffs enacted by the United States and other countries and refunds claimed under the IEEPA refund process have not had a material impact on the Company's financial performance for the periods presented.

Geopolitical and economic tensions, including the ongoing conflicts in the Middle East, have the potential to cause disruptions in global supply chains, increase costs and create overall volatility. The ongoing conflicts in the Middle East have disrupted energy supplies and supply chains, increased costs for energy and other supplies and created volatility in the capital markets, among other impacts. The continued net effect of these events will continue to depend on the Company’s ability to successfully mitigate and offset their impacts.

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

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, efficient and sustainable buildings, which are driven in part by increased maturity and adoption of AI and high-performance computing is currently impacting the microchip and data center industry and driving technology innovation, which has led to increased demand for hyperscale and data center cooling solutions that deliver heat management and energy efficiency. This trend has contributed to increases in the Company’s orders and backlog. In addition, the Company continues to observe increased demand driven by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the EU Energy Efficiency Directive, EU Heat Transition, U.S. Inflation Reduction Act and EU Energy Performance of Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. The Company seeks to capitalize on these trends to enable delivery of sustainable, high-efficiency products and tailored services to empower customers to achieve their sustainability, heat management and energy efficiency goals. The Company is leveraging its install base, together with data-driven products and services, to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

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

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change

Net sales	$6,614	$6,052	9%	$18,553	$17,154	8%

The increase in net sales for the three months ended June 30, 2026 was due to higher organic sales ($582 million) and the favorable impact of foreign currency translation ($26 million), partially offset by the impact of divestitures ($46 million). Excluding the impact of foreign currency translation and business divestitures, net sales increased 10% over the prior year, driven by growth across all segments, led by strength in Applied HVAC and continued growth across both Products and Systems and Services. Products and Systems sales increased 11% and Services increased 7%.

The increase in net sales for the nine months ended June 30, 2026 was due to higher organic sales ($1,253 million) and the favorable impact of foreign currency translation ($226 million), partially offset by the net impact of acquisitions and divestitures ($80 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, net sales increased 7% over the prior year, driven by growth across all segments, led by strength in Applied HVAC and growth across both Products and Systems and Services. Products and Systems and Services sales both increased 7%.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of net sales by segment.

Cost of Sales / Gross Profit

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2026	2025	Change		2026	2025	Change

Cost of sales	$4,140	$3,806	9%		$11,743	$10,913	8%
Gross profit	2,474	2,246	10%		6,810	6,241	9%
% of sales	37.4%	37.1%	30	bp	36.7%	36.4%	30	bp

The increase in gross profit for the three and nine months ended June 30, 2026 was primarily due to organic sales growth, productivity improvements and better operating leverage.

Refer to the "Segment Analysis" below within this Item 2 for a discussion of segment earnings.

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2026	2025	Change		2026	2025	Change

SG&A	$1,407	$1,417	(1%)		$4,029	$4,243	(5%)
% of sales	21.3%	23.4%	(210)	bp	21.7%	24.7%	(300)	bp

The decrease in SG&A for the three months ended June 30, 2026 was primarily due to AFFF insurance recoveries related to the previously disclosed water systems settlement ($16 million).

The decrease in SG&A for the nine months ended June 30, 2026 was primarily due to AFFF insurance recoveries related to the previously disclosed water systems settlement ($135 million), the gain on the ADT Mexico business divestiture ($70 million) and benefits from ongoing cost actions.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025

Restructuring and related costs	$45	$49	$118	$122
Other impairments	35	2	106	24
Restructuring and impairment costs	$80	$51	$224	$146

Refer to Note 3, "Acquisitions and Divestitures" and Note 14, "Restructuring and Related Costs," of the notes to the consolidated financial statements for further disclosure related to the Company's restructuring actions and impairment costs.

Net Financing Charges

Refer to Note 9, "Debt and Financing Arrangements," of the notes to the consolidated financial statements for further disclosure related to the Company's net financing charges and debt.

Income Tax Provision

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025

Income tax provision	$165	$87	$443	$160
Effective tax rate	18.0%	12.3%	18.7%	9.9%
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

Net Sales

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change

Americas	$4,504	$4,042	11%	$12,468	$11,506	8%
EMEA	1,264	1,273	(1%)	3,807	3,631	5%
APAC	846	737	15%	2,278	2,017	13%
	$6,614	$6,052	9%	$18,553	$17,154	8%
Three Months:

•The increase in Americas was due to organic growth ($454 million) and the favorable impact of foreign currency translation ($8 million). Excluding the impact of foreign currency translation, sales increased 11%, led by continued strength across Applied HVAC. Products and Systems sales increased 12% and Services increased 10%.

•The decrease in EMEA was due to the impact of divestitures ($41 million), partially offset by organic growth ($17 million) and the favorable impact of foreign currency translation ($15 million). Excluding the impact of foreign currency translation and divestitures, sales increased 1%, as growth was constrained by continued pressure in the region due to the conflicts in the Middle East. Both Products and Systems sales and Services increased 1%.

•The increase in APAC was due to organic growth ($111 million) and the favorable impact of foreign currency translation ($3 million), partially offset by the impact of divestitures ($5 million). Excluding the impact of foreign currency translation, sales increased 15%, led by 20% growth in Products and Systems and continued strength in Applied HVAC.

Year to Date:

•The increase in Americas was due to organic growth ($924 million) and foreign currency translation ($38 million). Excluding the impact of foreign currency translation, sales increased 8%, led by continued strength across Applied HVAC. Products and Systems sales increased 7% and Services increased 10%.

•The increase in EMEA was due to the favorable impact of foreign currency translation ($169 million) and organic growth ($82 million), partially offset by the net impact of business acquisitions and divestitures ($75 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, sales increased 2%, as growth was constrained by pressure in the region due to the conflicts in the Middle East. Products and Systems sales increased 2% and Services increased 3%.

•The increase in APAC was due to organic growth ($247 million) and foreign currency translation ($19 million), partially offset by the impact of divestitures ($5 million). Excluding the impact of foreign currency translation, sales increased 12%, led by 16% growth in Products and Systems continued strength in Applied HVAC.

Segment EBIT and Segment EBITA (non-GAAP)

	Segment EBIT Three Months Ended June 30,			Segment EBIT Nine Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change

Americas	$847	$654	30%	$2,096	$1,764	19%
EMEA	172	159	8%	502	392	28%
APAC	171	139	23%	427	325	31%

	Segment EBITA (non-GAAP) Three Months Ended June 30,			Segment EBITA (non-GAAP) Nine Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change

Americas	$926	$742	25%	$2,328	$2,038	14%
EMEA	179	177	1%	523	448	17%
APAC	175	143	22%	438	337	30%
Three Months:

•The increase in Americas was primarily driven by strong operating leverage on higher revenue.

•The increase in EMEA was primarily driven by favorable pricing and productivity improvements, partially offset by the impact of business divestitures.

•The increase in APAC was primarily driven by productivity improvements, favorable business mix and higher revenues.

Year to Date:
•The increase in Americas was primarily driven by favorable pricing, productivity improvements and increased volumes.

•The increase in EMEA was primarily driven by productivity improvements and favorable pricing, partially offset by the impact of business divestitures.

•The increase in APAC was primarily driven by increased volumes and productivity improvements.

A reconciliation of income from continuing operations before income taxes to Segment EBIT and Segment EBITA (non-GAAP) is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income from continuing operations before income taxes	$917	$705	$2,363	$1,614

Corporate expenses	167	141	475	498
Restructuring and impairment costs	80	51	224	146
Water systems AFFF insurance recoveries (1)	(17)	(1)	(148)	(13)
Net financing charges	71	77	197	243
Gain on divestiture	—	—	(70)	—
Net mark-to-market adjustments	(28)	(21)	(16)	(7)
Segment EBIT	1,190	952	3,025	2,481
Amortization of intangible assets	90	110	264	342
Segment EBITA (non-GAAP)	$1,280	$1,062	$3,289	$2,823

Orders and Backlog

Orders and backlog are additional metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. The Company believes backlog is a useful measure for evaluating its operational performance and relationship to total orders. However, the timing and conversion of orders and backlog are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes orders and backlog by segment:

	Orders		Backlog
(in billions)	Three Months Ended June 30, 2026	Year-over-Year Change (1)	June 30, 2026	Year-over-Year Change (1)

Americas	$4.8	37%	$15.9	40%
EMEA	1.2	6%	3.1	14%
APAC	0.8	12%	2.0	12%
Total	$6.8	27%	$21.0	32%

(1) Change is compared to the three months ended June 30, 2025 (orders) and June 30, 2025 (backlog) and excludes the impact of acquisitions, divestitures and foreign currency.

Orders
Orders increased 27%, reflecting sustained demand in large projects across the Company's core markets, including the Company's solutions for large-scale data center projects.

•The 37% increase in orders for Americas was led by 55% growth in Products and Systems and 4% growth in Services.
•The 6% increase in orders for EMEA was led by 7% growth in Products and Systems and 4% growth in Services.
•The 12% increase in orders for APAC was due to 17% growth in Products and Systems and 1% growth in Services.

Backlog
Backlog increased 32%, reflecting sustained orders growth and led by growth in Products and Systems.
•The 40% increase in backlog for Americas was led by 47% growth in Products and Systems, partially offset by a 1% decrease in Services.
•The 14% increase in backlog for EMEA was due to 19% growth in Services and 13% growth in Products and Systems.
•The 12% increase in backlog for APAC was due to 12% growth in Products and Systems and 9% growth in Services.

Remaining performance obligations were $27.1 billion at June 30, 2026. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

Liquidity and Capital Resources

Working Capital

(in millions)	June 30, 2026	September 30, 2025	Change

Current assets	$11,281	$10,162
Current liabilities	11,283	10,941
Working capital	$(2)	$(779)	(100)%

Accounts receivable - net	$6,970	$6,269	11%
Inventories	1,955	1,820	7%
Accounts payable	3,917	3,614	8%

The increase in working capital at June 30, 2026 as compared to September 30, 2025 was primarily due to increases in cash and accounts receivable and decreases in accrued compensation and the current portion of long-term debt, partially offset by increases in deferred revenue and accounts payable.

Cash Flows From Continuing Operations

	Nine Months Ended June 30,
(in millions)	2026	2025

Cash provided by operating activities	$2,572	$1,586
Cash used by investing activities	(235)	(302)
Cash used by financing activities	(1,946)	(1,111)

The increase in cash provided by operating activities primarily reflects higher net income and favorable changes in accounts payable and accrued liabilities and other assets, partially offset by higher accounts receivable.

The change in investing activities was primarily due to proceeds from the ADT Mexico and ADT Spain divestitures and a decrease in capital expenditures, partially offset by the acquisitions of Alloy Enterprises and Nantum AI.

The increase in cash used by financing activities was primarily due to changes in net debt activity, partially offset by lower stock repurchases.

Capitalization

(in millions)	June 30, 2026	September 30, 2025

Short-term debt	$865	$723
Current portion of long-term debt	311	566
Long-term debt	8,299	8,591
Total debt	9,475	9,880
Less: Cash and cash equivalents	641	379
Net debt	$8,834	$9,501

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$13,482	$12,927
Total capitalization (Total debt plus Equity)	22,957	22,807
Net capitalization (Net debt plus Equity)	22,316	22,428

Total debt as a % of Total capitalization	41.3%	43.3%
Net debt as a % of Net capitalization	39.6%	42.4%

•Net debt and net debt as a percentage of net capitalization are non-GAAP financial measures. The Company believes the percentage of net debt to net capitalization is useful to understanding the Company’s financial condition as it provides a view of the extent to which the Company relies on external debt financing for its funding and is a measure of risk to its shareholders.

•The Company completed its previously announced accelerated share repurchase ("ASR") program in the second quarter of fiscal 2026 and resumed open market repurchases after final settlement of the ASR transactions. In total, the Company invested $5.0 billion to repurchase 43,693,817 shares at an average price of $114.43 per share. As of June 30, 2026, approximately $3.9 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared a dividend of $0.40 per common share in the quarter ended June 30, 2026 and intends to continue paying dividends throughout fiscal 2026.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $641 million at June 30, 2026, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $200 million as of June 30, 2026 and $400 million as of September 30, 2025.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028. There were no draws on the revolving credit facility as of June 30, 2026 and September 30, 2025.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of June 30, 2026, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa1	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of June 30, 2026, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

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

Co-Issued Securities: Summarized Financial Information

The following information is provided in compliance with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934 with respect to the following unsecured, unsubordinated senior notes (collectively, (the “Notes”) which were issued by Johnson Controls International plc (“Parent Company”) and Tyco Fire & Security Finance S.C.A. (“TFSCA”):

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

The following table presents the net loss attributable to the Parent Company and TFSCA (collectively, the "Obligor Group") and the net loss attributable to intercompany transactions between the Obligor Group and subsidiaries of the Parent Company other than TFSCA (collectively, the "Non-Obligor Subsidiaries") which are excluded from the Net loss attributable to the Obligor Group (in millions):

	Nine Months Ended June 30, 2026	Year Ended September 30, 2025
Net loss attributable to the Obligor Group	$244	$844
Net loss attributable to intercompany transactions	37	56

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group		Intercompany Balances
	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025
Current assets	$1,174	$2,748	$5,992	$6,161
Noncurrent assets	243	243	2,153	2,450
Current liabilities	2,647	1,585	3,153	4,041
Noncurrent liabilities	8,181	8,473	5,009	22,450	*

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, the Company had not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2026.

Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2026, approximately $3.9 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in June 2025. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

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

The Company resumed open market repurchases in the second quarter of fiscal 2026 after final settlement of the ASR Transactions. During the three and nine months ended June 30, 2026, the Company repurchased and immediately retired $635 million and $850 million, respectively, of its ordinary shares in open market transactions.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of its publicly announced program during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
04/01/26 - 04/30/26	1,494,792	$139.37	1,494,792	$4,329,775,447
05/01/26 - 05/31/26	1,476,712	140.82	1,476,712	4,121,819,906
06/01/26 - 06/30/26	1,532,512	142.82	1,532,512	3,902,940,094

ITEM 5. OTHER INFORMATION

Director and Officer Rule 10b5-1 Plans

During the three months ended June 30, 2026, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Johnson Controls International plc Value Growth Incentive Program (filed herewith)

10.2	Johnson Controls International plc Director Double Taxation Policy (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following materials from Johnson Controls International plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

Date: July 29, 2026	By:	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer