Form 10-K
period 2026-09-30
Johnson Controls International plc
filed 2026-11-12
CIK 833444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ To _____
Commission File Number 001-13836
JOHNSON CONTROLS INTERNATIONAL PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0390500
(Jurisdiction of Incorporation)	(IRS Employer Identification No.)
One Albert Quay, Cork, Ireland, T12 X8N6	(353) 21-423-5000
(Address of Principal Executive Offices and Postal Code)	(Registrant's Telephone Number)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01	JCI	New York Stock Exchange	4.250% Senior Notes due 2035	JCI35	New York Stock Exchange
0.375% Senior Notes due 2027	JCI27	New York Stock Exchange	6.000% Notes due 2036	JCI36A	New York Stock Exchange
3.000% Senior Notes due 2028	JCI28	New York Stock Exchange	5.70% Senior Notes due 2041	JCI41B	New York Stock Exchange
5.500% Senior Notes due 2029	JCI29	New York Stock Exchange	5.250% Senior Notes due 2041	JCI41C	New York Stock Exchange
1.750% Senior Notes due 2030	JCI30	New York Stock Exchange	4.625% Senior Notes due 2044	JCI44A	New York Stock Exchange
2.000% Sustainability-Linked Senior Notes due 2031	JCI31	New York Stock Exchange	5.125% Notes due 2045	JCI45B	New York Stock Exchange
1.000% Senior Notes due 2032	JCI32	New York Stock Exchange	6.950% Debentures due December 1, 2045	JCI45A	New York Stock Exchange
4.900% Senior Notes due 2032	JCI32A	New York Stock Exchange	4.500% Senior Notes due 2047	JCI47	New York Stock Exchange
3.125% Senior Notes due 2033	JCI33	New York Stock Exchange	4.950% Senior Notes due 2064	JCI64A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2026, the aggregate market value of Johnson Controls International plc Common Stock held by non-affiliates of the registrant was approximately $79.9 billion based on the closing sales price as reported on the New York Stock Exchange. As of October 31, 2026, 600,199,736 ordinary shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual general meeting of shareholders to be held on March 3, 2027 are incorporated by reference into Part III.

JOHNSON CONTROLS INTERNATIONAL PLC
Index to Annual Report on Form 10-K
Year Ended September 30, 2026

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Unless otherwise indicated, references to "Johnson Controls," the "Company," "we," "our" and "us" in this Annual Report on Form 10-K refer to Johnson Controls International plc and its consolidated subsidiaries.

The Company has made statements in this document that are forward-looking and therefore are subject to risks and uncertainties. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this document, statements regarding the Company’s future financial position, sales, costs, earnings, cash flows, other measures of results of operations, synergies and integration opportunities, capital expenditures, debt levels and market outlook are forward-looking statements. Words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "forecast," "project" or "plan" and terms of similar meaning are also generally intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. The Company cautions that these statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to: the ability to develop or acquire new, competitively differentiated products and technologies that achieve market acceptance and meet applicable quality and regulatory requirements; the ability to manage general economic, business and capital market conditions, including the impacts of trade restrictions, recessions, economic downturns and global price inflation; the ability to manage macroeconomic and geopolitical volatility, including changes to laws or policies governing foreign trade, including tariffs, economic sanctions, foreign exchange and capital controls, import/export controls or other trade restrictions as well as any associated supply chain disruptions; fluctuations in demand in key verticals, including data centers and other mission-critical segments, as well as risks associated with customer concentration and the conversion of backlog to revenue; the ability to execute on the Company's business system and operating model to drive organizational improvement; the ability to innovate and adapt to emerging technologies, ideas and trends in the marketplace, including the incorporation of technologies such as artificial intelligence; fluctuations in the cost and availability of public and private financing for customers; the ability to manage disruptions caused by catastrophic or geopolitical events, such as international conflicts (including the Russia-Ukraine conflict and conflicts in the Middle East), armed conflict, terrorism, political change, natural disasters, extreme weather, pandemics and outbreaks of contagious diseases and other adverse public health developments; the ability to successfully execute and complete portfolio simplification actions, as well as the possibility that the expected benefits of such actions will not be realized or will not be realized within the expected time frame; managing the risks and impacts of potential and actual security breaches, cyberattacks, privacy breaches or data breaches, maintaining and improving the capacity, reliability and security of the Company's enterprise information technology infrastructure; the ability to manage the lifecycle cybersecurity risk in the development, deployment and operation of the Company's digital platforms and services; fluctuations in currency exchange rates; the ability to hire and retain senior management and other key personnel; changes or uncertainty in laws, regulations, rates, policies, or interpretations that impact business operations or tax status; the ability to adapt to global climate change, climate change regulation and successfully meet the Company's public sustainability commitments; the outcome of litigation and governmental proceedings; the risk of infringement or expiration of intellectual property rights; any delay or inability of the Company to realize the expected benefits and synergies of portfolio transactions; the tax treatment of portfolio transactions; significant transaction costs and/or unknown liabilities associated with such transactions; labor shortages, work stoppages, union negotiations, labor disputes and other matters associated with the labor force; and the cancellation of or changes to commercial arrangements. A detailed discussion of risks related to Johnson Controls’ business is included in the section entitled "Risk Factors" (refer to Part I, Item 1A, of this Annual Report on Form 10-K). The forward-looking statements included in this document are made only as of the date of this document, unless otherwise specified, and, except as required by law, Johnson Controls assumes no obligation, and disclaims any obligation, to update such statements to reflect events or circumstances occurring after the date of this document.

PART I

ITEM 1    BUSINESS

General

Johnson Controls International plc, headquartered in Cork, Ireland, is a global leader in thermal management, mission-critical building systems, energy efficiency, and decarbonization. The Company helps customers create, maintain, and optimize indoor operating environments that use energy more productively, reduce carbon emissions, and operate with the precision and resilience required in rapidly expanding industries such as data centers, semiconductor, large healthcare, pharmaceuticals, and advanced manufacturing.

Johnson Controls was originally incorporated in the state of Wisconsin in 1885 as Johnson Electric Service Company to manufacture, install and service automatic temperature regulation systems for buildings and was renamed Johnson Controls, Inc. in 1974. In 2005, Johnson Controls acquired York International, a global supplier of heating, ventilating and air-conditioning ("HVAC") and refrigeration equipment and services. Following this acquisition, Johnson Controls continued to expand its portfolio of building-related product and service offerings. In 2016, Johnson Controls, Inc. and Tyco International plc ("Tyco") completed their combination (the "Merger"), combining Johnson Controls' portfolio of building efficiency solutions with Tyco’s portfolio of fire and security solutions. Following the Merger, Tyco changed its name to “Johnson Controls International plc.” In 2025, the Company completed the divestiture of its Residential and Light Commercial ("R&LC") HVAC business, including the Company's North America Ducted business and the Company’s global residential joint venture with Hitachi Global Life Solutions, Inc.

The Company designs, engineers, manufactures, installs, commissions, services and retrofits the products and systems that keep critical facilities running. Its portfolio is anchored in commercial HVAC and thermal management solutions, including chillers and data center cooling. It also includes industrial refrigeration, building automation and controls, security, fire-detection and fire-suppression systems.

Through its extensive global field organization and direct service channel, the Company manages the full lifecycle of customers' mission-critical environments, from design and commissioning through ongoing service and retrofit. The Company combines advanced technology, digital capabilities, systems integration expertise and lifecycle services. With them, it helps customers use energy more productively, reduce carbon emissions, meet demanding regulatory requirements, and operate with the precision and resilience required in rapidly expanding industries such as data centers, healthcare, pharmaceuticals, advanced manufacturing and higher education.

Business Segments

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

For more information on the Company’s segments, refer to Note 17, "Segment Information," of the notes to consolidated financial statements.

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

The Company has developed software platforms, including on-premises platforms and cloud-based software services, and integrated its products and services with digital capabilities to provide data-driven solutions. The Company seeks to develop and leverage differentiated technology, together with its product portfolio and service network, to offer integrated and customizable solutions focused on delivering outcomes to customers in critical verticals, aligned to the Company's strategic pillars of data centers, mission critical environments and decarbonization. These services are generally designed to generate recurring revenue for the Company as it supports its customers in achieving their desired outcomes.

In fiscal 2026, products and systems accounted for approximately 69% of sales from continuing operations and services accounted for 31% of sales from continuing operations.

Competition

The Company conducts its operations through a significant number of individual contracts that are either negotiated or awarded on a competitive basis. Key factors in the award of contracts include system and service performance, quality, price, design, reputation, technology, application engineering capability, availability of financing and construction or project management expertise. The Company competes across thermal management, controls, fire, security, lifecycle services and digital solutions that support commercial, industrial and mission-critical operating environments. Competitors include a range of local, regional, national and international providers.

Larger competitors include API Group; Carrier Global Corporation; Daikin Industries, Ltd; Honeywell International, Inc.; Schneider Electric SA; Siemens Smart Infrastructure, an operating group of Siemens AG; Trane Technologies plc; and Vertiv Holdings Co. In addition, the Company competes in a highly fragmented building services market. The Company also faces competition from a diverse range of established companies, start-ups and other emerging entrants to the buildings industry in the areas of digital services, software as a service and the Internet of Things. The loss of any individual contract or customer would not have a material adverse effect on the Company.

Business Strategy

The Company’s business strategy is to sustain and expand its position as a leader in thermal management and critical indoor operating environments by developing and delivering solutions designed around customers’ specific operating requirements. Following the divestitures of its Air Distribution Technologies and R&LC HVAC businesses, the Company is a simpler and more focused enterprise, helping customers create, maintain and optimize indoor operating environments that use energy more productively, reduce carbon emissions and provide the precise, reliable and resilient conditions required in industries such as data centers, healthcare, pharmaceuticals, advanced manufacturing and higher education.

The Company has leading positions in attractive and growing verticals across HVAC, controls, fire, security and services, enhanced by its comprehensive product portfolio, significant installed base and substantial field position. The Company believes these capabilities position it to address growing demand for thermal management, energy efficiency and resilient operating environments. In furtherance of these goals, the Company has four strategic priorities:

Advance Thermal Management and Mission-Critical Solutions in Key Growth Vectors: Data centers, advanced and biopharma manufacturing, healthcare, higher education and other mission-critical environments require precise, reliable and resilient control of temperature, humidity, air quality and pressure. The Company seeks to apply its technology, product portfolio, digital capabilities and domain expertise to deliver differentiated solutions tailored to these operating requirements. The Company intends to continue investing in products, technologies and partnerships that expand its capabilities and support customer outcomes.

Deliver Value Across the Building Lifecycle: The Company designs, commissions, services and retrofits building systems across the lifecycle of customers’ facilities. Its direct channel, installed base and service network enable the Company to help customers maintain precise and resilient operating conditions, protect people and assets, reduce energy use and emissions, support uptime and manage lifecycle costs. These capabilities also create opportunities for service attachment, cross-selling, recurring revenue and long-term customer relationships from installation through service, retrofit and replacement.

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

Drive Execution Through a High-Performance, Customer-Centric Culture: The Company recognizes that developing talent and creating positive customer experiences is central to accomplishing its strategy. The Company’s proprietary business system is how it seeks to translate strategy into execution by empowering frontline colleagues, applying standard work and problem solving, and continuously improving how it serves customers. The Company is also investing in talent, training and digital capabilities to build a solutions-oriented workforce focused on continuous learning, accountability and customer outcomes.

To execute these priorities, the Company seeks to combine its technology and subsystem expertise with its product portfolio, global presence, installed base, direct channel and lifecycle service capabilities. The Company is applying its proprietary business system to simplify work, improve productivity and move accountability closer to customers, with the objective of supporting growth, margin expansion and cash flow generation.

Orders and Backlog

Orders and backlog are metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. The Company reports backlog, which it believes is a useful measure of evaluating the Company's operational performance and relationship to total orders. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details on orders and backlog.

Raw Materials

Raw materials used by the Company’s businesses in connection with their operations include steel, aluminum, brass, copper, polypropylene and certain fluorochemicals used in fire suppression agents. The Company also uses semiconductors and other electronic components in the manufacture of its products. At times, the Company has experienced material cost increases due to global inflation, supply chain disruptions, labor shortages, increased demand and other regulatory and macroeconomic factors. Recently, the Company has experienced increased raw material costs due to tariffs and reciprocal tariffs imposed by the United States and other nations. Although the Company has been largely able to mitigate the impact of tariffs that have been enacted to date, if additional tariffs and reciprocal tariffs are implemented (whether as currently proposed or otherwise), such actions could negatively impact the Company's revenue growth and margins in future periods through decreased sales and increased cost of goods sold, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company could experience further disruptions, shortages, tariffs and price inflation in the future, the effect of which will depend on the Company’s ability to successfully mitigate and offset the impact of these events. In fiscal 2027, commodity prices and availability could fluctuate throughout the year and could significantly affect the Company’s results of operations. For a more detailed description of the risks related to the availability of raw materials, components and commodities, see Item 1A. Risk Factors.

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

A portion of the Company’s products consume energy and use refrigerants. Increased public awareness and concern regarding global climate change has resulted in more regulations designed to reduce greenhouse gas emissions. These regulations tend to be implemented under global, national and sub-national climate objectives or policies, and target the global warming potential (“GWP”) of refrigerants, equipment energy efficiency, and the combustion of fossil fuels as a heating source or source of electricity. The Company continues to invest in its product portfolio to meet or exceed emerging emissions regulations and standards.

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

The Company’s operations and facilities have been, and in the future may become, the subject of formal or informal enforcement actions or proceedings for noncompliance with environmental laws and worker safety laws or for the remediation of Company-related substances released into the environment. Such matters typically are resolved with regulatory authorities through commitments to compliance, abatement or remediation programs and, in some cases, payment of penalties. In addition, governments in the United States and internationally have increasingly been regulating perfluorooctane sulfonate ("PFOS"), perfluorooctanoic acid ("PFOA"), and/or other per- and poly-fluoroalkyl substances ("PFAS"), which were contained in certain of the Company's legacy firefighting foam products. These regulations include declining emission standards and limits set as to the presence of certain compounds. See Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Government Regulation and Supervision

The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as consumer protection, government contracts, international trade, environmental protection, labor and employment, tax, licensing and others. For example, the Company’s businesses can be affected by changes in governmental regulation of refrigerants, PFAS, energy efficiency standards, noise regulation and product safety regulations, including changes related to hydro fluorocarbons/emissions reduction efforts, energy conservation standards and the regulation of fluorinated gases. In addition, most U.S. states and non-U.S. jurisdictions in which the Company operates have licensing laws directed specifically toward the alarm and fire suppression industries. The Company's security businesses currently rely extensively upon the use of wireline and wireless telephone service to communicate signals. Wireline and wireless telephone companies in the U.S. are regulated by the federal and state governments. In addition, government regulation of fire safety codes can impact the Company's fire businesses. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government policies can affect the Company's worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company's business, see Item 1A. Risk Factors.

Regulatory Capital Expenditures

The Company’s efforts to comply with numerous federal, state and local laws and regulations applicable to its business and products often results in capital expenditures. The Company makes capital expenditures to design and upgrade its fire and security products to comply with or exceed standards applicable to the alarm, fire suppression and security industries. The Company also makes capital expenditures to meet or exceed energy efficiency standards and comply with applicable regulations, including the regulation of refrigerants, hydro fluorocarbons/emissions reduction efforts and the regulation of fluorinated gasses, particularly with respect to its HVAC products and solutions. The Company’s ongoing environmental compliance program also results in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in fiscal 2026 related solely to regulatory compliance were not material. It is management’s expectation that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on the Company’s financial results or competitive position in any one year. See Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for further discussion of environmental matters.

Seasonal Factors

Certain of the Company's sales are seasonal as the demand for certain air conditioning equipment and services generally increases in the summer months. This seasonality is mitigated by the other products and services provided by the Company that have no material seasonal effect.

Research and Development Expenditures

Refer to Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures. The Company has committed to invest a substantial portion of its new product research and development in developing products and services supporting customers' distinct and diverse operating environments, regulatory requirements, and the critical operational needs of their facilities. The Company invests in enhancements to the capabilities of its product lines and services to support its strategy, meet consumer preferences and achieve regulatory compliance. This includes investments in the development of differentiated capabilities supporting thermal management, energy efficiency and decarbonization, including energy efficient products, low GWP refrigerants and technology and other capabilities supporting the precise, reliable and resilient control of temperature, humidity, air quality and pressure.

Human Capital Management

The Company’s human capital practices support the safety, capabilities, engagement, and performance of its global workforce. As of September 30, 2026, the Company employed approximately 84,000 people worldwide, of which approximately 31,000 were employed in the United States and approximately 53,000 were outside the United States. Approximately 20,000 employees are covered by collective bargaining agreements or works councils, and the Company believes that its relations with its labor unions are generally positive. The Company’s EEO-1 Report published on the Company’s website outlines additional details on its U.S. workforce composition.
The Company manages human capital through its proprietary business system, which provides the management standard work, operating review rhythm, and continuous improvement disciplines used to run the enterprise. Through this management cadence, the Company reviews its workforce, capabilities, and leadership accountability needed to execute the Company’s annual operating plan and long-term growth strategy to create value for customers, colleagues, and shareholders.

Safety, Wellbeing and Inclusion

Safety is foundational to how the Company operates and to the trust the Company builds with colleagues, customers, and communities. The Company’s health, safety and environmental programs support the Company’s Zero Harm vision and are designed around global standards, with appropriate variations to address multiple jurisdictions, regulations, specific hazards, and the working environments of the Company’s manufacturing, service, systems, field, and office operations.

The Company requires its locations to conduct regular safety reviews and audits to help ensure appropriate safety policies, procedures, analyses, and training are in place. The Company also engages an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to our global health and safety standards. The Company utilizes a mix of leading and lagging indicators to assess performance, including OSHA Total Recordable Incident Rate ("TRIR") and Lost Time (or Lost Workday) Incident Rate ("LTIR"), based on the number of incidents per 100 employees (or per 200,000 work hours). In fiscal 2026, the Company had a TRIR of 0.31 and a LTIR of 0.13.

The Company continues to deploy cultural and values-based safety initiatives to strengthen frontline execution, reduce risk, encourage colleagues to speak up and prevent incidents, and improve every day. The Company also provides programs and resources intended to support colleagues’ physical, mental, and financial wellbeing.

The Company is committed to a respectful, inclusive, and merit-based workplace where colleagues have equal opportunity to contribute, grow, and succeed, supported by Belonging Resource Groups, workplace respect and anti-discrimination practices. The Company’s talent processes are designed to help it attract, develop, and retain a wide range of internal and external talent aligned with the communities the Company serves and the customers the Company supports.

The Company also maintains practices that support fair employment and compliance with applicable labor and employment laws in the countries where it operates. Where applicable, the Company engages with unions, works councils, and other employee representatives in accordance with local laws and established practices.

Workforce Planning, Talent Attraction and Rewards

Through strategic workforce planning, the Company assesses future talent requirements, identifies capability gaps, and prioritizes talent attraction, retention strategies, and rewards offerings to support its growth strategy.

The Company continues to evolve its employee value proposition to attract, retain and engage high-performing talent. This includes a market- and persona-based approach that connects the Company’s strategy and culture with the priorities of key workforce segments and supports targeted talent attraction efforts.

Total rewards programs, including compensation, benefits, wellbeing, and development offerings, are designed to support pay for performance based on individual contribution, retention of critical talent, market competitiveness, and alignment with business priorities. The Company also promotes employee recognition through a peer-to-peer recognition platform, reinforcing contributions that advance our culture, drive engagement, and performance.

Talent Development and Critical Capabilities

The Company assesses current enterprise capabilities and future workforce needs through strategic workforce planning, talent reviews, and succession planning conducted annually across its global businesses. These processes help identify the critical capabilities required to support the Company’s growth strategy, with particular focus on our front line colleagues, including manufacturing, service, installation, and sales colleagues, who are central to delivering differentiated customer value.

To build these capabilities, the Company invests in role-based learning, skill-based career pathing, consistent assessment, targeted development, internal career movement, and selective external hiring. During fiscal 2026, more than half of open management positions were filled internally, reflecting the Company’s focus on developing talent and providing employees with opportunities to grow their careers.

Standardized success profiles define the capabilities required for critical roles and guide recruiting, assessment, onboarding, and development planning. New hire onboarding and training are increasingly organized around role-based expectations, required technical and safety certifications, manager check-ins, and practical learning milestones to build job-ready capability faster and improve consistency across sites, branches, and functions.

The Company also provides leadership development programs for first-time managers, managers new to the Company, managers of managers, and executive leaders. In fiscal 2026, high-potential leadership programs had greater than 80% application of content to the job and a net promoter score (“NPS”) of 74.

Leadership Behaviors, Culture and Performance

The Company views leadership and culture as differentiators and important drivers of business performance. The Company’s Winning Behaviors — Focus on What Matters, Own the Outcome, Win as One Team, and Improve Every Day — define how colleagues prioritize work, make decisions, collaborate across the enterprise, and continuously improve performance. The Winning Behaviors are operationalized through the management routines, talent reviews, succession discussions, development programs, and performance practices used to run the business.

Organizational talent reviews use a common framework to assess readiness, performance, potential, capability gaps, and successor strength for priority roles, helping leaders focus mobility, retention, and development actions where they are most needed. The annual goal setting process begins with setting the CEO priorities to drive alignment across the organization to deliver what matters most. Leaders set focused, measurable goals aligned to the CEO priorities and evaluate performance based on both business results and demonstration of the Winning Behaviors.

The Company monitors culture and engagement through continuous colleague listening tools such as engagement surveys conducted twice annually, manager conversations, and other always on feedback channels. These insights are reviewed and actioned alongside talent and workforce indicators to support manager effectiveness, inform organization-level and team action plans, and address barriers to performance.

Oversight and Measurement

Management reviews select workforce and talent indicators to assess progress against business priorities, including workforce composition, leadership and succession, engagement, safety, critical capability development, and talent outcomes. The Company applies the principles of its business system to its talent system, using standard work, problem solving, data-informed decision making, and continuous improvement to simplify processes, support colleague experience, increase manager effectiveness, and focus resources on activities tied to customer value.

Management reviews human capital priorities, risks, and progress, and provides regular updates to the Board of Directors and its Compensation and Talent Development Committee. This disciplined approach supports assessment of whether investments in people are strengthening organizational capability, improving execution, increasing productivity, and supporting shareholder value.

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

Our future success depends on our ability to develop or acquire, manufacture and bring competitive, and increasingly complex, products and services to market quickly and cost-effectively. Our ability to develop or acquire new products, services and technologies requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Further, we must continue to effectively adapt our products and services to a changing technological and regulatory environment to drive growth and defend against disruption caused by competitors, regulators or other external forces impacting our business and operations. If we are unable to be agile and responsive to disruption in the development of new products, services and technologies, including capabilities such as energy efficiency, thermal technology (including liquid cooling), artificial intelligence and machine learning, our business, financial condition, results of operations and cash flows could be adversely affected.

Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. Further, as we integrate emerging and rapidly evolving technologies, including artificial intelligence and machine learning into our products and services, we may not be able to anticipate or identify vulnerabilities resulting from the use of such technology and develop adequate protection measures. As a result, these products may not achieve market acceptance and our brand image could suffer. The laws and regulations applicable to our products, and our customers’ product and service needs, change from time to time, and regulatory changes may render our products and technologies noncompliant or result in new or enhanced regulatory scrutiny. In addition, the markets for our products, services and technologies may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors, the introduction of new competitors to the market with new or innovative product offerings, the adoption of technology-enabled solutions that enable customers, contractors and others to self-perform services currently provided by us or the failure to address any of the above factors could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

An increasing portion of the demand growth for our commercial HVAC products is driven by data center customers whose investment decisions depend on the pace of artificial intelligence adoption and the capital expenditure plans of a limited number of hyperscale technology companies. This requires rapid development and scaling of advanced cooling technologies, including direct-to-chip liquid cooling, and is subject to intense competition from both traditional HVAC providers and specialized new entrants. As a result, a growing share of our revenue and backlog is concentrated among data center customers, and the loss of, or a significant reduction in orders from, one or more of these customers could have a disproportionate impact on our results of operations. In addition, some data center customers and developers are newer counterparties with limited operating histories, weaker credit profiles or dependence on project financing, which could cause data center orders to be subject to greater uncertainty compared to other sectors . In addition, we have made, and expect to continue to make, significant investments in manufacturing capacity and supply commitments based on forecasted data center demand. If AI-related infrastructure demand does not develop as anticipated, if we are unable to deliver competitive cooling solutions on customer timelines, or if large customers with substantial engineering resources elect to develop proprietary thermal management capabilities, our growth in this segment could be materially adversely affected, we could incur excess capacity, inventory write-downs and asset impairments, and overall customer demand for our product offerings could decrease, which would have an adverse effect on our business, results of operations and financial condition.

Our results of operations and continued growth rely on delivering differentiated solutions in key growth verticals, particularly through our direct channel sales. Failure to grow our installed base of systems and services sales due to competitive factors or demand shifts within mission critical growth verticals could adversely affect our business.

The Company seeks to apply its technology, product portfolio, digital capabilities and domain expertise to deliver differentiated solutions tailored to operating requirements in key verticals including data centers, advanced and biopharma manufacturing, healthcare, higher education and other mission-critical environments. Unlike many of our competitors, we rely on a direct sales channel for a substantial portion of our revenue. The direct channel provides for the installation of fire and security solutions, and HVAC equipment manufactured by us. This represents a significant distribution channel for our products, creates a large installed base of our fire and security solutions and HVAC equipment, and creates opportunities for longer term service, monitoring, solutions and retrofit revenue over the lifecycle of the building. If we are unable to maintain or grow this installation business within our key verticals, whether due to changes in economic conditions, a failure to anticipate changing customer needs, a failure to introduce innovative or technologically advanced solutions, or for any other reason, our installation revenue could decline, which could in turn adversely impact our product pull-through and our ability to grow service, monitoring, solutions and retrofit revenue.

Further, our ability to grow and maintain our service business depends on our ability to provide differentiated products and services through our technology and expertise to achieve desired customer outcomes in our key growth verticals. If we are unable to maintain this differentiation, customers and contractors may increasingly adopt technology-enabled solutions that enable them to self-perform services currently provided by us, which could adversely impact our ability to grow service, monitoring, solutions and retrofit revenue.

Failure to increase organizational effectiveness through the execution of our operating model, business system and organizational improvements may reduce our profitability or adversely impact our business.

Our results of operations, financial condition and cash flows are dependent upon our ability to design and execute on our operating model, deploy our business system and drive organizational improvement. Our ability to successfully implement our operating model includes our ability to organize our operations around our commercial and manufacturing strategy through organizational improvements and implementing incentive programs that promote and reward the effective execution of our strategy. The implementation of our operating model also depends on our ability to quickly respond to market and innovation driven changes and redeploy our resources as needed within our organization. Further, the effective deployment of our business system depends on our ability to train our employees on the business system and processes, hire and retain key personnel involved in the implementation, and manage organizational change across a large, geographically dispersed workforce. If we are unable to successfully implement and execute our operating model and deploy our business system, our business, financial condition, results of operations and cash flows could be adversely affected.

We seek to drive organizational improvement through a variety of actions, including restructuring and integration activities, digital transformation, strategic initiatives, business portfolio reviews, productivity initiatives, functionalization, incentive programs, training, executive management changes, and business and operating model assessments. The Company has committed to making increased capital expenditures in fiscal year 2027 intended to enhance capacity and meet growing demand, and continues to engage in a multi-year restructuring plan to address stranded costs and further right-size its global operations. Risks associated with these actions include delays in execution, additional unexpected costs, loss of customer relationships, realization of fewer than estimated productivity improvements, increased change fatigue, organizational strain and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, our failure to effectively implement our operating model and manage organizational changes may lead to increased attrition of customers and employees and harm our ability to attract and retain key talent.

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

We cannot be certain that our quality controls and procedures will reveal defects in our products or their raw materials, which may not become apparent until after the products have been placed in use in the market, which could result in loss of sales or delays in market acceptance and require a product recall or field corrective action. Such remedial actions can be expensive to implement and may damage our reputation, customer relationships and market share. We have conducted product recalls and field corrective actions in the past and may do so again in the future.

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

Supply chain disruptions, component shortages and supplier concentration could adversely affect our business, financial condition and results of operations.

We use a wide range of materials (primarily steel, copper and aluminum) and components (including semiconductors, electronic components, and components utilizing rare earth minerals) in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts require long qualification periods or may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons. For example, we have in the past experienced the following supply chain issues due to economic, geopolitical developments and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation. In addition, some of our subcontractors have experienced supply chain and labor disruptions, which have and could in the future impact our ability to timely complete projects and convert our backlog. Such disruptions have and could in the future interrupt our ability to manufacture or obtain certain products and components, thereby adversely impacting our ability to provide products to customers and realize expected profit margins. We could experience the recurrence of similar or new disruptions in the future, the effect of which will depend on our ability to successfully mitigate the impact of these disruptions. Any such disruption could materially and adversely affect our business, financial condition, results of operations and cash flows.

Material supply shortages and delays in deliveries, along with other factors such as price inflation, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Supply chain disruptions may also expose us to pricing risk due to cost inflation occurring between order and delivery. If we are unable to effectively manage availability of inputs (including supply chain disruption and shortages), inflation and timely convert our backlog, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a high-performance, customer-centric management team and workforce. Continuous efficient and timely customer service, customer support and customer intimacy are essential to enabling customer loyalty and driving our financial results. Our growth strategies require that we pivot to new talent capability investments and build the workforce of the future, with an emphasis on developing skills in digital and consultative, outcome-based selling. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies, introduce new products, execute large scale projects and support development and delivery of new solutions. Failure to ensure that we have leadership, technical and talent capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives, execute our strategic plan and effectively transition our leadership. Any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations.

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

Cybersecurity incidents, evolving cyber threats and cybersecurity requirements affecting our IT systems, digital products and services could disrupt business operations, result in the loss of critical and confidential information, and materially and adversely affect our reputation and results of operations.

We rely on the capacity, reliability and security of our IT and data security infrastructure, and on our ability to expand and update it as our business changes. Implementing new systems, integrating existing systems and supporting our older systems all increase the risk of security breaches. If an important IT system fails because of increased burdens on our IT infrastructure or a security breach, the resulting disruption could have a material adverse effect on our business, reputation and financial results.

Cybersecurity threats range from uncoordinated individual attempts to gain unauthorized access to sophisticated, targeted attacks known as advanced persistent threats. These are directed at us, our products, our customers and our third-party service providers, including cloud providers. AI and machine learning technologies continue to develop rapidly, and the risks and market disruptions they may cause are impossible to predict. Threat actors already use these technologies to build new hacking tools and attack vectors, exploit vulnerabilities, hide their activities and make attacks harder to attribute. New AI tools can find previously undetected vulnerabilities in short time spans and create exposure to zero-day attacks. These developments may enable faster, larger-scale and more sophisticated attacks on us, our products, connected building environments, customers and third-party providers. They also significantly shorten the time we and our third-party service providers have to detect, respond to and fix vulnerabilities. In addition, the vendors we use to support our business and operations have experienced, and will likely continue to experience, these types of threats and incidents, which add to the risks to our IT systems (including our cloud services providers’ systems), internal networks, our customers’ systems and the information stored and processed on such networks and systems. Despite our efforts to deploy countermeasures to deter, prevent, detect, respond to and mitigate cybersecurity threats, we have experienced, and will likely continue to experience, cybersecurity incidents and attacks. Such incidents have remained, and could in the future remain, undetected for an extended period of time, and the losses arising from such incidents could exceed our available insurance coverage for such matters.

An increasing number of our products, services and technologies are delivered with digital capabilities and interconnected device networks, including sensors, data, building management systems and advanced computing and analytics capabilities. If we fail to manage lifecycle cybersecurity risk in the development, deployment and operation of these digital platforms and services, they could suffer cybersecurity incidents. That could lead to third-party claims that our product failures damaged our customers. This risk is heightened by the increasingly connected nature of our products and the role they play in managing building systems.

Any future cybersecurity incidents or attacks, depending on their nature and scope, may result in the Company incurring significant costs, reputational damage, exposure to legal claims, enforcement actions, audits, investigations and fines levied by governmental organizations, misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties), the theft of intellectual property and the diminution in the value of our investment in research, development and engineering, and the disruption of business operations.

Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. Evolving cybersecurity laws, standards and customer requirements mandating secure-by-design and lifecycle security controls may increase costs, delay product launches, limit market access, and require us to modify or discontinue offerings that cannot be economically or technically adapted.

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

Such an event could lead customers to select the products and services of our competitors, harm our reputation and credibility, cause unfavorable publicity or otherwise adversely affect certain existing and potential customers’ perception of our services, all of which could result in lost sales. In addition, we have and may in the future be required to make certain third-party notifications to individuals and regulators.

We must understand and comply with different and potentially conflicting data privacy laws in the U.S. states and foreign jurisdictions where we operate, while keeping the data secure. Government enforcement actions can be costly and interrupt our operations. Violations of data privacy laws can result in fines, reputational damage and civil lawsuits.

Some of our contracts do not contain limitations of liability, and where they do, those limitations may not be enough to protect us from claims related to our data privacy and security obligations. One or more large successful claims that exceed our available insurance coverage, or that lead to adverse changes to our insurance policies, could adversely affect our business, reputation and financial results.

The use of artificial intelligence technologies into our products, services and processes could result in operational, legal, business, compliance and reputational risks.

Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. Certain of our AI capabilities may depend on third-party models, platforms and service providers whose performance, availability, security, policies or regulatory compliance may adversely affect our business, operations or results. The introduction of these technologies, particularly generative AI, into internal processes and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. We are increasingly deploying AI-enabled tools, automated workflows and agentic technologies across our business. These systems may fail to perform as intended, generate inaccurate outputs, take unintended actions, or otherwise operate inconsistently with business objectives, legal requirements or internal policies. Such failures could result in operational disruption, financial loss, regulatory scrutiny, contractual liability, reputational harm or other adverse consequences. As these technologies become more autonomous, identifying, monitoring and mitigating such risks may become more complex and resource intensive. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. In addition, employees, contractors or third parties may use unapproved or insufficiently governed AI applications, resulting in security, compliance or data protection risks. The use of AI in the development of our products and services could also cause loss or theft of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. We also face risks of competitive disadvantage if our competitors more effectively use AI to drive internal efficiencies or create new or enhanced products or services that we are unable to compete against on cost, quality or other attributes or we are unable to identify, update, restrict or retire AI models whose performance or risk profile degrades over time. Furthermore, the emergence of increasingly sophisticated AI and machine learning technology has prompted lawmakers around the world to consider the regulation of such technology, including in jurisdictions in which we operate. Such regulations may impose obligations on companies like ours, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have a material adverse effect on our business, operations and financial condition.

Infringement or expiration of our intellectual property rights, or allegations that we have infringed upon the intellectual property rights of third parties, could negatively affect us.

We rely on a combination of trademarks, trade secrets, patents, copyrights, know-how, confidentiality provisions and licensing arrangements to protect our proprietary rights. These measures may not prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. Our confidentiality agreements with employees and third parties may be breached or may not provide meaningful protection. Effective intellectual property protection may be unavailable or limited in some countries in which we operate. Our continued use of AI in developing our products and services could also affect our intellectual property protections. From time to time, we resort to litigation to protect our intellectual property rights. Such proceedings can be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. For those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

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

Global climate change and related regulations could negatively affect our business.

Climate change creates financial and operational risks to our business. Its effects could affect the availability and cost of manufacturing materials, worsen existing supply chain risks, including indirect risks passed through the supply chain, increase insurance and other operating costs, raise prices for our products and the resources needed to produce them, and influence our decisions to build new facilities or maintain existing ones in areas most prone to physical climate risks.

Concern about climate change has also led to more regulations designed to reduce greenhouse gas emissions. These tend to target the global warming potential ("GWP") of refrigerants, equipment energy efficiency and the combustion of fossil fuels. Many of our products consume energy and use refrigerants, so these regulations present a risk predominantly to our HVAC business if we do not adequately prepare and refresh our product portfolio. We have been, and may in the future be, required to make increased research and development and other capital expenditures to comply. Our customers and markets may also impose emissions or other environmental standards, through regulation, market-based emissions policies or consumer preference, that we cannot meet in time because of the required capital investment or technological advancement. There can be no assurance that our product portfolio commitments will be successful, that our products will be accepted by the market or that economic returns will reflect our product development investments.

Climate and refrigerant transition legislation remains inconsistent, which creates economic and regulatory uncertainty. That uncertainty includes the risk that incentives supporting demand for energy efficient buildings are discontinued. The rollback of existing legislation in certain jurisdictions could also increase our compliance costs and the cost of adapting our portfolio for different markets, and proposed regulation or deregulation could hurt our competitive position. These factors may affect demand for our products, the obsolescence of our products and our results of operations.

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

A material disruption of our operations due to catastrophic or geopolitical events, particularly at our manufacturing and/or monitoring facilities, could materially and adversely affect our business.

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

We employ approximately 84,000 people worldwide. Approximately 24% of these employees are covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and works councils that represent our employees are generally good and we have experienced no material strikes or work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply was not readily available. Work stoppages by employees of our customers could also result in reduced demand for our products.

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

Data center construction, in particular, is influenced by technology-sector capital expenditure cycles and political dynamics that may not correlate with broader construction market conditions, and a reduction in spending by a small number of large technology customers due to business, financial, political or logistical (i.e., electrical power availability, permitting, zoning and regulatory approvals) constraints could disproportionately affect our order pipeline and backlog. In addition, planned or publicly announced data center construction projects could be subject to public and state government push back which could cause the delay or cancellation of projects, which could adversely impact the Company's order pipeline, backlog conversion and results of operations.

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

Trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to invest capital, which could impair our future growth. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business. In addition, governmental and institutional customers increasingly impose local-content or domestic-sourcing requirements as conditions of procurement eligibility or incentive qualification, and commercial customers may independently adopt country-of-origin restrictions that preclude acceptance of products manufactured in certain jurisdictions. These requirements could compel us to restructure manufacturing operations, establish or expand production capacity in specified countries, or forgo sales opportunities where our existing manufacturing footprint does not satisfy applicable sourcing mandates, any of which could increase our capital expenditure requirements and reduce our competitive flexibility.

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

We compete around the world in various geographic regions and product markets. Global economic and political conditions affect each of our primary businesses and the businesses of our customers and suppliers. Recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. For example, ongoing macroeconomic and political instability caused by global supply chain disruptions, inflation, ongoing conflicts between Russia and Ukraine as well as in the Middle East, and other geopolitical tensions have and could continue to adversely impact our results of operations. Other consequences arising from ongoing conflicts, the further escalation of geopolitical tensions globally and their effect on our business and results of operations as well as the global economy, cannot be predicted. This may include economic sanctions, embargoes, regional instability, geopolitical shifts, expansion of current conflicts, energy instability, retaliatory action by governments, supply chain disruptions, disruption to local markets, increased cybersecurity attacks against us, our third-party service providers and customers, collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. and increased tensions among countries in which we operate. Our failure to adequately react to these and other political and economic conditions could materially and adversely affect our results of operations, financial condition or liquidity.

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

We continually evaluate the performance and strategic fit of all of our businesses and have, and may continue to sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. We may also experience unfavorable reactions to the divestitures by customers, competitors, suppliers and employees, making it more difficult to maintain business and operational relationships. Some divestitures are or may be dilutive to earnings and we may not be successful in executing restructurings and other actions to minimize or offset dilution. We may also fail to successfully complete divestitures, achieve the strategic objectives of divestitures or not realize such objectives within the expected time frame, including our objective to simplify our portfolio to be a pure-play provider of comprehensive solutions for commercial buildings. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. In the event we are unable to successfully divest a business or product line, we may be forced to wind down such business or product line, which could materially and adversely affect our results of operations and financial condition. We cannot provide assurance as to whether we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

We may be unable to successfully execute or effectively integrate acquisitions or joint ventures.

We expect acquisitions of businesses and assets, as well as joint ventures (or other strategic arrangements), to play a role in our future growth and our ability to build capabilities in our products and services. We cannot be certain that we will be able to identify attractive acquisition or joint venture targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or form joint ventures, or manage the timing of acquisitions with capital obligations across our businesses. Competition for acquisition opportunities may rise, thereby increasing our costs of making acquisitions may cause us to refrain from making further acquisitions.

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

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, the quantity and chemistry of hydrofluorocarbons that may be used as refrigerants and in certain products solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance, decrease demand for our products, create reputational harm or require us to manufacture with alternative technologies and materials.

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

The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business, and require that companies maintain accurate books and records. Our policies mandate compliance with these laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot provide assurance that our internal control policies and procedures will preclude reckless or criminal acts committed by our employees, agents, business partners, or other third-parties. Where we believe or have reason to believe that our employees, agents, or partners have or may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we have and will investigate the allegations and from time to time as necessary may engage outside counsel to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, we could be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of such compliance matters, which also could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

We have projects underway at multiple current and former manufacturing and testing facilities to investigate and remediate environmental contamination resulting from past operations by us or by other businesses that previously owned or used the properties, including our Fire Technology Center and Stanton Street manufacturing facility located in Marinette, Wisconsin. These projects relate to a variety of activities, including arsenic, solvent, oil, metal, lead, PFOS, PFOA and/or other per- and polyfluoroalkyl substances ("PFAS") and other hazardous substance contamination cleanup; and structure decontamination and demolition, including asbestos abatement. Governments in the United States and internationally have increasingly been regulating PFAS in products, including firefighting foams previously sold by one of the Company's subsidiaries. These regulations include declining emission standards and limits set as to the presence of certain compounds. Because of uncertainties associated with environmental regulation and environmental remediation activities at sites where we may be liable, future expenses that we may incur to remediate identified sites and resolve outstanding litigation could be considerably higher than the current accrued liability on our consolidated statements of financial position, which could have a material adverse effect on our business, results of operations and cash flows.

In addition, we have been named, along with others, in a number of class action and other lawsuits relating to the use of fire-fighting foam products by the U.S. Department of Defense, the U.S. military and others for fire suppression purposes and related training exercises. It is difficult to predict the outcome or ultimate financial exposure represented by these matters. Such claims may also negatively affect our reputation. See Note 19, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

We are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.

We and certain of our subsidiaries, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were used with asbestos containing components. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits on satisfactory terms in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows. See Note 19, “Commitments and Contingencies,” of the notes to consolidated financial statements for additional information on these matters.

Legal proceedings in which we are, or may be, a party to may adversely affect us.

We are currently, and may in the future, become subject to legal proceedings and commercial or contractual disputes in the normal course of business including commercial or contractual disputes with our suppliers or customers, intellectual property matters, third party liability, including product liability claims, and employment claims. In addition, we may be exposed to greater risks of liability for employee acts or omissions, or system failure, in our fire and security businesses that may not be inherent in other businesses. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions or system failures. As a result, such employee acts or omissions or system failures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Tax Matters

Future potential changes to the tax laws or tax treaties could adversely affect us and our affiliates.

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

In addition, future changes to existing tax treaties, the adoption of new anti-abuse provisions, limitations on treaty benefits, or differing interpretations of treaty provisions by tax authorities could increase withholding taxes, restrict access to treaty benefits, result in double taxation, and adversely affect our effective tax rate and cash tax position.

In October 2021, the Organization for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises ("MNE"), with an annual global revenue exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. The adoption of Pillar One, its potential effective date, and the form in which it may ultimately be implemented remain uncertain and could differ materially from the OECD's original proposal.

Pillar Two requires MNEs with an annual global revenue exceeding €750 million to pay a global minimum tax of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Global Minimum Tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Global Minimum Tax, which is applicable for the Company in fiscal 2026. However, significant uncertainty remains regarding the interpretation, administration and coordinated application of the Global Minimum Tax rules across jurisdictions. Differences in implementation, future legislative changes, expiration of transition relief and safe harbor provisions, and additional OECD administrative guidance could increase the Company's global tax liability, cash tax payments and effective tax rate.

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

For the majority of transfers of Johnson Controls ordinary shares, there is no Irish stamp duty. However, Irish stamp duty is payable for certain share transfers. A transfer of Johnson Controls ordinary shares from a seller who holds shares beneficially

(i.e., through the Depository Trust Company ("DTC")) to a buyer who holds the acquired shares beneficially (i.e., through DTC), which is effected by the debit/credit of book-entry interests representing the shares through DTC, is not subject to Irish stamp duty. A transfer of Johnson Controls ordinary shares by a seller who holds shares directly (i.e., not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to Johnson Controls transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and the transfer into DTC is not effected in contemplation of a sale of such shares by the beneficial owner to a third party.

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

Shareholders resident in the U.S., who are beneficially entitled to any dividends paid on their shares and hold their shares through DTC will not be subject to DWT provided the addresses of such shareholders in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us). U.S. resident shareholders that hold their shares outside of DTC and shareholders resident in European Union countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) and irrespective of whether they hold their shares through DTC or outside DTC should not be subject to DWT provided such shareholders are beneficially entitled to any dividends paid on their shares and they have furnished complete and valid DWT forms (or an Internal Revenue Service (“IRS”) Form 6166 in the case of U.S resident shareholders only), to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our qualifying intermediary). However, some shareholders may be subject to withholding tax, which could adversely affect the price of their ordinary shares.

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

Any of the following could materially and adversely impact the results of operations of our business: loss of, changes in, or failure to perform under guaranteed performance contracts with our major customers; potential insolvency or financial distress of third parties; cancellation of, or significant delays in, projects in our backlog; delays or difficulties in new product development; our ability to recognize the expected benefits of our restructuring actions; downgrades in the ratings of our debt, material increases to our level of indebtedness; risks related to our defined benefit retirement plans; increases in the costs of our products and services that we are unable to pass on to the market; changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their building control systems; and natural or man-made disasters or losses that impact our ability to deliver products and services to our customers.

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

The Company is regularly subject to cybersecurity threats. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on risks from cybersecurity threats. To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, materially affected or are reasonably likely to materially affect our business, our business strategy, our results of operations or financial condition.

Cybersecurity Governance

The Company’s Board of Directors (the "Board”) has oversight of the management of the most significant risks facing the Company, including cybersecurity. The Board receives information technology and cybersecurity updates from senior management, including the Chief Information Officer ("CIO") and Chief Information Security Officer (“CISO”) several times per year. These updates cover the cybersecurity risks facing the Company’s enterprise information technology environment, as well as the Company’s digital products and services. Regular oversight of cybersecurity and AI matters is further delegated by the Board to the Governance and Sustainability Committee. The Governance and Sustainability Committee provides a deeper level of oversight through quarterly engagements with senior management, including the CIO and CISO, to review the Company’s cybersecurity and AI governance programs, including the highest risk areas and key mitigation strategies.

The Company maintains a Cybersecurity Steering Committee ("CSC") designed to ensure effective governance of risks associated with the Company’s use of information and technology assets and demonstrate effective governance of cybersecurity risk. The CSC is chaired by the CISO, and includes the Company’s Chief Financial Officer, Chief Legal Officer, CIO, and other senior representatives from the Company’s business segments and functions. The CSC meets quarterly to monitor the current risk landscape and active risk reduction efforts. Through this review and monitoring activity, the CSC oversees effective governance of IT Risk Management in the Enterprise IT Portfolio, drives accountability and transparency of control effectiveness, and facilitates risk remediation and mitigation in a coordinated and comprehensive manner.

The CISO has been appointed by the CIO and is responsible for cybersecurity risk management across the Company. The CISO leads a global enterprise security team responsible for enterprise-wide security strategy, architecture, engineering, and operations. The CSC has granted authority to the CISO to pause or stop business processes during the execution of cybersecurity incident response duties if they deem it necessary. The CSC maintains approval authority for the Company’s Enterprise Information Security Policy.

The CISO has over 20 years of technology experience including cybersecurity, infrastructure, architecture, and data and analytics in highly regulated industries including healthcare and aviation and defense. The CISO has an undergraduate degree in Computer Information Systems.

ITEM 2    PROPERTIES

The Company has properties in almost 60 countries throughout the world, with its world headquarters located in Cork, Ireland and its North American operational headquarters located in Milwaukee, Wisconsin USA. The Company’s wholly- and majority-owned facilities primarily consist of manufacturing, sales and service offices, research and development facilities, monitoring centers, and assembly and/or warehouse centers. At September 30, 2026, these properties totaled approximately 24 million square feet of floor space of which 7 million square feet are owned and 17 million square feet are leased. The Company considers its facilities to be suitable for their current uses and adequate for current needs. The majority of the facilities are operating at normal levels based on capacity. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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

Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for discussion of environmental, asbestos, self-insured liabilities and other litigation matters, which is incorporated by reference herein and is considered an integral part of Part I, Item 3, "Legal Proceedings."

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 12, 2026 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s Proxy Statement relating to the annual general meeting of shareholders to be held on March 3, 2027.

Todd Grabowski, 56, has served as Vice President and President, Americas, since October 2025. Mr. Grabowski has served in roles of increasing responsibility at Johnson Controls since 1998, including President, Global Data Centers & Applied, from 2024 until 2025, Vice President and General Manager, Applied Equipment and Air Distribution, from 2021 until 2023, Vice President and General Manager, Applied Equipment, Americas, from 2019 until 2020, Vice President and General Manager, Air Handling Systems, Americas, from 2016 until 2018, and General Manager in various roles within the Company’s North America operations from 2011 until 2016.

Susan Hughes, 46, has served as Vice President and President, APAC, since January 2026. Prior to joining Johnson Controls, Ms. Hughes served in roles of increasing responsibility over a 20-year period at Emerson Electric Co. At Emerson, Ms. Hughes served in a variety of different leadership roles spanning Engineering, Marketing and Operations, most recently serving as Global President, Flow, from October 2025 until November 2025 and President of Asia Pacific from October 2020 until October 2025. From July 2017 until October 2020, Ms. Hughes served as Vice President and General Manager of Micro Motion, an Emerson business unit.

Richard Lek, 60, has served as Vice President and President, EMEA since November 2024. Mr. Lek has served in roles of increasing responsibility at Johnson Controls since 2002, including Vice President and General Manager, Continental Europe, from March 2023 until November 2024, Chief Operating Officer and Business Transformation Leader Asia Pacific from August 2021 until March 2023, Vice President Business Transformation Global Products from August 2019 until March 2023, and Vice President Business Transformation EMEA/LA from January 2018 until August 2019. Earlier in his career, Mr. Lek held various Vice President and General Manager roles in the Middle East and Africa.

Daniel C. “Skip” McConeghy, 60, has served as Vice President, Chief Accounting and Tax Officer since June 2022. Mr. McConeghy previously served as Vice President, Global Tax from October 2020 until June 2022 and as interim Controller from February 2022 until June 2022. He also served as Vice President, Corporate Tax Planning, from July 2012 through October 2020. Prior to joining Johnson Controls, Mr. McConeghy was a Tax Partner at PricewaterhouseCoopers, from July 1999 through June 2012.

Kathryn Rowen, 47, has served as Executive Vice President and Chief Legal Officer since November 2026. Prior to joining Johnson Controls, she served in various leadership roles at Vontier Corporation, a global industrial technology company, from September 2020 until October 2026, including Chief Legal & Sustainability Officer, Chief Administrative Officer and, most recently, Chief Transformation and Operations Officer. Prior to joining Vontier, Ms. Rowen served as Vice President, Corporate Social Responsibility, Labor & Employment and Litigation at Fortive Corporation from January 2017 until September 2020. Prior to joining Fortive, Ms. Rowen served in various roles at Raytheon Technologies, including Senior Director, Compliance, from July 2015 to January 2017 and Senior Counsel, Labor & Employment and General Law from October 2011 until June 2015.

Chris Scalia, 51, has served as Executive Vice President and Chief Human Resources Officer since July 2025. Prior to joining Johnson Controls, he served in various human resources leadership roles at the Hershey Company, an industry leading snacks company, since 2008, including the Chief Transformation Officer and Chief Human Resources Officer from January 2024 until July 2025, Senior Vice President, Chief Human Resources Officer from December 2019 until February 2024, Vice President, Global Human Resources from March 2018 until December 2019 and Vice President, Chief Talent Officer from November 2014 until March 2018.

Marc Vandiepenbeeck, 48, has served as Executive Vice President and Chief Financial Officer since January 2024. He previously served as Vice President and President, Building Solutions, Europe, Middle East, Africa and Latin America from August 2023 until November 2024. From 2005 until 2023, Mr. Vandiepenbeeck served in roles of increasing responsibility at Johnson Controls, including Vice President, Finance in 2023, Vice President of Finance, Building Solutions North America,

from 2021 through 2023, Vice President and Treasurer, from 2019 until 2021 and Treasurer, Asia Pacific, Middle East, Hong Kong/Shanghai and China, from 2012 until 2015.

Joakim Weidemanis, 57, has served as Chief Executive Officer since March 2025. Mr. Weidemanis previously served as Executive Vice President of Danaher Corporation, a leading global life sciences and diagnostics innovator, from 2017 until 2024. Prior to becoming Executive Vice President, Mr. Weidemanis held various management positions within Danaher from 2011 until 2017. Prior to joining Danaher, Mr. Weidemanis served as Head of Product Inspection Division of Mettler Toledo from 2005 until 2011. From 1995 until 2005, Mr. Weidemanis served in various operating and corporate development roles at ABB Ltd.

There are no family relationships, as defined by the instructions to this item, among the Company’s executive officers.

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s ordinary shares are traded on the New York Stock Exchange under the symbol "JCI."

Number of Record Holders
Title of Class	as of October 31, 2026
Ordinary Shares, $0.01 par value	23,997

The Company and its predecessors has paid a consecutive dividend since 1887, including most recently a dividend of $0.40 per share in the first fiscal quarter of 2027. The timing, declaration and payment of future dividends to holders of the Company’s ordinary shares will depend upon many factors, including the Company’s financial condition and results of operations, the capital requirements of its businesses, industry practice and any other relevant factors.

As of September 30, 2026, approximately $3.2 billion remains available under the share repurchase program which was authorized by the Company's Board of Directors in June 2025. The share repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

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

The Company resumed open market repurchases in the second quarter of fiscal 2026 after final settlement of the ASR Transactions. During fiscal 2026, the Company repurchased and immediately retired $1.5 billion of its ordinary shares in open market transactions.

The following table presents information regarding the repurchase of the Company’s ordinary shares by the Company as part of the publicly announced program during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs
7/1/26 - 7/31/26	1,638,956	$142.10	1,638,956	$3,670,037,876
8/1/26 - 8/31/26	1,490,474	148.50	1,490,474	3,448,701,471
9/1/26 - 9/30/26	1,426,961	140.58	1,426,961	3,248,103,284

During the three months ended September 30, 2026, acquisitions of shares by the Company from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares were not material.

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

The line graph below compares the cumulative total shareholder return on the Company's ordinary shares with the cumulative total return of companies on the Standard & Poor’s ("S&P") 500 Stock Index and the companies on the S&P 500 Industrials Index. This graph assumes the investment of $100 on September 30, 2021 and the reinvestment of all dividends since that date.

COMPANY/INDEX	Sep21	Sep'22	Sep'23	Sep'24	Sep'25	Sep'26
Johnson Controls International plc	100.00	74.10	82.03	122.39	176.25	241.16
S&P 500 Industrials Index	100.00	84.10	101.76	138.19	161.88	186.70
S&P 500 Index	100.00	84.70	103.67	138.71	157.94	170.90

Total Return to Shareholders
Dollars
300.00
250.00
200.00
150.00
100.00
50.00
0.00
Sep21
Sep'22
Sep'23
Sep'24
Sep'25
Sep'26
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

The Company's fiscal year ends on September 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company on a continuing operations basis for the year ended September 30, 2026 and should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

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

Geopolitical and economic tensions, including the ongoing conflicts in the Middle East, have the potential to cause disruptions in global supply chains, increase costs and create overall volatility. The ongoing conflicts in the Middle East have disrupted energy supplies and supply chains, increased costs for energy and other supplies and created volatility in the capital markets, among other impacts. The continued net effect of these events will depend on the Company’s ability to successfully mitigate and offset their impacts.

The Company is taking actions to mitigate the actual and anticipated impact of ongoing trade restrictions and geopolitical conflict, including strengthening the Company's in region, for region manufacturing strategy, pivoting to local sourcing in its supply chain, accelerating pricing actions and asserting contractual rights through change orders. The Company has historically taken a variety of actions to mitigate trade restrictions, supply chain disruptions and inflation, including through expanding and redistributing its supplier network, supplier financing, accelerated purchasing and productivity improvements. These actions have largely been successful in mitigating the impacts of the current macroeconomic environment, however, it is uncertain whether the actions taken or contemplated to be taken by the Company will be effective in continuing to mitigate the impact of current and future trade restrictions and their related impacts. The Company continues to actively monitor and evaluate the development and potential impacts of tariffs, trade restrictions and geopolitical conflicts on its supply chain and results of operations.

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

The Company continues to observe trends demonstrating increased interest and demand for its products and services that enable smart, efficient and sustainable buildings, which are driven in part by increased maturity and adoption of AI and high-performance computing. These trends are currently impacting the microchip and data center industry and driving technology innovation, and have led to increased demand for hyperscale and data center cooling solutions that deliver heat management and energy efficiency. This trend has contributed to increases in the Company’s orders and backlog. In addition, the Company continues to observe increased demand driven by government tax incentives, building performance standards and other regulations designed to limit emissions and combat climate change. In particular, legislative and regulatory initiatives such as the EU Energy Efficiency Directive, EU Heat Transition, U.S. Inflation Reduction Act and EU Energy Performance of

Buildings Directive include provisions designed to fund and encourage investment in decarbonization and digital technologies for buildings. This demand is supplemented by commitments in both the public and private sectors to reduce emissions and/or achieve net zero emissions. The Company seeks to capitalize on these trends to enable delivery of sustainable, high-efficiency products and tailored services to empower customers to achieve their sustainability, heat management and energy efficiency goals. The Company is leveraging its install base, together with data-driven products and services, to offer outcome-based solutions to customers with a focus on generating accelerated growth in services and recurring revenue.

The extent to which the Company’s results of operations and financial condition are impacted by these and other factors in the future will depend on developments that are highly uncertain and cannot be predicted. See Part I, Item 1A, of this Annual Report on Form 10-K for an additional discussion of risks.

FISCAL YEAR 2026 COMPARED TO FISCAL YEAR 2025

Net Sales

	Year Ended September 30,
(in millions)	2026	2025	Change

Net sales	$25,666	$23,596	9%

The increase in net sales was due to higher organic sales ($1,988 million) and the favorable impact of foreign currency translation ($215 million), partially offset by the net impact of acquisitions and divestitures ($133 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, consolidated net sales increased 8% over the prior year, driven by growth across all segments, led by strength in Applied HVAC, including data centers, and continued growth across both Products and Systems and Services. Products and Systems sales increased 9% and Services increased 8%.

Refer to the "Segment Analysis" below within Item 7 for a discussion of net sales by segment. Refer to Note 3, "Revenue Recognition," of the notes to consolidated financial statements for further disclosure related to the net sales allocation between products and systems versus services revenue.

Cost of Sales / Gross Profit

	Year Ended September 30,
(in millions)	2026	2025	Change

Cost of sales	$16,151	$15,004	8%
Gross profit	9,515	8,592	11%
% of sales	37.1%	36.4%	70 bp

The increase in gross profit was primarily due to organic sales growth, productivity improvements and better operating leverage. Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings.

Selling, General and Administrative Expenses ("SG&A")

	Year Ended September 30,
(in millions)	2026	2025	Change

SG&A	$5,510	$5,764	(4)%
% of sales	21.5%	24.4%	(290) bp

The decrease in SG&A was primarily due to AFFF insurance recoveries related to the previously disclosed water systems settlement ($110 million), the gain on the ADT Mexico business divestiture ($70 million) and benefits from ongoing cost reduction actions.

Refer to the "Segment Analysis" below within Item 7 for a discussion of segment earnings. Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for further disclosure related to the water systems AFFF settlement.

Restructuring and Impairment Costs

During the fourth quarter of fiscal 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size global operations as a result of previously announced portfolio simplification actions, and in the fourth quarter of fiscal 2026, the Company expanded the restructuring plan to add an additional $350 million of planned costs, primarily related to consolidating the Company’s manufacturing and warehouse facilities, simplifying its operating footprint and streamlining support functions, for a total of approximately $750 million in costs to be incurred between fiscal 2025 and fiscal 2028. It is expected that the plan will be completed by the end of fiscal 2028 and the Company will incur one-time restructuring costs, including severance and other employee termination benefits, contract termination costs, and certain other related cash and non-cash charges, totaling approximately $750 million (with approximately $400 million expected to be incurred in fiscal 2027 and 2028), resulting in expected annual cost savings of approximately $1.1 billion upon full completion of the plan. Restructuring costs will be incurred across all segments and Corporate functions.

	Year Ended September 30,
(in millions)	2026	2025

Restructuring and related costs	$190	$164
Goodwill & intangible impairments	38	206
Other impairments	83	176
Restructuring and impairment costs	$311	$546

Refer to Note 5, "Property, Plant and Equipment," Note 6, "Goodwill and Other Intangible Assets," and Note 15, "Restructuring and Related Costs," of the notes to consolidated financial statements for further disclosure related to the Company's restructuring plans and impairment costs.

Net Financing Charges

Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for further disclosure related to the Company's net financing charges and debt.

Income From Continuing Operations Before Income Taxes

	Year Ended September 30,
(in millions)	2026	2025	Change
Income from continuing operations before income taxes	$3,426	$1,969	74%

The increase in income from continuing operations before income taxes was primarily due to organic sales growth, productivity improvements, better operating leverage and benefits from ongoing cost reduction actions.

Income Tax Provision

	Year Ended September 30,
(in millions)	2026	2025

Income tax provision	$536	$245
Effective tax rate	16%	12%

For fiscal 2026, the effective tax rate for continuing operations was 16% and was higher than the statutory tax rate primarily due to the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") insurance proceeds, the tax impact of current and planned divestitures, and tax rate differentials, partially offset by tax reserve adjustments and other tax audit matters for certain tax years and the benefits of continuing global tax planning initiatives.

For fiscal 2025, the effective tax rate for continuing operations was 12% and was lower than the statutory tax rate primarily due to the favorable impact of impairment and restructuring charges and the benefits of continuing global tax planning initiatives, partially offset by the unfavorable impact of tax audit resolutions.

Refer to Note 16, "Income Taxes," of the notes to consolidated financial statements for further details.

Income (Loss) From Discontinued Operations, Net of Tax

	Year Ended September 30,
(in millions)	2026	2025	Change
Income (loss) from discontinued operations, net of tax	$(27)	$1,789	(102)%

The decrease in income from discontinued operations, net of tax was primarily due to the prior year gain on sale of the R&LC HVAC business. Refer to Note 2, "Acquisitions and Divestitures," of the notes to consolidated financial statements for further information.

SEGMENT ANALYSIS

The Chief Executive Officer, the Company’s chief operating decision maker ("CODM"), evaluates the performance of its segments and allocates resources based on two profitability measures, Segment EBIT and Segment EBITA (non-GAAP):

•Segment earnings before interest and taxes ("Segment EBIT") represents segment income from continuing operations, excluding restructuring and impairment costs, AFFF related settlement costs and insurance recoveries, gains or losses on divestitures, and net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments. Segment EBIT is used as a tool to allow the CODM to evaluate the recurring profitability of the segments, including revenues and expenses that are within the operational control of the segments, and excluding the impact of certain non-cash and non-recurring items. Segment EBIT also provides the CODM with visibility into the integration of key strategic initiatives, such as acquisitions and mergers.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30, 2026
	Americas	EMEA	APAC
Net sales	$17,398	$5,119	$3,149
Cost of sales	10,879	3,291	2,023
Selling, general and administrative expenses ("SG&A")	3,431	1,135	541
Equity income	—	(7)	(4)
Segment EBIT	3,088	700	589
Amortization of intangible assets	309	28	14
Segment EBITA (non-GAAP)	$3,397	$728	$603

	Year Ended September 30, 2025
	Americas	EMEA	APAC
Net sales	$15,831	$4,968	$2,797
Cost of sales	9,947	3,249	1,781
Selling, general and administrative expenses ("SG&A")	3,357	1,141	559
Equity (income) loss	1	(3)	(4)
Segment EBIT	2,526	581	461
Amortization of intangible assets	356	68	15
Segment EBITA (non-GAAP)	$2,882	$649	$476

Net Sales

	Net Sales for the Year Ended September 30,
(in millions)	2026	2025	Change
Americas	$17,398	$15,831	10%
EMEA	5,119	4,968	3%
APAC	3,149	2,797	13%
	$25,666	$23,596	9%

•The increase in Americas was primarily due to organic growth ($1,529 million) and favorable foreign currency translation ($36 million). Excluding the impact of foreign currency translation and business acquisitions, sales increased 10%, led by continued strength across Applied HVAC, including data centers. Products and Systems sales increased 9% and Services increased 10%.

•The increase in EMEA was primarily due to organic growth ($115 million) and favorable foreign currency translation ($153 million), partially offset by the net impact of business acquisitions and divestitures ($117 million). Excluding the impact of foreign currency translation and business acquisitions and divestitures, sales increased 2%, as growth was constrained by pressure in the region due to the conflicts in the Middle East. Products and Systems sales increased 2% and Services increased 3%.

•The increase in APAC was primarily due to organic growth ($344 million) and favorable foreign currency translation ($26 million), partially offset by the impact of divestitures ($18 million). Excluding the impact of foreign currency translation and divestitures, sales increased 12%, led by 16% growth in Products and Systems and continued strength in Applied HVAC.

Segment EBIT and Segment EBITA (non-GAAP)

	Segment EBIT for the Year Ended September 30,			Segment EBITA (non-GAAP) for the Year Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Americas	$3,088	$2,526	22%	$3,397	$2,882	18%
EMEA	700	581	20%	728	649	12%
APAC	589	461	28%	603	476	27%

•The increase in Americas was primarily driven by strong operating leverage on higher revenue.

•The increase in EMEA was primarily driven by productivity improvements and favorable pricing, partially offset by the impact of business divestitures.

•The increase in APAC was primarily driven by increased volumes and productivity improvements.

A reconciliation of income from continuing operations before income taxes to Segment EBIT and Segment EBITA (non-GAAP) is as follows (in millions):

	Year Ended September 30,
	2026	2025	2024
Income from continuing operations before income taxes	$3,426	$1,969	$1,522

Corporate expenses	653	767	490
Restructuring and impairment costs	311	546	510
Water systems AFFF settlement (1)	—	—	750
Water systems AFFF insurance recoveries (1)	(149)	(39)	(367)
Net financing charges	279	319	342
Loss (gain) on divestitures	(70)	—	42
Net mark-to-market adjustments	(73)	6	(47)
Segment EBIT	4,377	3,568	3,242
Amortization of intangible assets	351	439	476
Segment EBITA (non-GAAP)	$4,728	$4,007	$3,718

ORDERS AND BACKLOG

Orders and backlog are metrics that are meant to provide management with a deeper level of insight into the progress of specific strategic and growth initiatives. Orders provide management with a signal of customer demand for the Company's products and services, as well as an indication of future revenues and performance. The Company reports backlog, which it believes is a useful measure of evaluating the Company's operational performance and relationship to total orders. However, the timing and conversion of backlog and orders are subject to numerous uncertainties and risks and are not necessarily indicative of the amount of revenue to be earned in the upcoming fiscal year.

The following table summarizes orders and backlog by segment:

	Orders		Backlog
(in billions)	Year Ended September 30, 2026	Year-over-Year Change (1)	September 30, 2026	Year-over-Year Change (1)

Americas	$21.6	48%	$17.8	54%
EMEA	5.1	9%	3.1	18%
APAC	3.0	10%	2.1	12%
Total	$29.7	35%	$23.0	43%

(1) Change is compared to September 30, 2025 (backlog) and the year ended September 30, 2025 (orders) and excludes the impact of acquisitions, dispositions and foreign currency.

Orders
Orders increased 35%, driven by continued data center demand, along with strong growth across mission-critical verticals, including battery and semiconductor manufacturing and large research universities.
•The 48% increase in orders for Americas was led by 69% growth in Products and Systems and 5% growth in Services.
•The 9% increase in orders for EMEA was led by 15% growth in Products and Systems and 2% growth in Services.
•The 10% increase in orders for APAC was due to 12% growth in Products and Systems and 4% growth in Services.

Backlog
Backlog increased 43%, reflecting sustained orders growth and led by growth in Products and Systems.
•The 54% increase in backlog for Americas was led by 63% growth in Products and Systems.
•The 18% increase in backlog for EMEA was due to 18% growth in Products and Systems and 16% growth in Services.

•The 12% increase in backlog for APAC was due to 13% growth in Products and Systems and 10% growth in Services.

Remaining performance obligations were $29.3 billion at September 30, 2026. Differences between the Company’s remaining performance obligations and backlog are primarily due to:
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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30,
(in millions)	2026	2025	Change

Current assets	$11,678	$10,162	15%
Current liabilities	12,919	10,941	18%
Working capital	$(1,241)	$(779)	59%

The decrease in working capital at September 30, 2026 as compared to September 30, 2025 was primarily due to increases in deferred revenue, accounts payable and the current portion of long-term debt, partially offset by increases in accounts receivable and cash and cash equivalents.

Cash Flows

	Year Ended September 30,
(in millions)	2026	2025
Continuing operations
Cash provided by operating activities	$3,872	$2,554
Cash used by investing activities	(468)	(412)
Cash used by financing activities	(3,048)	(6,784)
Discontinued operations
Cash provided (used) by discontinued operations	$(253)	$4,787
•The increase in cash provided by operating activities reflects higher net income and favorable changes in accounts payable and accrued liabilities and accrued income taxes, partially offset by higher accounts receivable.

•The increase in cash used by investing activities was primarily due to the acquisitions of Alloy Enterprises and Nantum AI, net investment activity and higher capital expenditures, partially offset by proceeds from the ADT Mexico and ADT Spain divestitures.

•The decrease in cash used by financing activities was primarily due to the Accelerated Share Repurchase Transactions ("ASR Transactions") in the prior year, partially offset by net debt activity.

•The change in cash provided (used) by discontinued operations was primarily due to the net proceeds from the sale of the R&LC HVAC business in the prior year. In fiscal 2026, the Company paid approximately $155 million related to final purchase price adjustments associated with the sale of the R&LC HVAC business to the Bosch Group as well as other costs related to the sale.

Capitalization

	September 30,
(in millions)	2026	2025

Short-term debt	$678	$723
Current portion of long-term debt	1,066	566
Long-term debt	7,533	8,591
Total debt	9,277	9,880
Less: Cash and cash equivalents	618	379
Net debt	$8,659	$9,501

Shareholders’ equity attributable to Johnson Controls ordinary shareholders ("Equity")	$13,611	$12,927
Total capitalization (Total debt plus Equity)	22,888	22,807
Net capitalization (Net debt plus Equity)	22,270	22,428

Total debt as a % of Total capitalization	40.5%	43.3%
Net debt as a % of Net capitalization	38.9%	42.4%

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

•The Company expects to make approximately $900 million in capital expenditure investments during fiscal 2027 focused on expanding global thermal-management capacity to support increased demand, including enhancements to capacity, lead times and delivery to support backlog conversion and execution. The Company expects to fund these capital expenditures through existing cash and liquidity resources, including cash from operations and short-term commercial paper.

•Refer to Note 9, "Debt and Financing Arrangements," of the notes to consolidated financial statements for additional information on debt obligations and maturities. Interest payable on long-term debt outstanding as of September 30, 2026 is $305 million in the twelve months following September 30, 2026 and $3.0 billion thereafter.

•Refer to Note 7, "Leases," of the notes to consolidated financial statements for additional information on lease obligations and maturities.

•As of September 30, 2026, the Company had purchase obligations which were payable in the next twelve months of approximately $2 billion and payable thereafter of approximately $0.3 billion. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent all future expected purchases.

•As of September 30, 2026, the Company expects to contribute $21 million and $156 million to the global pension and postretirement plans in the next twelve months and thereafter, respectively.

•The Company completed its previously announced accelerated share repurchase ("ASR") program in the second quarter of fiscal 2026 and resumed open market repurchases after final settlement of the ASR transactions. In total, the Company invested $5.0 billion to repurchase 43,693,817 shares at an average price of $114.43 per share. As of September 30, 2026, approximately $3.2 billion remains available under the Company's share repurchase authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. The Company expects to repurchase outstanding shares from time to time depending on market conditions, alternate uses of capital, liquidity, and the economic environment.

•The Company declared dividends of $1.60 per share in fiscal 2026 and intends to continue paying quarterly dividends in fiscal 2027. The authority to declare and pay dividends is vested in the Board of Directors. The timing, declaration and payment of future dividends to holders of the Company's ordinary shares is determined by the Company's Board of Directors and depends upon many factors, including the Company's financial condition and results of operations, the capital requirements of the Company's businesses, industry practice and any other relevant factors.

•The Company believes its capital resources and liquidity position, including cash and cash equivalents of $618 million at September 30, 2026, are adequate to fund operations and meet its cash obligations for the foreseeable future.

–The Company manages its short-term debt position in the U.S. and euro commercial paper and bank loan markets. Commercial paper outstanding totaled $250 million as of September 30, 2026 and $400 million as of September 30, 2025.

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

–The Company also has the ability to draw on its $2.5 billion revolving credit facility which is scheduled to expire in December 2028. There were no draws on the revolving credit facility as of September 30, 2026 and September 30, 2025.

•The Company's ability to access the global capital markets and the related cost of financing is dependent upon, among other factors, the Company's credit ratings. As of September 30, 2026, the Company's credit ratings and outlook were as follows:

Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
S&P	A-2	BBB+	Stable
Moody's	P-2	Baa1	Stable

The security ratings set forth above are issued by unaffiliated third party rating agencies and are not a recommendation to buy, sell or hold securities. The ratings may be subject to revision or withdrawal by the assigning rating organization at any time.

•Financial covenants in the Company's revolving credit facilities require a minimum consolidated shareholders’ equity attributable to Johnson Controls of at least $3.5 billion at all times. The revolving credit facility also limits the amount of debt secured by liens that may be incurred to a maximum aggregated amount of 10% of consolidated shareholders’ equity attributable to Johnson Controls for liens and pledges. For purposes of calculating these covenants, consolidated shareholders’ equity attributable to Johnson Controls is calculated without giving effect to (i) the application of Accounting Standards Codification ("ASC") 715-60, "Defined Benefit Plans - Other Postretirement," or (ii) the cumulative foreign currency translation adjustment. As of September 30, 2026, the Company was in compliance with all covenants and other requirements set forth in its credit agreements and the indentures governing its notes, and expects to remain in compliance for the foreseeable future. None of the Company’s debt agreements limit access to stated borrowing levels or require accelerated repayment in the event of a decrease in the Company's credit rating.

•The Company earns a significant amount of its income outside of the parent company. Outside basis differences that would result in incremental tax upon reversal are considered indefinitely reinvested except in limited circumstances. The Company currently does not intend nor foresee a need to repatriate undistributed earnings included in the outside basis differences other than in tax efficient manners. The Company intends to reverse outside basis differences only when such reversal can be accomplished in a tax-efficient manner. The Company expects existing U.S. cash and liquidity to continue to be sufficient to fund the Company’s U.S. operating activities and cash commitments for investing and financing activities for at least the next twelve months and thereafter for the foreseeable future. In the U.S., should the Company require more capital than is generated by its operations, the Company could elect to raise capital in the U.S. through debt or equity issuances. The Company has borrowed funds in the U.S. and continues to have the ability to borrow funds in the U.S. at reasonable interest rates. In addition, the Company expects existing non-U.S. cash, cash equivalents, short-term investments and cash flows from operations to continue to be sufficient to fund the Company’s non-U.S. operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next twelve months and thereafter for the foreseeable future. Should the Company require more capital at the Luxembourg and Ireland holding and financing entities, other than amounts that can be provided in tax efficient methods, the Company could also elect to raise capital through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of the Company’s earnings.

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

The following table presents the net loss (income) attributable to the Parent Company and TFSCA (collectively, the "Obligor Group") and the net loss attributable to intercompany transactions between the Obligor Group and subsidiaries of the Parent Company other than TFSCA (collectively, the "Non-Obligor Subsidiaries") which are excluded from the Net loss (income) attributable to the Obligor Group (in millions):

Year Ended September 30, 2026
Net loss attributable to the Obligor Group	$400
Net income attributable to intercompany transactions	(67)

The Obligor Group does not have sales, gross profit or amounts attributable to noncontrolling interests.

The following table presents summarized balance sheet information of the Obligor Group and intercompany balances between the Obligor Group and the Non-Obligor Subsidiaries which are excluded from the Obligor Group amounts (in millions):

	Obligor Group	Intercompany Balances
Current assets	$4,656	$5,713
Noncurrent assets	255	2,157
Current liabilities	3,705	1,283
Noncurrent liabilities	7,418	7,702

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

Revenue Recognition

The Company recognizes revenue from certain long-term contracts on an over-time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. Total estimated costs at completion are based primarily on estimated purchase contract terms, historical performance trends and other economic projections. Factors that may result in a change to these estimates include unforeseen engineering problems, construction delays, cost inflation, the performance of internal labor, subcontractors and major material suppliers, and weather conditions. As a result, changes to the original estimates may be required during the life of the contract and any adjustments to the measure of completion are recognized as adjustments to sales and gross profit using the cumulative catch-up method. Estimated losses are recorded when identified.

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

Management completed its fiscal 2026 annual impairment test as of July 31, which included a qualitative assessment of all reporting units. The Company did not identify any qualitative factors that suggest that it is more likely than not that the fair value of its reporting units is less than their carrying amount, including goodwill, and as such, a quantitative impairment test was not necessary.

Indefinite-lived intangible assets are also subject to at least annual impairment testing in the fourth fiscal quarter (as of July 31) or as events occur or circumstances change that indicate the assets may be impaired. Indefinite-lived intangible assets primarily consist of trademarks and trade names and are tested for impairment using a relief-from-royalty method. A considerable amount of management judgment and assumptions are required in performing the impairment tests. The key assumptions used in the impairment tests were long-term revenue growth projections, weighted-average cost of capital, and the royalty rate. The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations.

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

Refer to Note 6, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements for information regarding the results of goodwill and indefinite-lived intangible assets impairment testing performed in fiscal 2026, 2025, and 2024.

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

In estimating the expected return on plan assets, the Company considers historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions, asset mix and the impact of the active management of the plans’ invested assets. For fiscal 2027, the Company believes the long-term rate of return will approximate 7.10% for U.S. pension plans and 6.53% for non-U.S. pension plans. Any differences between actual investment results and the expected long-term asset returns will be reflected in net periodic benefit costs in the fourth quarter of each fiscal year or at the date of a significant remeasurement event. If actual returns on plan assets are less than the Company’s expectations, additional contributions may be required.

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

Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

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

Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for a discussion on management's judgments applied in the recognition and measurement of asbestos-related assets and liabilities.

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

The Company reviews the realizability of its deferred tax assets and related valuation allowances on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary. At September 30, 2026, the Company had a valuation allowance of $6.4 billion for continuing operations, of which $6.2 billion relates to net operating and capital loss carryforwards primarily in France, Ireland, Luxembourg, Mexico, and the United Kingdom for which sustainable taxable income has not been demonstrated; and $0.2 billion for other deferred tax assets.

The Company’s federal income tax returns and certain non-U.S. income tax returns for various fiscal years remain under various stages of audit by the IRS and respective non-U.S. tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At September 30, 2026, the Company had recorded a liability of $1.8 billion for its best estimate of the probable loss on certain of its tax positions, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Refer to Note 16, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

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

For net investment hedges, the Company assesses its net investment positions in the non-U.S. operations and compares them with the outstanding net investment hedges on a quarterly basis. The hedge is deemed effective if the aggregate outstanding principal of the hedge instruments designated as the net investment hedge in a non-U.S. operation does not exceed the Company’s net investment positions in the respective non-U.S. operation.

Derivative instruments not designated as hedging instruments under ASC 815 require no assessment of effectiveness.

A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements, and further disclosure relating to derivatives and hedging activities is included in Note 9, "Debt and Financing Arrangements," and Note 10, "Fair Value Measurements," of the notes to consolidated financial statements.

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

At September 30, 2026 and 2025, the Company estimates that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $113 million and $166 million, respectively.

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

Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for additional information.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson Controls International plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Johnson Controls International plc and its subsidiaries (the "Company") as of September 30, 2026 and 2025, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Certain Contracts with Customers

As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized net sales of $25,666 million for the year ended September 30, 2026, of which a majority relates to certain over time and point in time contracts with customers. Revenue from certain long-term contracts to design, manufacture and install building products and systems as well as unscheduled repair or replacement services is recognized on an over time basis, with progress towards completion measured using a cost-to-cost input method based on the relationship between actual costs incurred and total estimated costs at completion. The cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Changes to the original estimates may be required during the life of the contract and estimated losses are recorded when identified. The Company enters into extended warranties and long-term service and maintenance agreements with certain customers. For these arrangements, revenue is recognized over time on a straight-line basis over the respective contract term. Revenue associated with the sale of equipment and related installations are generally recognized over time on a cost-to-cost input method, while the revenue for monitoring and maintenance services are recognized over time as services are rendered. In other cases, the Company recognizes revenue at the point in time when control over the goods or services transfers to the customer.

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
November 12, 2026

We have served as the Company’s auditor since 1957.

Johnson Controls International plc
Consolidated Statements of Income

	Year Ended September 30,
(in millions, except per share data)	2026	2025	2024
Net sales
Products and systems	$17,701	$16,124	$15,967
Services	7,965	7,472	6,985
	25,666	23,596	22,952
Cost of sales
Products and systems	11,697	10,543	10,677
Services	4,454	4,461	4,198
	16,151	15,004	14,875

Gross profit	9,515	8,592	8,077

Selling, general and administrative expenses	5,510	5,764	5,661
Restructuring and impairment costs	311	546	510
Net financing charges	279	319	342
Equity income (loss)	11	6	(42)

Income from continuing operations before income taxes	3,426	1,969	1,522

Income tax provision	536	245	111

Income from continuing operations	2,890	1,724	1,411

Income (loss) from discontinued operations, net of tax	(27)	1,789	489

Net income	2,863	3,513	1,900

Income attributable to noncontrolling interests
Continuing operations	10	3	4
Discontinued operations	—	219	191

Net income attributable to Johnson Controls	$2,853	$3,291	$1,705

Income (loss) attributable to Johnson Controls
Continuing operations	$2,880	$1,721	$1,407
Discontinued operations	(27)	1,570	298
Total	$2,853	$3,291	$1,705

Basic earnings (loss) per share attributable to Johnson Controls
Continuing operations	$4.73	$2.64	$2.09
Discontinued operations	(0.04)	2.40	0.44
Total	$4.69	$5.04	$2.53

Diluted earnings (loss) per share attributable to Johnson Controls
Continuing operations	$4.72	$2.63	$2.08
Discontinued operations	(0.04)	2.40	0.44
Total	$4.68	$5.03	$2.52

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2026	2025	2024

Net income	$2,863	$3,513	$1,900

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	287	(502)	39
Cumulative currency translation adjustment release	—	783	—
Other	(34)	9	(23)
Other comprehensive income	253	290	16

Total comprehensive income	3,116	3,803	1,916

Comprehensive income attributable to noncontrolling interests	15	190	220

Comprehensive income attributable to Johnson Controls	$3,101	$3,613	$1,696

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Financial Position

	September 30,
(in millions, except par value and share data)	2026	2025

Assets

Cash and cash equivalents	$618	$379
Accounts receivable, less allowance for expected credit losses of $159 and $205, respectively	7,316	6,269
Inventories	1,999	1,820
Current assets held for sale	4	14
Other current assets	1,741	1,680
Current assets	11,678	10,162

Property, plant and equipment - net	2,106	2,193
Goodwill	16,640	16,633
Other intangible assets - net	3,482	3,613
Noncurrent assets held for sale	231	140
Other noncurrent assets	6,010	5,198
Total assets	$40,147	$37,939

Liabilities and Equity

Short-term debt	$678	$723
Current portion of long-term debt	1,066	566
Accounts payable	4,381	3,614
Accrued compensation and benefits	1,198	1,268
Deferred revenue	3,370	2,470
Current liabilities held for sale	6	12
Other current liabilities	2,220	2,288
Current liabilities	12,919	10,941

Long-term debt	7,533	8,591
Pension and postretirement benefit obligations	204	211
Noncurrent liabilities held for sale	34	9
Other noncurrent liabilities	5,811	5,233
Noncurrent liabilities	13,582	14,044

Commitments and contingencies (Note 19)

Ordinary shares (par value $0.01; 2.0 billion shares authorized; shares issued: 2026 - 632,394,685; 2025 - 641,632,294)	6	6
Ordinary A shares (par value €1.00; 40,000 shares authorized, none outstanding as of September 30, 2026 and 2025)	—	—
Preferred shares (par value $0.01; 200,000,000 shares authorized, none outstanding as of September 30, 2026 and 2025)	—	—
Ordinary shares held in treasury, at cost (shares held: 2026 - 31,082,660; 2025 - 30,501,903)	(1,371)	(1,302)
Capital in excess of par value	15,370	14,865
Retained earnings	—	—
Accumulated other comprehensive loss	(394)	(642)
Shareholders’ equity attributable to Johnson Controls	13,611	12,927
Noncontrolling interests	35	27
Total equity	13,646	12,954
Total liabilities and equity	$40,147	$37,939

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Cash Flows

	Year Ended September 30,
(in millions)	2026	2025	2024
Operating Activities of Continuing Operations
Income from continuing operations:
Attributable to Johnson Controls	$2,880	$1,721	$1,407
Attributable to noncontrolling interests	10	3	4
Total	2,890	1,724	1,411
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	654	865	816
Pension and postretirement benefits	(115)	(41)	(49)
Deferred income taxes	(798)	195	(403)
Non-cash restructuring and impairment charges	195	427	411
Equity-based compensation expense	124	140	107
Other - net	(87)	(28)	(68)
Changes in assets and liabilities:
Accounts receivable	(1,096)	(211)	(537)
Inventories	(210)	(75)	(17)
Other assets	(78)	(581)	(482)
Accounts payable and accrued liabilities	1,714	695	569
Accrued income taxes	679	(556)	(190)
Cash provided by operating activities from continuing operations	3,872	2,554	1,568

Investing Activities of Continuing Operations
Capital expenditures	(465)	(434)	(494)
Acquisition of businesses, net of cash acquired	(291)	(10)	(3)
Divestitures of businesses, net of cash divested	331	5	345
Other - net	(43)	27	(32)
Cash used by investing activities from continuing operations	(468)	(412)	(184)

Financing Activities of Continuing Operations
Net proceeds from (repayments of) borrowings with maturities less than three months	(170)	38	48
Proceeds from debt	545	1,765	1,281
Repayments of debt	(859)	(1,648)	(924)
Stock repurchases and retirements	(1,505)	(5,991)	(1,246)
Payment of cash dividends	(976)	(976)	(1,000)
Other - net	(83)	28	(107)
Cash used by financing activities from continuing operations	(3,048)	(6,784)	(1,948)

Discontinued Operations
Cash provided (used) by operating activities	(98)	(1,155)	530
Cash provided (used) by investing activities	(155)	6,546	(37)
Cash used by financing activities	—	(604)	(132)
Cash provided (used) by discontinued operations	(253)	4,787	361
Effect of exchange rate changes on cash, cash equivalents and restricted cash	129	(259)	59
Change in cash, cash equivalents and restricted cash held for sale	—	(255)	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	232	(369)	(150)
Cash, cash equivalents and restricted cash at beginning of period	398	767	917
Cash, cash equivalents and restricted cash at end of period	630	398	767
Less: Restricted cash	12	19	161
Cash and cash equivalents at end of period	$618	$379	$606

The accompanying notes are an integral part of the consolidated financial statements.

Johnson Controls International plc
Consolidated Statements of Shareholders' Equity

	Year Ended September 30,
(in millions)	2026	2025	2024
Shareholders' Equity Attributable to Johnson Controls

Beginning Balance	$12,927	$16,098	$16,545

Ordinary Shares
Beginning balance	6	7	7
Repurchases and retirements of ordinary shares	—	(1)	—
Ending balance	6	6	7

Ordinary Shares Held in Treasury, at Cost
Beginning balance	(1,302)	(1,268)	(1,240)
Employee equity-based compensation withholding taxes	(69)	(34)	(28)
Ending balance	(1,371)	(1,302)	(1,268)

Capital in Excess of Par Value
Beginning balance	14,865	17,475	17,349
Share-based compensation expense	98	104	85
Repurchases and retirements of ordinary shares	379	(2,826)	—
Other, including options exercised	28	112	41
Ending balance	15,370	14,865	17,475

Retained Earnings
Beginning balance	—	848	1,384
Net income attributable to Johnson Controls	2,853	3,291	1,705
Cash dividends declared	(969)	(975)	(995)
Repurchases and retirements of ordinary shares	(1,884)	(3,164)	(1,246)
Ending balance	—	—	848

Accumulated Other Comprehensive Loss
Beginning balance	(642)	(964)	(955)
Other comprehensive income (loss)	248	322	(9)
Ending balance	(394)	(642)	(964)
Ending Balance	13,611	12,927	16,098

Shareholders' Equity Attributable to Noncontrolling Interests

Beginning Balance	27	1,263	1,149
Comprehensive income attributable to noncontrolling interests	15	190	220
Dividends attributable to noncontrolling interests	(7)	(562)	(108)
Divestiture of noncontrolling interest	—	(805)	—
Other	—	(59)	2
Ending Balance	35	27	1,263

Total Shareholders' Equity	$13,646	$12,954	$17,361
Cash Dividends Declared per Ordinary Share	$1.60	$1.51	$1.48

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

All available information is used to estimate fair values. External valuation experts are typically engaged to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date as more information is obtained regarding assets acquired and liabilities assumed based on facts and circumstances that existed as of the acquisition date.

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

Indefinite-lived intangible assets are also subject to at least annual impairment testing in the fourth fiscal quarter (as of July 31) or as events occur or circumstances change that indicate the assets may be impaired. Indefinite-lived intangible assets primarily consist of trademarks and trade names and are tested for impairment using a relief-from-royalty method. The Company considers the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. The Company considers the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment.

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

Assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company evaluates its asset groups by comparing their carrying amount against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

Subscriber system assets and any deferred revenue resulting from the customer acquisition are accounted for over the expected life of the subscriber. Subscriber systems and related deferred revenue are depreciated using a straight-line method with lives up to 15 years, with remaining balances written off upon customer termination.

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

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged against income as incurred and primarily included within selling, general and administrative expenses in the consolidated statements of income. Such expenditures for the years ended September 30, 2026, 2025 and 2024 were $265 million, $273 million and $267 million, respectively.

Stock-Based Compensation

Restricted (Non-vested) Stock /Units

Restricted stock and restricted stock units are typically settled in shares for employees in the U.S. and in cash for employees not in the U.S. Restricted awards typically vest over a period of three years from the grant date. The Company's Compensation and Talent Development Committee may approve different vesting terms on specific grants. The fair value of each share-settled restricted award is based on the closing market value of the Company’s ordinary shares on the date of grant. The fair value of each cash-settled restricted award is recalculated at the end of each reporting period based on the closing market value of the Company's ordinary shares at the end of the reporting period, and the liability and expense are adjusted based on the new fair value. Dividends accrue during the vesting period and are paid in shares of the Company's common stock.

Performance Share Awards

Performance-based share unit ("PSU") awards are generally contingent on the achievement of predetermined performance goals over a performance period of one to three years and on the award holder's continuous employment until the vesting date. The majority of PSUs are also indexed to the achievement of specified levels of total shareholder return versus the S&P500 Industrials Index, a peer group, over the performance period.

Upon completion of the performance period, earned PSUs are typically settled with shares of the Company's ordinary shares for employees in the U.S. and in cash for employees not in the U.S.

The fair value of the portion of the PSU which is linked to the achievement of performance goals is based on the closing market value of the Company's ordinary shares on the date of grant. The performance conditions for these awards are pre-tax earnings growth and revenue performance targets. Share-based compensation expense for these PSUs is recognized over the performance period based on the probability of achieving the performance targets.

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

Dividends do not accrue on the performance share units during the performance period.

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

Foreign Currency Translation

Substantially all of the Company’s international operations use the respective local currency as the functional currency. Assets and liabilities of international entities have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in non-functional currencies are adjusted to reflect period-end exchange rates. Aggregate transaction gains (losses), net of the impact of foreign currency hedges, included in income from continuing operations for the years ended September 30, 2026, 2025 and 2024 were $(41) million, $(95) million and $(10) million, respectively.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company adopted the new annual disclosures as required for fiscal 2025 and the interim disclosures as required in the first quarter of fiscal 2026. Refer to Note 17, "Segment Information," of the notes to consolidated financial statements for the Company's segment disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. The Company adopted the new annual disclosures as required for fiscal 2026. Refer to Note 16, "Income Taxes," of the notes to consolidated financial statements for the Company's income tax disclosures.

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

2. ACQUISITIONS AND DIVESTITURES

Acquisitions

During the third quarter of fiscal 2026, the Company closed the acquisitions of Alloy Enterprises and Nantum AI. The total aggregate consideration for the acquisitions, net of cash acquired, was approximately $291 million, of which a meaningful component related to Alloy Enterprises. Alloy Enterprises is a thermal, mechanical and materials sciences technology company that designs and manufactures advanced direct liquid cooling components. Nantum AI expands capabilities within the Johnson Controls OpenBlue digital ecosystem. These businesses are reported within the Americas segment. In connection with the acquisitions, the Company recorded goodwill of $193 million, primarily related to the expected synergies from combining the operations into the Company's business. During the fourth quarter of fiscal 2026, the Company recorded a measurement period adjustment that decreased goodwill by $12 million. The Company also recorded $127 million of definite-lived intangible assets related to developed technology being amortized on a straight-line basis over 15 years.

Divestitures

Global Intrusion Products Business

In October 2026, the Company entered into a definitive agreement to sell its Global Intrusion Products business to Truelink Capital. The transaction is expected to close in the first half of calendar year 2027, subject to customary closing conditions and regulatory approvals. As the definitive agreement was entered into subsequent to September 30, 2026 and the held for sale criteria was not met at year end, the transaction did not impact the Company's fiscal 2026 consolidated financial statements. The Company is currently evaluating the financial statement impact of the transaction, including any gain or loss to be recognized upon completion of the sale, which is not expected to be material.

Assets and Liabilities Held for Sale

During the third quarter of fiscal 2026, the Company signed a definitive agreement to sell its ADT United Kingdom Residential Security business and determined that it met the criteria to be classified as held for sale. The transaction is expected to close in fiscal 2027. The business did not meet the criteria to be classified as a discontinued operation as the divestiture does not represent a strategic shift that will have a major effect on the Company's operations and financial results. As of September 30,

2026, $235 million of assets and $40 million of liabilities associated with the business were separately presented as held for sale in the consolidated statements of financial position.

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of September 30, 2026, the estimated fair value less costs to sell of the held for sale business exceeded its carrying value, and therefore, no adjustment was necessary.

ADT Spain Security Business

On April 1, 2026, the Company completed the sale of its ADT Spain Security business for net proceeds of $98 million, with no gain or loss recorded on the transaction. As the estimated fair value less costs to sell was below its carrying value when the business met the criteria to be classified as held for sale, the Company recorded non-cash impairment charges in the first quarter of fiscal 2026 of $50 million within restructuring and impairment costs in the consolidated statements of income.

ADT Mexico Security Business

On October 31, 2025, the Company completed the sale of its ADT Mexico Security business for net proceeds of $207 million. In connection with the sale, the Company recognized a pre-tax gain in the first quarter of 2026 of $70 million within selling, general and administrative expenses in the consolidated statements of income.

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

The results of the R&LC HVAC business recorded in income from discontinued operations, net of tax, were a loss of $27 million for the year ended September 30, 2026, reflecting the impacts of post-closing working capital, net debt and other discontinued operations adjustments.

The following table summarizes the results of the R&LC HVAC business which were reported as discontinued operations (in millions):

	Year Ended September 30,
	2025	2024
Net sales	$3,790	$4,466
Cost of goods sold	2,881	3,300
Gross profit	909	1,166
Selling, general and administrative expenses	(2,008)	761
Restructuring and impairment costs	30	34
Net financing charges	5	17
Equity income	240	276
Income from discontinued operations before income taxes	3,122	630
Provision for income taxes on discontinued operations	1,333	141
Income from discontinued operations, net of tax	1,789	489
Income from discontinued operations attributable to noncontrolling interest, net of tax	219	191
Income from discontinued operations	$1,570	$298

In conjunction with the divestiture, the Company entered into Transition Services Agreements to provide administrative services to the buyers. The fees for services rendered under each of the Transition Service Agreements were not material to our results of operations.

In fiscal 2026, the Company paid approximately $155 million related to final purchase price adjustments associated with the sale of the R&LC HVAC business to the Bosch Group.

3.    REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by segment and by Products & Systems and Services revenue (in millions):

	Year Ended September 30,
	2026			2025			2024
	Products & Systems	Services	Total	Products & Systems	Services	Total	Products & Systems	Services	Total
Americas	$12,279	$5,119	$17,398	$11,187	$4,644	$15,831	$11,206	$4,400	$15,606
EMEA	3,133	1,986	5,119	2,977	1,991	4,968	2,789	1,831	4,620
APAC	2,289	860	3,149	1,960	837	2,797	1,972	754	2,726
Total	$17,701	$7,965	$25,666	$16,124	$7,472	$23,596	$15,967	$6,985	$22,952

Contract Balances

Contract assets relate to the Company’s right to consideration for performance obligations satisfied but not billed. Contract liabilities relate to customer payments received or a right to an amount of consideration that is unconditional in advance of satisfaction of performance obligations under the contract. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

The following table presents the location and amount of contract balances in the Company's consolidated statements of financial position (in millions):

		September 30,
	Location of contract balances	2026	2025
Contract assets - current	Accounts receivable - net	$2,510	$2,178
Contract assets - noncurrent	Other noncurrent assets	6	9
Contract liabilities - current	Deferred revenue	3,370	2,470
Contract liabilities - noncurrent	Other noncurrent liabilities	455	478

The Company recognized revenue that was included in the beginning of period contract liability balance of approximately $2.1 billion and $1.8 billion for the years ended September 30, 2026 and 2025, respectively.

Performance Obligations

Performance obligations are satisfied at a point in time or over time. The timing of satisfying the performance obligation is typically stipulated by the terms of the contract. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $29.3 billion, of which approximately 73% is expected to be recognized as revenue over the next two years. The remaining performance obligations expected to be recognized in revenue beyond two years primarily relate to large, multi-purpose construction contracts, which include services to be performed over the building's lifetime, with initial contract terms of 25 to 35 years. Future contract modifications could affect both the timing and the amount of the remaining performance obligations. The Company excludes the value of remaining performance obligations of service contracts with a duration of one year or less and open purchase orders from the indirect third-party sales channel that have a short cycle time (generally 60 days or less).

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

The following table presents the location and amount of costs to obtain or fulfill a contract recorded in the Company's consolidated statements of financial position (in millions):

	September 30,
	2026	2025
Other current assets	$347	$327
Other noncurrent assets	206	249
Total	$553	$576

Amortization of costs to obtain or fulfill a contract was $469 million and $373 million during the years ended September 30, 2026 and 2025, respectively.

4.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30,
	2026	2025

Raw materials and supplies	$917	$716
Work-in-process	141	132
Finished goods	941	972
Inventories	$1,999	$1,820

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2026	2025

Buildings and improvements	$1,162	$1,095
Subscriber systems	686	989
Machinery and equipment	3,714	3,597
Construction in progress	314	382
Land	46	47
Total property, plant and equipment	5,922	6,110
Less: Accumulated depreciation	(3,816)	(3,917)
Property, plant and equipment - net	$2,106	$2,193

During the fourth quarter of fiscal 2025, the Company determined that a triggering event had occurred for the Americas Retail asset group within the Americas segment, primarily as a result of customer contract terminations and the related impact on demand and forecasted operating results and cash flows. The Company conducted an impairment analysis and determined that the carrying amount of the asset group exceeded its fair value. A non-cash impairment charge of $156 million, comprised of $81 million of property, plant, and equipment and $75 million of definite-lived intangible assets, was recorded and is included in restructuring and impairment costs in the consolidated statements of income.

During the fourth quarter of fiscal 2025, the Company determined that a triggering event had also occurred for the Subscriber asset groups within the EMEA segment due to a decline in the market value of the Subscriber business. The Company conducted an impairment analysis and determined that the carrying amount of the asset groups exceeded their fair value. A non-cash impairment charge of $184 million, comprised of $94 million of property, plant, and equipment and $90 million of definite-lived intangible assets, was recorded and is included in restructuring and impairment costs in the consolidated statements of income. The Company used a discounted cash flow model to estimate the fair value of the asset group. The primary assumptions and inputs used in the model included estimated proceeds from the disposition of the asset groups, management's internal projections of future cash flows, and the weighted-average cost of capital. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement" due to the unobservable inputs used.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reportable segments were as follows (in millions):

	Year Ended September 30, 2026
	Americas	EMEA	APAC	Total
Goodwill	$14,092	$2,388	$1,348	$17,828
Accumulated impairment loss	(918)	(277)	—	(1,195)
Balance at beginning of period	13,174	2,111	1,348	16,633
Acquisitions	181	3	—	184
Foreign currency translation and other (1)	(30)	(188)	41	(177)
Balance at end of period	$13,325	$1,926	$1,389	$16,640
(1) Includes the allocation of goodwill to the ADT Spain Security business and the ADT United Kingdom Residential Security business disposal groups of $38 million and $101 million, respectively. Refer to Note 2, "Acquisitions and Divestitures," of the notes to the consolidated financial statements for further information.

	Year Ended September 30, 2025
	Americas	EMEA	APAC	Total
Goodwill	$14,118	$2,409	$1,393	$17,920
Accumulated impairment loss	(918)	(277)	—	(1,195)
Balance at beginning of period	13,200	2,132	1,393	16,725
Foreign currency translation and other (1)	(26)	(21)	(45)	(92)
Balance at end of period	$13,174	$2,111	$1,348	$16,633
(1) Includes measurement period adjustments and the allocation of $86 million of goodwill from EMEA to the ADT Mexico residential security business disposal group classified as held for sale.

Management completed its fiscal 2026 annual impairment test as of July 31, which included a qualitative assessment of all of its reporting units. The Company did not identify any qualitative factors that suggest that it is more likely than not that the fair value of its reporting units is less than their carrying amount, including goodwill, and as such, a quantitative impairment test was not necessary.

At April 1, 2025, the Company reallocated goodwill of reporting units impacted by the change in reportable segments described in Note 17, "Segment Information," of the notes to consolidated financial statements and assessed goodwill for impairment. The Company determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed at April 1, 2025.

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

There were no other triggering events requiring that an impairment assessment be conducted in fiscal 2026, 2025 or 2024. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

Other Intangible Assets

The Company’s other intangible assets, primarily from business acquisitions, consisted of (in millions):

	September 30,
	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite-lived intangible assets
Technology	$1,146	$(628)	$518	$1,197	$(714)	$483
Customer relationships	2,009	(1,427)	582	2,026	(1,272)	754
Available-for-sale software and other	999	(578)	421	910	(511)	399
	4,154	(2,633)	1,521	4,133	(2,497)	1,636
Indefinite-lived intangible assets
Trademarks/trade names	1,961	—	1,961	1,977	—	1,977
Total intangible assets	$6,115	$(2,633)	$3,482	$6,110	$(2,497)	$3,613

During the fourth quarter of fiscal 2025, the Company impaired $59 million and $90 million of customer relationships in the Americas segment and EMEA segment, respectively, and $16 million of technology in the Americas segment. Refer to Note 5, "Property, Plant, and Equipment," for additional disclosure regarding impairments in the Americas and EMEA segments.

During the fourth quarter of fiscal 2024, the Company impaired $32 million and $13 million of available for sale software previously reported in the Global Products segment and Building Solutions North America segment, respectively. These non-cash charges were recorded within restructuring and impairment costs in the consolidated statement of income.

The Company tested its indefinite-lived intangible asset for impairment on July 31 as part its annual assessment and determined that the estimated fair values were greater than the carrying values, with the exception of three registered trademarks with estimated fair values that were consistent with their carrying values, which totaled $609 million as of July 31, 2026.

Amortization of other intangible assets included within continuing operations for the years ended September 30, 2026, 2025 and 2024 was $351 million, $439 million and $476 million, respectively.

The following table summarizes estimated amortization of existing definite-lived intangible assets as of September 30, 2026 for each of the next five fiscal years (in millions):

2027	$337
2028	282
2029	190
2030	187
2031	184

7.    LEASES

The following table presents the Company’s lease costs (in millions):

	Year Ended September 30,
	2026	2025	2024
Operating lease cost	$391	$381	$374
Variable lease cost	178	153	170
Total lease costs	$569	$534	$544

The following table presents supplemental consolidated statement of financial position information (in millions):

		September 30,
	Location of lease balances	2026	2025
Operating lease right-of-use assets	Other noncurrent assets	$1,352	$1,347
Operating lease liabilities - current	Other current liabilities	307	226
Operating lease liabilities - noncurrent	Other noncurrent liabilities	1,070	1,084

Weighted-average remaining lease term		7 years	7 years
Weighted-average discount rate		4.4%	4.1%

The following table presents supplemental cash flow information related to operating leases (in millions):

	Year Ended September 30,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$319	$452	$377
Noncash operating lease activity:
Right-of-use assets obtained in exchange for operating lease liabilities	380	555	354

Undiscounted maturities of operating lease liabilities as of September 30, 2026 (in millions) are as follows:

2027	$359
2028	317
2029	255
2030	190
2031	127
Thereafter	337
Total undiscounted lease payments	1,585
Less: Interest	(208)
Total discounted lease payments	$1,377

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

Amounts outstanding related to SCF programs are included in accounts payable in the consolidated statements of financial position. The following table presents the Company's outstanding obligations confirmed as valid related to the SCF programs (in millions):

	Year Ended September 30,
	2026	2025
Confirmed obligations outstanding at beginning of period	$835	$703
Invoices confirmed during the period	2,721	2,249
Confirmed invoices paid during the period	(2,561)	(2,120)
Currency impact	(1)	3
Confirmed obligations outstanding at end of period	$994	$835

9.     DEBT AND FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following (in millions):

	September 30,
	2026	2025
Commercial paper	$250	$400
Term loans	427	320
Bank borrowings	1	3
	$678	$723
Weighted average interest rate on short-term debt outstanding	3.9%	4.5%

Long-Term Debt

Long-term debt consisted of the following (in millions):

			September 30,
Issuer	Interest Rate	Due Date	2026	2025
US dollar debt
JCI plc	3.90%	February 2026	$—	$487
TIFSA[1]	3.90%	February 2026	—	51
JCI plc and TFSCA[2]	5.50%	April 2029	700	700
JCI plc and TFSCA[2]	1.75%	September 2030	625	625
JCI plc and TFSCA[2]	2.00%	September 2031	500	500
JCI plc and TFSCA[2]	4.90%	December 2032	650	650
JCI plc	6.00%	January 2036	342	342
JCI inc	6.00%	January 2036	8	8
JCI plc	5.70%	March 2041	190	190
JCI inc	5.70%	March 2041	30	30
JCI plc	5.25%	December 2041	155	155
JCI inc	5.25%	December 2041	6	6
JCI plc	4.625%	July 2044	444	444
JCI inc	4.625%	July 2044	6	6
JCI plc	5.125%	September 2045	246	246
TIFSA[1]	5.125%	September 2045	23	23
JCI plc	6.95%	December 2045	32	32
JCI plc	6.95%	December 2045	4	4
JCI plc	4.50%	February 2047	500	500
JCI plc	4.95%	July 2064	341	341
JCI plc	4.95%	July 2064	15	15

Euro debt
JCI plc	EURIBOR plus 0.75%	April 2027	283	176
JCI plc and TFSCA[2]	0.375%	September 2027	567	587
JCI plc and TFSCA[2]	3.00%	September 2028	681	704
JCI plc and TFSCA[2]	1.00%	September 2032	567	587
JCI plc and TFSCA[2]	3.125%	December 2033	567	587
JCI plc and TFSCA[2]	4.25%	May 2035	908	939

Japanese yen debt
JCI plc	TORF plus 0.40%	September 2027	191	203
Other			50	57
Gross long-term debt			8,631	9,195
Less:
Debt issuance costs			34	39
Net unamortized discount			33	38
Net purchase accounting adjustments			(35)	(39)
			8,599	9,157
Less: Current portion			1,066	566
Long-term debt			$7,533	$8,591

1 TIFSA = Tyco International Finance S.A.
2 TFSCA = Tyco Fire & Security Finance S.C.A.

The following table presents maturities of long-term debt as of September 30, 2026 (in millions):

2027	$1,066
2028	681
2029	700
2030	625
2031	500
After 2031	5,059
Total	$8,631

Other

As of September 30, 2026, the Company had an outstanding syndicated committed revolving credit facility of $2.5 billion which is scheduled to expire in December 2028. There were no draws on the facility as of September 30, 2026.

As of September 30, 2026, the Company was in compliance with all financial covenants set forth in its credit agreements and the indentures governing its outstanding notes, and expects to remain in compliance for the foreseeable future.

The following table presents the Company's net financing charges (in millions):

	Year Ended September 30,
(in millions)	2026	2025

Interest expense, net of capitalized interest costs	$223	$227
Other financing charges	20	20
Interest income	(8)	(19)
Net foreign exchange results for financing activities	44	91
Net financing charges	$279	$319

Net financing charges includes pre-tax gains (losses) on derivatives not designated as hedging instruments of $(188) million and $(92) million for the years ended September 30, 2026 and 2025, respectively, which are offset by changes in foreign exchange rates on underlying exposures during those periods.

Total interest paid on both short and long-term debt for the years ended September 30, 2026, 2025 and 2024 was $286 million, $321 million and $361 million, respectively.

10.    FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value (in millions):

	Fair Value Measurements Using:
	Total as of September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets
Derivatives	$48	$—	$48	$—
VEBA trust assets	130	130	—	—
Other noncurrent assets
Deferred compensation plan assets	70	70	—	—
Exchange traded funds (fixed income)(1)	67	67	—	—
Exchange traded funds (equity)(1)	229	229	—	—
Total assets	$544	$496	$48	$—
Other current liabilities
Derivatives	49	—	49	—
Total liabilities	$49	$—	$49	$—
 (1) Classified as restricted investments for payment of asbestos liabilities. Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for further details.

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
 (1) Classified as restricted investments for payment of asbestos liabilities. Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for further details.

Net Investment Hedges

The Company enters into foreign-currency-denominated debt obligations in order to manage foreign currency translation risk associated with normal operations. The carrying value of foreign operations translates on a recurring basis using the exchange rate at the end of the applicable period and approximates its fair value. As of September 30, 2026, the Company had designated debt obligations of €2.9 billion as partial hedges of its investments in certain euro-denominated subsidiaries. As of September 30, 2025, the Company had designated debt obligations of €2.9 billion and ¥30 billion as partial hedges of its investments in certain euro-denominated and yen-denominated subsidiaries.

The fair value of foreign-currency-denominated debt was $3.3 billion as of September 30, 2026 and $3.6 billion as of September 30, 2025. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income ("AOCI") account within shareholders' equity attributable to Johnson Controls ordinary shareholders where they offset gains and losses recorded on the Company’s net investments globally.

Pre-tax gains (losses) on net investment hedges recorded as foreign currency translation adjustments within other comprehensive income (loss) were $129 million and $(159) million for the year ended September 30, 2026 and 2025, respectively.

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

Exchange traded funds: Investments in exchange traded funds are valued using a market approach based on quoted market prices, where available, or broker/dealer quotes of identical or comparable instruments. Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for further information.

VEBA trust assets: VEBA trust assets are segregated to fund active union employee medical claims. These assets consist of cash and cash equivalents and are valued at carrying value, which approximates fair value.

Unrealized gains recognized in the consolidated statements of income that relate to equity securities still held at September 30, 2026 and 2025 were $29 million and $34 million for the year ended September 30, 2026 and 2025, respectively.

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.

The fair value of long-term debt at September 30, 2026 and 2025 was as follows (in billions):

	September 30,
	2026	2025
Public debt	$7.4	$8.4
Other long-term debt	0.5	0.5
Total fair value of long-term debt	$7.9	$8.9

The fair value of public debt was determined primarily using market quotes which are classified as Level 1 inputs within the ASC 820 fair value hierarchy. The fair value of other long-term debt was determined using quoted market prices for similar instruments and are classified as Level 2 inputs within the ASC 820 fair value hierarchy.

11.    STOCK-BASED COMPENSATION

The Johnson Controls International plc 2021 Equity and Incentive Plan authorizes stock options, stock appreciation rights, restricted (non-vested) stock/units, performance shares, performance units and other stock-based awards. The Compensation and Talent Development Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants and the terms and conditions of the awards. Annual awards are typically granted in the first quarter of the fiscal year. As of September 30, 2026, there were 55 million shares of the Company's common stock reserved and 26 million shares available for issuance under the 2021 Equity and Incentive Plan.

The following table summarizes stock-based compensation related charges and benefits (in millions):

	Year Ended September 30,
	2026	2025	2024
Compensation expense	$122	$126	$100
Income tax benefit resulting from share-based compensation arrangements	19	19	25
Tax benefit from exercise and vesting of equity settled awards	10	14	1

Substantially all compensation expense is recorded in selling, general and administrative expenses. The Company does not settle stock options granted under share-based payment arrangements in cash.

Restricted (Non-vested) Stock / Units

A summary of non-vested restricted stock awards at September 30, 2026, and changes for the year then ended, is presented below:

	Weighted Average Grant Date Fair Value	Shares
Non-vested, September 30, 2025	$69.68	2,546,987
Granted	116.06	790,161
Vested	65.83	(1,371,777)
Forfeited	79.01	(365,179)
Non-vested, September 30, 2026	$91.29	1,600,192

At September 30, 2026, the Company had approximately $100 million of total unrecognized compensation cost related to non-vested restricted stock arrangements granted which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Share Awards (PSU's)

The following table summarizes the assumptions used in determining the fair value of performance share awards granted:

	Year Ended September 30,
	2026	2025	2024
Risk-free interest rate	3.55%	4.01%	4.21%
Expected volatility of the Company’s stock	27.60%	28.50%	27.20%

A summary of the status of the Company’s non-vested PSU's at September 30, 2026, and changes for the year then ended, is presented below:

	Weighted Average Grant Date Fair Value	Shares
Non-vested, September 30, 2025	$76.97	912,764
Granted	132.27	176,510
Vested	79.54	(229,949)
Forfeited	90.16	(127,719)
Non-vested, September 30, 2026	$87.21	731,606

At September 30, 2026, the Company had approximately $34 million of total unrecognized compensation cost related to non-vested performance-based share unit awards which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

The following table summarizes the assumptions used in determining the fair value of stock options granted:

	Year Ended September 30,
	2026	2025	2024
Expected life of option (years)	5.1	5.7	5.7
Risk-free interest rate	4.28%	4.07%	3.86%
Expected volatility of the Company’s stock	28.05%	30.20%	29.80%
Expected dividend yield on the Company’s stock	1.12%	1.83%	2.77%

A summary of stock option activity at September 30, 2026, and changes for the year then ended, is presented below:

	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 30, 2025	$65.42	1,895,603
Granted	138.55	1,728,893
Exercised	58.02	(476,894)
Forfeited or expired	76.55	(307,668)
Outstanding, September 30, 2026	$109.98	2,839,934	6.37	$110
Exercisable, September 30, 2026	$65.21	863,572	5.61	$72

The following table summarizes additional stock option information:

	Year Ended September 30,
	2026	2025	2024
Weighted-average grant-date fair value of options granted	$36.73	$23.97	$13.74
Intrinsic value of options exercised (in millions)	35	130	22

At September 30, 2026, the Company had approximately $57 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 4.7 years.

12.    WEIGHTED AVERAGE SHARES OUTSTANDING

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in millions):

	Year Ended September 30,
	2026	2025	2024
Weighted Average Shares Outstanding
Basic weighted average shares outstanding	609	652	674
Effect of dilutive securities:
Stock options, unvested restricted stock and unvested performance share awards	2	2	2
Diluted weighted average shares outstanding	611	654	676

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes changes attributable to both continuing and discontinued operations in AOCI attributable to Johnson Controls (in millions, net of tax):

	Year Ended September 30,
	2026	2025	2024

Foreign currency translation adjustments
Balance at beginning of period	$(638)	$(956)	$(970)
Net adjustment for the period	282	318	14
Balance at end of period	(356)	(638)	(956)

Other
Balance at beginning of period	(4)	(8)	15
Current period changes in fair value	(8)	21	(17)
Reclassification to income	(26)	(20)	(6)
Net tax impact	—	3	—
Balance at end of period	(38)	(4)	(8)

Accumulated other comprehensive loss, end of period	$(394)	$(642)	$(964)

14.     PENSION AND RETIREMENT PLANS

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

Funding for non-U.S. plans observes the local legal and regulatory limits. Also, the Company makes contributions to union-trustee pension funds for construction and service personnel.

The following table includes information for pension plans with accumulated benefit obligations ("ABO") in excess of plan assets (in millions):

	September 30,
	2026	2025
Accumulated benefit obligation	$1,330	$1,758
Fair value of plan assets	1,172	1,595

The following table includes information for pension plans with projected benefit obligations ("PBO") in excess of plan assets (in millions):

	September 30,
	2026	2025
Projected benefit obligation	$1,368	$1,806
Fair value of plan assets	1,174	1,607

The Company contributed $28 million to the defined benefit plans in fiscal 2026 and expects to contribute approximately $20 million in cash in fiscal 2027. None of the contributions made by the Company were voluntary.

Projected benefit payments from the plans as of September 30, 2026 are estimated as follows (in millions):

2027	$197
2028	198
2029	198
2030	199
2031	201
2032 - 2036	961

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retirees and their dependents primarily in the U.S. and Canada. Most non-U.S. employees are covered by government sponsored programs. The cost to the Company is not material.

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

The following table includes information for postretirement plans with accumulated postretirement benefit obligations ("APBO") in excess of plan assets (in millions):

	September 30,
	2026	2025
Accumulated postretirement benefit obligation	$26	$48
Fair value of plan assets	8	24

Defined Contribution Plans

The Company sponsors various defined contribution savings plans that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will contribute to certain savings plans based on predetermined percentages of compensation earned by the employee and/or will match a percentage of the employee contributions up to certain limits. Defined contribution plan contributions charged to expense amounted to $191 million, $192 million and $208 million during the years ended September 30, 2026, 2025 and 2024, respectively.

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

The Company participates in approximately 260 multiemployer benefit plans, none of which are individually significant to the Company. The number of employees covered by the Company’s multiemployer benefit plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of fiscal 2026, 2025 and 2024 contributions. The Company recognizes expense for the contractually-required contribution for each period. The Company contributed $72 million, $86 million and $80 million to multiemployer benefit plans during the years ended September 30, 2026, 2025 and 2024, respectively.

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

The Company’s plan assets at September 30, 2026 and 2025, by asset category, are as follows (in millions):

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$55	$—	$55	$—

Fixed Income Securities
Government	250	250	—	—
Corporate/Other	594	593	1	—

Total Investments in the Fair Value Hierarchy	899	$843	$56	$—

Investments Measured at Net Asset Value(1)
Equity	17
Alternative	97
Real Estate	199

Due to Broker	(140)

Total Plan Assets	$1,072

Non-U.S. Pension

Cash and Cash Equivalents	$20	$20	$—	$—

Equity Securities
Large-Cap	137	—	137	—
International - Developed	78	—	78	—
International - Emerging	4	—	4	—

Fixed Income Securities
Government	699	—	699	—
Corporate/Other	281	196	85	—

Total Investments in the Fair Value Hierarchy	1,219	$216	$1,003	$—

Real Estate Investments Measured at Net Asset Value(1)	18

Total Plan Assets	$1,237

Postretirement

Cash and Cash Equivalents	$1	$1	$—	$—

Equity Securities - Global	38	—	38	—

Total Investments in the Fair Value Hierarchy	39	$1	$38	$—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	20

Total Plan Assets	$59

	Fair Value Measurements Using:
Asset Category	Total as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Pension

Cash and Cash Equivalents	$43	$—	$43	$—

Equity Securities
Large-Cap	19	19	—	—
Small-Cap	19	19	—	—
International - Developed	49	49	—	—
International - Emerging	11	11	—	—

Fixed Income Securities
Government	197	197	—	—
Corporate/Other	706	704	2	—

Total Investments in the Fair Value Hierarchy	1,044	$999	$45	$—

Investments Measured at Net Asset Value(1)
Alternative	193
Real Estate	230

Due to Broker	(19)

Total Plan Assets	$1,448

Non-U.S. Pension

Cash and Cash Equivalents	$18	$18	$—	$—

Equity Securities

Large-Cap	185	5	180	—
International - Developed	91	5	86
International - Emerging	7	—	7	—

Fixed Income Securities
Government	685	10	675	—
Corporate/Other	260	170	90	—

Real Estate	4	4	—	—

Total Investments in the Fair Value Hierarchy	1,250	$212	$1,038	$—

Real Estate Investments Measured at Net Asset Value(1)	24

Total Plan Assets	$1,274

Postretirement

Cash and Cash Equivalents	$1	$1	$—	$—

Equity Securities - Global	99	—	99	—

Total Investments in the Fair Value Hierarchy	100	$1	$99	$—

Multi-Credit Strategy Investments Measured at Net Asset Value(1)	75

Total Plan Assets	$175

(1) The fair value of certain investments do not have a readily determinable fair value and require the fund managers to independently arrive at fair value by calculating net asset value ("NAV") per share. In order to calculate NAV per share, the fund managers value the investments using any one, or a combination of, the following methods: independent third party appraisals, discounted cash flow analysis of net cash flows projected to be generated by the investment and recent sales of comparable investments. Assumptions used to revalue the investments are updated every quarter. Due to the fact that the fund managers calculate NAV per share, the Company utilizes a practical expedient for measuring the fair value of its real estate, multi-credit strategy, and alternative investments, as provided for under ASC 820, "Fair Value Measurement." In applying the practical expedient, the Company is not required to further adjust the NAV provided by the fund manager in order to determine the fair value of its investments as the NAV per share is calculated in a manner consistent with the measurement principles of ASC 946, "Financial Services - Investment Companies," and as of the Company's measurement date. The Company believes this is an appropriate methodology to obtain the fair value of these assets. The fair value amounts presented in these tables are intended to permit reconciliation of total plan assets to the amounts presented in the notes to consolidated financial statements.

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

Funded Status

The following table contains the ABO and reconciliations of the changes in the PBO, the changes in plan assets and the funded status (in millions):

	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
September 30,	2026	2025	2026	2025	2026	2025

Accumulated Benefit Obligation	$1,111	$1,473	$1,184	$1,335	$51	$63

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$1,473	$1,603	$1,374	$1,617	$63	$73
Service cost	—	—	16	17	—	—
Interest cost	62	65	63	64	2	3
Plan participant contributions	—	—	3	3	1	1
Actuarial gain	(120)	(62)	(99)	(111)	(7)	(5)
Benefits and settlements paid	(302)	(133)	(100)	(96)	(8)	(9)
Divestitures	(2)	—	(3)	(131)	—	—
Other	—	—	(7)	(3)	—	—
Currency translation adjustment	—	—	(25)	14	—	—

Projected benefit obligation at end of year	$1,111	$1,473	$1,222	$1,374	$51	$63

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,448	$1,591	$1,274	$1,525	$175	$161
Actual return on plan assets	(76)	(12)	62	(25)	20	20
Employer and employee contributions	2	2	30	32	2	3
Transfers (1)	—	—	—	—	(130)	—
Benefits and settlements paid	(302)	(133)	(100)	(96)	(8)	(9)
Divestitures	—	—	—	(168)	—	—
Other	—	—	(4)	(2)	—	—
Currency translation adjustment	—	—	(25)	8	—	—

Fair value of plan assets at end of year	$1,072	$1,448	$1,237	$1,274	$59	$175

Funded status	$(39)	$(25)	$15	$(100)	$8	$112

Amounts recognized in the consolidated statements of financial position consist of:
Other noncurrent assets	$3	$1	$167	$72	$27	$136
Accrued compensation and benefits	(1)	(2)	(11)	(12)	(2)	(2)
Pension and postretirement benefit obligations	(41)	(24)	(141)	(157)	(17)	(22)
Noncurrent liabilities held for sale	—	—	—	(3)	—	—

Net amount recognized	$(39)	$(25)	$15	$(100)	$8	$112

Weighted Average Assumptions (2)
Discount rate (3)	6.14%	4.98%	5.99%	5.17%	5.72%	4.77%
Rate of compensation increase	N/A	N/A	2.92%	2.91%	N/A	N/A
Interest crediting rate	N/A	N/A	N/A	1.75%	N/A	N/A

(1) In fiscal 2026, $130 million was transferred from postretirement plan assets to a separate VEBA trust which will be used to fund active union employee medical claims.

(2) Plan assets and obligations are determined based on a September 30 measurement date at September 30, 2026 and 2025.

(3) The Company considers the expected benefit payments on a plan-by-plan basis when setting assumed discount rates. As a result, the Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the U.S. pension and postretirement plans, the Company uses a discount rate provided by an independent third party calculated based on an appropriate mix of high quality bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates. The Company has elected to utilize a full yield curve approach in the estimation of service and interest components of net periodic benefit cost (credit) for pension and other postretirement for plans that utilize a yield curve approach. The full yield curve approach applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

The fiscal 2026 and 2025 net actuarial gains related to changes in the projected benefit obligation were primarily the result of the increase in discount rates globally.

Net Periodic Benefit Cost

The following table contains the components of net periodic benefit costs, which are recorded in selling, general and administrative expenses or cost of sales consistent with the related employees' salaries in the consolidated statements of income (in millions):

	Pension Benefits						Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
Year ended September 30,	2026	2025	2024	2026	2025	2024	2026	2025	2024
Components of Net Periodic Benefit Cost (Credit):
Service cost	$—	$—	$—	$16	$17	$17	$—	$—	$—
Interest cost	62	65	79	63	64	69	2	3	4
Expected return on plan assets	(91)	(98)	(120)	(74)	(77)	(72)	(11)	(11)	(9)
Net actuarial loss (gain)	39	48	(9)	(87)	(2)	22	(16)	(14)	(14)
Settlement loss (gain)	8	—	—	(1)	(3)	—	—	—	—
Amortization of prior service credit	—	—	—	1	—	—	(3)	(5)	(5)
Other	(2)	—	—	(3)	1	1	—	—	—

Net periodic benefit cost (credit)	$16	$15	$(50)	$(85)	$—	$37	$(28)	$(27)	$(24)

Expense Assumptions:
Discount rate	4.98%	4.60%	5.48%	5.17%	4.35%	4.72%	4.77%	4.50%	5.42%
Expected return on plan assets	6.65%	6.50%	8.50%	2.91%	5.44%	5.26%	6.50%	6.64%	6.62%
Rate of compensation increase	N/A	N/A	N/A	1.75%	3.01%	2.90%	N/A	N/A	N/A
Interest crediting rate	6.00%	6.00%	6.00%	6.04%	1.58%	1.63%	N/A	N/A	N/A

15.     RESTRUCTURING AND RELATED COSTS

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

During the fourth quarter of fiscal 2024, the Company committed to a multi-year restructuring plan to address stranded costs and further right-size its global operations as a result of portfolio simplification actions, and in the fourth quarter of fiscal 2026, the Company expanded the restructuring plan to add an additional $350 million of planned costs, for a total of approximately $750 million in costs to be incurred between fiscal 2025 and fiscal 2028. It is expected that the plan will be completed by the end of fiscal 2028 and the Company will incur one-time restructuring costs, including severance and other employee termination benefits, contract termination costs, and certain other related cash and non-cash charges related to the plan, totaling approximately $750 million (with approximately $400 million expected to be incurred in fiscal 2027 and 2028).
The following table summarizes restructuring and related costs (in millions):

	Year Ended September 30, 2026	Inception to September 30, 2026

Americas	$53	$104
EMEA	49	98
APAC	13	30
Corporate	75	122
Total	$190	$354

The following table summarizes changes in the reserve under the Company's restructuring plan announced in the fourth quarter of fiscal 2024, which is included within other current liabilities in the consolidated statements of financial position (in millions):

	Employee Severance and Termination Benefits	Long-Lived Asset Impairments	Other	Total

Balance at September 30, 2025	$39	$—	$5	$44
Restructuring and related costs	101	73	16	190
Utilized—cash	(100)	—	(14)	(114)
Utilized—noncash	—	(73)	—	(73)
Other	20	—	(1)	19
Balance at September 30, 2026	$60	$—	$6	$66

16.    INCOME TAXES

The components of the Company’s income tax provision from continuing operations are as follows (in millions):

		2026

Tax expense at Ireland statutory rate		$428	12.5%

Foreign Tax Effects

Luxembourg
	Tax rate differential	149	4.3%
	Business restructuring and enterprise realignment activities	(718)	(21.0)%
	Valuation allowance impact	130	3.8%
	Foreign exchange	(60)	(1.8)%
	Nontaxable or nondeductible items	98	2.9%
	Other	(26)	(0.8)%

Malta
	Tax rate differential	84	2.5%
	Other	(52)	(1.5)%

Mexico		55	1.6%

Switzerland
	Business restructuring and enterprise realignment activities	117	3.4%
	Cantonal provision	157	4.6%
	Tax credits	(82)	(2.4)%
	Other	(11)	(0.3)%

United States
	Business restructuring and enterprise realignment activities	85	2.5%
	Other	17	0.5%

Other foreign jurisdictions		181	5.3%

Nontaxable or Nondeductible Items
	Other	(16)	(0.5)%

Changes in Unrecognized Tax Benefits		—	—%

Income tax provision		$536
Effective tax rate		16%

	2025	2024
Tax expense at Ireland statutory rate of 12.5%	$246	$190
U.S. state income tax, net of federal benefit	60	42
Income subject to the U.S. federal tax rate	117	63
Income subject to rates different than the statutory rate	(181)	(204)
Reserve and valuation allowance adjustments	14	(139)
Impact of acquisitions and divestitures	—	121
Restructuring and impairment costs	(11)	38
Income tax provision	$245	$111
Effective tax rate	12%	7%

For fiscal 2026, the effective tax rate for continuing operations was 16% and was higher than the statutory tax rate primarily due to the tax impact of the water systems Aqueous Film Forming Foam ("AFFF") insurance proceeds, the tax impact of current and planned divestitures, and tax rate differentials, partially offset by tax reserve adjustments and other tax audit matters for certain tax years and the benefits of continuing global tax planning initiatives.

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

The following table summarizes changes in the valuation allowance (in millions):

	2026	2025	2024

Balance at beginning of period	$6,256	$6,258	$6,279
Allowance provision for new operating and other loss carryforwards	188	134	215
Allowance reductions	(88)	(136)	(236)
Balance at end of period	$6,356	$6,256	$6,258

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

The following table reconciles the beginning and ending amount of unrecognized tax benefits, the majority of which is included in other noncurrent liabilities in the consolidated statements of financial position (in millions):

	2026	2025	2024
Beginning balance, October 1	$1,927	$2,053	$2,158
Additions for tax positions related to the current year	34	62	39
Additions for tax positions of prior years	184	21	53
Reductions for tax positions of prior years	(325)	(62)	(35)
Settlements with taxing authorities	(35)	(65)	(35)
Statute closings and audit resolutions	(17)	(82)	(127)
Ending balance, September 30	$1,768	$1,927	$2,053

The following table summarizes tax effected unrecognized tax benefits that, if recognized, would impact the effective tax rate and the related accrued interest, net of tax benefit (in millions):

	September 30,
	2026	2025	2024
Tax effected unrecognized tax benefits that, if recognized, would affect the effective tax rate	$1,169	$1,427	$1,466
Net accrued interest	476	459	398

In the U.S., fiscal years 2019 through 2020 are currently under audit and fiscal years 2017 through 2018 are currently under appeal with the Internal Revenue Service (“IRS”) for certain legal entities. Additionally, the Company is currently under exam in the following major non-U.S. jurisdictions for continuing operations:

Tax Jurisdiction	Tax Years Covered

Belgium	2016 - 2017; 2019 - 2025
Canada	2020 - 2022
Germany	2007 - 2021
Mexico	2018 - 2019; 2021
Switzerland	2021 - 2025
United Kingdom	2020

Impacts of Tax Legislation and Change in Statutory Tax Rates

During fiscal 2026, 2025 and 2024, tax legislation was adopted in various jurisdictions. These law changes did not have a material impact on the Company's consolidated financial statements.

Selected Income Tax Data

Selected income tax data related to continuing operations were as follows (in millions):

	2026	2025	2024
Components of income (loss) from continuing operations before income taxes:
U.S.	$396	$(309)	$(406)
Non-U.S.	3,030	2,278	1,928
Income from continuing operations before income taxes	$3,426	$1,969	$1,522

Components of the provision for income taxes:
Current
U.S. federal	$227	$(239)	$330
U.S. state	49	(12)	86
Non-U.S.	1,058	302	102
	1,334	51	518
Deferred
U.S. federal	(134)	385	(299)
U.S. state	(15)	79	(26)
Non-U.S.	(649)	(270)	(82)
	(798)	194	(407)

Income tax provision	$536	$245	$111

Income taxes paid		$606	$704

Income taxes paid, net of refunds, are as follows (in millions):
2026

Ireland	$13
Foreign
United States	216
Switzerland	73
Other foreign	353
Total income taxes paid	$655

At September 30, 2026 and 2025, the Company recorded within the consolidated statements of financial position in other current assets approximately $467 million and $562 million, respectively, of income tax assets. At September 30, 2026 and 2025, the Company recorded within the consolidated statements of financial position in other current liabilities approximately $332 million and $176 million, respectively, of accrued income tax liabilities.

At September 30, 2026, the Company has not provided U.S. or non-U.S. income taxes on approximately $23.9 billion of outside basis differences of consolidated subsidiaries of Johnson Controls International plc. The Company is indefinitely reinvested in these basis differences. The reduction of the outside basis differences via the sale or liquidation of these subsidiaries and/or distributions could create taxable income. The Company's intent is to reduce the outside basis differences only when it would be tax efficient. Given the numerous ways in which the basis differences may be reversed, it is not practicable to estimate the amount of unrecognized deferred tax liability on the outside basis differences.

Deferred taxes were classified in the consolidated statements of financial position as follows (in millions):

	September 30,
	2026	2025
Other noncurrent assets	$2,589	$1,777
Other noncurrent liabilities	(195)	(185)

Net deferred tax asset	$2,394	$1,592

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities included (in millions):

	September 30,
	2026	2025
Deferred tax assets
Accrued expenses and reserves	$391	$424
Employee and retiree benefits	43	38
Property, plant and equipment	697	522
Net operating loss and other credit carryforwards	7,211	6,963
Research and development	181	233
Intangible assets	706	137
Operating lease liabilities	327	327
Other assets	203	315
	9,759	8,959
Valuation allowances	(6,356)	(6,256)
	3,403	2,703
Deferred tax liabilities
Subsidiaries, joint ventures and partnerships	226	193
Operating lease right-of-use assets	327	327
Other liabilities	456	591
	1,009	1,111

Net deferred tax asset	$2,394	$1,592

At September 30, 2026, the Company had available net operating loss carryforwards of approximately $27.1 billion, of which $16.8 billion will expire at various dates between 2027 and 2046, and the remainder has an indefinite carryforward period. The Company had available U.S. foreign tax credit carryforwards at September 30, 2026 of $35 million which will expire in 2029. The valuation allowance, generally, is for loss and credit carryforwards for which realization is uncertain because it is unlikely that the losses and/or credits will be realized given the lack of sustained profitability and/or limited carryforward periods in certain countries.

17.    SEGMENT INFORMATION

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

The Chief Executive Officer, the Company’s chief operating decision maker ("CODM"), evaluates the performance of its segments and allocates resources based on two profitability measures, Segment EBIT and Segment EBITA (non-GAAP):

•Segment earnings before interest and taxes ("Segment EBIT") represents segment income from continuing operations, excluding restructuring and impairment costs, AFFF related settlement costs and insurance recoveries, gains or losses on divestitures, and net mark-to-market gains and losses related to pension and postretirement plans and restricted asbestos investments. Segment EBIT is used as a tool to allow the CODM to evaluate the recurring profitability of the segments, including revenues and expenses that are within the operational control of the segments, and excluding the impact of certain non-cash and non-recurring items. Segment EBIT also provides the CODM with visibility into the integration of key strategic initiatives, such as acquisitions and mergers.

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

Financial information relating to the Company’s reportable segments is as follows (in millions):

	Year Ended September 30, 2026
	Americas	EMEA	APAC
Net sales	$17,398	$5,119	$3,149
Cost of sales	10,879	3,291	2,023
Selling, general and administrative expenses ("SG&A")	3,431	1,135	541
Equity income	—	(7)	(4)
Segment EBIT	3,088	700	589
Amortization of intangible assets	309	28	14
Segment EBITA (non-GAAP)	$3,397	$728	$603

	Year Ended September 30, 2025
	Americas	EMEA	APAC
Net sales	$15,831	$4,968	$2,797
Cost of sales	9,947	3,249	1,781
Selling, general and administrative expenses ("SG&A")	3,357	1,141	559
Equity (income) loss	1	(3)	(4)
Segment EBIT	2,526	581	461
Amortization of intangible assets	356	68	15
Segment EBITA (non-GAAP)	$2,882	$649	$476

	Year Ended September 30, 2024
	Americas	EMEA	APAC
Net sales	$15,606	$4,620	$2,726
Cost of sales	10,142	3,045	1,697
Selling, general and administrative expenses ("SG&A")	3,162	1,055	570
Equity (income) loss	2	39	(2)
Segment EBIT	2,300	481	461
Amortization of intangible assets	379	80	17
Segment EBITA (non-GAAP)	$2,679	$561	$478

A reconciliation of Segment EBIT and Segment EBITA (non-GAAP) to consolidated income before income taxes is as follows (in millions):

	Year Ended September 30,
	2026	2025	2024
Segment EBITA (non-GAAP)	$4,728	$4,007	$3,718
Amortization of intangible assets	351	439	476
Segment EBIT	4,377	3,568	3,242

Corporate expenses	653	767	490
Restructuring and impairment costs	311	546	510
Water systems AFFF settlement (1)	—	—	750
Water systems AFFF insurance recoveries (1)	(149)	(39)	(367)
Net financing charges	279	319	342
Loss (gain) on divestitures	(70)	—	42
Net mark-to-market adjustments	(73)	6	(47)

Income from continuing operations before income taxes	$3,426	$1,969	$1,522

(1)Refer to Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements for further disclosure related to the water systems AFFF settlement and insurance recoveries.

	Year Ended September 30,
	2026	2025	2024
Depreciation/Amortization
Americas	$455	$490	$528
EMEA	43	115	132
APAC	35	36	37
	533	641	697
Corporate	121	224	119

Total	$654	$865	$816

	Year Ended September 30,
	2026	2025	2024
Capital Expenditures
Americas	$193	$151	$190
EMEA	79	16	34
APAC	30	109	102
	302	276	326
Corporate	163	158	168

Total	$465	$434	$494

In fiscal 2026, 2025 and 2024, no customer exceeded 10% of consolidated net sales.

Geographic Areas

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Year Ended September 30,
	2026	2025	2024
Net Sales
United States	$14,753	$13,303	$13,171
Non-United States	10,913	10,293	9,781

Total	$25,666	$23,596	$22,952

Long-Lived Assets (Year-end)
United States	$1,109	$1,108	$1,137
Non-United States	997	1,085	1,266

Total	$2,106	$2,193	$2,403

Net sales attributed to geographic locations are based on the location of where the sale originated. Long-lived assets by geographic location consist of net property, plant and equipment.

18.    GUARANTEES

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

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. Generally, the Company's warranties require the repair or replacement of defective products within a specified time period from the date of sale. The following table summarizes changes in the total product warranty liability (in millions):

	Year Ended September 30,
	2026	2025
Balance at beginning of period	$120	$122
Accruals for warranties issued	124	97
Settlements made	(106)	(99)
Changes in estimates to pre-existing warranties	2	—
Currency translation	(1)	—
Balance at end of period	$139	$120

19.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company accrues for potential environmental liabilities when it is probable a liability has been incurred and the amount of the liability is reasonably estimable. The following table presents the location and amount of reserves for environmental liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2026	2025

Other current liabilities	$26	$27
Other noncurrent liabilities	137	160
Total reserves for environmental liabilities	$163	$187

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

PFOA, PFOS, and other PFAS compounds are being studied by the U.S. Environmental Protection Agency ("EPA") and other environmental and health agencies and researchers. In April 2024, EPA finalized National Primary Drinking Water Regulation (“NPDWR”) for six PFAS compounds including PFOA and PFOS. The NPDWR established legally enforceable levels, called Maximum Contaminant Levels, of 4.0 parts per trillion ("ppt") for each of PFOA and PFOS, 10 ppt for each of PFHxS, PFNA, and HFPO-DA (commonly known as GenX Chemicals), and a Hazard Index of one for mixtures containing two or more of PFHxS, PFNA, HFPO-DA, and PFBS. In February 2024, EPA released two proposed rules relating to PFAS under the Resource Conservation and Recovery Act (“RCRA”): one rule proposes to list nine PFAS (including PFOA and PFOS) as “hazardous constituents,” that has not been finalized. A second rule was proposed in 2024 to clarify that hazardous waste regulated under the rule includes not only substances listed or identified as hazardous waste in the regulations, but also any substances that meet the statutory definition of hazardous waste; however, the EPA withdrew that proposal on May 8, 2026. In April 2024, EPA finalized a rule designating PFOA and PFOS, along with their salts and structural isomers, as "hazardous substances" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In May 2025, EPA announced that it will retain the 4.0 ppt Maximum Contaminant Levels on PFOS and PFOA but will institute a two-year delay in the compliance deadline from 2029 until 2031. On May 1, 2026, the White House Office of Management and Budget

completed its interagency review of a proposed rule to rescind the Maximum Contaminant Levels for four other types of PFAS (PFHxS, PFNA, HFPO-DA, and PFBS); the rules were published in the Federal Register on May 20, 2026. This proposed rescission has not been finalized. In June 2026, the Wisconsin Department of Natural Resources issued a draft rulemaking to adopt as a matter of Wisconsin law the PFAS concentrations and Hazard Index standards established in the April 2024 NPDWR as enforceable limits in groundwater. The Wisconsin Department of Natural Resources adopted a separate final rulemaking in July 2026 that adopts the Maximum Concentration Levels and Hazard Index Standards as limits for drinking water.

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

FTC-Related Litigation

Wisconsin approved final regulatory standards for PFOA and PFOS in drinking water and surface water in February 2022. In August 2024, WDNR issued a new proposed rule to adopt the EPA Maximum Contaminant Levels for PFAS in drinking water. In February 2025, the Wisconsin Department of Health Services ("WDHS") recommended individual groundwater enforcement standards of 4 ng/L for PFOA and PFOS, 10 ng/L for PFHxS, PFNA, and HFPO-DA, and 2,000 ng/L for PFBS. Following the February 2025 WDHS recommendation, the WDNR Secretary and the Governor signed the WDNR scope statement, and the proposed groundwater standards were subsequently approved by the Wisconsin Natural Resources Board and Governor in October 2026 and are pending final publication. In January 2026, the Wisconsin Natural Resources Board approved drinking water standards of 4 ng/L for PFOA and PFOS and 10 ng/L for PFHxS, PFNA, and HFPO-DA. The standards were subsequently approved through the state rulemaking process in 2026.

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

AFFF Municipal and Water Provider Cases

Chemguard and Tyco Fire Products have been named as defendants in more than 454 cases in federal and state courts involving municipal or water provider plaintiffs that were filed in state or federal courts originating from 41 states and territories. The vast majority of these cases have been transferred to or were directly filed in the MDL, and it is anticipated that the remaining cases will be transferred to the MDL. These municipal and water provider plaintiffs generally allege that the use of the defendants’ fire-fighting foam products at fire training academies, municipal airports, Air National Guard bases, or Navy or Air Force bases released PFOS and PFOA into public water supply wells and/or other public property, allegedly requiring remediation.

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

AFFF Putative Class Actions

Chemguard and Tyco Fire Products are named in 51 pending putative class actions in federal courts originating from 21 states and territories. All of these cases have been direct-filed in or transferred to the MDL. In addition, seven proposed class actions were filed in Canada (British Columbia, Manitoba and Quebec), which name Tyco Fire Products and other manufacturers as defendants, on behalf of various classes of members (including individuals, government entities and indigenous communities) who seek to recover for remediation (past and future) costs, claim property or other environmental damages, or claim personal injuries or other harms arising from alleged exposure to or contamination with PFAS or PFAS-containing products (including AFFF). Tyco Fire Products and Johnson Controls International plc have also been named, among other manufacturers, in an individual proceeding in Quebec commenced by the City of Val D’Or Quebec claiming contamination of well water with PFAS from firefighting training and other activities conducted at Val D’Or airport. Certain Tyco-related entities associated with the Ansul brand have also been named along with other manufacturers as third party defendants in seven individual proceedings in

Ontario brought initially against the Canadian Federal Government relating to the use of AFFF products at a particular military site in Ontario.

AFFF Individual or Mass Actions

There are more than 16,515 individual or “mass” actions pending that were filed in state or federal courts originating from 53 states and territories against Chemguard and Tyco Fire Products and other defendants in which the plaintiffs generally seek compensatory damages, including damages for alleged personal injuries, medical monitoring, and alleged diminution in property values. The Company is currently unable to determine a precise count of personal injury claimants currently pending. The vast majority of these matters were transferred to or directly-filed in the MDL, and it is anticipated that several newly-filed state court actions will be similarly tagged and transferred. There are several matters that are or will be proceeding in state courts, including actions in Arizona, Illinois and Washington.

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

In addition, 36 other states and territories have filed 35 lawsuits against a number of manufacturers and other defendants, including affiliates of the Company, with respect to PFAS damage of each of those State's environmental and natural resources allegedly resulting from the manufacture, storage, sale, distribution, marketing, and use of PFAS-containing AFFF within each respective State. The states and territories are: Arkansas, Arizona, California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Kentucky, Massachusetts, Maryland, Maine, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, Wisconsin, Guam, the Northern Mariana Islands, Puerto Rico and the U.S. Virgin Islands. All of these complaints, if not filed directly in the MDL, have been removed to federal court and transferred to the MDL.

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

In June 2026, Tyco received a letter from the Dutch environmental authorities stating that a Tyco affiliate has been identified as a co-polluter of a site in the Netherlands and requesting Tyco to carry out further soil and groundwater investigations, submit a project schedule, and prepare a remediation plan. In September, Tyco received two letters from farmers near the alleged site asking Tyco to take accountability and reimburse costs incurred due to the impossibility of using the local water source.

The Company is vigorously defending all of the above AFFF matters and believes that it has meritorious defenses to class certification and the claims asserted, including statutes of limitations, the government contractor defense, various medical and scientific defenses, and other factual and legal defenses. The Company has a historical general liability insurance program and is pursuing coverage under the program from various insurers through insurance claims discussions and litigation pending in a state court in Wisconsin. The Company has reached settlements with certain insurers and remains in discussions and litigation with the remaining carriers. In the fiscal year 2026, the Company recorded approximately $149 million of insurance recoveries related to settlements with its insurance carriers in selling, general and administrative expenses in the consolidated statements of income. The Company is unable to predict the amount and timing of any future recoveries under its insurance policies with the remaining carriers. There are numerous factual and legal issues to be resolved in connection with these claims. The Company is presently unable to predict the outcome or ultimate financial exposure beyond the water systems AFFF settlement discussed above, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.

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

The following table presents the location and amount of asbestos-related assets and liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2026	2025
Other current liabilities	$58	$58
Other noncurrent liabilities	343	329
Total asbestos-related liabilities	401	387
Other current assets	13	13
Other noncurrent assets	328	326
Total asbestos-related assets	341	339
Net asbestos-related liabilities	$60	$48

The following table presents the components of asbestos-related assets (in millions):

	September 30,
	2026	2025
Restricted
Cash	$5	$5
Investments	297	290
Total restricted assets	302	295
Insurance receivables for asbestos-related liabilities	39	44
Total asbestos-related assets	$341	$339

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

The following table presents the location and amount of self-insured liabilities in the Company's consolidated statements of financial position (in millions):

	September 30,
	2026	2025
Other current liabilities	$100	$87
Accrued compensation and benefits	41	38
Other noncurrent liabilities	317	289
Total self-insured liabilities	$458	$414

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

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2026. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of September 30, 2026, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of September 30, 2026 as stated in its report which is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

(b) Officer Rule 10b5-1 Plan

During the three months ended September 30, 2026, none of the Company's directors or Section 16 officers adopted, amended or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of September 30, 2026) for its annual meeting to be held on March 3, 2027, are incorporated by reference in this Form 10-K.

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and nominees of Johnson Controls is set forth under the caption “Proposal Number One” in Johnson Controls’ proxy statement for its annual meeting of shareholders to be held on March 3, 2027 (the “Johnson Controls Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Part I, Item 4 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Governance of the Company - Nomination of Directors and Board Diversity,” “Governance of the Company - Board Committees”, and “Committees of the Board - Audit Committee” of the Johnson Controls Proxy Statement and such information is incorporated by reference herein.

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

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions (including in prediction markets and similar platforms that permit trading based on future events or outcomes) in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company's quarterly earnings releases and restricts trading and other transactions following announcement of a share repurchase program.

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

The following table provides information about the Company's equity compensation plans as of September 30, 2026:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by shareholders	2,839,934	$109.98	23,955,854
Equity compensation plans not approved by shareholders	—	—	—
Total	2,839,934	$109.98	23,955,854

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

3.1
Memorandum and Articles of Association of Johnson Controls International plc, as amended by special resolutions dated September 8, 2014, August 17, 2016 and March 7, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 3, 2018)

4.1
Indenture, dated December 28, 2016, between Johnson Controls International plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.2
First Supplemental Indenture, dated December 28, 2016, between Johnson Controls International plc, and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent for the New Euro Notes attaching forms of 2.355% Senior Notes due 2017 (retired; no longer outstanding), 7.125% Senior Notes due 2017 (retired; no longer outstanding), 1.400% Senior Notes due 2017 (retired; no longer outstanding), 3.750% Notes due 2018 (retired; no longer outstanding), 5.000% Senior Notes due 2020 (retired; no longer outstanding), 4.25% Senior Notes due 2021 (retired; no longer outstanding), 3.750% Senior Notes due 2021 (retired; no longer outstanding), 3.625% Senior Notes due 2024 (retired; no longer outstanding), 6.000% Notes due 2036, 5.70% Senior Notes due 2041, 5.250% Senior Notes due 2041, 4.625% Senior Notes due 2044, 6.950% Debentures due December 1, 2045, 4.950% Senior Notes due 2064, 4.625% Notes due 2023 (retired, no longer outstanding), 1.375% Notes due 2025 (retired; no longer outstanding), 3.900% Notes due 2026 (retired; no longer outstanding), and 5.125% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 28, 2016)

4.3
Second Supplemental Indenture, dated February 7, 2017, between Johnson Controls International plc and U.S. Bank National Association, as trustee, attaching form of 4.500% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 7, 2017)

4.4
Fifth Supplemental Indenture, dated September 11, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 1.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 11, 2020)

4.5
Sixth Supplemental Indenture, dated September 15, 2020, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent, attaching forms of the 0.375% Senior Notes due 2027 and the 1.000% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 15, 2020)

4.6
Seventh Supplemental Indenture, dated September 16, 2021, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank National Association, as trustee, attaching form of the 2.000% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 16, 2021)

4.7
Eighth Supplemental Indenture, dated as of September 7, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent attaching form of the 3.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 7, 2022)

Johnson Controls International plc
Index to Exhibits

Exhibit	Title

4.8
Ninth Supplemental Indenture, dated as of September 14, 2022, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the 4.900% Senior Notes due 2032) (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 14, 2022)

4.9
Tenth Supplemental Indenture, dated as of May 23, 2023, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and Elavon Financial Services DAC, as paying agent (attaching form of the 4.250% Senior Notes due 2035).(incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 23, 2023)

4.10
Eleventh Supplemental Indenture, dated as of April 19, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of the 5.500% Senior Notes due 2029).(incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 19, 2024)

4.11
Twelfth Supplemental Indenture, dated as of December 10, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A. and U.S. Bank Trust Company, National Association, as trustee (attaching form of 4.900% Senior Notes due 2032) (incorporated by reference to Exhibit 4.3 to registrant’s Current Report on Form 8-K filed on December 10, 2024)

4.12
Thirteenth Supplemental Indenture, dated as of December 11, 2024, among Johnson Controls International plc, Tyco Fire & Security Finance S.C.A., U.S. Bank Trust Company, National Association, as trustee and U.S. Bank Europe DAC, as paying agent (attaching form of 3.125% Senior Notes due 2033) (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K filed on December 11, 2024)

4.13	Description of the Ordinary Shares of Johnson Controls International plc (filed herewith)

4.14	Description of the Johnson Controls International plc Notes (filed herewith)

4.15
Description of the Johnson Controls International plc and Tyco Fire & Security Finance S.C.A. Notes (incorporated by reference to Exhibit 4.15 of the registrant's Annual Report on Form 10-K filed on November 14, 2025)

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
10.5
Johnson Controls International plc 2021 Equity and Incentive Plan, as amended and restated as of September 10, 2025 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed on November 14, 2025)**

10.6
Johnson Controls International plc Severance and Change in Control Policy for Officers, amended and restated September 10, 2025 (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K filed on November 14, 2025)**

10.7
Johnson Controls International plc Executive Deferred Compensation Plan, as amended and restated March 11, 2021 (Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.8
Johnson Controls International plc Senior Executive Deferred Compensation Plan, as amended and restated effective March 11, 2021 (Incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.9
Johnson Controls International plc Retirement Restoration Plan, as amended and restated March 11, 2021 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.10
Tyco Supplemental Savings and Retirement Plan as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 19, 2017) **

10.11
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for periods commencing December 6, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed February 1, 2019)**

10.12
Form of Option/SAR Award for Executive Officers (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 21, 2019)**

10.14
Restrictive covenants applicable to equity award agreements beginning December 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on January 31, 2020)**

10.15
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2012 Share and Incentive Plan for fiscal 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on January 29, 2021)**

10.16
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.17
Form of terms and conditions for Restricted Stock Units for Directors under the Johnson Controls International plc 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)**

10.18
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on February 1, 2023)**

10.19
Form of terms and conditions for Option / SAR Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan for fiscal 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on January 30, 2024)**

Johnson Controls International plc
Index to Exhibits

Exhibit	Title
10.20	Restrictive covenants applicable to equity award agreements beginning March 2024 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 1, 2024)**

10.21
Form of terms and conditions for Option / SAR Awards, Restricted Stock / Unit Awards, Performance Share Awards under the Johnson Controls International plc 2021 Equity and Incentive Plan beginning in fiscal 2026 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed on November 14, 2025)**

10.22	Restrictive covenants applicable to equity award agreements beginning September 2026 (filed herewith)**

10.23	Johnson Controls International plc Value Growth Incentive Program (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on July 29, 2026)

10.24	Johnson Controls International plc Director Double Taxation Policy (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on July 29, 2026)

19.1	Johnson Controls International plc Insider Trading Policy, effective September 10, 2026 (filed herewith)

21.1	Subsidiaries of Johnson Controls International plc (filed herewith)

22.1	Co-Issuer of Debt Securities (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97
Johnson Controls International plc Executive Compensation Recoupment Policy effective October 2, 2023 (incorporated by reference to Exhibit 97 of the registrant's Annual Report on Form 10-K filed on December 14, 2023)**

101	Financial statements from the Annual Report on Form 10-K of Johnson Controls International plc for the fiscal year ended September 30, 2026 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flow, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements (filed herewith), and (vii) the information included in Part I, Item 1C, Part II, Item 9B(b) and Part III, Item 10

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101) (filed herewith)

*	These instruments are not being filed as exhibits herewith because none of the long-term debt instruments authorizes the issuance of debt in excess of 10% of the total assets of Johnson Controls International plc and its subsidiaries on a consolidated basis. Johnson Controls International plc agrees to furnish a copy of each agreement to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSON CONTROLS INTERNATIONAL PLC

By	/s/ Marc Vandiepenbeeck
Marc Vandiepenbeeck
Executive Vice President and Chief Financial Officer

Date:	November 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 12, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Joakim Weidemanis Joakim Weidemanis Chief Executive Officer (Principal Executive Officer)	/s/ Marc Vandiepenbeeck Marc Vandiepenbeeck Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel C. McConeghy Daniel C. McConeghy Vice President and Chief Accounting and Tax Officer (Principal Accounting Officer)	/s/ Timothy M. Archer Timothy M. Archer Director

/s/ Jean Blackwell Jean Blackwell Director	/s/ Pierre Cohade Pierre Cohade Director

/s/ W. Roy Dunbar W. Roy Dunbar Director	/s/ Irene Esteves Irene Esteves Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty Director	/s/ Ayesha Khanna Ayesha Khanna Director

/s/ Seetarama Kotagiri Seetarama Kotagiri Director	/s/ Jürgen Tinggren Jürgen Tinggren Director

/s/ Mark P. Vergnano Mark P. Vergnano Chairman and Director	/s/ John D. Young John D. Young Director